Form 10QSB
period 2002-09-30
COMMUNITY FIRST INC
filed 2002-11-14
CIK 1179500

FEDERAL DEPOSIT INSURANCE CORPORATION
Washington, D.C. 20429

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-49966

COMMUNITY FIRST INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Tennessee	04-3687717

(State of Incorporation)	(I.R.S. Employer Identification No.)

501 South James M. Campbell Blvd. Columbia, Tennessee	38401

(Address of Principal Executive Offices)	(Zip Code)

(931) 380-2265

(Issuer’s Telephone Number, Including Area Code)

None

(Former Name, Address and Fiscal Year, if Changed Since Last Report)

574,453

(Outstanding shares of the issuer’s common stock as of September 30, 2002)

Transitional Small Business Disclosure Format (check one):

Yes [ ]	No	[X]

COMMUNITY FIRST BANK & TRUST

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets September 30, 2002 (Unaudited) and December 31, 2001

Statements of Income and Comprehensive Income Three months ended September 30, 2002 and 2001 (Unaudited) Nine months ended September 30, 2002 and 2001 (Unaudited)

Statements of Cash Flows Nine months ended September 30, 2002 and 2001 (Unaudited)

Notes to Condensed Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

SIGNATURES

CERTIFICATIONS

EXHIBITS

Item 1. Financial Statements

Community First, Inc.
Balance Sheets

($ amounts in thousands)

	(Unaudited)
	September 30,	December 31,
	2002	2001

Assets
Cash and due from banks	$3,768	3,609
Federal funds sold	10,578	—

Cash and cash equivalents	14,346	3,609
Securities available-for-sale	15,976	21,745
Mortgage loans held for sale	2,532	1,856
Loans	124,034	97,298
Allowance for loan losses	(1,657)	(1,327)

Loans, net	122,377	95,971

Premises and equipment	3,906	3,779
Federal Home Loans Bank stock	333	200
Accrued interest receivable	621	757
Other assets	590	484

	$160,681	128,401

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$12,258	9,763
Interest-bearing	126,378	101,453

Total deposits	138,636	111,216

Federal funds purchased	—	720
Federal Home Loan Bank advances	6,000	4,000
Accrued interest payable	705	649
Other liabilities	405	401

Total liabilities	145,746	116,986

Trust preferred securities	3,000	—
Shareholders’ equity:
Common stock, $10 par value. Authorized 1,500,000 shares; issued 574,453 shares in 2002 and 572,753 shares in 2001	5,745	5,728
Additional paid-in-capital	5,745	5,728
Accumulated other comprehensive income	121	166
Retained earnings (accumulated deficit)	324	(207)

Total shareholders’ equity	11,935	11,415

	$160,681	128,401

Community First, Inc.
Statements of Income and Comprehensive Income
(Unaudited)

($ amounts in thousands except earnings per share)

	Nine Months Ended		Three Months Ended
	September 30		September 30

	2002	2001	2002	2001

Interest income:
Loans, including fees	$5,792	5,177	2,080	1,777
Securities-taxable	652	906	152	311
Federal funds sold	53	148	41	25
Other	13	7	7	3

Total interest income	6,510	6,238	2,280	2,116

Interest expense:
Deposits	2,584	3,386	907	1,116
FHLB Advances and Federal funds purchased	186	6	64	6

Total interest expense	2,770	3,392	971	1,122

Net interest income	3,740	2,846	1,309	994
Provision for loan losses	417	376	174	157

Net interest income after
Provision for loan losses	3,323	2,470	1,135	837

Noninterest income:
Service charges on deposit accounts	477	386	188	141
Gains on sales of loans	233	153	79	37
Gains on sales of securities available-for-sale	104	139	—	85
Other noninterest income	211	150	87	56

Total noninterest income	1,025	828	354	319

Noninterest expenses:
Salaries and employee benefits	1,555	1,302	530	447
Occupancy expense	468	396	170	138
Other noninterest expenses	1,451	1,181	520	417

Total noninterest expenses	3,474	2,879	1,220	1,002

Income before income taxes	874	419	269	154
Income taxes	343	—	106	—

Net income	531	419	163	154

Other comprehensive income:
Unrealized gains/losses on securities, net	(45)	78	23	16

Comprehensive income	$486	497	186	170

Earnings per share
Basic	$0.93	0.73	0.28	0.27
Diluted	0.87	0.69	0.27	0.25

Weighted average shares outstanding
Basic	572,971	572,753	573,400	572,753
Diluted	609,700	609,078	609,914	609,078

Community First, Inc.
Statements of Cash Flows
Nine Months Ended September 30
(Unaudited)

($ amounts in thousands)

	2002	2001

Cash flows from operating activities:
Net income	$531	419
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	246	212
Gain on sale of securities available-for-sale	(104)	(139)
Mortgage loans originated for sale	(16,729)	(11,197)
Proceeds from sale of mortgage loans	16,286	10,255
Gain on sale of loans	(233)	(153)
Provision for loan losses	417	376
FHLB stock dividends	(10)	(5)
Decrease (increase) in accrued income receivable	136	(10)
Increase (decrease) in accrued income payable	56	350
Other, net	(130)	210

Net cash provided by operating activities	466	318

Cash flows from investing activities:
Maturities and redemptions of securities available-for-sale	9,777	7,002
Purchases of securities available-for-sale	(12,758)	(15,953)
Sales of securities available-for-sale	8,784	5,111
Purchase of FHLB stock	(123)	(66)
Net increase in loans	(26,736)	(19,744)
Purchases of premises and equipment	(373)	(50)

Net cash used by investing activities	(21,429)	(23,700)

Cash flows from financing activities:
Increase in deposits	27,420	17,446
Decrease in federal funds purchased	(720)	—
Increases in FHLB advances	2,000	—
Issuance of trust preferred securities	3,000	—

Net cash provided by financing activities	31,700	17,446

Net increase (decrease) in cash	10,737	(5,936)
Cash and cash equivalents at beginning of period	3,609	11,221

Cash and cash equivalents at end of period	14,346	5,285

Cash payments for interest	$2,714	3,042
Cash payments for income taxes	470	—

COMMUNITY FIRST, INC.
Notes to Financial Statements
September 30, 2002
(Unaudited)

Basis of Presentation

The accompanying financial statements have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been considered or omitted pursuant to such regulations.

On August 1, 2002, Community First Bank & Trust (the Bank) became a wholly owned subsidiary of Community First, Inc. (the Company), a one-bank holding company. The Company was formed through an internal reorganization in which the shareholders of the Bank became shareholders of the Company receiving one share of Company common stock for each share of Bank stock owned. In an internal reorganization, the historical cost basis of assets and liabilities is carried forward.

On August 2, 2002 the holding company applied to the Federal Reserve to issue $3,000,000 of Trust Preferred securities. These securities were approved and the funds were utilized by the Company to increase the Tier One capital of the Bank.

In the opinion of management, the financial statements contain all adjustments necessary to summarize fairly the financial position of the Company as of September 30, 2002, the results of operations for the three and nine months periods ended September 30, 2002, and cash flows for the nine months ended September 30, 2002. The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Bank’s December 31, 2001, financial statements. The results for interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

Allowance for Loan Losses

Transactions in the allowance for loan losses were as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2002	September 30, 2001
	(In Thousands)	(In Thousands)

Beginning Balance	$1,327	$897
Add (deduct):
Losses charged to allowance	(115)	(139)
Recoveries credited to allowance	28	11
Provision for loan losses	417	376

Ending Balance	$1,657	$1,145

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2002

OVERVIEW

The following discussion compares the financial condition of Community First, Inc. (the Company) at September 30, 2002, to December 31, 2001, and the results of operations for the nine months and three months ended September 30, 2002 and 2001. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. The Company’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, the interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

FINANCIAL CONDITION

Total assets as of September 30, 2002 increased 25.1%, or $32,280,000, to $160,681,000, compared with $128,401,000 at December 31, 2001. The increase in total assets was funded primarily by the Company’s continuing growth of new deposit accounts, by obtaining advances from the Federal Home Loan Bank and the issuance of $3,000,000 of trust preferred securities. Cash and cash equivalents increased $10,737,000 to $14,346,000 at September 30, 2002 from $3,609,000 at December 31, 2001.

Total loans at September 30, 2002, were $126,566,000, compared to $99,154,000 at December 31, 2001, an increase of $27,412,000. Most of the net loan growth in the first nine months of 2002 was in loans secured by 1-4 family residential real estate and commercial and construction loans secured by real estate. Loans secured by 1-4 family real estate increased $7,669,000 and commercial loans secured by real estate increased $11,144,000. As of September 30, 2002, $35,323,000 or 27.9% of total loans were commercial loans secured by real estate. Loans secured by 1-4 family residential real estate were $34,585,000 or 27.3% of total loans. Commercial and industrial loans were $18,397,000 or 14.5% of total loans. Construction loans secured by real estate were $23,732,000 or 18.8% of total loans and consumer loans were $9,083,000 or 7.2% of total loans. Roughly 29% of the growth in the total loans occurred after the issuance of the Trust Preferred Securities. This increase resulted from the repurchase of loans that had been participated to other financial institutions. The bank was able to repurchase these loans due to the increase in it legal lending limit.

There was $2,532,000 in mortgage loans held for sale at September 30, 2002, compared with $1,856,000 at December 31, 2001.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2002

FINANCIAL CONDITION (continued)

Management anticipates that loan demand will continue to be strong, especially in commercial loans. The loan-to-deposit ratio as of September 30, 2002, was 89.5%, compared to 87.5% at December 31, 2001, and the loan-to-assets ratio was 77.2% at September 30, 2002, compared to 75.8% at December 31, 2001. Management expects that the loan-to-deposit ratio for the remainder of 2002 will remain in the range of approximately 85%-95% and the loan-to-assets ratio will be between 75%-85%.

Of the total loans in the portfolio at September 30, 2002, approximately $67,585,000 or 53.4% are at a variable rate of interest, and $58,981,00,or 46.6% are fixed rate. Of the total loans, $64,307,000, or 50.8%, mature or are able to be repriced within twelve months. Only $4,208,000 of the Bank’s total loans mature or reprice in more than five years.

As of September 30, 2002, the Company owned $11,640,000 of U.S. government agency securities and $2,612,000 of fixed-rate mortgage-backed securities in its available-for-sale securities portfolio. As of September 30, 2002, the maturity dates of the agency securities ranged from July 2003 to January 2009.

Deposits increased to $138,636,000 at September 30, 2002, an increase of $27,420,000, or 24.7%, compared to the $111,216,000 at December 31, 2001. Deposits at September 30, 2002 consisted of $12,258,000 or 8.9% in noninterest-bearing demand deposits, $10,447,000 or 7.5% in interest-bearing NOW accounts, $30,342,000 or 21.9% in money market demand deposits, $4,313,000 or 3.1% in savings accounts, $74,631,000 or 53.8% in time certificates of deposit, and $6,645,000 or 4.8% in IRAs.

The majority of the deposits continue to be CDs, which increased $9,643,000 in the first nine months of 2002. At September 30, 2002, the weighted average rate of these CDs was 3.54%, and the weighted average remaining maturity was 13.2 months. Interest bearing accounts increased $24,925,000 in the first nine months of 2002. The weighted average cost of all deposit accounts during the first nine months of 2002 was 2.89%.

As of September 30, 2002 and December 31, 2001, the Company had borrowed $6,000,000 and $4,000,000, respectively, from the Federal Home Loan Bank. At September 30, 2002, the weighted average rate of these advances was 4.23%, and the weighted average remaining maturity was 29 months. These borrowings are secured by a portion of the loan portfolio that is secured by 1-4 family residential properties.

Total shareholders’ equity increased $520,000, to $11,935,000 at September 30, 2002, from $11,415,000 at December 31, 2001. This increase was due to the Company’s net income of $531,000 for the first half of 2002 and the issuance of 1,700 shares of common stock under the stock option plan of $34,000 and was partially offset by the decrease in the fair value of its available-for-sale securities, net of tax, of $45,000.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2002

RESULTS OF OPERATIONS

For the first nine months of 2002, consolidated income before income taxes was $874,000, compared to $419,000 for the same period in 2001. Income before taxes for the third quarter of 2002 was $269,000, up from $154,000 in the third quarter of 2001.

Net interest income before the provision for loan losses for the first nine months of 2002 was $3,740,000, an increase of $894,000 or 31.4% from $2,846,000 for the first nine months of 2001.

Interest and fee income on loans for the first nine months of 2002 was $5,792,000, an increase of $615,000 or 11.9% from $5,177,000 for the nine months ended September 30, 2002. Interest income from securities and short-term funds decreased to $652,000 in the first nine months of 2002, from $906,000 in the same period in 2001. The decrease in 2002 was due to significantly lower interest rates and lower average balances on both securities and short-term funds when compared to 2001.

Interest expenses totaled $2,770,000 in the first nine months of 2002, compared to $3,392,000 in the same period of 2001. The decrease in interest expense in 2002 was due to decreases in overall interest rates throughout 2001.

The Bank’s net interest margin for the first nine months of 2002 was 3.76% compared to 3.72% for the nine months ended September 30, 2001. The net interest margin has been impacted by the Bank’s strategy in 2002 to focus on higher margin loans and attempt to generate more core deposits.

The Bank’s yield on earning assets has decreased significantly, to 6.63%, in the first nine months of 2002 from 8.21% in the first nine months of 2001. The cost of interest-bearing funds has followed the same trend, decreasing to 2.95% in the first nine months of 2002, down from 4.74% in the first nine months of 2001. All of these changes reflect the effects the Federal Reserve Bank’s actions of eleven interest rate decreases throughout 2001 that totaled 4.75%.

In the first nine months of 2002, the Bank provided $417,000 for probable loan losses, compared to $376,000 for the same period in 2001. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of other similar community financial institutions which management believes are representative of the probable loss experience of the Bank. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. The provision for loan losses has been directly impacted by the rapid loan growth experienced by the Bank, as well as the effect of approximately $163,000 net loan charge-offs in 2001 as the loan portfolio is maturing. During the first three years of operation the Bank was required by regulations to maintain a loan loss reserve of 1.25%. Management chose to maintain a level of 1.32% due to the uncertain economic conditions. The net charge-offs for the first nine months of 2002 were $87,000, compared to $127,000 in 2001.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2002

RESULTS OF OPERATIONS (continued)

At September 30, 2002, the Bank had 6 loans totaling $222,000 in nonaccrual status. This compares with December 31, 2001, when there were 11 loans totaling $58,000 in nonaccrual. Total loans more than 90 days delinquent were $30,000 on September 30, 2002 compared to $314,000 as of December 31, 2001. In the first nine months of 2002, 31 loans in the amount of $115,000 were charged off and $28,000 were recovered on loans previously charged off. Management believes the allowance for loan losses at September 30, 2002, is adequate to absorb probable losses in the loan portfolio.

Total noninterest income for the first nine months of 2002 was $1,025,000, up from $828,000 for the same period in 2001. The Bank originates and sells long-term fixed rate mortgages and the related servicing. In the last half of 2001 and continuing into 2002, the Bank experienced a significant increase in the volume of mortgage loans originated and sold due to the lower interest rate environment. Mortgage loans originated and sold generated $233,000 of gains as September 30, 2002. The other large component of non-interest income are service charges on deposit accounts which totaled $477,000 as of September 30, 2002, an increase of 23.6% over 2001. The increase resulted from continued growth within the market.

Noninterest expenses were $3,474,000 for the first nine months of 2002, compared with $2,879,000 for the same period of 2001. During 2002 and 2001, noninterest expenses have increased as the Bank has grown. The growth in noninterest expenses throughout 2001 and in the first nine months of 2002 is attributable primarily to salaries and other operating expenses associated with growth of the bank, including data processing and legal expenses. Management expects that noninterest expenses will continue to increase moderately during 2002 and 2003 in conjunction with the growth of the Bank.

At December 31, 2001, the Bank had utilized substantially all its net operation loss carryovers from prior years.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the Statement of Cash Flows, the Company’s main source of cash flow is from receiving deposits from its customers, and to a lesser extent, repayment of loan principal and interest income on loans and investments.

The primary uses of cash are lending to the Company’s borrowers, and investing in securities and short-term interest-earning assets. In the first nine months of 2002, loan demand kept pace with local deposit growth. Other potential sources of liquidity include the sale of available-for-sale securities from the Bank’s securities portfolio, the sale of loans, Federal Home Loan Bank advances, or the purchase of federal funds, or repurchase agreements.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2002

LIQUIDITY AND CAPITAL RESOURCES (continued)

At September 30, 2002 and December 31, 2001, Community First Bank & Trust’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

	Community First Bank & Trust		Minimum to be
	September 30,	December 31,	considered
	2002	2001	well-capitalized

Tier 1 “core” capital to risk-weighted assets	11.4%	10.9%	6.0%
Total capital to risk-weighted assets	12.7	12.2	10.0%
Tier 1 leverage ratio	9.9	8.9	5.0%

As discussed above, total shareholders’ equity increased $520,000, to $11,935,000 at September 30, 2002 from $11,415,000 at December 31, 2001. This increase was due to the Company’s net income of $531,000 for the first half of 2002 and the issuance of 1,700 shares of common stock under the stock option plan of $34,000 and was partially offset by the decrease in the fair value of its available-for-sale securities, net of tax, of $45,000.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2002

INTEREST RATE SENSITIVITY

One of management’s objectives in managing the Bank’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities. During 2001, interest rates decreased rapidly and significantly, with 11 interest rate decreases totaling 475 basis points during the year. Management believes that, as of year-end 2001 and in the first nine months of 2002, interest rates are at or near their low point. Therefore, management’s strategy has been to lock in lower rates on the funding side of the balance sheet with longer-term CDs and fixed rate Federal Home Loan Bank advances. Also, many of the Bank’s loans are commercial real estate loans with rates that are tied to New York Prime or that are fixed for up to three years, and this strategy allows the Bank to match longer-term funding with these loans, thus minimizing volatility in the net interest margin.

ITEM 3. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of Community First, Inc.’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule [13a-14(c)/15d-14(c)] under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that Community First Inc.’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Community First, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in Community First, Inc.’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

COMMUNITY FIRST BANK AND TRUST

Item 1 – Legal Proceedings	Not applicable

Item 2 – Changes in Securities	Not applicable

Item 3 – Defaults Upon Senior Securities	Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders	Not applicable

Item 5 – Other Information	Not applicable

Item 6 – Exhibits and Reports on Form 8-K12G3

a.     Exhibits

Exhibit
Number	Description

3.1	Charter of Incorporation

3.2	Amended By-Laws of Community First, Inc.

99.1	Certification of Financial Statements by Chief Executive Officer

99.2	Certification of Financial Statements by Chief Financial Officer

b.     Reports on Form 8-K12G3

On August 12, 2002, Community First Bank and Trust filed an 8-K12G3 under Item 5, Other Events, disclosing operating results for the quarter ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community First Inc. (Registrant)

November 13, 2002 (Date)	/s/ Marc R. Lively Marc R. Lively, Chief Executive Officer

November 13, 2002 (Date)	/s/ Dianne Scroggins Dianne Scroggins, Chief Financial Officer

COMMUNITY FIRST, INC.
CERTIFICATION

I, Marc R. Lively, certify that:

1)	I have reviewed this quarterly report on Form 10-QSB of Community First, Inc.

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period by this quarterly report;

3)	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent tot he date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Marc R. Lively Marc R. Lively Chief Executive Officer November 13, 2002

COMMUNITY FIRST, INC.
CERTIFICATION

I, Dianne Scroggins, certify that:

1)	I have reviewed this quarterly report on Form 10-QSB of Community First, Inc.

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period by this quarterly report;

3)	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in the quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent tot he date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Dianne Scroggins Dianne Scroggins Chief Financial Officer November 13, 2002