Form 10KSB
period 2002-12-31
COMMUNITY FIRST INC
filed 2003-03-28
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-49966

COMMUNITY FIRST, INC.

(Name of small business issuer in its charter)

Tennessee (State of incorporation)	04-3687717 (I.R.S. Employer Identification No.)

501 S. James Campbell Blvd.
Columbia, Tennessee 38401
(Address of principal executive offices)(Zip Code)

(931) 380-2265
(Issuer’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $10.00 par value
(Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.   ☒

Revenues for the Registrant’s fiscal year ended December 31, 2002, total $10,355,046.

The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on March 1, 2003 was $17,952,560. There were 575,453 shares of Common Stock outstanding as of March 1, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement dated March 6, 2003 are incorporated by reference into Part III of this report.

Transitional Small Business Disclosure Format (check one):    Yes   ☐    No   ☒

COMMUNITY FIRST, INC.
Annual Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2002

Item	Page
Number	Number

Part I
1. Description of Business
2. Description of Property
3. Legal Proceedings
4. Submission of Matters to a Vote of Security Holders
Part II
5. Market for Common Equity and Related Stockholder Matters
6. Management’s Discussion and Analysis or Plan of Operation
7. Financial Statements
8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Part III
9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
10. Executive Compensation
11. Security Ownership of Certain Beneficial Owners and Management
12. Certain Relationships and Related Transactions
13. Exhibits and Reports on Form 8-K
14. Controls and Procedures

i

PART I

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Statements and financial discussion and analysis contained in this Annual Report on Form 10-KSB of Community First, Inc. (the “Company”) that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe the Company’s future plans, strategies and expectations, are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company’s control. The important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:

•	general business and economic conditions in the markets the Company serves may be less favorable than anticipated;

•	changes in market rates and prices may impact the value of securities, loans, deposits and other financial instruments;

•	changes in the levels of loan prepayments and the resulting effects on the value of the Company’s loan portfolio;

•	changes in local economic and business conditions that could adversely affect the Company’s customers and their ability to transact profitable business with the Company, including the ability of borrowers to repay their loans according to their terms and the value of related collateral;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for possible credit losses;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	legislative or regulatory developments including changes in laws concerning taxes, banking, securities, insurance or other aspects of the financial services industry;

•	competitive factors including product and pricing pressures among financial services organizations may increase;

•	the Company’s ability to expand and grow its business and operations through the opening of de novo branches or the acquisition of additional banks, and the Company’s ability to realize the cost savings and revenue enhancements it expects from such expansion or acquisitions;

•	fiscal and governmental policies of the United States government; and

•	other factors discussed in this Annual Report.

The words “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “continue,” “may,” “will,” “should” and similar expressions are intended to identify forward-looking statements. These forward-

looking statements are found at various places throughout this document and the other documents incorporated herein by reference. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless the securities laws require the Company to do so.

ITEM 1. DESCRIPTION OF BUSINESS

General

The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and became so upon the acquisition of all the voting shares of Community First Bank & Trust (the “Bank”) on August 30, 2002. An application was approved by the Federal Reserve Bank of Atlanta (“FRB”) on August 6, 2002. See “–Supervision and Regulation.” The Company was incorporated under the laws of the State of Tennessee as a Tennessee corporation on April 9, 2002. The Company conducts substantially all of its activities through and derives substantially all of its income from its wholly-owned subsidiary, the Bank.

The Bank commenced business on May 18, 1999, as a Tennessee-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation’s (“FDIC”) Bank Insurance Fund (“BIF”). The Bank is regulated by the Tennessee Department of Financial Institutions (the “Department”) and the FDIC. The Bank operates a main office and a branch office in Columbia, Tennessee, and one additional branch office in Mount Pleasant, Tennessee. The Bank also operates eight automatic teller machines in Maury County, Tennessee. The Bank’s sole subsidiary is Community First Title, Inc., a Tennessee chartered and regulated title insurance company (“Community First Title”).

Services

The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 2002, the Bank’s deposit base totaled approximately $152 million and included the following deposit categories: approximately $14 million in noninterest-bearing deposit accounts (9.15% of total deposits); approximately $46 million in NOW and money market demand accounts (30.59% of total deposits); approximately $6 million in other savings deposits (3.87% of total deposits); approximately $34 million in time deposits of $100,000 or more (22.43% of total deposits); and approximately $52 million in certificates of deposits in amounts less than $100,000 (33.96% of total deposits).

Loans

The Bank makes secured loans to individuals, partnerships, corporations, and other business entities. The Bank offers direct installment loans to consumers on both a secured and unsecured basis. Commercial lending includes the extension of credit to a company directly or to individuals for business purposes. At December 31, 2002, consumer loans of approximately $9 million represented approximately 7% (all percentages net of loan loss reserves) of the Bank’s total loan portfolio; real estate construction loans of approximately $29 million represented approximately 22% of the Bank’s total loan portfolio; residential real estate loans (1 to 4 family residential) of approximately $39 million represented approximately 30% of the Bank’s total loan portfolio; commercial loans secured by real estate of approximately $36 million represented approximately 27% of the Bank’s total loan portfolio; and commercial loans, financial and agricultural, of approximately $19 million represented approximately 14% of the Bank’s total loan portfolio.

Lending Policy of the Bank

While the ultimate authority to approve loans rests with the Board of Directors (the “Directors”) of the Bank, lending authority is delegated by the Directors to the loan officers and loan committee of the Bank. Loan officers, each of whom is limited as to the amount of secured and unsecured loans that he or she can make to a single borrower or related group of borrowers, report to the Bank’s Chief Executive Officer, Marc R. Lively. Mr. Lively also chairs the Bank’s loan committee. Lending limits of individual officers are documented in the respective personnel files and are reviewed annually by the Directors and the loan committee. Loan officers discuss with the Chief Executive Officer any loan request which exceeds their individual lending limit. The loan must have the joint approval from the originating officer and a senior officer. The President Mark W. Hines and Chief Executive Officer Marc R. Lively each have secured lending authority up to $300,000, and each has unsecured lending authority up to $225,000.

The Bank’s Lending Policy provides written guidelines for lending activities and is reviewed at least annually by the Directors. The Directors recognize that, from time to time, it is in the best interest of the Bank to deviate from the established, written credit policy and have established guidelines for granting exceptions to the policy. Situations in which such exceptions might be granted include the waiving of requirements for independent audited financial statements when a comfort level with respect to the financial statements of the borrower can be otherwise obtained; and when it is deemed desirable to meet the terms offered by a competitor. All exceptions granted are documented in the Credit Committee’s minutes.

The Bank seeks to maintain a diversified loan portfolio, including secured and unsecured consumer loans; secured loans to individuals for business purposes; secured commercial loans; secured agricultural production loans; and secured real estate loans. The Bank’s primary trade area lies in the counties of Middle Tennessee, with the primary focus in Maury County, Tennessee. The Credit Committee must approve all out-of-trade area loans.

As a general rule, the Bank seeks to maintain loan-to-collateral value ratios in conformity with industry and regulatory guidelines. The following standards, established by inter-agency guidelines by the federal bank regulators, including the FDIC, went into effect on March 19, 1993:

Maximum Allowable
Loan Category	Loan-to-Value Ratio

Land	65%
Land development	75%
Owner-occupied land development	75%
Construction Commercial, multifamily(1) and other nonresidential	80%
1-4 family residential	85%
Improved property	85%
Owner-occupied 1-4 family and home equity(2)	85%

(1)	Multifamily construction includes condominiums and cooperatives.

(2)	A loan-to-value limit has not been established for permanent mortgage or home equity loans or owner-occupied, 1-4 family residential property. However, for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral is required.

Loan Review and Nonperforming Assets

The Bank has an internal loan review system to determine deficiencies and corrective action to be taken. Loans are graded as follows:

Class 1: High. Loans in this category are to persons or entities of unquestioned financial strength, a highly liquid financial position, with collateral that is liquid and well-margined. These borrowers have performed without question on past obligations, and the Bank expects their performance to continue. Internally generated cash flow covers current maturities of long-term debt by a substantial margin. Loans secured by Bank certificates of deposit and savings accounts, with appropriate holds placed on the accounts, are to be rated in this category.

Class 2: Good. These loans are to persons or entities with strong financial condition and above-average liquidity who have previously satisfactorily handled their obligations with the Bank. Collateral securing the Bank’s debt is margined in accordance with policy guidelines. Internally generated cash flow covers current maturities of long-term debt more than adequately. Unsecured loans to individuals supported by strong financial statements and on which repayment is satisfactory may be included in this classification.

Class 3: Acceptable. Loans to persons or entities with an average financial condition, adequate collateral margins, adequate cash flow to service long-term debt, and net worth comprised mainly of fixed assets are included in this category. These entities are minimally profitable now, with projections indicating continued profitability into the foreseeable future. Closely held corporations or businesses where a majority of the profits are withdrawn by the owners or paid in dividends are included in this rating category. Overall, these loans are basically sound.

Class 4: Watch. These loans are characterized by borrowers who have marginal cash flow, marginal profitability, or have experienced an unprofitable year and a declining financial condition. The borrower has in the past satisfactorily handled debts with the Bank, but in recent months has either been late, delinquent in making payments, or made sporadic payments. While the Bank continues to be adequately secured, margins have decreased or are decreasing, despite the borrower’s continued satisfactory condition. Other characteristics of borrowers in this class include inadequate credit information, weakness of financial statement and repayment capacity, and collateral that appears to limit exposure. This classification includes loans to established borrowers that are reasonably margined by collateral but where potential for improvement in financial condition appears limited.

Class 5: Other Loans Especially Mentioned (OLEM). Loans in this category have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deteriorating prospects for the asset or in the Bank’s credit position at some future date. OLEMs are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification. The Bank does not use an OLEM classification as a compromise between a loan rated 4 or higher and “substandard.”

Class 6: Substandard. A loan classified as “substandard” is inadequately protected by the sound worth and paying capacity of the borrower or the collateral pledged. Loss potential, while existing in the aggregate amount of the substandard loan, does not have to exist in individual assets.

Class 7: Doubtful. A loan classified as “doubtful” has all the weaknesses inherent in a loan classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. These are poor quality loans in which neither the collateral, if any, nor the financial condition of the borrower presently ensure collectability in full in a reasonable period of time; in fact, there is permanent impairment in the collateral securing the Bank’s loan. These loans are in a work-out status and have a defined work-out strategy.

Class 8: Loss. Loans classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. The Bank takes losses in the period in which they become uncollectible.

Loans grades “6”, “7”, or “8” will automatically be referred to management for inclusion on the Bank’s “watch list”.

Nonperforming loans are placed on the non-accrual basis of accounting if: (i) there is deterioration in the financial condition of the borrower; (ii) payment in full of principal or interest is not expected; or (iii) principal or interest has been in default for 90 days or more, unless the obligation is well secured and in the process of collection. The three categories of nonperforming loans are non-accrual status loans, renegotiated debt, and loans in Chapter 13 bankruptcy unless a repayment schedule is adopted that pays out the loan.

Asset/Liability Management

A committee composed of officers and directors of the Bank is responsible for managing the assets and liabilities of the Bank. The chairman of the committee is Chief Financial Officer Dianne Scroggins. The committee attempts to manage asset growth, liquidity and capital in order to maximize income and reduce interest rate risk. The committee directs the Bank’s overall acquisition and allocation of funds. The committee reviews and discusses the Bank’s assets and liability funds budget in relation to the actual flow of funds. The committee also reviews and discusses peer group comparisons, the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities; the ratio of allowance for loan losses to outstanding and nonperforming loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specific categories, regulatory changes, monetary policy adjustments, and the overall state of the local and national economies.

Investment Policy

The Bank’s investment portfolio policy is designed to provide guidelines by which the funds not otherwise needed to meet loan demand of the Bank’s market area can best be invested to meet fluctuations in the loan demand and deposit structure. The Bank’s Chief Financial Officer, Dianne Scroggins, also serves as its Investment Officer. The Bank seeks to balance the market and credit risk against the potential investment return; make investments compatible with the pledging requirements of the Bank’s deposits of public funds; maintain compliance with regulatory investment requirements; and assist the various local public entities with their financing needs. The Bank’s investment policy is reviewed annually by the Investment Committee, chaired by Director Randy Maxwell, and the Board of Directors.

Customers

In the opinion of management, no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on the Bank’s business.

Competition

The banking business is highly competitive. The Bank’s primary market area consists of the cities of Columbia and Mount Pleasant, Tennessee. The Bank competes with numerous commercial banks and savings institutions with offices in the Bank’s market area. The competitors in the local market area have up to $915 million in deposits, as reported by the FDIC as of June 30, 2002. At December 31, 2002, the Bank had deposits of approximately $152 million.

In addition to these competitors, the Bank competes for loans with insurance companies, regulated small loan companies, credit unions, and certain government agencies. The Bank competes with numerous other companies and financial institutions engaged in similar lines of business, such as bank holding companies, mortgage banking companies, brokerage companies, investment banking firms, and leasing companies.

Employees

As of December 31, 2002, the Company had 46 full-time equivalent employees and 48 total employees. This is an increase in 8 full-time equivalent employees and 10 total employees from last year. The Company plans to continue to hire additional employees to meet growth demands. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement, and the Company believes that its employee relations are good.

Issuance of Trust-Preferred Securities

In May 2002, the Company formed Community First Capital Trust I, a wholly-owned Delaware statutory business trust (“Trust I”), and on August 30, 2002, Trust I completed a private offering of 3,000 Floating Rate Capital Securities with an aggregate liquidation value of $3,000,000. Trust I invested the proceeds of the offering in an equivalent amount of the Company’s Floating Rate Junior Subordinated Debt Securities due 2032 (the “Floating Rate Debentures”). The Floating Rate Debentures will mature on December 31, 2032, which date may be shortened to a date not earlier than September 30, 2007 if certain conditions are met, including the prior approval of the Federal Reserve and any other required regulatory approvals. The Floating Rate Debentures, which are the only assets of Trust I, are subordinate and junior in right of payment to all present and future senior indebtedness (as defined in the Indenture dated August 30, 2002) of the Company. The Floating Rate Debentures accrue interest at a floating rate equal to the prime rate of interest in the “Money Rates” table in the Eastern Edition of The Wall Street Journal plus 50 basis points as of the last day for which such data is published in each of March, June, September and December, as applicable, on the liquidation amount of each capital security. Distributions are payable quarterly in arrears on March 31, June 30, September 30 and December 31 of each year. The quarterly distributions on the capital securities are paid at the same rate that interest is paid on the Floating Rate Debentures.

The Company has fully and unconditionally guaranteed the obligations of Trust I under the respective capital securities. Trust I must redeem the capital securities when the Debentures or Floating Rate Debentures, as the case may be, are paid at maturity or upon any earlier prepayment thereof. The Debentures and Floating Rate Debentures may be prepaid if certain events occur, including a change in the tax status or regulatory capital treatment of the capital securities or a change in existing laws that requires Trust I to register as an investment company. Under the provisions of the Debentures and Floating Rate Debentures, the Company has the right to defer payment of interest thereon at any time, or from time to time, for up to ten consecutive semi-annual periods. If interest payments on the Debentures or Floating Rate Debentures are deferred, the distributions on the respective capital securities will also be deferred.

For financial reporting purposes, Trust I is treated as a subsidiary of the Company and consolidated in the corporate financial statements. A portion of the capital securities is treated as Tier 1 capital by the Federal Reserve Board. The treatment of the capital securities as Tier 1 capital, in addition to the ability to deduct the expense of the Debentures and Floating Rate Debentures for federal income tax purposes, provided the Company with a cost-effective method of raising capital.

Supervision and Regulation

General

As a registered bank holding company and a Tennessee-chartered, federally insured commercial bank, the Company and the Bank are subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is regularly examined by the FDIC and the Department and files periodic reports concerning its activities and financial condition with its regulators. The Bank’s relationship with depositors and borrowers is also regulated to a great extent by both federal law and the laws of the State of Tennessee, especially in such matters as the ownership of accounts and the form and content of mortgage documents.

Federal and state banking laws and regulations govern all areas of the operation of the Company and the Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice. Both the Department and the FDIC have the authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.

The following summaries of statutes and regulations affecting banks do not purport to be complete. Such summaries are qualified in their entirety by reference to the statutes and regulations described.

Bank Holding Company Act of 1956

The Company is a bank holding company registered under the provisions of the federal Bank Holding Company Act of 1956, as amended (the “BHC Act”), and consequently is subject to examination by the Board of Governors of the Federal Reserve System (“FRS”).

A bank holding company is required to file with the Federal Reserve Bank of Atlanta (“FRB”) annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the FRB and is required to obtain FRB approval prior to acquiring, directly or indirectly, ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting stock of such bank unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or a bank holding company, and must engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company the activities of which the Federal Reserve Board has determined to be so closely related to banking or management or controlling banks as to be properly incident thereto.

A bank holding company and its subsidiaries are also prohibited from engaging in certain tying arrangements in connection with the extension of credit or provision of any property or service. Thus, an affiliate of a bank holding company may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer must obtain or provide some additional credit, property, or services from or to the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. The FRB has adopted significant amendments to its anti-tying rules that: (1) removed FRB-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) allow banks greater flexibility to package products with their affiliates; and (3) establish a safe harbor from the tying restrictions for certain foreign transactions. These amendments were designed to enhance competition in banking and non-banking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers. However, the impact of the amendments on the Company and Bank is unclear at this time.

In approving acquisitions by bank holding companies of banks and companies engaged in banking-related activities, the Federal Reserve considers a number of factors, including expected benefits to the public such as greater convenience, increased competition, or gains in efficiency, as weighed against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The Federal Reserve is also empowered to differentiate between new activities and activities commenced through the acquisition of a going concern.

The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring “control” of a bank holding company to provided the FRB with 60 days’ prior written notice of the proposed acquisition. Following receipt of this notice, the FRB has 60 days within which to issue a notice disapproving the proposed acquisition, but the FRB may extend this time period for up to another 30 days. An acquisition may be completed before expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the transaction. In addition, any “company” must obtain the FRB’s approval before acquiring 25% (5% if the “company” is a bank holding company) or more of the outstanding shares or otherwise obtaining control over the company.

The Attorney General of the United States may, within 15 days after approval by the Federal Reserve Board of an acquisition, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts. Failure of the Attorney General to challenge an acquisition does not, however, exempt the holding company from complying with both state and federal antitrust laws after the acquisition is consummated or immunize the acquisition from future challenge under the anti-monopolization provisions of the Sherman Act.

Bank holding companies are not permitted to engage in “unsafe and unsound” banking practices. The FRS’s Regulation Y, for example, generally requires a bank holding company to give the FRS prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the bank holding company’s consolidated net worth. The FRS may oppose the transaction if it believes that the transaction would constitute an unsafe and unsound practice or would violate any law or regulation. Depending upon the circumstances, the FRS could take the position that paying a dividend would constitute an unsafe and unsound banking practice.

The FRS has broad authority to prohibit activities of bank holding companies and their non-bank subsidiaries which represent unsafe and unsound banking practices or which constitute violations of laws or regulations, knowing or reckless basis, if those activities caused a substantial loss to a depository institution. These penalties can be as high as one million dollars for each day the activity continues.

Securities Registration and Reporting

The Common Stock of the Company is registered as a class with the SEC under the 1934 Act and thus is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of the Act. In addition, the securities issued by the Company are subject to the registration requirements of the 1933 Act and applicable state securities laws unless exemptions are available. The periodic reports, proxy statements, and other information filed by the Company with the SEC are available at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at1-800-SEC-0330. The Company is an electronic filer with the SEC and the Company’s filings may be obtained at the SEC website (http://www.sec.gov).

Tennessee Supervision and Regulation

As a Tennessee-chartered commercial bank, the Bank is subject to various state laws and regulations which limit the amount that can be loaned to a single borrower, the type of permissible investments, and geographic expansion, among other things. The Bank must submit an application and receive the approval of the Department before opening a new branch office or merging with another financial institution. The Commissioner of the Department has the authority to enforce state laws and regulations by ordering a director, officer or employee of the Bank to cease and desist from violating a law or regulation and from engaging in unsafe or unsound banking practices. The Bank will be required to file annual reports and such other additional information as Tennessee law requires.

Tennessee law contains limitations on the interest rates that may be charged on various types of loans and restrictions on the nature and amount of loans that may be granted and on the type of investments which may be made. The operations of banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity and regulation of consumer lending practices. All Tennessee banks, including the Bank, must become and remain insured under the Federal Deposit Insurance Act.

The Company is a legal entity separate and distinct from the Bank. The principal source of the Company’s revenues however, is from dividends declared by the Bank. Under Tennessee law, the Bank can only pay dividends in an amount equal to or less than the total amount of its net income for that year combined with retained net income of the preceding two (2) years. Payment of dividends in excess of this amount requires prior approval by the commissioner of the Department. The Bank’s ability to pay dividends also may depend on its ability to meet minimum capital levels established from time to time by the FDIC. Under such regulations, FDIC-insured state banks are prohibited from paying dividends, making other distributions or paying any management fee to a parent if, after such payment, the bank would fail to have a risk-based Tier 1 Capital ration of 4%, a risk-based Total Capital ratio of 8% and a Tier 1 leverage capital ration of 4%.

Under Tennessee law, the Company may pay common stock dividends if, after giving effect to the dividends, the Company can pay its debts as they become due in the ordinary course of business and the Company’s total assets exceed its total liabilities. The payment of dividends by the Company also may be affected or limited by certain factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank holding company or a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may take various supervisory actions to prevent such action, including a cease and desist order prohibiting such practice. See “Dividends.”

State banks are subject to regulation by the Department with regard to capital requirements. Tennessee has adopted the provisions of Federal Reserve Regulation O with respect to restrictions on loans and other extensions of credit to bank “insiders.” Further, under Tennessee law, state banks are prohibited from lending to any one person, firm or corporation amounts more than fifteen percent (15%) of its equity capital accounts, except (i) in the case of certain loans secured by negotiable title documents covering readily marketable nonperishable staples, or (ii) with the prior approval of the state bank’s board of directors or finance committee (however titled), the state bank may make a loan to any person, firm or corporation of up to twenty-five percent (25%) of its equity capital accounts.

Federal Supervision and Regulation

Deposit Insurance—The Bank’s deposit accounts are insured by the FDIC up to applicable limits by the BIF. The BIF was designated as an insurance fund pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”). FIRREA provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default. FIRREA provides that certain types of persons affiliated with financial institutions can be fined by the federal regulatory agency having jurisdiction over a depository institution with federal deposit insurance (such as the Bank) could be fined up to $1 million per day for each violation of certain regulations related (primarily) to lending to and transactions with executive officers, directors, and principal shareholders, including the interests of these individuals. Other violations may result in civil money penalties of $5,000 to $25,000 per day or in criminal fines and penalties. In addition, the FDIC has been granted enhanced authority to withdraw or to suspend deposit insurance in certain cases.

As an insurer, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises and regulates the operations of state-chartered banks that are not members of the Federal Reserve System. FDIC approval is required prior to any merger or consolidation involving state, nonmember banks, or the establishment or relocation of an office facility thereof. FDIC supervision and regulation is intended primarily for the protection of depositors and the FDIC insurance funds.

Pursuant to the Federal Deposit Insurance Act (“FDIA”), as amended by FIRREA, all BIF-insured banks were required to pay semiannual insurance assessments to recapitalize the BIF to a 1.25% of insured deposits ratio. In August 1995, the FDIC substantially reduced deposit insurance premiums for well-capitalized, well-managed BIF-insured institutions to the lowest assessment rate of 4 basis points per $100 of assessable deposits. The BIF premium reduction became effective in September 1995. Any insured bank which does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for non-compliance. For example, proceedings may be instituted against any insured bank or any director, officer or employee of such bank who engages in unsafe and unsound practices, including the violation of applicable laws and regulations. The FDIC has the authority to terminate deposit insurance pursuant to procedures established for that purpose.

At September 30, 2002, the Bank’s deposit base for purposes of FDIC premiums was $136 million. The Bank paid FDIC insurance premiums of $19,000 in 2002.

FDICIA & Prompt Corrective Action – The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), which was enacted on December 19, 1991, substantially revised the depository institution regulatory and funding provisions of the FDIA and revised several other banking statutes. The additional supervisory powers and regulations mandated by FDICIA include a “prompt corrective action” program based upon five regulatory zones for banks, in which all banks are placed, largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s capital leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. Each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The FDIC has adopted regulations implementing the prompt corrective action provisions of the FDICIA, which place financial institutions in the following five categories based upon capital ratios: (i) a “well capitalized” if it has a total risk-based capital ratio of 10.0%, a Tier 1 risk-based ratio of at least 6% and a leverage ratio of at least 5%; (ii) an “adequately capitalized” institution has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage ratio of 4%; (iii) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier 1 risk-based capital ratio of under 4% or a leverage ratio of under 4%; (iv) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier 1 risk-based ratio of under 3% or a leverage ratio of under 3%; and (v) a “critically undercapitalized” institution has a leverage ratio of 2% or less.

The regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. Specifically, Section 38 of the FDIA and the implementing regulations provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as it were in the next lower category if the institution is an unsafe or unsound condition or engaging in an unsafe or unsound practice. (The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized).

FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve System. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

FDICIA contain numerous other provisions, including accounting, audit and reporting requirements, beginning in 1995 termination of the “too big to fail” doctrine except in special cases, limitations on the FDIC’s payment of deposits at foreign branches, new regulatory standards in such areas as asset quality, earnings and compensation and revised regulatory standards for, among other things, powers of state banks, real estate lending and capital adequacy. FDICIA also requires that a depository institution provide 90 days prior notice of the closing of any branches.

Various other legislation, including proposals to revise the bank regulatory system and to limit or expand the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. The Department and the FRB examine the Bank periodically for compliance with various regulatory requirements. Such examinations, however, are for the protection of the BIF and for depositors and not for the protection of investors and shareholders.

As of December 31, 2002, under the regulations promulgated under FDICIA, the Bank would have been deemed to be a “well-capitalized” institution if solely viewed on the basis of capital ratios.

Standards for Safety and Soundness—The FDIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (“Guidelines”) to implement safety and soundness standards required by the FDIA. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The agencies also adopted asset quality and earnings standards which are part of the Guidelines. Under the regulations, if the FDIC determines that the Bank fails to meet any standards prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Capital Requirements—The FDIC’s minimum capital standards applicable to FDIC-regulated banks and savings banks require the most highly-rated institutions to meet a “Tier 1” leverage capital ratio of at least 3.0% of total assets. Tier 1 (or “core capital”) consists of common stockholders’ equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 100-200 basis points above the 3% minimum. The FDIC capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not highly rated or are anticipating or experiencing significant growth. Tier 2 capital is an amount equal to the sum of (i) the allowance for possible loan losses in an amount up to 1.25% of risk-weighted assets; (ii) cumulative perpetual preferred stock with an original maturity of 20 years or more and related surplus; (iii) hybrid capital instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) in an amount up to 50% of Tier I capital, eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus. The inclusion of the foregoing elements of Tier 2 capital are subject to certain requirements and limitations of the FDIC.

FDIC capital regulations require higher capital levels for banks which exhibit more than a moderate degree of risk or exhibit other characteristics which necessitate that higher than minimum levels of capital be maintained. Any insured bank with a Tier 1 capital to total assets ratio of less than 2% is deemed to be operating in an unsafe and unsound condition pursuant to Section 8(a) of the FDIA unless the insured bank enters into a written agreement, to which the FDIC is a party, to correct its capital deficiency. Insured banks operating with Tier 1 capital levels below 2% (and which have not entered into a written agreement) are subject to an insurance removal action. Insured banks operating with lower than the prescribed minimum capital levels generally will not receive approval of applications submitted to the FDIC. Also, inadequately capitalized state nonmember banks will be subject to such administrative action as the FDIC deems necessary.

FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components of mandatory convertible securities, term subordinated debt, intermediate-term preferred stock and allowance for possible loan and lease losses. Allowance for possible loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital. The FDIC includes in its evaluation of a bank’s capital adequacy an assessment of risk-based capital focusing principally on broad categories of credit risk. No measurement framework for assessing the level of a bank’s interest rate risk exposure has been codified but, effective board and senior management oversight of the banks tolerance for interest rate risk is required.

The FDIC has adopted the Federal Financial Institutions Examination Council’s recommendation regarding the adoption of Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Specifically, the agencies determined that net unrealized holding gains or losses on available for sale debt and equity securities should not be included when calculating core and risk-based capital ratios.

FDIC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weakness. The FDIC capital regulations state that, where the FDIC determines that the financial history or condition, including off-balance sheet risk, managerial resources and/or the future earnings prospects of a bank are not adequate and/or a bank has a significant volume of assets classified substandard, doubtful or loss or otherwise criticized, the FDIC may determine that the minimum adequate amount of capital for that bank is greater than the minimum standards established in the regulation.

The Bank believes that, under the current regulations, the Bank has sufficient capital to meet its minimum capital requirements. However, events beyond the control of the Bank, such as a downturn in the economy in areas where the Bank has most of its loans, could adversely affect future earnings and, consequently, the ability of the Bank to meet its capital requirements.

Activities and Investments of Insured State-Chartered Banks—Section 24 of the FDIA, as amended by the FDICIA, generally limits the activities and equity investments of FDIC-insured,

state-chartered banks so those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investment may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

In addition, an insured state bank (i) that is located in a state which authorized as of September 30, 1991 investment in common or preferred stock listed on a national securities exchange (“listed stock”) or shares of a registered investment company (“registered shares”), and (ii) which during the period beginning September 30, 1990 through November 26, 1991 (“measurement period”) made or maintained investments in listed stocks and registered shares, may retain whatever shares that were lawfully acquired or held prior to December 19, 1991 and continue to acquire listed stock and registered shares, provided that the bank does not convert its charter to another form or undergo a change in control. In order to acquire or retain any listed stock or registered shares, however, the bank must file a one-time notice with the FDIC which meets specified requirements and which sets forth the Bank’s intention to acquire and retain stocks or shares, and the FDIC must determine that acquiring or retaining the listed stocks or registered shares will not pose a significant risk to the deposit insurance fund of which the bank is a member.

FDIC regulations implementing Section 24 of the FDIA provide that an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as “principal” in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank or savings bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.

Loans-to-One-Borrower—The aggregate amount of loans that the Bank is permitted to make under applicable regulations to any one borrower, including related entities, is the greater of 25% of unimpaired capital and surplus or $500,000. Based on the Bank’s current capitalization of $15,031,000, the Bank’s loans-to-one borrower limit is approximately $3,757,750.

Federal Reserve System—In 1980, Congress enacted legislation which imposed Federal Reserve requirements (under “Regulation D”) on all depository institutions that maintain transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank.

Community Reinvestment Act—The Company is also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank’s record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods.

The regulatory agency’s assessment of the Company’s record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. As a component of its Community Reinvestment Act outreach, the Company has instituted an affordable home loan program for first-time home buyers and low to moderate income borrowers.

Interstate Banking—The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”), which was enacted on September 29, 1994, among other things and subject to certain conditions and exceptions, (i) permits bank holding company acquisitions commencing one year after enactment of banks of a minimum age of up to five years as established by state law in any state, (ii) mergers of national and state banks after May 31, 1997 across state lines unless the home state of either bank has opted out of the interstate bank merger provision, (iii) branching de novo by national and state banks into others states if the state has elected this provision of the Interstate Act, and (iv) certain interstate bank agency activities after one year after enactment.

Gramm-Leach Bliley Act—The Gramm-Leach-Bliley Act of 1999 (the “Act”) represented a pivotal point in the history of financial services regulation in the United States. The Act removes large parts of a regulatory structure that had its roots in the 1930’s and creates new opportunities for banks, other depository institutions, insurance companies and securities firms to enter into combinations. The Act also provides new flexibility to design financial products and services that better serve the banking consumer. The Act, among other provisions, (i) substantially eliminates the prohibition under the Bank Holding Company Act which existed previously on affiliations between banks and insurance companies; (ii) repeals Section 20 of the Glass-Steagall Act which prohibited banks from affiliating with securities firms; (iii) sets forth procedures for such affiliations; (iv) provides for the formation of Financial Holding Companies; and (v) eliminates the blanket exclusion of banks from the definitions of the terms “broker” and “dealer” under the Securities Exchange Act of 1934 (the “Exchange Act”), while permitting banks to continue to conduct certain limited brokerage and dealer activities without registration under the 1934 Act as a broker-dealer.

In addition to expanding the activities in which banks and bank holding companies may engage, the Gramm-Leach-Bliley Act also imposed new requirements on financial institutions with respect to customer privacy. The Gramm-Leach-Bliley Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the Gramm-Leach-Bliley Act.

The USA Patriot Act of 2001—The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (“USA Patriot Act”) was enacted in October 2001. The USA Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions of all kinds is significant and wide ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (i) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (ii) standards for verifying customer identification at account opening; (iii) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iv) reports by non-financial trades and business filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (v) filing of suspicious activities reports involving securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

Sarbanes-Oxley Act of 2002—On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002. This legislation represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities registered, or that file reports under, the Securities Exchange Act of 1934. In particular, the act establishes (i) new requirements for audit committees, including independence, expertise and responsibilities; (ii) additional responsibilities regarding financial statements for the chief executive officer and the chief financial officer of the reporting company and new requirements for them to certify the accuracy of periodic reports filed with the Securities and Exchange Commission; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers, including an accelerated time frame for reporting of insider transactions and the Company’s periodic reports; (v) and new and increased civil and criminal penalties for violations of the federal securities laws. The legislation also established a new accounting oversight board to enforce auditing standards and restrict the scope of services that accounting firms may provide to their public company audit clients. The act requires the Securities and Exchange Commission, based on certain enumerated factors, to regularly and systematically review corporate filings. Many of the act’s provisions were effective immediately, while other provisions have become effective over a period of time and are subject to rule-making by the Securities and Exchange Commission.

Because the Company’s common stock is registered with the Securities and Exchange Commission, it is currently subject to the requirements of this legislation. The Company is in the process of complying with, and establishing procedures for ongoing compliance with, the act and the related rules and regulations issued by the Securities and Exchange Commission. At the present time, and subject to the final rules and regulations to be adopted and issued by the SEC, management anticipates that the Company will incur additional expense as a result of the act but does not expect that the Company’s compliance will have a material impact on its business. To the extent that the Bank has already implemented the requirements of this legislation and the related regulations, compliance has been accomplished with existing Bank personnel.

Change in Control Restrictions

Statutory Provisions

The Change in Bank Control Act requires the written consent of the FDIC be obtained prior to any person or company acquiring “control” of a state-chartered bank. Tennessee law also requires the prior written consent of the Department to acquire control of a Tennessee-chartered bank. Upon acquiring control, a company will be deemed to be a bank holding company and must register with the Federal Reserve Board. Conclusive control is presumed to exist if, among other things, an individual or company acquires more than 25% of any class of voting stock of the Bank. Rebuttable control is presumed to exist if, among other things, a person acquires more than 10% of any class of voting stock and the issuer’s securities are registered under Section 12 of the Exchange Act (the Common Stock is not expected to be so registered) or the person would be the single largest stockholder. Restrictions applicable to the operations of a bank holding company and conditions that may be imposed by the Federal Reserve Board in connection with its approval of a company to become a bank holding company may deter companies from seeking to obtain control of the Bank.

Other

While not directly restricting efforts to acquire control of the Bank, certain other characteristics of the Bank’s organization may discourage attempts to acquire control of the Bank. The Bank’s Charter provides that approximately one-third of its Board of Directors are elected each year (see “MANAGEMENT — Classification of Directors”), thereby making it more difficult for a potential acquirer of control of the Bank to replace the members of the Board of Directors than it would be if directors were elected at more frequent intervals or if a greater percentage of directors were elected at any one time.

As a result of all of the foregoing restrictions on acquisitions, the Bank is a less attractive target for a “takeover” attempt than other less-highly regulated companies generally. Accordingly, these restrictions might deter offers to purchase the Bank which stockholders may consider to be in their best interests, and may make it more difficult to remove incumbent management.

Dividends

The principal source of the Company’s cash revenues is dividends received from the Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends, which would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if that payment could reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Other than the laws and regulations noted above, which apply to all banks and bank holding companies, neither the Company nor Bank are currently subject to any regulatory restrictions on its dividends.

Tennessee law requires that dividends be paid only from retained earnings (or undivided profits), except that dividends may be paid from capital surplus with the prior, written consent of the Department. Tennessee laws regulating banks require certain charges against and transfers from an institution’s undivided profits account before undivided profits can be made available for the payment of dividends. The Department generally prohibits a newly chartered institution from paying dividends during its first three years of operation without the Department’s prior approval.

Monetary Policy

The Bank, like other depository institutions, is affected by the monetary policies implemented by the Board of Governors of the Federal Reserve System (“Federal Reserve”). The Federal Reserve has the power to restrict or expand the money supply through open market operations, including the purchase and sale of government securities and the adjustment of reserve requirements. These actions may result in significant fluctuations in market interest rates, which could adversely affect the operations of the Bank, such as its ability to make loans and attract deposits, as well as market demand for loans. See “Supervision and Regulation.”

Capital Adequacy

See Regulation and Supervision — Capital Requirements for a discussion of bank regulatory agencies’ capital adequacy requirements.

Future Legislation

Any future banking legislation proposed by the United States Congress and the Tennessee General Assembly may have an effect on the structure, regulation and competitive relationships of the nation’s financial institutions.

ITEM 2. DESCRIPTION OF PROPERTY

The Company’s principal office is located at 501 South James M. Campbell Boulevard, Columbia, Tennessee 38401. The Bank constructed a building at this location. The Bank owns the building and the property. Prior to the completion of construction, the Bank’s main office was located in a modular building at this location.

The Bank moved the modular building previously located at the principal office downtown to 601 North Garden Street, Columbia, Tennessee. The Bank operates a branch at this location. The Bank owns the building and the property.

The Bank has also purchased land at 105 W. Fifth Street, Columbia, Tennessee for the purpose of building a future location.

The Bank also operates a branch office at 105 Public Square, Mount Pleasant, Tennessee. The Bank owns the building and the property at this location.

The Bank also operates a branch office in the Wal-Mart store at 2200 Brookmeade Drive in Columbia.

At December 31, 2002, the cost of office properties and equipment (less allowances for depreciation and amortization) owned by the Bank was $3,905,000.

The Company believes that its facilities are adequate and suitable for the Company’s current business and its anticipated business for the foreseeable future.

The Company is unaware of any potential environmental liability that it may incur in connection with any properties or other assets owned by it.

ITEM 3. LEGAL PROCEEDINGS

The Company and the Bank are party to certain claims and litigation occurring in the normal course of operations. In the opinion of management, none of these matters, when resolved, will have a material effect on the financial position of the Company, the Bank or their respective future operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company’s fiscal year ended December 31, 2002.

PART II

ITEM 5. MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

From November 1998 through April 1999, the Bank sold and issued 572,753 shares of common stock in connection with its initial unregistered offering. Effective July 31, 2002, each share of the Bank’s common stock was exchanged for one share of the Company’s Common Stock pursuant to the plan of reorganization and share exchange that provided for the reorganization of the Bank into a holding company structure. Also effective on August 1, 2002, the Bank became a wholly-owned subsidiary of the Company. Upon closing of the reorganization, the Company had 572,753 shares of Common Stock outstanding.

No public market exists for the Company’s Common Stock, and there can be no assurance that a public trading market for the Company’s Common Stock will develop. As of March 1, 2003, there were 1776 holders of record of Company Common Stock and 575,453 shares outstanding, without vested options. As of March 1, 2003, there were 46,625 shares of Common Stock subject to outstanding vested options to purchase such shares. The Company has paid no dividends since its inception pursuant to regulatory requirements.

While there is no public market for the Company’s Common Stock, the most recent trade of the Company’s Common Stock known to the Company occurred on March 20, 2003 at a price of $42.00 per share. These sales are isolated transactions and, given the small volume of trading in the Company’s Common Stock, may not be indicative of its present value. Below is a table which sets forth the Company’s high and low prices for the relevant quarters during fiscal year ended December 31, 2002 and fiscal year ended December 31, 2001:

	High	Low

2002
First quarter	$42.00	$35.00
Second quarter	$42.00	$33.51
Third quarter	$40.00	$38.00
Fourth quarter	$40.00	$38.00
2001
First quarter	$42.00	$37.00
Second quarter	$42.00	$38.00
Third quarter	$42.00	$38.00
Fourth quarter	$42.00	$38.00

For a foreseeable period of time, the principal source of cash revenues to the Company will be dividends paid by Bank with respect to its capital stock. There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities. Further, the dividend policy of the Bank is subject to the discretion of the board of directors of the Bank and will depend upon such factors as future earnings, financial conditions, cash needs, capital adequacy and general business conditions. Tennessee law requires that dividends be paid by the Bank only from retained earnings (or undivided profits), except that dividends may be paid from capital surplus with the prior, written consent of the Department. Tennessee laws regulating banks require certain charges against and transfers from an institution’s undivided profits account before undivided profits can be made available for the payment of dividends. The Department generally prohibits a newly chartered institution from paying dividends during its first three years of operation without the Department’s prior approval.

In the future, the declaration and payment of dividends on the Company’s Common Stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the Board of Directors. As of December 31, 2002, an aggregate of approximately $455,000 was available for the payment of dividends by the Bank to the Company under applicable restrictions, without regulatory approval. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.

In order to attract and retain highly qualified personnel, the Company has adopted the Stock Option Plan (the “Option Plan”), which was approved by the Bank’s shareholders in 1999. At the time of approval, 85,500 shares of common stock were reserved for issuance under the Option Plan. Upon closing of the reorganization, each outstanding and unexercised option to purchase one share of the Bank’s common stock was converted to an option to purchase one share of the Company’s common stock, on substantially the same terms as the Option Plan. Also in connection with the reorganization, the Option Plan was amended to cover issuances of future options by the Company, and otherwise continues in form and substance similar to the Option Plan as in effect before the reorganization. The Option Plan is administered by the Board of Directors of the Company (or a committee thereof).

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion and financial information are presented to provide shareholders with a more comprehensive review of the financial condition and results of operations than could be obtained from an examination of the financial statements alone. The review should be read in conjunction with the consolidated financial statements and accompanying notes.

On August 1, 2002, the Company was established to hold the stock of the Bank. The results of operations prior to August 1, 2002 are those of the Bank. This discussion should be read in conjunction with the financial statements and footnotes included herein.

Certain statements contained in this report that are not historical facts are forward looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates”, “plans”, “expects”, “believes”, and similar expressions as they relate to the Company or its management are intended to identify such forward looking statements. The Company’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risk and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, the interest rate environment, competitive conditions in the financial services industry, changes in law, government policies and regulations, and rapidly changing technology affecting services.

RESULTS OF OPERATIONS

Consolidated net income for the Company for 2002 was $750,000, compared to net income of $623,000 for year-end 2001. Pretax income grew from $578,000 in 2001 to $1,236,000, a 113.8% increase. The increase in pretax income in 2002 was primarily due to the Bank’s overall asset growth, specifically loan growth and the associated interest income and increases in mortgage origination fee income related to the low interest rate environment and service charge income. Basic and diluted income per common share was $1.31 and $1.23, respectively, in 2002, compared to $1.09 and $1.02 in 2001. No dividends were paid in 2002 or 2001.

Net Interest Income

Net interest income for 2002 was $5,120,000, compared with $3,953,000 in 2001. The increase of $1,167,000 was due primarily to continued growth in the Bank’s loan portfolio, which was funded primarily by deposit growth. The Bank’s net interest margin during 2002 was 3.71% compared to 3.78% in 2001. The decrease in margin was due primarily to lower interest rates and the continued decline in the prime rate. At year end 56.27% of our loan portfolio was tied to New York Prime. Interest income from securities in 2002 decreased to $842,000, compared to $1,205,000 in 2001. The decrease was due to some of the Bank’s higher yielding securities being called or sold with the proceeds reinvested in lower yielding securities. In 2002, the yield on interest earning assets including loan fees has decreased significantly, to 6.49%, compared to 8.02% in 2001. The cost of interest bearing accounts funds has followed the same trend, decreasing to 3.17% in 2002, down from 4.91% in 2001. The decrease in interest expense in 2002 was due to decreases in overall interest rates in 2001 and 2002. All of the changes reflect the effects the Federal Reserve Bank’s action of 11 interest rate cuts in 2001 and 1 interest rate cut in 2002, totaling 5.25%.

Noninterest Income

Total noninterest income was $1,399,000 in 2002, compared with $1,120,000 in 2001. Service charges on deposits totaled $664,000 in 2002 and $539,000 in 2001. This increase was due to an increase in deposits accounts and a price increase in overdraft fees and small increases in service charges on deposit products.

The Bank originates and sells long-term fixed rate mortgages and the related servicing. In 2001 and 2002, the Bank experienced a significant increase in the volume of mortgage loans originated and sold due to the lower interest rate environment. Mortgage loans originated and sold generated income of $457,000 in 2002, versus $307,000 in 2001. Other noninterest income includes safe deposit box rent, ATM income, check printing income, and customer fee income. Management expects that noninterest income will continue to increase as the bank increases in size.

Noninterest Expense

Total noninterest expense was $4,600,000 in 2002, an increase of $699,000, or 17.9% over the $3,901,000 in 2001. As a percent of average assets noninterest expense was 3.14% versus 3.51% in 2001. While non-interest expense has increased as the Bank has grown, the percentage of average assets has declined. The major components of this increase include salaries and employee benefits and other operating expenses. Salaries increased $314,000, or 17.8% in 2002 when compared with 2001, data processing increased $101,000, or 28.9% over 2001, and the cost of furniture and equipment increased $51,000, or 15.6% over prior year. Occupancy expense was $256,000 in 2002, an increase of $50,000, or 24.3% over the $206,000 in 2001. Management expects that noninterest expenses will continue to increase moderately in conjunction with the growth of the bank, but should continue to decline as a percentage of average assets as the bank continues to experience operating efficiencies as its growth increases.

Provision For Loan Losses

In 2002, the Bank recorded a provision of loan losses of $683,000 compared to $594,000 for 2001. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experience of other similar community financial institutions which management believes are representative of the probable loss experience of the Bank. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. The provision for loan losses has been directly impacted by the rapid loan growth experienced by the Bank, as well as the effect of net charge-offs as the loan portfolio is maturing. During the first three years of operation the Bank was required by regulations to maintain a loan loss reserve of 1.25% of gross loans. Management’s allowance calculation supports the current allowance balance of 1.33% of gross loans.

Income Taxes

Income tax expense of $486,000 was recorded due to the utilization of substantially all of the tax benefits from prior period losses in 2001. The Company recorded a $45,000 income tax benefit in 2001 related to the reduction in the valuation allowance that had been recorded against the deferred tax asset.

FINANCIAL CONDITION

Total assets at December 31, 2002 were $173,955,000, an increase of $45,554,000, or 35.5%, over 2001 year-end assets of $128,401,000. Average assets for 2002 were $146,463,000, an increase of $35,414,000 or 31.89% over 2001. Net loans of $131,433,000 (excluding mortgage loans held for sale) increased by $35,462,000 or 36.95% in 2002, from $95,971,000 in 2001. During 2002, cash and cash equivalents were $14,896,000, an increase of $11,287,000 over 2001. The increase in total assets was funded primarily by the Company’s continuing growth of new deposits accounts, by obtaining advances from the Federal Home Loan Bank and the issuance of $3,000,000 of trust preferred securities.

Loans

Gross loans grew from $97,299,000 in 2001, to $133,206,000 in 2002, an increase of $35,907,000, or 36.90%. Mortgage loans held for sale in 2002 were $3,316,000, compared to $1,856,000 in 2001, an increase of $1,460,000. Most of the net loan growth in 2002 was in 1-4 family residential real estate, commercial, and construction loans secured by real estate. Loans secured by 1-4 family real estate increased $12,152,000, while commercial loans secured by real estate increased by $9,938,000. Construction loans secured by real estate increased $10,187,000, or 54.45% over 2001. In 2002, $104,655,000, or 78.57% of total loans consist of construction, 1-4 family residential, commercial, and multifamily loans secured by real estate. As of year-end 2002, $28,897,000, or 21.69% of total loans were construction loans secured by real estate. Loans secured by 1-4 family residential real estate were $39,067,000, or 29.33% to total loans. Commercial loans secured by real estate were $36,315,000, or 27.26% of total loans. Commercial, financial and agriculture loans totaling $18,918,000 consist of 14.20% of total loans. Consumer loans for 2002 were $9,262,000 or 6.95% of total loans. Approximately 25% of the growth in the total loans occurred after the issuance of the Trust Preferred Securities and the subsequent increase in the Bank’s capital position. The increase in loans that resulted was from the repurchase of loans that had been previously participated to other financial institutions. The Bank was able to repurchase these loans due to the increase in its legal lending limit.

Of the total loans of $133,206,000 in the portfolio as of year-end 2002, approximately $76,814,000, or 57.67% are variable rate loans and approximately $56,392,000 are fixed rate loans. Of the total loans, $72,313,000, or 52.97% mature or reprice within 12 months. Only $6,405,000 mature or reprice over five years.

Loan quality continues to be good as delinquent loans were lower at the end of 2002 than in 2001. On December 31, 2002 the Company’s loan to deposit ratio (including mortgage loans held for sale) was 89.91%, compared to 89.15% in 2001. The loan to asset ratio (including mortgage loans held for sale) was 78.48% for 2002, compared to 77.22% in 2001. Management expects loan demand to remain strong, especially in commercial loans. Management anticipates the loan-to-deposit ratio to remain in the range of approximately 85%-95% during the coming year and the loan-to-asset ratio will be between 75%-85%.

Securities

At December 31, 2002, the Company owned $18,563,000 in securities, compared to $21,745,000 in 2001. The net unrealized gains on securities for 2002 were $194,000. Year-end 2002, $14,635,000, or 78.84% of total securities were U S government agencies. Mortgage-backed securities consist of $2,204,000 or 11.87% of total securities, while other debt and equity securities totaled $1,724,000 or 9.29 of total securities. Total securities decreased in 2002 by $3,182,000. The decrease was caused by principal payments of mortgage-backed securities and the sales and calls of debt securities. The Company investment portfolio is used to provide yield, liquidity and provide pledging to secure public fund deposits.

Premises and Equipment

The Bank’s fixed asset purchases and depreciation were $465,000 and $339,000 in 2002. This represents an increase $126,000 in fixed assets for 2002. Our Wal-Mart branch was opened in 2002 causing a portion of the increase in premises and equipment. Rent expense was $64,000 in 2002, compared to $40,000 in 2001. The increase of $24,000 was due to the lease on our new Wal-Mart branch.

Deposits

Total deposits were $151,848,000 at December 31, 2002, compared to $111,217,000 in December 31, 2001. At year-end 2002, $13,891,000, or 9.15% of the Bank’s total deposits are in noninterest-bearing demand accounts. Interest bearing demand accounts were $46,450,000 or 30.59% of total deposits. Interest bearing demand accounts increased $19,358,000 in 2002 and this increase was caused mainly by the relatively small difference between the Bank’s certificates of deposits and money market rates. As a result of this small difference customers choose to maintain flexibility and leave the funds in money market accounts rather than certificates of deposit. In addition we believe customers reduced their investment levels in the stock market due to the overall decline in the stock market. Savings accounts total $5,870,000, or 3.87% of total deposits. The majority of the deposits continue to be in time deposits. Time deposits (certificate of deposits and IRAs) total $85,637,000, or 56.40% of total deposits. Time deposits greater than $100,000 were $34,066,000 and time deposits less than $100,000 were $51,571,000 in 2002. Internet time deposits totaled $16,184,000 at December 31, 2002 and had a weighted average rate of 2.84%. Time deposits less than $100,000 increased $13,866,000 from 2001. The increase in time deposits less than $100,000 was from a new variable rate time deposit product and internet time deposits. The new variable rate time deposit interest rate can change one time over the term of the deposit. The Bank has $70,563,000 in time deposits maturing within two years. Time deposits maturing within one year were $57,267,000 or 66.87% of total time deposits. The weighted average cost of all deposit accounts was 2.82% in 2002. The weighted average yield on certificate of deposits was 3.20%. Management expects to seek short-term time deposit funding to match variable rate loans. This will minimize interest rate risk and allow the Bank to take advantage of the historically low interest rates.

Trust Preferred Securities

The Company issued a $3,000,000 floating rate trust preferred security through a special purpose entity as a part of a private offering. The Company can redeem the securities anytime after September 30, 2007. The interest is paid quarterly and the interest rate resets quarterly. The interest rate is the prime rate of interest published in the Eastern Edition of the Wall Street Journal, plus 50 basis points on the liquidation amount of each trust preferred security. The trust preferred security maturity date is December 31, 2032. The $3,000,000 trust preferred security is counted as tier 1 capital for regulatory purposes. The proceeds from this offering were utilized to increase the bank’s paid in capital by $3,000,000, increasing the banks overall capital to over $15,000,000 at year end.

Liquidity

Liquidity refers to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the Statement of Cash Flows, the Company’s main sources of cash flow are from receiving deposits from its customers, and to a lesser extent, repayment of loan principal and interest income on loans and securities.

The primary uses of cash are lending to the Company’s borrowers, and investing in securities and short-term interest-earning assets. In 2002, loan demand kept pace with deposit growth. There were $6,500,000 in Kansas City Surety bonds acquired and $3,000,000 in FHLB letters of credit to secure public fund deposits. Surety bonds and FHLB letters of credit were used to keep the Bank security portfolio available for liquidity purposes. Other potential sources of liquidity include the sale of securities available for sale from the Bank’s securities portfolio, the sale of loans held for sale, Federal Home Loan Bank advances, acquiring national market time deposits, or the purchase of federal funds, or repurchase agreements.

Capital Resources

The Company’s total shareholders’ equity at December 31, 2002 was $12,152,000, compared to $11,413,000 in December 31, 2001. The increase of $739,000 was the result of 2002 net income of $750,000, and the issuance of 1,700 shares of common stock under the stock option plan of $34,000. The increase in shareholders’ equity was partially offset by the change in unrealized gain on securities available for sale.

As of December 31, 2002 and December 2001, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. The total capital to risk-weighted assets ratio for the Company and the Bank was 12.36% and 12.27%. Tier-1 to risk weighted assets ratio for the Company and the Bank was 11.11% and 11.02%. Tier 1 to average asset ratio for the Company and the Bank was 9.04% and 8.97%.

The issuance of the trust preferred securities increased Tier 1 capital at the Bank, giving the Bank the opportunity to continue its asset growth.

Interest Rate Sensitivity

At year-end 2002, approximately $83,477,000 of $164,012,000 interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $72,313,000 or 52.97% of total loans. The Bank has $6,405,000 loans maturing or repricing after five years. As of December 31, 2002, the Bank has approximately $83,477,000 of earning assets and $57,267,000 in time deposits maturing or repricing within one year.

One of management’s objectives in managing the Bank’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities. During 2002 and 2001, interest rates decreased rapidly and significantly with 11 interest rate decreases in 2001 and 1 interest rate decrease in 2002, totaling 5.25 basis points decrease in two years. Management believes that, as of year 2002, interest rates are at or near their low point.

INTEREST RATE GAP ANALYSIS

Reprice’s or Maturing Within
(Dollars in thousands)

	0-3	3-12	Total	1-5	Over
	Months	Months	1 Yr.	Years	5 Yrs.	Total

ASSETS
Investment Securities	$1,498	$513	$2,011	$14,384	$1,942	$18,337
Fed Funds Sold	9,153	—	9,153	—	—	9,153
Loans	57,135	15,178	72,313	57,804	6,405	136,522

Total Earning Assets	$67,786	$15,691	$83,477	$72,188	$8,347	$164,012
LIABILITIES
Interest-bearing deposits	$68,229	$41,365	$109,594	$28,363	$—	$137,957
Other borrowings	—	1,000	1,000	5,000	—	6,000

Total interest-bearing liabilities	$68,229	$42,365	$110,594	$33,363	$—	$143,957
Asset (liability) GAP	(443)	(26,674)	(27,117)	38,825	8,347	20,055
Cumulative asset (liability) GAP	(443)	(27,117)	(27,117)	11,708	20,055	20,055

Cumulative as a percentage of interest-earning assets	-0.27%	-16.53%	-16.53%	7.14%	12.23%	12.23%

Average Balance Sheets, Net Interest Revenue and Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of assets, liabilities and stockholders’ equity of the Bank, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates.

	In Thousands of dollars

	December 31, 2002			December 31, 2001			Change

	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate (1)	Total

Gross loans (2 and 3) loans (2 and 3)	$114,214	7.04%	$8,037	$81,189	8.65%	$7,022	$2,856	$(1,841)	$1,015

Securities available for sale	18,767	4.49%	842	20,041	6.01%	1,205	(77)	(286)	(363)

Federal funds sold	4,928	1.58%	78	3,288	4.77%	157	78	(157)	(79)

Total interest-earning assets	137,909	6.49%	$8,957	104,518	8.02%	$8,384	$2,857	$(2,284)	$573

Cash and due from banks	3,861			2,834
Other nonearning assets	6,208			4,812
Allowance for loan losses	(1,515)			(1,115)

Total assets	$146,463			$111,049

Deposits:
NOW and money market investments	$36,093	1.90%	$687	$23,941	2.73%	$654	$332	$(299)	$33
Savings	4,129	1.74%	72	2,774	1.37%	38	19	15	34
Time deposits $100,000 and over	32,482	4.15%	1,348	26,958	6.06%	1,635	335	(622)	(287)
Other time deposits	41,354	3.45%	1,426	35,371	5.86%	2,073	351	(998)	(647)

Total interest-bearing deposits	114,058	3.10%	3,533	89,044	4.94%	4,400	1,037	(1,904)	(867)
Other borrowings	7,018	4.33%	304	1,112	2.79%	31	165	108	273

Total interest-bearing liabilities	121,076	3.17%	3,837	90,156	4.91%	4,431	1,037	(1,796)	(594)
Noninterest-bearing liabilities	12,653	—	—	9,821	—	—	—	—	—

Total liabilities	133,729			99,977
Shareholders’ equity	12,734			11,072

Total liabilities and shareholders’ equity	$146,463			$111,049

Net interest income			$5,120			$3,953	$1,820	$(488)	$1,167

Net interest margin (4)		3.71%			3.78%

1	Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

2	Interest income includes fees on loans of $288,000 in 2002 and $249,000 in 2001.

3	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

4	Net interest income to average interest-earning assets.

Average Balance Sheets, Net Interest Revenue and Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of assets, liabilities and stockholders’ equity of the Bank, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates.

	In Thousands of dollars

	December 31, 2001			December 31, 2000			Change

	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate (1)	Total

Gross loans (2 and 3)	$81,189	8.59%	$6,978	$50,207	9.74%	$4,891	$3,018	$(931)	$2,087

Securities available for sale	20,041	6.01%	1,205	12,777	6.39%	817	464	(76)	388

Federal funds sold	3,288	4.77%	157	3,297	6.73%	222	(1)	(64)	(65)

Total interest-earning assets	104,518	7.98%	$8.340	66,281	8.95%	$5,930	$3,481	$(1.071)	$2,410

Cash and due from banks	2,834			2,291
Other nonearning assets	4,812			2,472
Allowance for loan losses	(1,115)			(628)

Total assets	$111,049			$70,416

Deposits:
NOW and money market investments	$23,941	2.73%	$654	$14,520	3.44%	$500	$324	$(170)	$154
Savings	2,774	1.37%	38	2,194	4.24%	93	25	(80)	(55)
Time deposits $100,000 and over	26,958	6.06%	1,635	16,888	6.34%	1,071	639	(75)	564
Other time deposits	35,371	5.86%	2,073	19,285	6.35%	1,225	1,022	(174)	848

Total interest-bearing deposits	89,044	4.94%	4,400	52,887	5.46%	2,889	2,010	(499)	1,511
Other borrowings	1,112	2.79%	31	142	8.45%	12	82	(63)	19

Total interest-bearing liabilities	90,156	4.91%	4,431	53,029	5.47%	2,901	2,010	(562)	1,530
Non interest-bearing liabilities	9,821	—	—	7,054	—	—	—	—	—

Total liabilities	99,977			60,083					1,511
Shareholders’ equity	11,072			10,333

Total liabilities and shareholders’ equity	$111,049			$70,416

Net interest income			$3,909			$3,029	$1,471	$(509)	$880

Net interest margin (4)		3.74%			4.57%

1	Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

2	Interest income includes fees on loans of $249,000 in 2001 and $236,000 in 2000.

3	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest

4	Net interest income to average interest-earning assets

Investment Portfolio

The carrying value of securities at December 31 is summarized as follows:

Category	December 31

	2002	2001

Available for sale:	(In Thousands)
U.S. Government and federal agency	$14,635	$14,432
Mortgage-backed securities	2,204	5,126
Other debt and equity securities	1,724	2,187

Total	$18,563	$21,745

The following table presents the carrying value by maturity distribution of the investment portfolio along with weighted average yields thereon as of December 31, 2002:

	Within	1-5	5-10	Beyond
	1 Year	Years	Years	10 Years	Total

			($in thousands)
U.S. Government and federal agency	$513	$13,617	$505	$—	$14,635
Other debt securities	—	—	—	1,498	1,498

Total debt securities	$513	$13,617	$505	$1,498	$16,133

Weighted average yield (tax equivalent)	5.60%	4.30%	6.30%	4.93%	4.41%

Mortgage-backed and equity securities					$2,430

Weighted average yield					4.44%

Loan Portfolio

The following table presents various categories of loans contained in the Bank’s loan portfolio for the periods indicated and the total amount of all loans for such period:

	2002	2001

Real estate Construction	$28,897	$18,710
1-4 family residential	39,067	26,915
Commercial	36,315	26,377
Other	376	—
Commercial, financial and agricultural	18,918	15,579
Consumer	9,262	9,429
Other	371	289

Total loans	133,206	97,299

Allowance for possible loan losses	(1,773)	(1,328)

Total (net of allowance)	$131,433	$95,971

Loan Portfolio (Continued)

The following is a presentation of an analysis of maturities of loans as of December 31, 2002:

	Due in 1	Due in 1	Due after
Type of Loan	year or less	to 5 years	5 Years	Total

	($in thousands)
Commercial, financial and agricultural	$12,308	$27,950	$14,975	$55,233
Real estate-construction	20,133	6,419	2,345	28,897

Total	$32,441	$34,369	$17,320	$84,130

The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2002 (in thousands):

Loans due after 1 year with predetermined interest rates	$25,922
Loans due after 1 year with floating interest rates	$25,767

The following table presents information regarding nonaccrual, past due and restructured loans at the dates indicated:

	December 31,

	2002	2001

	($in thousands)
Loans accounted for on a non-accrual basis:
Number	3	11
Amount	$28	$58
Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:
Number	7	6
Amount	$407	$801
Loans defined as “troubled debt restructurings”
Number	—	—
Amount	$—	$—

As of December 31, 2002, there are no loans classified by management as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Accrual of interest is discontinued on a loan when management of the Bank determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.

There are no other loans which are not disclosed above, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

Summary of Loan Loss Experience

An analysis of the Bank’s loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses (in thousands):

	December 31,

	2002	2001

Balance at beginning of period	$1,328	$897
Charge-offs: Commercial, financial and agricultural	(55)	(13)
Consumer	(72)	(107)
Real estate	(144)	(59)

	(271)	(179)

Recoveries	33	17
Net Charge-offs	(238)	(163)

Provision for loan losses	683	593
Balance at end of period	$1,773	$1,328

Ratio of net charge-offs during the period to average loans outstanding during the period	0.2%	0.2%

At December 31, 2002 and 2001 the allowance was allocated as follows (in thousands):

	2002		2001

		Percentage of		Percentage of
		loans in each		loans in each
		category to		category to
	Amount	total loans	Amount	total loans

Commercial, financial and agricultural	$355	14%	$265	16%
Real estate-construction	177	22%	133	19%
Real estate-1 to 4 family residential	266	29%	200	28%
Real estate-commercial	354	27%	265	27%
Consumer and other loans	621	8%	465	10%

Total	$1,773	100%	$1,328	100%

Allowance For Loan Losses

In considering the adequacy of the Bank’s allowance for loan losses, management has focused on the fact that as of December 31, 2002, 78% of outstanding loans are secured by real estate. The Bank’s consumer loan portfolio is also well secured, and as such, does not, in management’s opinion involve more than normal credit risk.

Although the Bank’s loan portfolio is concentrated in middle Tennessee, management does not believe this geographic concentration presents an abnormally high risk.

Deposits

The following tables present, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories (in thousands):

	Year Ended December 31,

	2002		2001

		Average		Average
	Average	Rate	Average	Rate
	Amount	Paid	Paid	Paid

Noninterest-bearing demand deposits	$11,328	Not applicable	$8,685	Not applicable
Interest-bearing demand accounts	36,093	1.90%	23,941	2.73%
Savings deposits	4,129	1.74%	2,774	1.37%
Time deposits	73,836	3.75%	62,329	5.94%

The following table indicates amount outstanding of time deposits of $100,000 or more and respective maturities for the year ended December 31, 2002 (in thousands):

3 months or less	$8,030
3-12 months	15,577
over 12 months	10,459

Total	$34,066

Return on Equity and Assets

Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

	2002	2001

Return on average assets	.51%	.56%
Return on average equity	5.89%	5.62%
Average equity to average assets ratio	8.69%	10.00%
Dividend payout ratio	—	—

Short-Term Borrowings

NA

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company, together with the Report of Independent Certified Public Accountants thereon, are included in Exhibit 7 of this Annual Report on Form 10-KSB:

•	Balance Sheets as of December 31, 2002 and 2001

•	Statements of Operations for the two years ended December 31, 2002

•	Statements of Changes in Shareholders’ Equity for the two years ended December 31, 2002

•	Statements of Cash Flows for the two years ended December 31, 2002

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in accountants or disagreements with accountants on accounting or financial disclosure during the Company’s first fiscal year of operation.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information relating to the Directors of the Company is set forth under the caption “Proposal 1 — Election of Directors” on pages 4 through 7 of the Proxy Statement for the Company’s Annual Meeting of Shareholders as filed with the Securities and Exchange Commission on March 6, 2003 (the “Proxy Statement”). Such information is incorporated herein by reference.

ITEM 10. EXECUTIVE COMPENSATION

Information relating to executive compensation is set forth under the caption “Proposal 1 — Election of Directors — Compensation of Directors” on page 4 of the 2002 Proxy Statement and under the caption “Proposal 1 — Election of Directors — Executive Compensation and Other Information” on pages 7 and 8 of the Proxy Statement, under the caption “Proposal 1 — Election of Directors - Transactions with Management” on page 10 of the Proxy Statement and under the caption “Proposal 1 — Election of Director — Agreements with Management” on page 9 of the Proxy Statement. Such information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding ownership of the Company’s $10.00 par value Common Stock by certain persons is set forth under the captions “Voting — Principal Stockholders” on pages 2 through 3 of the Proxy Statement and “Proposal 1 - Election of Directors — Nominees” on page 5 of the Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain transactions between the Company and Directors, executive officers and certain shareholders, and their affiliates, is set forth under the caption “Proposal 1 — Election of Directors — Certain Relationships and Related Transactions” on page 10 of the Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description

3.1	Company Charter of Incorporation*
3.2	Company By-laws*
10.1	Form of Management Stock Option Agreement
10.2	Form of Organizers Stock Option Agreement

Exhibit No.	Description

10.3	Form of Employee Stock Option Agreement
10.4	Amended and Restated Employment Agreement between Mark W. Hines and the Company, dated May 15, 2002
10.5	Amended and Restated Employment Agreement between Marc R. Lively and the Company, dated May 15, 2002
11.1	Statement re: computation of per share earnings
13.1	Consolidated Financial Statements
23.1	Consent of Independent Auditors
99.1	Certification pursuant to 18 U.S.C. Section 1350 – Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. Section 1350 – Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the exhibit of the Company’s Form 10QSB for the quarterly period ended September 30, 2002

(b)  Reports

None.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90-day period before the filing date of this report, an evaluation was carried out under the supervision and with the participation of Community First, Inc.’s management, including our chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a – 14(c) and 15d – 14(c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Chief financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Community First, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. After the date of their evaluation, our Chief Executive Officer and Chief Financial officer have concluded that there were no significant changes in Community First, Inc.’s internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FIRST, INC.

Date: March 28, 2003	By:	/s/ Marc R. Lively

Marc R. Lively Chief Executive Officer

	By:	/s/ Dianne Scroggins

Dianne Scroggins Chief Financial Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2003.

Signature	Title

/s/ Eslick Ewing Daniel, M.D. Eslick Ewing Daniel, M.D.	Chairman of the Board

/s/ Mark W. Hines Mark W. Hines	President and Director

/s/ Marc R. Lively Marc R. Lively	Chief Executive Officer and Director

/s/ Dianne Scroggins Dianne Scroggins	Chief Financial Officer

/s/ Peggy McEwen Peggy McEwen	Compliance Officer

Signature	Title

/s/ Donna Lynn Donna Lynn	Chief Administrative Officer

/s/ Fred C. White Fred C. White	Director

/s/ Roger Witherow Roger Witherow	Director

/s/ Bernard Childress Bernard Childress	Director

/s/ Stephen Walker Stephen Walker	Director

/s/ Henry Woody Henry Woody	Director

/s/ Randy Maxwell Randy Maxwell	Director

/s/ H. Allen Pressnell, Jr. H. Allen Pressnell, Jr.	Director

/s/ James R. Sloan James R. Sloan	Director

/s/ Dinah C. Vire Dinah C. Vire	Director

/s/ Vasant Hari Vasant Hari	Director

CERTIFICATIONS

I, Marc R. Lively, certify that:

1)	I have reviewed this annual report on Form 10-KSB of Community First, Inc.;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	By:	/s/ Marc R. Lively

Marc R. Lively Chief Executive Officer

CERTIFICATIONS

I, Dianne Scroggins, certify that:

1)	I have reviewed this annual report on Form 10-KSB of Community First, Inc,

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATE: March 28, 2003	By:	/s/ Dianne Scroggins

Dianne Scroggins Chief Financial Officer & Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Company Charter of Incorporation*
3.2	Company By-laws*
10.1	Form of Management Stock Option Agreement
10.2	Form of Organizers Stock Option Agreement
10.3	Form of Employee Stock Option Agreement
10.4	Amended and Restated Employment Agreement between Mark W. Hines and the Company, dated May 15, 2002
10.5	Amended and Restated Employment Agreement between Marc R. Lively and the Company, dated May 15, 2002
11.1	Statement re: computation of per share earnings
13.1	Consolidated Financial Statements
23.1	Consent of Independent Auditors
99.1	Certification pursuant to 18 U.S.C. Section 1350 – Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to 18 U.S.C. Section 1350 – Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the exhibit of the Company’s Form 10QSB for the quarterly period ended September 30, 2002