Form 10KSB/A
period 2002-12-31
COMMUNITY FIRST INC
filed 2003-04-03
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-KSB/A

Amendment No. 1

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 000-49966________

COMMUNITY FIRST, INC.

(Name of small business issuer in its charter)

Tennessee	04-3687717
(State of incorporation)	(I.R.S. Employer
Identification No.)

501 S. James Campbell Blvd.
Columbia, Tennessee 38401
(Address of principal executive offices)(Zip Code)

(931) 380-2265
(Issuer’s telephone number including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $10.00 par value
(Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Revenues for the Registrant’s fiscal year ended December 31, 2002, total $10,355,046.

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

     Transitional Small Business Disclosure Format (check one): Yes [  ]; No [X]

EXPLANATORY NOTE
SIGNATURES
SIGNATURES
CERTIFICATIONS

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-KSB is being filed for the sole purpose of correcting the title of two (2) officers of the Company as listed on the signature blocks of the 10-KSB as previously filed on March 28, 2003. Marc W. Hines is the Secretary and a Director of the Company, and Marc R. Lively is the President and a Director of the Company. The signature blocks, as corrected, are submitted in their entirety. This Amendment No. 1 to Form 10-KSB does not reflect events occurring after the filing of the original Form 10-KSB or modify or update those disclosures affected by subsequent events. No other modifications or changes have been made to the 10-KSB as originally filed or the exhibits filed therewith.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FIRST, INC.

Date: March 28, 2003	By:	/s/ Marc R. Lively Marc R. Lively President

	By:	/s/ Dianne Scroggins Dianne Scroggins Chief Financial Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 28, 2003.

Signature	Title

/s/ Eslick Ewing Daniel, M.D. Eslick Ewing Daniel, M.D.	Chairman of the Board

/s/ Mark W. Hines Mark W. Hines	Secretary and Director

/s/ Marc R. Lively Marc R. Lively	President and Director

/s/ Dianne Scroggins Dianne Scroggins	Chief Financial Officer

/s/ Peggy McEwen Peggy McEwen	Compliance Officer

/s/ Donna Lynn Donna Lynn	Chief Administrative Officer

/s/ Fred C. White Fred C. White	Director

/s/ Roger Witherow Roger Witherow	Director

/s/ Bernard Childress Bernard Childress	Director

/s/ Stephen Walker Stephen Walker	Director

/s/ Henry Woody Henry Woody	Director

/s/ Randy Maxwell Randy Maxwell	Director

/s/ H. Allen Pressnell, Jr. H. Allen Pressnell, Jr.	Director

/s/ James R. Sloan James R. Sloan	Director

/s/ Dinah C. Vire Dinah C. Vire	Director

/s/ Vasant Hari Vasant Hari	Director

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FIRST, INC.

Date: April 3, 2003	By:	/s/ Marc R. Lively Marc R. Lively President

	By:	/s/ Dianne Scroggins Dianne Scroggins Chief Financial Officer

     In accordance with the Securities Exchange Act of 1934, this Amendment has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 3, 2003.

By:	/s/ Marc R. Lively Marc R. Lively President

By:	/s/ Dianne Scroggins Dianne Scroggins Chief Financial Officer

CERTIFICATIONS

     I, Marc R. Lively, certify that:

1)	I have reviewed this annual report on Form 10-KSB of Community First, Inc.;

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6)	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 3, 2003	By:	/s/ Marc R. Lively Marc R. Lively President

CERTIFICATIONS

I, Dianne Scroggins, certify that:

1)	I have reviewed this annual report on Form 10-KSB of Community First, Inc,

2)	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3)	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6)	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 3, 2003	By:	/s/ Dianne Scroggins Dianne Scroggins Chief Financial Officer & Principal Accounting Officer