Form 10QSB
period 2003-03-31
COMMUNITY FIRST INC
filed 2003-05-13
CIK 1179500

FEDERAL DEPOSIT INSURANCE CORPORATION

Washington, D.C. 20429

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2003

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

575,453

(Outstanding shares of the issuer’s common stock as of March 31, 2003)

Transitional Small Business Disclosure Format (check one):

Yes ☐   No ☒

COMMUNITY FIRST BANK & TRUST

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets
March 31, 2003 (Unaudited) and December 31, 2002
Statements of Income and Comprehensive Income
Three months ended March 31, 2003 and 2002 (Unaudited)
Statements of Cash Flows
Three months ended March 31, 2003 and 2002 (Unaudited)
Notes to Condensed Financial Statements (Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and Procedures
PART II. OTHER INFORMATION
SIGNATURES
CERTIFICATIONS
EXHIBITS

Item 1.  Financial Statements

Community First, Inc.

Balance Sheets

($ amounts in thousands)	(Unaudited)
	March 31,	December 31,
Assets	2003	2002

Cash and due from banks	$4,153	5,743
Federal funds sold	11,424	9,153

Cash and cash equivalents	15,577	14,896
Securities available-for-sale	25,755	18,563
Mortgage loans held for sale	2,082	3,316
Loans	139,257	133,206
Allowance for loan losses	(1,852)	(1,773)

Loans, net	137,405	131,433

Premises and equipment	3,852	3,905
Federal Home Loans Bank stock	365	361
Accrued interest receivable	710	731
Other assets	806	750

	$186,552	173,955

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$14,527	13,891
Interest-bearing	149,756	137,957

Total deposits	164,283	151,848

Federal Home Loan Bank advances	6,000	6,000
Trust preferred securities	3,000	3,000
Accrued interest payable	588	446
Other liabilities	325	509

Total liabilities	174,196	161,803

Shareholders’ equity:
Common stock, $10 par value. Authorized 1,500,000 shares; issued 575,453 shares in 3/31/03 and 574,453 shares in 12/31/02	5,755	5,745
Additional paid-in-capital	5,755	5,745
Retained earnings	718	542
Accumulated other comprehensive income	128	120

Total shareholders’ equity	12,356	12,152

	$186,552	173,955

Community First, Inc.

Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended
($ amounts in thousands except earnings per share)	March 31

	2003	2002

Interest income:
Loans, including fees	$2,244	1,793
Securities-taxable	132	267
Federal funds sold	26	5
Other	4	3
Total interest income	2,406	2,068

Interest expense:
Deposits	882	875
FHLB Advances and federal funds purchased	63	54
Other interest expense	37	0

Total interest expense	982	929

Net interest income	1,424	1,139
Provision for loan losses	116	97

Net interest income after provision for loan losses	1,308	1,042

Noninterest income:
Service charges on deposit accounts	175	150
Gains on sales of loans	98	94
Other noninterest income	41	39

Total noninterest income	314	283

Noninterest expenses:
Salaries and employee benefits	592	522
Occupancy expense	84	59
Other noninterest expenses	657	534

Total noninterest expenses	1,333	1,115

Income before income taxes	289	210
Income taxes	113	82

Net income	176	128

Other comprehensive income:
Unrealized gains/losses on securities, net	8	(80)

Comprehensive income	184	48

Earnings per share
Basic	$0.31	0.22
Diluted	0.29	0.21

Weighted average shares outstanding
Basic	574,909	572,753
Diluted	610,896	611,253

Community First, Inc.

Statements of Cash Flows
(Unaudited)

	Three Months Ended
($ amounts in thousands )	March 31

	2003	2002

Cash flows from operating activities:
Net income	$176	128
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	113	71
Mortgage loans originated for sale	(8,621)	(5,505)
Proceeds from sale of mortgage loans	9,953	5,832
Gain on sale of loans	(98)	(0)
Provision for loan losses	116	97
FHLB stock dividends	(4)	(3)
Decrease (increase) in accrued income receivable	21	47
Increase (decrease) in accrued income payable	142	(18)
Other, net	(246)	(228)

Net cash provided by operating activities	1,552	421

Cash flows from investing activities:
Maturities and redemptions of securities available-for-sale	7,500	1,793
Purchases of securities available-for-sale	(15,083)	(1,082)
Principal payments on securities available-for-sale	383	372
Purchase of FHLB stock	0	(97)
Net increase in loans	(6,088)	(4,791)
Purchases of premises and equipment	(38)	(583)

Net cash used by investing activities	(13,326)	(4,388)

Cash flows from financing activities:
Increase in deposits	12,435	3,357
Decrease in federal funds purchased	0	(720)
Increases in FHLB advances	0	2,000
Proceeds from issuance of common stock	20	0

Net cash provided by financing activities	12,455	4,637

Net increase in cash	681	670
Cash and cash equivalents at beginning of period	14,896	3,609

Cash and cash equivalents at end of period	15,577	4,279

Cash payments for interest	$840	947
Cash payments for income taxes	273	235

COMMUNITY FIRST, INC.
Notes to Financial Statements
March 31, 2003
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

      In the opinion of management, the financial statements contain all adjustments necessary to summarize fairly the financial position of the Company as of March 31, 2003; the results of operations for the three months ended March 31, 2003, and cash flows for the three months ended March 31, 2003. The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Company’s December 31, 2002, financial statements. The results for interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

Allowance for Loan Losses

      Transactions in the allowance for loan losses were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2003	March 31, 2002
	(In Thousands)	(In Thousands)

Beginning Balance	$1,773	$1,327
Add (deduct):
Losses charged to allowance	(43)	(72)
Recoveries credited to allowance	6	13
Provision for loan losses	$116	$97

Ending Balance	$1,852	$1,365

STOCK COMPENSATION

      Employee compensation expense under stock options plans is reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method of SFAS No. 123 to measure expense for options granted after 1994, using an option pricing model to estimate fair value.

      Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	For the Three Months
	Ended March 31,

	2003	2002

	(In thousands)

Net income as reported	$176	$128
Deduct: Stock-based compensation expense Determined under fair value method	25	31

Pro Forma net income	$151	$97

Basic earnings per share as reported	$0.31	$0.22
Pro Forma basic earnings per share	$0.26	$0.17
Diluted earnings per share as reported	$0.29	$0.21
Pro forma diluted earnings per share	$0.25	$0.16

      The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2003	2002

Dividend yield	0.00%	N/A
Expected stock price volatility	19.40%	N/A
Risk-free interest rate	3.56%	N/A
Expected option life (In years)	7	N/A

No options were granted during the three months ended March 31, 2002

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2003

OVERVIEW

      The following discussion compares the financial condition of Community First, Inc. (the Company) at March 31, 2003, to December 31, 2002, and the results of operations for the three months ended March 31, 2003 and 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

      Total assets as of March 31, 2003 increased 7.2%, or $12,597,000, to $186,552,000, compared with $173,955,000 at December 31, 2002. The increase in total assets was funded primarily by the Company’s continuing growth of new deposit accounts. Cash and cash equivalents increased $681,000 to $15,577,000 at March 31, 2003 from $14,896,000 at December 31, 2002.

      Total loans at March 31, 2003, were $139,257,000, compared to $133,206,000 at December 31, 2002, an increase of $6,051,000. Most of the net loan growth in the first three months of 2003 was in loans secured by 1-4 family residential real estate and commercial and industrial loans and commercial loans secured by real estate. Loans secured by 1-4 family real estate increased $2,450,000 and commercial and industrial loans increased $1,409,000 and commercial loans secured by real estate increased $3,633,000. As of March 31, 2003, $39,285,000 or 27.79% of total loans were commercial loans secured by real estate. Loans secured by 1-4 family residential real estate were $41,518,000 or 29.37% of total loans. Commercial and industrial loans were $19,219,000 or 13.6% of total loans. Construction loans secured by real estate were $27,941,000 or 19.77% of total loans and consumer loans were $8,727,000 or 6.17% of total loans. Other loans totaled $2,568,000 or 1.81% of total loans.

      There was $2,082,000 in mortgage loans held for sale at March 31, 2003, compared with $3,316,000 at December 31, 2002.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2003

FINANCIAL CONDITION (continued)

      Management anticipates that loan demand will continue to be strong, especially in commercial loans. The loan-to-deposit ratio without mortgage loans held for sale as of March 31, 2003, was 84.8%, compared to 87.7% at December 31, 2002, and the loan-to-assets ratio without mortgage loans held for sale was 74.6% at March 31, 2003, compared to 76.6% at December 31, 2002. Management expects that the loan-to-deposit ratio for the remainder of 2002 will remain in the range of approximately 85%-90% and the loan-to-assets ratio will be between 75%-85%.

      Of the total loans in the portfolio at March 31, 2003, approximately $76,617,000 or 54.21% are at a variable rate of interest, and $64,722,000,or 45.79% are fixed rate. Of the total loans, $74,213,000, or 52.51%, mature or are able to be repriced within twelve months. Only $7,492,000 of the Bank’s total loans mature or reprice in more than five years.

      As of March 31, 2003, securities increased $7,192,000 to $25,755,000, compared with $18,563,000 on December 31, 2002. The Company owned $21,167,000 of U.S. government agency securities and $2,826,000 of fixed-rate mortgage-backed securities in its available-for-sale securities portfolio. As of March 31, 2003, the maturity dates of the agency securities ranged from July 2003 to January 2009.

      Deposits increased to $164,283,000 at March 31, 2003, an increase of $12,435,000, or 8.2%, compared to the $151,848,000 at December 31, 2002. Deposits at March 31, 2003 consisted of $14,527,000 or 8.8% in noninterest-bearing demand deposits, $12,721,000 or 7.7% in interest-bearing NOW accounts, $36,085,000 or 22.0% in money market demand deposits, $6,704,000 or 4.1% in savings accounts, $87,089,000 or 53.0% in time certificates of deposit, and $7,156,000 or 4.4% in IRAs.

      The majority of the deposits continue to be CDs, which increased $8,349,000 in the first three months of 2003. At March 31, 2003, the weighted average rate of these CDs was 2.97%, and the weighted average remaining maturity was 13.9 months. Interest bearing accounts increased $11,799,000 in the first three months of 2003. The weighted average cost of all deposit accounts during the first three months of 2003 was 2.48%.

      As of March 31, 2003 and December 31, 2002, the Company had borrowed $6,000,000 from the Federal Home Loan Bank. At March 31, 2003, the weighted average rate of these advances was 4.23%, and the weighted average remaining maturity was 23.5 months. These borrowings are secured by a portion of the loan portfolio that is secured by 1-4 family residential properties.

      Total shareholders’ equity increased $204,000, to $12,356,000 at March 31, 2003, from $12,152,000 at December 31, 2002. This increase was due to the Company’s net income of $176,000 for the first quarter of 2003 and the issuance of 1,000 shares of common stock under the stock option plan of $20,000 an increase in the fair value of its available-for-sale securities, net of tax, of $8,000.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2003

RESULTS OF OPERATIONS

      For the first three months of 2003, consolidated income before income taxes was $289,000, compared to $210,000 for the same period in 2002. Income before taxes for the first quarter of 2003 increased $79,000, compared to the first quarter of 2002.

      Net interest income before the provision for loan losses for the first three months of 2003 was $1,424,000 compared to $1,139,000 first quarter 2002. The increase of $285,000 was due primarily to continued growth in the Bank’s loan portfolio, which was funded primarily by deposit growth.

      The Bank’s net interest margin for the first three months of 2003 was 3.51% compared to 3.74% for the three months ended March 31, 2002. The decrease in margin was due primarily to lower interest rates and the continued decline in the prime rate. As of first quarter 2003, 54.2% of our loan portfolio is variable rate loans. Deposit rates did not keep pace with loan rate declines.

      Interest and fee income on loans for the first three months of 2003 was $2,244,000, an increase of $451,000 or 25.2% compared to first quarter 2002. Interest income from securities and short-term funds decreased to $158,000 in the first three months of 2003, from $272,000 in the same period in 2002. The decrease in 2003 was due to significantly lower interest rates and lower average balances on both securities and short-term funds when compared to 2002.

      Interest expenses totaled $982,000 in the first three months of 2003, compared to $929,000 in the same period of 2002. The increase in interest expense in 2003 was due to an increase in overall interest bearing deposits and interest expense on the trust preferred securities.

      The Bank’s yield on earning assets has decreased significantly, to 5.77%, in the first three months of 2003 from 6.75% in the first three months of 2002. The cost of interest-bearing funds has followed the same trend, decreasing to 2.38% in the first three months of 2003, down from 3.15% in the first three months of 2002.

      In the first three months of 2003, the Bank provided $116,000 for loan losses, compared to $97,000 for the same period in 2002. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of other similar community financial institutions which management believes are representative of the probable loss experience of the Bank. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. Management chose to maintain a level of 1.32% due to the uncertain economic conditions. The net charge-offs for the first three months of 2003 were $37,000, compared to $59,000 in the first quarter of 2002.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2003

RESULTS OF OPERATIONS (continued)

      At March 31, 2003, the Bank had 5 loans totaling $59,348 in nonaccrual status. This compares with December 31, 2002, when there were 3 loans totaling $27,902 in nonaccrual. Total loans more than 90 days delinquent were $16,000 on March 31, 2003 compared to $407,000 as of December 31, 2002. In the first three months of 2003, 8 loans in the amount of $43,000 were charged off and $6,000 was recovered on loans previously charged off. Management believes the allowance for loan losses at March 31, 2003, is adequate to absorb probable losses in the loan portfolio.

      Total noninterest income for the first three months of 2003 was $314,000, up from $283,000 for the same period in 2002. The Bank originates and sells long-term fixed rate mortgages and the related servicing. In 2002 and continuing into the first quarter of 2003, the Bank experienced a significant increase in the volume of mortgage loans originated and sold due to the lower interest rate environment. Mortgage loans originated and sold generated $98,000 of gains as March 31, 2003. The other large component of non-interest income are service charges on deposit accounts which totaled $175,000 as of March 31, 2003, an increase of 16.7% over the same period in 2002. The increase resulted from continued growth within the market. Other noninterest income includes safe deposit box rent, ATM income, check printing income, and customer fee income.

      Noninterest expenses were $1,333,000 for the first three months of 2003, compared with $1,115,000 for the same period of 2002. During 2003 and 2002, noninterest expenses have increased as the Bank has grown. The growth in noninterest expenses throughout 2002 and in the first three months of 2003 is attributable primarily to salaries and other operating expenses associated with growth of the bank, including data processing and legal expenses. Salaries and employee benefits increased $70,000 or 13.4% compared with the same period in 2002. Data processing expense increased 8.8% over the same period in 2002. Management expects that noninterest expenses will continue to increase moderately during 2003 in conjunction with the growth of the Bank, but should continue to decline as a percentage of average assets as the bank continues to experience operating efficiencies as its growth continues.

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

      The primary uses of cash are lending to the Company’s borrowers, and investing in securities and short-term interest-earning assets. In the first three months of 2003, loan demand kept pace with local deposit growth. Other potential sources of liquidity include the sale of available-for-sale securities from the Bank’s securities portfolio, the sale of loans, Federal Home Loan Bank advances, or the purchase of federal funds, or repurchase agreements.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2003

LIQUIDITY AND CAPITAL RESOURCES (continued)

      At March 31, 2003 and December 31, 2002, Community First Bank & Trust’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

			Minimum to be
	March 31,	December 31,	considered
	2003	2002	well-capitalized

Tier 1 “core” capital to risk-weighted assets
Community First Bank & Trust	10.67%	11.02%	6.0%
Consolidated	10.77%	11.11%	6.0%
Total capital to risk-weighted assets
Community First Bank & Trust	11.92%	12.27%	10.0%
Consolidated	12.02%	12.36%	10.0%
Tier 1 leverage ratio
Community First Bank & Trust	8.63%	8.97%	5.0%
Consolidated	8.71%	9.04%	5.0%

      As discussed above, total shareholders’ equity increased approximately $204,000, to $12,356,000 at March 31, 2003 from $12,152,000 at December 31, 2002. This increase was due to the Company’s net income of $176,000 for the first quarter of 2003 and the issuance of 1,000 shares of common stock under the stock option plan of $20,000 and increase in the fair value of its available-for-sale securities, net of tax of $8,000.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2003

INTEREST RATE SENSITIVITY

      As of March 31, 2003, approximately $88,720,000 of $178,293,000 interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $74,253,000 or 52.54% of total loans. The Bank has $7,492,000 loans maturing or repricing after 5 years. As of March 31, 2003, the Bank has approximately $88,720,000 of earning assets and $65,583,000 in time deposits maturing or repricing within one year.

      One of management’s objectives in managing the Bank’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities. During 2002, and 2001, interest rates decreased rapidly and significantly, with 11 interest rate decreases in 2001 and 1 interest rate decrease in 2002. Management believes that in 2003 they are at or near their low point.

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

Item 6 — Exhibits and Reports on Form 8-K

a. Exhibits

Exhibit
Number	Description

3.1	Charter of Incorporation*
3.2	Amended By-Laws of Community First, Inc.*
11.0	Statement re: Computations of per share earnings
99.1	Certification of Financial Statements by Chief Executive Officer
99.2	Certification of Financial Statements by Chief Financial Officer

*	Previously filed and incorporated herein by reference.

b. Reports on Form 8-K

      None

SIGNATURES

      Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community First Inc. (Registrant)

May 13, 2003	/s/ Marc R. Lively

(Date)	Marc R. Lively, Chief Executive Officer

May 13, 2003	/s/ Dianne Scroggins

(Date)	Dianne Scroggins, Chief Financial Officer

COMMUNITY FIRST, INC.

CERTIFICATION

I, Marc R. Lively, certify that:

1)	I have reviewed this quarterly report on Form 10-QSB of Community First, Inc.

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period by this quarterly report;

3)	Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in the quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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
May 13, 2003

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
May 13, 2003