Form 10QSB
period 2003-06-30
COMMUNITY FIRST INC
filed 2003-08-13
CIK 1179500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-49966

COMMUNITY FIRST INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Tennessee (State of Incorporation)	04-3687717 (I.R.S. Employer Identification No.)

501 South James M. Campbell Blvd. Columbia, Tennessee (Address of Principal Executive Offices)	38401 (Zip Code)

(931) 380-2265

(Issuer’s Telephone Number, Including Area Code)

None

(Former Name, Address and Fiscal Year, if Changed Since Last Report)

1,150,906

(Outstanding shares of the issuer’s common stock as of June 30, 2003)

Transitional Small Business Disclosure Format (check one):
Yes [   ]      No [X]

COMMUNITY FIRST, INC.

INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Balance Sheets June 30, 2003 (Unaudited) and December 31, 2002
Statements of Income and Comprehensive Income Three months ended June 30, 2003 and 2002 (Unaudited) Six months ended June 30, 2003 and 2002 (Unaudited)
Statements of Cash Flows Six months ended June 30, 2003 and 2002 (Unaudited)
Notes to Condensed Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Controls and Procedures
PART II.	OTHER INFORMATION
SIGNATURES
EXHIBITS

Item 1. Financial Statements

Community First, Inc.
Balance Sheets

	(Unaudited)
	June 30,	December 31,
($ amounts in thousands)	2003	2002

Assets
Cash and due from banks	$3,311	5,743
Federal funds sold	5,162	9,153

Cash and cash equivalents	8,473	14,896
Securities available-for-sale	25,507	18,563
Mortgage loans held for sale	2,047	3,316
Loans	139,867	133,206
Allowance for loan losses	(1,907)	(1,773)

Loans, net	137,960	131,433

Premises and equipment	3,784	3,905
Federal Home Loans Bank stock	385	361
Accrued interest receivable	761	731
Other assets	769	750

	$179,686	173,955

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$15,072	13,891
Interest-bearing	142,154	137,957

Total deposits	157,226	151,848

Federal Home Loan Bank advances	6,000	6,000
Trust preferred securities	3,000	3,000
Accrued interest payable	613	446
Other liabilities	204	509

Total liabilities	167,043	161,803

Shareholders’ equity:
Common stock, $5 par value. Authorized 1,500,000 shares; issued 1,150,906 shares in 6/30/03 and 1,148,906 shares in 12/31/02	5,755	5,745
Additional paid-in-capital	5,755	5,745
Retained earnings	1,027	542
Accumulated other comprehensive income	106	120

Total shareholders’ equity	12,643	12,152

	$179,686	173,955

Community First, Inc.
Statements of Income and Comprehensive Income
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30		June 30
($ amounts in thousands except earnings per share)	2003	2002	2003	2002

Interest income:
Loans, including fees	$4,489	3,712	2,245	1,905
Securities-taxable	282	500	150	233
Federal funds sold	44	12	18	7
Other	9	6	5	3

Total interest income	4,824	4,230	2,418	2,148

Interest expense:
Deposits	1,744	1,677	862	802
FHLB Advances and federal funds purchased	127	122	64	68
Other interest expense	73	0	36	0

Total interest expense	1,944	1,799	962	870

Net interest income	2,880	2,431	1,456	1,278
Provision for loan losses	172	243	56	146

Net interest income after provision for loan losses	2,708	2,188	1,400	1,132

Noninterest income:
Service charges on deposit accounts	392	289	217	162
Gains on sales of loans	312	196	212	87
Gains on sales of securities available for sale	0	104	0	104
Other noninterest income	94	82	55	49

Total noninterest income	798	671	484	402

Noninterest expenses:
Salaries and employee benefits	1,212	1,025	620	503
Occupancy expense	153	119	69	60
Other noninterest expenses	1,340	1,110	683	576

Total noninterest expenses	2,705	2,254	1372	1,139

Income before income taxes	801	605	512	395
Income taxes	316	237	203	155

Net income	485	368	309	240

Other comprehensive income:
Unrealized gains/losses on securities, net	(14)	(68)	(22)	12

Comprehensive income	$471	300	287	252

Earnings per share
Basic	$0.42	0.32	.27	.21
Diluted	0.40	0.30	.25	.20
Weighted average shares outstanding
Basic	1,150,362	1,145,506	1,150,906	1,145,506
Diluted	1,223,750	1,228,632	1,225,708	1,228,632

Community First, Inc.
Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30

($ amounts in thousands )	2003	2002

Cash flows from operating activities:
Net income	$485	368
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	247	152
Mortgage loans originated for sale	(17,629)	(9,496)
Proceeds from sale of mortgage loans	19,210	10,574
Gain on sale of loans	(312)	(196)
Provision for loan losses	172	243
FHLB stock dividends	(24)	(7)
Decrease (increase) in accrued income receivable	(30)	124
Increase (decrease) in accrued income payable	167	(70)
Other, net	(316)	(208)

Net cash provided by operating activities	1,970	1,484

Cash flows from investing activities:
Maturities and redemptions of securities available-for-sale	16,500	10,383
Purchases of securities available-for-sale	(24,338)	(1,750)
Principal payments on securities available-for-sale	809	631
Purchase of FHLB stock	0	(123)
Net increase in loans	(6,699)	(11,955)
Purchases of premises and equipment	(63)	(315)

Net cash used by investing activities	(13,791)	(3,129)

Cash flows from financing activities:
Increase in deposits	5,378	9,484
Decrease in federal funds purchased	0	(720)
Increases in FHLB advances	0	2,000
Proceeds from issuance of common stock	20	0

Net cash provided by financing activities	5,398	10,764

Net increase in cash	(6,423)	9,119
Cash and cash equivalents at beginning of period	14,896	3,609

Cash and cash equivalents at end of period	$8,473	12,728

Cash payments for interest	$1,777	1,869
Cash payments for income taxes	634	373

COMMUNITY FIRST, INC.
Notes to Financial Statements
June 30, 2003
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

In the opinion of management, the financial statements contain all adjustments necessary to summarize fairly the financial position of the Company as of June 30, 2003; the results of operations for six months ended June 30, 2003, and cash flows for the six months ended June 30, 2003. The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Company’s December 31, 2002, financial statements. The results for interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

EARNINGS PER SHARE

On June 17, 2003, the Board of Directors declared a two-for-one stock split to shareholders of record on June 30, 2003, payable July 15, 2003, in the form of a 100% stock dividend. All references to common shares and earnings and dividends per share have been restated to reflect the stock split.

ALLOWANCE FOR LOAN LOSS

Transactions in the allowance for loan losses were as follows:

	Six Months	Six Months
	Ended	Ended
	June 30, 2003	June 30, 2002
	(In Thousands)	(In Thousands)

Beginning Balance	$1,773	$1,327
Add (deduct):
Losses charged to allowance	(53)	(98)
Recoveries credited to allowance	15	18
Provision for loan losses	$172	$243

Ending Balance	$1,907	$1,490

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

	For the Six Months
	Ended June 30,

	2003	2002

	(In thousands)
Net income as reported	$485	$368
Deduct: Stock-based compensation expense Determined under fair value method	51	62

Pro Forma net income	$434	$306

Basic earnings per share as reported	$0.42	$0.32
Pro Forma basic earnings per share	$0.38	$0.27
Diluted earnings per share as reported	$0.40	$0.30
Pro forma diluted earnings per share	$0.35	$0.25

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2003	2002

Dividend yield	0.00%	0.00%
Expected stock price volatility	19.40%	0.00%
Risk-free interest rate	3.56%	5.38%
Expected option life (In years)	7	6

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2003

OVERVIEW

The following discussion compares the financial condition of Community First, Inc. (the Company) at June 30, 2003, to December 31, 2002, and the results of operations for the six months ended June 30, 2003 and 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Total assets as of June 30, 2003 increased 3.3%, or $5,731,000, to $179,686,000, compared with $173,955,000 at December 31, 2002. The increase in total assets was funded primarily by the Company’s continuing growth of new deposit accounts. Cash and cash equivalents decreased $6,423,000 to $8,473,000 at June 30, 2003 from $14,896,000 at December 31, 2002.

Total loans at June 30, 2003, were $139,867,000, compared to $133,206,000 at December 31, 2002, an increase of $6,661,000. Most of the net loan growth in the first half of 2003 was in loans secured by 1-4 family residential real estate and commercial and industrial loans and commercial loans secured by real estate. Loans secured by 1-4 family real estate increased $3,582,000 and commercial and industrial loans increased $1,782,000 and commercial loans secured by real estate increased $8,967,000. As of June 30, 2003, $44,619,000 or 31.9% of total loans were commercial loans secured by real estate. Loans secured by 1-4 family residential real estate were $42,650,000 or 30.5% of total loans. Commercial and industrial loans were $19,592,000 or 14.0% of total loans. Construction loans secured by real estate were $21,958,000 or 15.7% of total loans and consumer loans were $8,827,000 or 6.3% of total loans. Other loans totaled $2,221,000 or 1.6% of total loans.

There was $2,047,000 in mortgage loans held for sale at June 30, 2003, compared with $3,316,000 at December 31, 2002. A loan production office in Williamson County is expected to open in the third quarter of 2003 that will increase the Bank’s origination of mortgage loans for sale in the secondary market.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2003

FINANCIAL CONDITION (continued)

Management anticipates that loan demand will continue to be strong, especially in commercial loans. The loan-to-deposit ratio without mortgage loans held for sale as of June 30, 2003, was 89.0%, compared to 87.7% at December 31, 2002, and the loan-to-assets ratio without mortgage loans held for sale was 77.8% at June 30, 2003, compared to 76.6% at December 31, 2002. Management expects that the loan-to-deposit ratio for the remainder of 2003 will remain in the range of approximately 85%-90% and the loan-to-assets ratio will be between 75%-85%.

Of the total loans in the portfolio at June 30, 2003, approximately $71,277,000 or 50.2% are at a variable rate of interest, and $70,636,000,or 49.8% are fixed rate. Of the total loans, $70,616,000, or 49.8%, mature or are able to be repriced within twelve months. Only $7,557,000 of the Bank’s total loans mature or reprice in more than five years.

As of June 30, 2003, securities increased $6,944,000 to $25,507,000, compared with $18,563,000 on December 31, 2002. The Company owned $21,392,000 of U.S. government agency securities and $2,389,000 of fixed-rate mortgage-backed securities in its available-for-sale securities portfolio. As of June 30, 2003, the maturity dates of the agency securities ranged from July 2003 to January 2009.

Deposits increased to $157,226,000 at June 30, 2003, an increase of $5,378,000, or 3.5%, compared to the $151,848,000 at December 31, 2002. Deposits at June 30, 2003 consisted of $15,072,000 or 9.5% in noninterest-bearing demand deposits, $12,222,000 or 7.8% in interest-bearing NOW accounts, $36,494,000 or 23.2% in money market demand deposits, $6,709,000 or 4.3% in savings accounts, $79,398,000 or 50.5% in time certificates of deposit, and $7,331,000 or 4.7% in IRAs.

The majority of the deposits continue to be CDs, which increased $658,000 in the first half of 2003. At June 30, 2003, the weighted average rate of these CDs was 2.9%, and the weighted average remaining maturity was 12.6 months. Interest bearing accounts increased $4,197,000 in the first half of 2003. The weighted average cost of all deposit accounts during the first three months of 2003 was 2.2%.

As of June 30, 2003 and December 31, 2002, the Company had borrowed $6,000,000 from the Federal Home Loan Bank. At June 30, 2003, the weighted average rate of these advances was 4.23%, and the weighted average remaining maturity was 20.1 months. These borrowings are secured by a portion of the loan portfolio that is secured by 1-4 family residential properties.

Total shareholders’ equity increased $491,000, to $12,643,000 at June 30, 2003, from $12,152,000 at December 31, 2002. This increase was due to the Company’s net income of $485,000 for the first half of 2003 and the issuance of 1,000 shares of common stock under the stock option plan of $20,000 a decrease in the fair value of its available-for-sale securities, net of tax, of $14,000.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2003

RESULTS OF OPERATIONS

For the first six months of 2003, consolidated income before income taxes was $801,000, compared to $605,000 for the same period in 2002. Income before taxes for the second quarter of 2003 increased to $512,000, up from $395,000, compared to the second quarter of 2002.

Net interest income before the provision for loan losses for the first six months of 2003 was $2,880,000 compared to $2,431,000 the first six months of 2002. The increase of $449,000 was due primarily to continued growth in the Bank’s loan portfolio, which was funded primarily by deposit growth.

The Bank’s net interest margin for the first six months of 2003 was 3.46% compared to 3.88% for the six months ended June 30, 2002. The decrease in margin was due primarily to lower interest rates and the continued decline in the prime rate. As of the first half of 2003, 50.2% of our loan portfolio is variable rate loans. Due to the composition of the bank’s deposit mix, deposit rates did not keep pace with loan rate declines.

Interest and fee income on loans for the first six months of 2003 was $4,489,000, an increase of $777,000 or 20.9% compared to the first six months end June 30 2002. Interest income from securities and short-term funds decreased to $326,000 in the first six months of 2003, from $512,000 in the same period in 2002. The decrease in 2003 was due to significantly lower interest rates and lower average balances on short-term funds when compared to 2002.

Interest expenses totaled $1,944,000 in the first six months of 2003, compared to $1,799,000 in the same period of 2002. The increase in interest expense in 2003 was due to an increase in overall interest bearing deposits and interest expense on the trust preferred securities.

The Bank’s yield on earning assets has decreased significantly, to 5.66%, in the first six months of 2003 from 6.75% in the first six months of 2002. The cost of interest-bearing funds has followed the same trend, decreasing to 2.31% in the first six months of 2003, down from 2.99% in the first six months of 2002.

In the first six months of 2003, the Bank provided $172,000 for loan losses, compared to $243,000 for the same period in 2002. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of other similar community financial institutions which management believes are representative of the probable loss experience of the Bank. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. Management chose to maintain a level of 1.36% due to the uncertain economic conditions. The net charge-offs for the first six months of 2003 were $53,000, compared to $98,000 in the first six months of 2002.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2003

RESULTS OF OPERATIONS (continued)

At June 30, 2003, the Bank had 9 loans totaling $546,040 in nonaccrual status. This compares with December 31, 2002, when there were 3 loans totaling $27,902 in nonaccrual. One nonaccrual loan with a balance of $472,783 at June 30, 2003 is in the process of foreclosure and no loss is expected. Other than these listed above the bank did not have any loans more than 90 days delinquent on June 30, 2003 compared to $407,000 as of December 31, 2002. In the first six months of 2003, 14 loans in the amount of $53,000 were charged off and $15,000 was recovered on loans previously charged off. Management believes the allowance for loan losses at June 30, 2003, is adequate to absorb probable losses in the loan portfolio.

Total noninterest income for the first six months of 2003 was $798,000, up from $671,000 for the same period in 2002. The Bank originates and sells long-term fixed rate mortgages and the related servicing. In 2002 and continuing into the second quarter of 2003, the Bank experienced a significant increase in the volume of mortgage loans originated and sold due to the lower interest rate environment. Mortgage loans originated and sold generated $312,000 of gains as June 30, 2003. The bank expects gains on mortgage loans originated and sold will increase due to the new Williamson County loan production office opening in third quarter of 2003. The other large component of non-interest income are service charges on deposit accounts which totaled $392,000 as of June 30, 2003, an increase of 35.6% over the same period in 2002. The increase resulted from continued growth within the market. Other noninterest income includes safe deposit box rent, ATM income, check printing income, and customer fee income. In the third quarter of 2003, the Bank will begin an overdraft courtesy product, which the bank anticipates it will increase noninterest income of 20-30% per year.

Noninterest expenses were $2,705,000 for the first six months of 2003, compared with $2,254,000 for the same period of 2002. During 2003 and 2002, noninterest expenses have increased as the Bank has grown. The growth in noninterest expenses throughout 2002 and in the first six months of 2003 is attributable primarily to salaries and other operating expenses associated with growth of the Bank, including data processing, legal and accounting expenses. Salaries and employee benefits increased $187,000 or 18.2% compared with the same period in 2002. Data processing expense increased 10.5% over the same period in 2002. Management expects that noninterest expenses will continue to increase moderately during 2003 in conjunction with the growth of the Bank, but should continue to decline as a percentage of average assets as the Bank continues to experience operating efficiencies as its growth continues.

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

The primary uses of cash are lending to the Company’s borrowers, and investing in securities and short-term interest-earning assets. In the first six months of 2003, loan demand kept pace with local

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2003

LIQUIDITY AND CAPITAL RESOURCES (continued)

deposit growth. Other potential sources of liquidity include the sale of available-for-sale securities from the Bank’s securities portfolio, the sale of loans, Federal Home Loan Bank advances, or the purchase of federal funds, or repurchase agreements.

At June 30, 2003 and December 31, 2002, Community First Bank & Trust’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

			Minimum to
	June 30,	December 31,	be considered
	2003	2002	well-capitalized

Tier 1 “core” capital to risk-weighted assets
Community First Bank & Trust	10.85%	11.02%	6.00%
Consolidated	10.93%	11.11%	6.00%
Total capital to risk-weighted assets
Community First Bank & Trust	12.10%	12.27%	10.00%
Consolidated	12.18%	12.36%	10.00%
Tier 1 leverage ratio
Community First Bank & Trust	8.49%	8.97%	5.00%
Consolidated	8.55%	9.04%	5.00%

As discussed above, total shareholders’ equity increased approximately $491,000, to $12,643,000 at June 30, 2003 from $12,152,000 at December 31, 2002. This increase was due to the Company’s net income of $485,000 for the first six months of 2003 and the issuance of 1,000 shares of common stock under the stock option plan of $20,000 and decrease in the fair value of its available-for-sale securities, net of tax of $14,000.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2003

INTEREST RATE SENSITIVITY

As of June 30, 2003, approximately $84,925,000 of $171,810,000 interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $70,616,000 or 50.0% of total loans. The Bank has $7,557,000 loans maturing or repricing after 5 years. As of June 30, 2003, the Bank has approximately $84,925,000 of earning assets and $60,561,000 in time deposits maturing or repricing within one year.

One of management’s objectives in managing the Bank’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities. During 2002, and 2001, interest rates decreased rapidly and significantly, with 11 interest rate decreases in 2001 , 1 interest rate decrease in 2002 and one decrease in 2003. Management believes that in 2003 they are at or near their low point.

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

PART II. OTHER INFORMATION

COMMUNITY FIRST BANK AND TRUST

Item 1 – Legal Proceedings	Not applicable

Item 2 – Changes in Securities	Not applicable

Item 3 – Defaults Upon Senior Securities	Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders was held on April 8, 2003.

(b)	Each persons named in the Proxy Statement as a nominee for director was elected and the selection of Crowe Chizek and Company as independent auditors for the Company for 2003 was ratified. The following are the voting results on each of these matters:

(1)	Election of Class I Directors who are as follows:

Total Number of Shares Voting:

	Shares				*Broker
	Voting	For	*Against	*Withheld	Non Votes

Randy Maxwell	1,148,906	600,498
H. Allen Pressnell, Jr.	1,148,906	600,498
James R. Sloan	1,148,906	600,498
Dinah C. Vire	1,148,906	600,498

* Records not available

(2)	The election of Crowe Chizek and Company as independent auditors for the Company was as follows:

Total Number of Shares Voting:

Shares				*Broker
Voting	For	*Against	*Withheld	Non Votes

1,148,906	600,498

* Records not available

Item 5 – Other Information	Not applicable

Item 6 – Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit
Number	Description

3.1	Charter of Incorporation*

3.2	Amended By-Laws of Community First, Inc.*

11.0	Statement re: Computations of per share earnings

31.1	Section 302 Certification of the Chief Executive Officer

31.2	Section 302 Certification of the Chief Financial Officer

32.1	Certification of Financial Statements by Chief Executive Officer

32.2	Certification of Financial Statements by Chief Financial Officer

* Previously filed and incorporated herein by reference.

b.	Reports on Form 8-K

On June 20, 2003, the Company filed a Form 8-K to report an Item 5, Other Event. The press release reported the Company declared a 2- for -1 stock split on Issuer’s common stock, $10.00 par value, to shareholders of record on June 30, 2003 and will be payable July 15, 2003, as a result of which each of Issuer’s authorized shares of common stock, with a par of $10.00, will be converted to two shares of common stock, with a par value of $5.00.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community First Inc. (Registrant)

August 12, 2003 (Date)	/s/ Marc R. Lively Marc R. Lively, Chief Executive Officer

August 12, 2003 (Date)	/s/ Dianne Scroggins Dianne Scroggins, Chief Financial Officer