Form 10QSB
period 2003-09-30
COMMUNITY FIRST INC
filed 2003-11-13
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-49966

COMMUNITY FIRST INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Tennessee	04-3687717

(State of Incorporation)	(I.R.S. Employer Identification No.)

501 South James M. Campbell Blvd. Columbia, Tennessee	38401

(Address of Principal Executive Offices)	(Zip Code)

(931) 380-2265

(Issuer’s Telephone Number, Including Area Code)

None

(Former Name, Address and Fiscal Year, if Changed Since Last Report)

1,152,906

(Outstanding shares of the issuer’s common stock as of September 30, 2003)

Transitional Small Business Disclosure Format (check one):
Yes ☐     No ☒

Item 1. Financial Statements
Balance Sheets
Statements of Income and Comprehensive Income
Statements of Cash Flows
Notes to Financial Statements
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 3. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
SIGNATURES
EX-11.0 STATEMENT--COMPUTATIONS OF EARNINGS
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

COMMUNITY FIRST, INC.

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets September 30, 2003 (Unaudited) and December 31, 2002
Statements of Income and Comprehensive Income Three months ended September 30, 2003 and 2002 (Unaudited) Nine months ended September 30, 2003 and 2002 (Unaudited)
Statements of Cash Flows Nine months ended September 30, 2003 and 2002 (Unaudited)
Notes to Condensed Financial Statements (Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and Procedures
PART II. OTHER INFORMATION
SIGNATURES
EXHIBITS

Item 1. Financial Statements

Community First, Inc.

Balance Sheets

	(Unaudited)
	September 30,	December 31,
($ amounts in thousands except per share data)	2003	2002

Assets
Cash and due from banks	$5,315	5,743
Federal funds sold	3,124	9,153

Cash and cash equivalents	8,439	14,896
Securities available-for-sale	24,416	18,563
Mortgage loans held for sale	600	3,316
Loans	160,521	133,206
Allowance for loan losses	(2,041)	(1,773)

Loans, net	158,480	131,433

Premises and equipment	3,711	3,905
Federal Home Loans Bank stock	388	361
Accrued interest receivable	810	731
Other assets	762	750

	$197,606	173,955

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$17,237	13,891
Interest-bearing	157,644	137,957

Total deposits	174,881	151,848

Federal Home Loan Bank advances	6,000	6,000
Trust preferred securities	3,000	3,000
Accrued interest payable	577	446
Other liabilities	206	509

Total liabilities	184,664	161,803

Shareholders’ equity:
Common stock, $5 par value. Authorized 1,500,000 shares; issued 1,152,906 shares in 9/30/03 and 1,148,906 shares in 12/31/02	5,767	5,745
Additional paid-in-capital	5,767	5,745
Retained earnings	1,407	542
Accumulated other comprehensive income	1	120

Total shareholders’ equity	12,942	12,152

	$197,606	173,955

Community First, Inc.

Statements of Income and Comprehensive Income
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30		September 30

($ amounts in thousands except earnings per share)	2003	2002	2003	2002

Interest income:
Loans, including fees	$6,808	5,792	2,319	2,080
Securities-taxable	406	652	124	152
Federal funds sold	50	53	6	41
Other	16	13	7	7

Total interest income	7,280	6,510	2,456	2,280

Interest expense:
Deposits	2,549	2,584	805	907
FHLB Advances and federal funds purchased	191	186	64	64
Other interest expense	108	14	35	14

Total interest expense	2,848	2,784	904	985

Net interest income	4,432	3,726	1,552	1,295
Provision for loan losses	344	417	172	174

Net interest income after provision for loan losses	4,088	3,309	1,380	1,121

Noninterest income:
Service charges on deposit accounts	758	477	366	188
Gains on sales of loans	488	318	176	122
Gains on sales of securities available for sale	0	104	0	0
Other noninterest income	134	126	40	44

Total noninterest income	1,380	1,025	582	354

Noninterest expenses:
Salaries and employee benefits	1,844	1,555	632	530
Occupancy expense	240	192	87	73
Other noninterest expenses	1,997	1,713	657	603

Total noninterest expenses	4,081	3,460	1,376	1,206

Income before income taxes	1,387	874	586	269
Income taxes	522	343	206	106

Net income	865	531	380	163

Other comprehensive income:
Unrealized gains/losses on securities, net	(120)	(45)	(106)	23

Comprehensive income	$745	486	274	186

Earnings per share
Basic	$0.75	0.46	.33	.14
Diluted	0.70	0.44	.31	.13
Weighted average shares outstanding
Basic	1,151,210	1,145,942	1,152,906	1,145,506
Diluted	1,229,629	1,219,400	1,241,386	1,222,506

Community First, Inc.

Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30

($ amounts in thousands)	2003	2002

Cash flows from operating activities:
Net income	$865	531
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	423	246
Gain on sale of securities available-for-sale	0	(104)
Mortgage loans originated for sale	(25,133)	(16,729)
Proceeds from sale of mortgage loans	28,337	16,286
Gain on sale of loans	(488)	(318)
Provision for loan losses	344	417
FHLB stock dividends	(11)	(10)
Decrease (increase) in accrued income receivable	(79)	136
Increase (decrease) in accrued income payable	131	56
Other, net	(241)	(45)

Net cash from operating activities	4,148	466

Cash flows from investing activities:
Maturities and redemptions of securities available-for-sale	24,000	8,907
Purchases of securities available-for-sale	(31,495)	(12,758)
Principal payments on securities available-for-sale	1,305	870
Sale of securities available for sale	0	8,784
Purchase of FHLB stock	(16)	(123)
Net increase in loans	(27,391)	(26,736)
Purchases of premises and equipment	(85)	(373)

Net cash from investing activities	(33,682)	(21,429)

Cash flows from financing activities:
Increase in deposits	23,033	27,420
Decrease in federal funds purchased	0	(720)
Increases in FHLB advances	0	2,000
Proceeds from issuance of common stock	44	3,000

Net cash from financing activities	23,077	31,700

Net increase in cash	(6,457)	10,737
Cash and cash equivalents at beginning of period	14,896	3,609

Cash and cash equivalents at end of period	$8,439	14,346

Cash payments for interest	$2,717	2,714
Cash payments for income taxes	868	470

COMMUNITY FIRST, INC.

Notes to Financial Statements
September 30, 2003
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

On August 1, 2002, Community First Bank & Trust (the Bank) became a wholly owned subsidiary of Community First, Inc. (the Company), a one-bank holding company. The Company was formed through a change in legal entity in which the shareholders of the Bank became shareholders of the Company receiving one share of Company common stock for each share of Bank stock owned. The historical cost basis of assets and liabilities has been carried forward.

On August 2, 2002 the holding company applied to the Federal Reserve to issue $3,000,000 of Trust Preferred securities. These securities were approved and the funds were utilized by the Company to increase the Tier One capital of the Bank.

In the opinion of management, the financial statements contain all adjustments necessary to summarize fairly the financial position of the Company as of September 30, 2003; the results of operations for nine months ended September 30, 2003, and cash flows for the nine months ended September 30, 2003. The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Company’s December 31, 2002, financial statements. The results for interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

EARNINGS PER SHARE

On June 17, 2003, the Board of Directors declared a two-for-one stock split to shareholders of record on June 30, 2003, payable July 15, 2003, in the form of a 100% stock dividend. All references to common shares and earnings and dividends per share have been restated to reflect the stock split.

ALLOWANCE FOR LOAN LOSS

Transactions in the allowance for loan losses were as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2003	September 30, 2002
	(In Thousands)	(In Thousands)

Beginning Balance	$1,773	$1,327
Add (deduct):
Losses charged to allowance*	(94)	(115)
Recoveries credited to allowance	18	28
Provision for loan losses	$344	$417

Ending Balance	$2,041	$1,657

*     $74,000 charge-offs are related to installments, real estate and other loans
       $20,000 are related to overdraft courtesy accounts

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

	For the Nine Months		For Three Months
	Ended September 30,		Ended September 30,

	2003	2002	2003	2002

	(In thousands)
Net income as reported	$865	$531	$380	$163
Deduct: Stock-based compensation expense
Determined under fair value method	76	93	25	31

Pro forma net income	$789	$438	$365	$132

Basic earnings per share as reported	$0.75	$0.46	$0.33	$0.14
Pro forma basic earnings per share	$0.69	$0.38	$0.32	$0.12
Diluted earnings per share as reported	$0.70	$0.44	$0.31	$0.13
Pro forma diluted earnings per share	$0.64	$0.36	$0.29	$0.11

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2003	2002

Dividend yield	0.00%	0.00%
Expected stock price volatility	19.40%	0.00%
Risk-free interest rate	3.56%	5.38%
Expected option life (In years)	7	6

COMMUNITY FIRST, INC.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2003

OVERVIEW

The following discussion compares the financial condition of Community First, Inc. (the Company) at September 30, 2003, to December 31, 2002, and the results of operations for the nine months ended September 30, 2003 and 2002. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

Total assets as of September 30, 2003 increased 13.6%, or $23,651,000, to $197,606,000, compared with $173,955,000 at December 31, 2002. The increase in total assets was funded primarily by the Company’s continuing growth of new deposit accounts. Cash and cash equivalents decreased $6,457,000 to $8,439,000 at September 30, 2003 from $14,896,000 at December 31, 2002.

Total loans at September 30, 2003, were $160,521,000, compared to $133,206,000 at December 31, 2002, an increase of $27,315,000. Most of the net loan growth in three quarters of 2003 was in loans secured by 1-4 family residential real estate and commercial and industrial loans and commercial loans secured by real estate. Loans secured by 1-4 family real estate increased $7,198,000 and commercial and industrial loans increased $2,172,000 and commercial loans secured by real estate increased $20,490,000. As of September 30, 2003, $56,780,000 or 35.3% of total loans were commercial loans secured by real estate. Loans secured by 1-4 family residential real estate were $46,266,000 or 28.8% of total loans. Commercial and industrial loans were $19,982,000 or 12.5% of total loans. Construction loans secured by real estate were $25,707,000 or 16.0% of total loans and consumer loans were $9,156,000 or 5.7% of total loans. Other loans totaled $2,630,000 or 1.6% of total loans.

There were $600,000 in mortgage loans held for sale at September 30, 2003, compared with $3,316,000 at December 31, 2002. A loan production office in Williamson County opened in the third quarter of 2003 that is expected to increase the Bank’s origination of mortgage loans for sale in the secondary market.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2003

FINANCIAL CONDITION (continued)

Management anticipates that loan demand will continue to be strong, especially in commercial loans. The loan-to-deposit ratio without mortgage loans held for sale as of September 30, 2003, was 91.8%, compared to 87.7% at December 31, 2002, and the loan-to-assets ratio without mortgage loans held for sale was 81.2% at September 30, 2003, compared to 76.6% at December 31, 2002. Management anticipates that the loan-to-deposit ratio for the remainder of 2003 will remain in the range of approximately 85%-90% and the loan-to-assets ratio will be between 75%-85%.

Of the total loans in the portfolio at September 30, 2003, approximately $83,262,000 or 51.7% are at a variable rate of interest, and $77,859,000,or 48.3% are fixed rate. Of the total loans, $81,878,000, or 50.8%, mature or are able to be repriced within twelve months. Only $7,578,000 of the Bank’s total loans mature or reprice in more than five years.

As of September 30, 2003, securities increased $5,853,000 to $24,416,000, compared with $18,563,000 on December 31, 2002. The Company owned $18,341,000 of U.S. government agency securities and $3,260,000 of fixed-rate mortgage-backed securities in its available-for-sale securities portfolio. Other debt securities owned were $2,438,000. As of September 30, 2003, the maturity dates of the agency and mortgage back securities ranged from April 2004 to August 2013.

Deposits increased to $174,881,000 at September 30, 2003, an increase of $23,033,000, or 15.2%, compared to the $151,848,000 at December 31, 2002. Deposits at September 30, 2003 consisted of $17,237,000 or 9.9% in noninterest-bearing demand deposits, $14,550,000 or 8.3% in interest-bearing NOW accounts, $38,273,000 or 21.9% in money market demand deposits, $6,637,000 or 3.8% in savings accounts, $90,779,000 or 51.9% in time certificates of deposit, and $7,405,000 or 4.2% in IRAs.

The majority of the deposits continue to be CDs, which increased $12,039,000 in the first three quarters of 2003. A large portion of the increase in CDs is Internet CDs. At September 30, 2003, the weighted average rate of these CDs was 2.6%, and the weighted average remaining maturity was 11.2 months. Interest bearing accounts increased $19,687,000 in the first three quarters of 2003. The weighted average cost of all deposit accounts during the first three quarters of 2003 was 2.2%.

As of September 30, 2003 and December 31, 2002, the Company had borrowed $6,000,000 from the Federal Home Loan Bank. At September 30, 2003, the weighted average rate of these advances was 4.23%, and the weighted average remaining maturity was 17.4 months. These borrowings are secured by a portion of the loan portfolio that is secured by 1-4 family residential properties.

Total shareholders’ equity increased $790,000, to $12,942,000 at September 30, 2003, from $12,152,000 at December 31, 2002. This increase was due to the Company’s net income of $865,000 for the first three quarters of 2003 and the issuance of 4,000 shares of common stock under the stock option plan of $44,000. Also, there was a decrease in the fair value of available-for-sale securities, net of tax, of $119,000.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2003

RESULTS OF OPERATIONS

For the first three quarters of 2003, consolidated income before income taxes was $1,387,000, compared to $874,000 for the same period in 2002. Income before taxes for the third quarter of 2003 increased to $586,000, up from $269,000, compared to the third quarter of 2002.

Net interest income before the provision for loan losses for the first nine months of 2003 was $4,432,000 compared to $3,726,000 the first nine months of 2002. The increase of $706,000 was due primarily to continued growth in the Bank’s loan portfolio, which was funded primarily by deposit growth.

The Bank’s net interest margin for the first nine months of 2003 was 3.42% compared to 3.80% for the nine months ended September 30, 2002. The decrease in margin was due primarily to lower interest rates and the continued decline in the prime rate. As of third quarter 2003, 51.7% of our loan portfolio is variable rate loans. Due to the composition of the bank’s deposit mix, deposit rates did not keep pace with loan rate declines.

Interest and fee income on loans for the first three quarters of 2003 was $6,808,000, an increase of $1,016,000 or 17.5% compared to the first three quarters of September 30 2002. Interest income from securities and short-term funds decreased to $456,000 in the first nine months of 2003, from $705,000 in the same period in 2002. The decrease in 2003 was due to significantly lower interest rates and lower average balances on short-term funds when compared to 2002.

Interest expenses totaled $2,848,000 in the first nine months of 2003, compared to $2,784,000 in the same period of 2002. The increase in interest expense in 2003 was due to an increase in overall interest bearing deposits and interest expense on the trust preferred securities.

The Bank’s yield on earning assets has decreased significantly, to 5.62%, in the first nine months of 2003 from 6.63% in the first nine months of 2002. The cost of interest-bearing funds has followed the same trend, decreasing to 2.49% in the first nine months of 2003, down from 3.16% in the first nine months of 2002.

In the first nine months of 2003, the Bank provided $344,000 for loan losses, compared to $417,000 for the same period in 2002. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of other similar community financial institutions which management believes are representative of the probable loss experience of the Bank. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. Management chose to maintain a level of 1.27% due to the uncertain economic conditions. The net charge-offs for the first nine months of 2003 were $94,000, compared to $115,000 in the first nine months of 2002.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2003

RESULTS OF OPERATIONS (continued)

At September 30, 2003, the Bank had 5 loans totaling $536,857 in nonaccrual status compared to 3 loans totaling $27,902 on December 31, 2002. One nonaccrual loan with a balance of $480,765 at September 30, 2003 is in the process of foreclosure and no loss is expected. The bank had $120,000 loans more than 90 days delinquent on September 30, 2003 compared to $407,000 as of December 31, 2002. In the first nine months of 2003, $94,000 was charged off and $18,000 was recovered on loans previously charged off. Management believes the allowance for loan losses at September 30, 2003, is adequate to absorb probable losses in the loan portfolio.

Total noninterest income for the first nine months of 2003 was $1,380,000, up from $1,025,000 for the same period in 2002. The Bank originates and sells long-term fixed rate mortgages and the related servicing. In 2002 and continuing through second quarter of 2003, the Bank experienced a significant increase in the volume of mortgage loans originated and sold due to the lower interest rate environment. Mortgage loans originated and sold generated $488,000 of gains as September 30, 2003. The bank expects gains on mortgage loans originated and sold will increase due to the new Williamson County loan production office that opened in third quarter of 2003. The other large component of non-interest income are service charges on deposit accounts which totaled $758,000 as of September 30, 2003, an increase of 58.9% over the same period in 2002. The increase resulted from continued growth within the market and a new overdraft courtesy product. Other noninterest income includes safe deposit box rent, ATM income, check printing income, and customer fee income.

Noninterest expenses were $4,081,000 for the first nine months of 2003, compared with $3,460,000 for the same period of 2002. During 2003 and 2002, noninterest expenses have increased as the Bank has grown. The growth in noninterest expenses throughout 2002 and in the first nine months of 2003 is attributable primarily to salaries and other operating expenses associated with growth of the Bank, including data processing, legal and accounting expenses. Salaries and employee benefits increased $289,000 or 18.6% compared with the same period in 2002. Data processing expense increased 11.8% over the same period in 2002. Management expects that noninterest expenses will continue to increase moderately during 2003 in conjunction with the growth of the Bank, but should continue to decline as a percentage of average assets as the Bank continues to experience operating efficiencies as its growth continues.

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

The primary uses of cash are lending to the Company’s borrowers, and investing in securities and short-term interest-earning assets. In the first nine months of 2003, loan demand kept pace with local

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2003

LIQUIDITY AND CAPITAL RESOURCES (continued)

deposit growth. Other potential sources of liquidity include the sale of available-for-sale securities from the Bank’s securities portfolio, the sale of loans, Federal Home Loan Bank advances, or the purchase of federal funds, or repurchase agreements.

At June 30, 2003 and December 31, 2002, Community First Bank & Trust’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

			Minimum to be
	September 30,	December 31,	considered
	2003	2002	well-capitalized

Tier 1 “core” capital to risk-weighted assets
Community First Bank & Trust	9.84%	11.02%	6.00%
Consolidated	9.94%	11.11%	6.00%
Total capital to risk-weighted assets
Community First Bank & Trust	11.09%	12.27%	10.00%
Consolidated	11.19%	12.36%	10.00%
Tier 1 leverage ratio
Community First Bank & Trust	8.57%	8.97%	5.00%
Consolidated	8.65%	9.04%	5.00%

As discussed above, total shareholders’ equity increased approximately $790,000, to $12,942,000 at September 30, 2003 from $12,152,000 at December 31, 2002. This increase was due to the Company’s net income of $865,000 for the first nine months of 2003 and the issuance of 4,000 shares of common stock under the stock option plan of $44,000. Also, there was a decrease in the fair value of available-for-sale securities, net of tax of $119,000.

Community First, Inc. has applied to the Security Stock Exchange and is waiting currently for approval of a stock offering of 180,000 shares of common stock. We anticipate that our net proceeds from this offering will be approximately $4,450,000. We intend to use the net proceeds of this offering to increase capital of the Bank. By increasing the capital we can continue to grow in our local market and expand into Williamson County and build an operation center.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2003

INTEREST RATE SENSITIVITY

As of September 30, 2003, approximately $95,613,000 of $187,898,000 interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $81,878,000 or 50.8% of total loans. The Bank has $7,578,000 loans maturing or repricing after 5 years. As of September 30, 2003, the Bank has approximately $95,613,000 of earning assets and $73,285,000 in time deposits maturing or repricing within one year.

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

PART II. OTHER INFORMATION

COMMUNITY FIRST BANK AND TRUST

Item 1 — Legal Proceedings	Not applicable
Item 2 — Changes in Securities	Not applicable
Item 3 — Defaults Upon Senior Securities	Not applicable
Item 4 — Submission of Matters to a Vote of Security Holders	Not applicable
Item 5 — Other Information	Not applicable
Item 6 — Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit Number	Description

3.1	Charter of Incorporation*
3.2	Amended By-Laws of Community First, Inc.*
11.0	Statement re: Computations of per share earnings
31.1	Section 302 Certification of the Chief Executive Officer
31.2	Section 302 Certification of the Chief Financial Officer
32.1	Certification of Financial Statements by Chief Executive Officer
32.2	Certification of Financial Statements by Chief Financial Officer

*     Previously filed and incorporated herein by reference.

b.	Reports on Form 8-K

None

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community First Inc.

(Registrant)

November 12, 2003	/s/ Marc R. Lively

(Date)	Marc R. Lively, Chief Executive Officer

November 12, 2003	/s/ Dianne Scroggins

(Date)	Dianne Scroggins, Chief Financial Officer