Form 10KSB
period 2003-12-31
COMMUNITY FIRST INC
filed 2004-03-30
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2003

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

Common Stock, $5.00 par value
(Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Revenues for the Registrant’s fiscal year ended December 31, 2003, total $11,935,616.

     The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on March 1, 2004 was $35,398,636. There were 1,361,486 shares of Common Stock outstanding as of March 1, 2003.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 27, 2004 are incorporated by reference into Part III of this report.

     Transitional Small Business Disclosure Format (check one): Yes [   ] No [X]

COMMUNITY FIRST, INC.
Annual Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2003

Item		Page
Number		Number
Part I
1.	Description of Business
2.	Description of Property
3.	Legal Proceedings
4.	Submission of Matters to a Vote of Security Holders
Part II
5.	Market for Common Equity and Related Stockholder Matters
6.	Management’s Discussion and Analysis or Plan of Operation
7.	Financial Statements
8.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
8A	Controls and Procedures
Part III
9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
10.	Executive Compensation
11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
12.	Certain Relationships and Related Transactions
13.	Exhibits and Reports on Form 8-K
14.	Principal Accountant Fees and Services
EX-10.6 STOCK OPTION PLAN
EX-11.1 STATEMENT RE: COMPUTATION OF PER SHARE
EX-13.1 CONSOLIDATED FINANCIAL STATEMENTS
EX-23.1 CONSENT OF INDEPENDENT AUDITORS
EX-31.1 SECTION 302 CERTIFICATION FOR C.E.O.
EX-31.2 SECTION 302 CERTIFICATION FOR C.F.O.
EX-32.1 SECTION 906 CERTIFICATION FOR C.E.O.
EX-32.2 SECTION 906 CERTIFICATION FOR C.F.O.

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

ITEM 1. DESCRIPTION OF BUSINESS

General

The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and became so upon the acquisition of all the voting shares of Community First Bank & Trust (the “Bank”) on August 30, 2002. An application was approved by the Federal Reserve Bank of Atlanta (“FRB”) on August 6, 2002. See “–Supervision and Regulation.” Community First was incorporated under the laws of the State of Tennessee as a Tennessee corporation on April 9, 2002. Community First conducts substantially all of its activities through and derives substantially all of its income from its wholly-owned subsidiary, the Bank.

The Bank commenced business on May 18, 1999, as a Tennessee-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation’s (“FDIC”) Bank Insurance Fund (“BIF”). The Bank is regulated by the Tennessee Department of Financial Institutions (the “Department”) and the FDIC. The Bank operates a main office and two branch offices in Columbia, Tennessee, and one additional branch office in Mount Pleasant, Tennessee, and a loan production office in Williamson County in Brentwood, Tennessee. The Bank also operates nine automatic teller machines in Maury County, Tennessee. The Bank’s sole subsidiary is Community First Title, Inc., a Tennessee chartered and regulated title insurance company.

Services

The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 2003, the Bank’s deposit base totaled approximately $195 million and included the following deposit categories: noninterest-bearing deposit accounts (10% of total deposits); NOW and money market demand accounts (29% of total deposits); other savings deposits (3% of total deposits); time deposits of $100,000 or more (26% of total deposits); and certificates of deposits in amounts less than $100,000 (32% of total deposits).

Loans

The Bank makes secured loans and unsecured loans to individuals, partnerships, corporations, and other business entities within the middle Tennessee area. Our loan portfolio consists of commercial loans (13%), residential and commercial mortgage loans (81%) and consumer loans (6%). Our legal lending limits under applicable regulations (based upon the legal lending limits of 25% of capital and surplus) are currently $4,064,568.

Commercial loans are made primarily to small- and medium-sized businesses. These loans are secured and unsecured and are made available for general operating inventory and accounts receivables, as well as any other purposes considered appropriate. We will generally look to a borrower’s business operations as the principal source of repayment, but will also receive, when appropriate, a security interest in personal property and/or personal guarantees. In addition, the majority of commercial loans that are not mortgage loans are secured by a lien on equipment, inventory and/or other assets of the commercial borrower.

Commercial lending (including commercial real estate lending) involves more risk than residential real estate lending because loan balances are greater and repayment is dependent up on the borrower’s operations. We attempt to minimize the risks associated with these transactions by generally limiting our exposure to owner-operated properties of customers with an established profitable history. In many cases, risk can be further reduced by limiting the amount of credit to any one borrower to an amount less than our legal lending limit and avoiding types of commercial real estate financing considered risky.

We originate residential mortgage loans with either fixed or variable interest rates. Our general policy is to sell most fixed rate loans in the secondary market. This policy is subject to review by management and may be revised as a result of changing market and economic conditions and other factors. We do not retain servicing rights with respect to secondary market residential mortgage loans that we originate. We also offer home equity loans, which are secured by prior liens on the subject residence. All of our residential real estate loans are secured by a first lien on the real estate.

We make personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles and the making of home improvements and personal investments. All of such loans are retained by us.

Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and usually involve more credit risk than mortgage loans because of the type and nature of the collateral. Consumer lending collections are dependent on a borrower’s continuing financial stability and are thus likely to be adversely affected by job loss, illness or personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. We underwrite our loans carefully, with a strong emphasis on the amount of the down payment, credit quality and history, employment stability and monthly income. These loans are expected generally to be repaid on a monthly repayment schedule with the payment amount tied to the borrower’s periodic income. We believe that the generally higher yields earned on consumer loans help compensate for the increased credit risk associated with such loans and that consumer loans are important to our efforts to serve the credit needs of our customer base.

Although we take a progressive and competitive approach to lending, we stress high quality in our loans. We are subject to written loan policies that contain general lending guidelines and are subject to periodic review and revision by our board of directors’ Loan Policy Committee. These policies concern loan administration, documentation, approval and reporting requirements for various types of loans.

Lending Policy of the Bank

While the ultimate authority to approve loans rests with the Board of Directors (the “Directors”) of the Bank, lending authority is delegated by the Directors to the loan officers and loan committee of the Bank. Loan officers, each of whom is limited as to the amount of secured and unsecured loans that he or she can make to a single borrower or related group of borrowers, report to the Bank’s Chief Executive Officer, Marc R. Lively. Mr. Lively also chairs the Bank’s loan committee. Lending limits of individual officers are documented in the respective personnel files and are reviewed annually by the Directors and the loan committee. Loan officers discuss with the Chief Executive Officer any loan request which exceeds their individual lending limit. The loan must have the joint approval from the originating officer and a senior officer. The President Mark W. Hines and Chief Executive Officer Marc R. Lively each have secured lending authority up to $400,000, and each has unsecured lending authority up to $225,000.

The Bank’s Lending Policy provides written guidelines for lending activities and is reviewed at least annually by the Directors. The Directors recognize that, from time to time, it is in the best interest of the Bank to deviate from the established, written credit policy and have established guidelines for granting exceptions to the policy. Situations in which such exceptions might be granted include the waiving of requirements for independent audited financial statements when a comfort level with respect to the financial statements of the borrower can be otherwise obtained; and when it is deemed desirable to meet the terms offered by a competitor. All exceptions granted are documented in the loan committee’s minutes.

The Bank seeks to maintain a diversified loan portfolio, including secured and unsecured consumer loans; secured loans to individuals for business purposes; secured commercial loans; secured agricultural production loans; and secured real estate loans. The Bank’s primary trade area lies in the counties of Middle Tennessee, with the primary focus in Maury County, Tennessee. The loan committee must approve all out-of-trade area loans.

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

Customers

In the opinion of management, no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on the Bank’s business. As of December 31, 2003, the Bank made a total of 72 lending relationships that represent exposure to the Bank of at least $500,000. The Bank believes that the loss of these relationships, while significant, would not materially impact the performance of the Bank.

Competition

The banking business is highly competitive. The Bank’s primary market area consists of the cities of Columbia and Mount Pleasant, Tennessee. The Bank competes with numerous commercial banks and savings institutions with offices in the Bank’s market area. The competitors in the local market area have up to $948 million in deposits, as reported by the FDIC as of June 30, 2003. At December 31, 2003, the Bank had deposits of approximately $195 million.

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

Employees

As of December 31, 2003, the Company had 50 full-time equivalent employees and 51 total employees. This is an increase in 4 full-time equivalent employees and 3 total employees from last year. The Company plans to continue to hire additional employees to meet growth demands. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement, and the Company believes that its employee relations are good.

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

Securities Registration and Reporting

The Common Stock of the Company is registered as a class with the SEC under the 1934 Act and thus is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of the Act. In addition, the securities issued by the Company are subject to the registration requirements of the 1933 Act and applicable state securities laws unless exemptions are available. The periodic reports, proxy statements, and other information filed by the Company with the SEC are available at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at1-800-SEC-0330. The Company is an electronic filer with the SEC and the Company’s filings may also be obtained at the SEC website (http://www.sec.gov).

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

At September 30, 2003, the Bank’s deposit base for purposes of FDIC premiums was $171 million. The Bank paid FDIC insurance premiums of $24,016 in 2003.

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

Loans-to-One-Borrower—The aggregate amount of loans that the Bank is permitted to make under applicable regulations to any one borrower, including related entities, is the greater of 25% of unimpaired capital and surplus or $500,000. Based on the Bank’s current capitalization of $16,258,271, the Bank’s loans-to-one borrower limit is approximately $4,064,568.

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

Capital Adequacy

See Supervision and Regulation - Capital Requirements for a discussion of bank regulatory agencies’ capital adequacy requirements.

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

The bank operates a loan production office in Brentwood, Tennessee.

At December 31, 2003, the cost of office properties and equipment (less allowances for depreciation and amortization) owned by the Bank was $3,640,000.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company’s fiscal year ended December 31, 2003.

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

No public market exists for the Company’s Common Stock, and there can be no assurance that a public trading market for the Company’s Common Stock will develop. As of March 1, 2004, there were 1,990 holders of record of Company Common Stock and 1,361,486 shares outstanding, without vested options. As of March 1, 2004, there were 78,334 shares of Common Stock subject to outstanding vested options to purchase such shares. The Company has paid no dividends since its inception pursuant to regulatory requirements.

While there is no public market for the Company’s Common Stock, the most recent trade of the Company’s Common Stock known to the Company occurred on March 15, 2004 at a price of $26.00 per share. These sales are isolated transactions and, given the small volume of trading in the Company’s Common Stock, may not be indicative of its present value. Below is a table which sets forth Community First’s (and before August 30, 2002, that of Community First Bank) high and low prices of which the Company is aware for the relevant quarters during the fiscal year ended December 31, 2003 and the fiscal year ended December 31, 2002:

	High	Low
2003
First quarter	$32.50	$19.00
Second quarter	$21.00	$20.00
Third quarter	$25.00	$25.00
Fourth quarter	$25.00	$25.00
2002
First quarter	$21.00	$17.50
Second quarter	$21.00	$16.75
Third quarter	$20.00	$19.00
Fourth quarter	$20.00	$19.00

The above prices have been adjusted to reflect a 2-for-1 stock split which occurred on July 15, 2003.

For a foreseeable period of time, the principal source of cash revenues to the Company will be dividends paid by the Bank with respect to its capital stock. There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities. Further, the dividend policy of the Bank is subject to the discretion of the board of directors of the Bank and will depend upon such factors as future earnings, financial conditions, cash needs, capital adequacy and general business conditions. Tennessee law requires that dividends be paid by the Bank only from retained earnings (or undivided profits), except that dividends may be paid from capital surplus with the prior, written consent of the Department. Tennessee laws regulating banks require certain charges against and transfers from an institution’s undivided profits account before undivided profits can be made available for the payment of dividends. The Department generally prohibits a newly chartered institution from paying dividends during its first three years of operation without the Department’s prior approval.

In the future, the declaration and payment of dividends on the Company’s Common Stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the Board of Directors. As of December 31, 2003, an aggregate of approximately $1,800,000 was available for the payment of dividends by the Bank to the Company under applicable restrictions, without regulatory approval. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.

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

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following is a discussion of our financial condition at December 31, 2003 and December 31, 2002 and our results of operations for the years ended December 31, 2003 and December 31, 2002. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the annual audited consolidated financial statements. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere herein. Community First acquired Community First Bank as its wholly-owned subsidiary on August 20, 2002.

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

Critical Accounting Policies

The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses (ALL), have been critical to the determination of our financial position, results of operations and cash flows.

Allowance for Loan Losses. Our management assesses the adequacy of the ALL prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions: (1) an amount representative of specifically identified credit exposure and exposures; and (2) an amount representative of incurred loss which is based in part on the consideration of historic loss histories which management believes is representative of the probable loss. Even though the allowance for loan losses is composed of two components, the entire allowance is available to absorb any credit losses.

We establish the amount separately for two different risk groups: (1) unique loans (commercial loans, including those loans considered impaired); and (2) homogeneous loans (generally consumer loans). We base the amount for unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. We then assign each risk-rating grade a loss ratio, which is determined based on the experience of management, discussions with banking regulators and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or based on the underlying collateral value. We also assign loss ratios to our consumer portfolio. However, we base the loss ratios for these homogeneous loans on the category of consumer credit (e.g., automobile, residential mortgage, home equity).

The unallocated amount is particularly subjective and does not lend itself to exact mathematical calculation. We use the unallocated amount to absorb inherent losses which may exist as of the balance sheet date for such matters as changes in the local or national economy, the depth or experience in the lending staff, any concentrations of credit in any particular industry group, and new banking laws or regulations. After we assess applicable factors, we evaluate the aggregate unallocated amount based on our management’s experience.

We then test the resulting ALL balance by comparing the balance in the allowance account to historical trends and peer information. Our management then evaluates the result of the procedures performed, including the result of our testing, and concludes on the appropriateness of the balance of the allowance for loan losses in its entirety. The audit committee of our board of directors reviews the assessment prior to the filing of quarterly financial information.

In assessing the adequacy of the allowance for loan losses, we also rely on an ongoing independent loan review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process.

RESULTS OF OPERATIONS

Consolidated net income for the Company for 2003 was $1,264,000, compared to net income of $750,000 for 2002. Pretax income grew from $1,236,000 in 2002 to $2,052,000 in 2003, a 66% increase. The increase in pretax income in 2002 was primarily due to the Bank’s overall asset growth, specifically loan growth and the associated interest income as well as increases in mortgage origination fee income related to the low interest rate environment and service charge income. Basic and diluted income per common share was $1.10 and $1.03, respectively, in 2003, compared to $.65 and $.61 in 2002. No dividends were paid in 2003 or 2002.

Net Interest Income

Net interest income before the provision for loan losses for 2003 was $6,181,000, compared with $5,120,000 in 2002. The increase of $1,061,000 was due primarily to continued growth in the Bank’s loan portfolio, which was funded primarily by deposit growth. The Bank’s net interest margin during 2003 was 3.43% compared to 3.71% in 2002. The decrease in margin was due primarily to lower interest rates and the continued decline in the prime rate. At year end 52% of our loan portfolio was variable rate loans. Due to the composition of the bank’s deposit mix, deposit rates did not keep pace with loan rate declines. Interest income from securities in 2003 decreased to $592,000, compared to $842,000 in 2002. The declining interest rate environment caused several securities to be called in 2003; therefore, the proceeds were reinvested in lower yield securities. Short-term funds income decreased due to significantly lower interest rates and lower average balances in 2003. In 2003, the yield on interest earning assets including loan fees decreased significantly, to 5.55%, compared to 6.49% in 2002. The cost of interest bearing accounts funds has followed the same trend, decreasing to 2.40% in 2003, down from 3.16% in 2002. The decrease in interest expense in 2003 was due to decreases in overall interest rates. Other borrowing interest expense increased $88,000. A full year of interest was expensed on the subordinated debentures in 2003 compared to only one quarter expensed in 2002. All of the changes reflect the effects the Federal Reserve Bank’s action of 13 interest rate cuts between 2001 - 2003, totaling 5.50%.

Noninterest Income

Total noninterest income was $1,936,000 in 2003, compared with $1,399,000 in 2002. Service charges on deposits totaled $1,143,000 in 2003 and $664,000 in 2002. This increase was due to an increase in deposit accounts and overdraft fees.

The Bank originates and sells long-term fixed rate mortgages and the related servicing. In 2002 and 2003, the Bank experienced a significant increase in the volume of mortgage loans originated and sold due to the lower interest rate environment. Mortgage loans originated and sold generated income of $572,000 in 2003, versus $457,000 in 2002. The mortgage loan originated and sold income consists of loan origination fees, loan processing fees and servicing release premium. The other large component of non-interest income is service charges on deposit accounts which totaled $1,143,000, compared to $664,000 in 2002. The increase resulted from continued growth within the market and a new overdraft courtesy product introduced in the third quarter of 2003. Other noninterest income includes safe deposit box rent, ATM income, check printing income, and customer fee income. Management expects that noninterest income will continue to increase as the Bank increases in size.

Noninterest Expense

Total noninterest expense was $5,451,000 in 2003, an increase of $851,000, or 19% over the $4,600,000 in 2002. As a percent of average assets, noninterest expense was 2.90% versus 3.14% in 2002. While noninterest expense has increased as the Bank has grown, the percentage of noninterest expense to average assets has declined. The major components of this increase include salaries and employee benefits and other operating expenses. Salaries increased $332,000, or 16% in 2003 when compared with 2002, data processing increased $47,000, or 10% over 2002, and the cost of furniture and equipment increased $99,000, or 26% over the prior year. Occupancy expense was $311,000 in 2003, an increase of $55,000, or 21% over the expense of $256,000 in 2002. Management expects that noninterest expenses will continue to increase moderately in conjunction with the growth of the Bank, but should decline as a percentage of average assets as the Bank experiences operating efficiencies resulting from its growth.

Provision For Loan Losses

In 2003, the Bank recorded a provision for loan losses of $614,000 compared to $683,000 for 2002. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experience which management believes is representative of the probable loss. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. The provision for loan losses has been directly impacted by the rapid loan growth experienced by the Bank, as well as the effect of net charge-offs as the loan portfolio is maturing. During the first three years of operation the Bank was required by regulations to maintain a loan loss reserve of 1.25% of gross loans, and management believes this appropriately reflected historic loss percentages at other institutions and was appropriate until sufficient historical data was available to the Bank. Management’s allowance calculation supports the December 31, 2003 allowance balance of 1.31% of gross loans.

Income Taxes

Income tax expense includes federal and state taxes on earnings. Income tax expense of $788,000 was recorded in 2003, compared to $486,000 in 2002. The Corporation’s effective income tax rate was approximately 38% for 2003 and 2002.

FINANCIAL CONDITION

Total assets at December 31, 2003 were $217,368,000, an increase of $43,413,000, or 25%, over 2002 year-end assets of $173,955,000. Average assets for 2003 were $187,721,000, an increase of $41,258,000, or 28% over average assets for 2002.

The primary reason for the increase in total assets was strong loan demand, which resulted in significant loan growth throughout 2003. The increase in total assets was funded primarily by the continued growth of new deposits accounts, as well as obtaining national market time deposits and public fund deposits. Net loans of $169,803,000 (excluding mortgage loans held for sale) increased by $38,370,000 or 29% in 2003, from $131,433,000 in 2002. During 2003, cash and cash equivalents were $11,613,000, a decrease of $3,283,000 over 2002. The decline in cash and cash equivalents resulted from a drop in federal funds sold.

Loans

Gross loans grew from $133,206,000 in 2002, to $172,052,000 in 2003, an increase of $38,846,000, or 29%. Mortgage loans held for sale in 2003 were $1,077,000, compared to $3,316,000 in 2002, a decrease of $2,239,000. Most of the net loan growth in 2003 was in 1-4 family residential real estate and commercial loans secured by real estate. Loans secured by 1-4 family real estate increased $13,006,000, while commercial loans secured by real estate increased by $27,198,000. Construction loans secured by real estate decreased $4,920,000, or 17% over 2002. In 2003, $140,049,000, or 81% of total loans consisted of construction, 1-4 family residential, commercial, and multifamily loans secured by real estate. As of year-end 2003, $23,977,000, or 13.9% of total loans were construction loans secured by real estate. Loans secured by 1-4 family residential real estate were $52,073,000, or 30.3% to total loans at December 31, 2003. Commercial loans secured by real estate were $63,513,000, or 36.9% of total loans. Commercial, financial and agriculture loans totaling $21,765,000 make up 12.7% of total loans. Consumer loans for 2003 were $9,778,000 or 5.7% of total loans. Other loans totaled $946,000 or .5% of total loans.

Mortgage loans held for sale at December 31, 2003 were $1,077,000, compared with $3,316,000 in 2002. A loan production office in Williamson County opened in the third quarter of 2003.

Of the total loans of $172,052,000 in the portfolio as of year-end 2003, approximately $89,569,000, or 52% are variable rate loans and approximately $82,483,000 are fixed rate loans.

On December 31, 2003 the Company’s loan to deposit ratio (including mortgage loans held for sale) was 88.68%, compared to 89.91% in 2002. The loan to asset ratio (including mortgage loans held for sale) was 79.65% for 2003, compared to 78.48% in 2002. Management expects loan demand to remain strong, especially in commercial loans. Management currently anticipates the loan-to-deposit ratio to remain in the range of approximately 85%-95% during the coming year with the loan-to-asset ratio expected to be between 75%-85%.

Securities

At December 31, 2003, the Company owned $29,181,000 in securities, compared to $18,563,000 in 2002. The net unrealized gains on securities for 2003 were $98,000. At year-end 2003, $20,251,000, or 69.4% of total securities were U S government agencies. Mortgage-backed securities consisted of $5,956,000 or 20.4% of total securities. Other debt securities totaled $2,586,000, or 8.9% of the portfolio, while state and municipals, and equity securities totaled $388,000 or 1.3% of total securities. Total securities increased in 2003 by $10,618,000. The increase in securities resulted from excess deposits that were not used to fund loans. Management invested the excess deposits in securities in order to maximize the yield on the funds. The Company’s investment portfolio is used to provide yield, liquidity and for pledging purposes to secure public fund deposits.

Premises and Equipment

The Bank’s fixed asset purchases and depreciation were $112,000 and $377,000 in 2003. This resulted in a decrease of $265,000 in net fixed assets for 2003. Rent expense was $88,000 in 2003, compared to $64,000 in 2002. The increase was due to the lease on our Wal-Mart branch and the opening of a loan production office in Williamson County.

Deposits

Total deposits were $195,239,000 at December 31, 2003, compared to $151,848,000 at December 31, 2002. At year-end 2003, $20,286,000, or 10.4% of the Bank’s total deposits were in noninterest-bearing demand accounts. Interest bearing demand accounts were $56,215,000 or 28.8% of total deposits. Interest-bearing demand accounts increased $9,765,000 in 2003 which was caused mainly by the relatively small difference between the Bank’s certificates of deposit and money market rates. As a result of this small difference, customers chose to maintain flexibility and leave the funds in money market accounts rather than certificates of deposit. Savings accounts total $6,501,000 or 3.3% of total deposits. The majority of the deposits continue to be in time deposits. Time deposits (certificate of deposits and IRAs) total $112,237,000, or 57.5% of total deposits. Time deposits greater than $100,000 were $49,895,000 and time deposits less than $100,000 were $62,342,000 in 2003. Time deposits less than $100,000 increased by $10,771,000 from 2002. The increase in time deposits less than $100,000 was from national market time deposits and variable rate time deposits. At December 31, 2003, national market time deposits totaled $26,110,000, with a weighted average rate of 2.17%. The variable rate time deposit interest rate can change one time over the term of the deposit. Total variable rate time deposits were $20,185,000 at December 31, 2003 with a weighted rate of 3.49%, compared to $13,655,000 in 2002 with a weighted rate of 4.18%. The Bank has $99,032,000 in time deposits maturing within two years. Time deposits maturing within one year were $84,338,000 or 75% of total time deposits. The weighted average cost of all deposit accounts was 2.07% in 2003. The weighted average rate on time deposits was 2.85%. Management expects to seek short-term time deposit funding to match variable rate loans. The Bank has increased its marketing efforts to increase its core deposit growth. The Bank has introduced a free checking account product, and has expanded into Williamson County to access lower cost business accounts. These efforts, if successful, will reduce interest rate risk and allow the Bank to take advantage of historically low interest rates on deposits.

Subordinated Debentures

The Company established a Trust which issued a $3,000,000 floating rate trust preferred security as a part of a private offering. The Trust can redeem the securities any time after September 30, 2007. The interest is paid quarterly and the interest rate resets quarterly. The interest rate is the New York Prime plus 50 bases points. The trust preferred security maturity date is December 31, 2032. The Company issued $3,000,000 of subordinated debentures to the Trust which is counted as tier 1 capital for regulatory purposes. The proceeds from this offering were utilized to increase the Bank’s capital by $3,000,000, increasing the bank’s capital to over $15,000,000 at year end.

Prior to 2003, the trust was consolidated in the Company’s financial statements, with the trust preferred securities issued by the trust reported in liabilities as “trust preferred securities” and the subordinated debentures eliminated in consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the trust is no longer consolidated with the Company. Accordingly, the Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust, as these are no longer eliminated in consolidation. Since the amount of the subordinated debentures and the trust preferred securities was the same, the effect of no longer consolidating the trust does not change the amounts reported as the Company’s assets, liabilities, equity, or interest expense. Accordingly, the amounts previously reported as “trust preferred securities” in liabilities have been recaptioned “subordinated debentures” and continue to be presented in liabilities on the balance sheet.

Liquidity

Community First’s liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the years ended December 31, 2003 and 2002:

	Year ended December 31
	2003	2002
Net income	$1,264	$750
Adjusted to reconcile net income to net cash from operating activities	3,019	(855)

Net cash from operating activities	4,343	(105)
Net cash from investing activities	(50,106)	(33,554)
Net cash from financing activities	42,480	44,946

Net change in cash and cash equivalents	(3,283)	11,287

Cash and cash equivalents at beginning of period	14,896	3,609

Cash and cash equivalents at end of period	$11,613	$14,896

The adjustments to reconcile net income to net cash from operating activities consist mainly of the origination and sale of mortgage loans and provision for loan losses. Significant components of investing activities during 2003 were net loan originations of $39.0 million and purchase of securities available for sale of $38.1 million, offset by the proceeds from the maturities and redemptions of securities available for sale of $25.0 million. Significant components of investing activities during 2002 were net loan originations of $36.1 million and purchases of securities available for sale of $19.3 million, offset by the proceeds from the maturities and redemptions of securities available for sale of $12.4 million.

Cash flows from financing activities during 2003 included net deposit inflows of $43.4 million. Financing activities during 2002 included net deposit inflows of $40.6 million, issuance of trust preferred securities of $3.0 million and proceeds from Federal Home Loan Bank advances of $2.0 million.

Liquidity refers to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the Statement of Cash Flows, the Company’s main sources of cash flow are from receiving deposits from its customers, and to a lesser extent, repayment of loan principal and interest income on loans and securities.

The primary uses of cash are lending to Community First’s borrowers, and investing in securities and short-term interest-earning assets. In 2003, deposit growth kept pace with loan demand. The Bank had $11,000,000 in surety bonds and $4,000,000 in FHLB letters of credit to secure public deposits. Surety bonds and FHLB letters of credit were used to keep the Bank’s security portfolio available for liquidity purposes. Other potential sources of liquidity include the sale of securities available for sale from the Bank’s securities portfolio, the sale of loans held for sale, Federal Home Loan Bank advances, acquiring national market time deposits, or the purchase of federal funds, or repurchase agreements.

Community First considers its liquidity sufficient to meet its outstanding short and long-term needs. Community First expects to be able to fund or refinance, on a timely basis, it material commitments and long-term liabilities.

Off-Balance Sheet Arrangements

At December 31, 2003, the Company had unfunded loan commitments outstanding of $21,825,000 and unfunded lines of credit and letters of credit of $2,277,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiaries have the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiaries could sell participations in these or other loans to correspondent banks.

Capital Resources

The Company’s total shareholders’ equity at December 31, 2003 was $13,445,000 compared to $12,152,000 in December 31, 2002. The increase of $1,293,000 was the result of 2003 net income of $1,264,000, and the issuance of 6,000 shares of common stock under the stock option plan of $69,000 including a tax benefit arising from the stock options exercised. The increase in shareholders’ equity was partially offset by the change in unrealized gains on securities available for sale.

As of December 31, 2003 and December 2002, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. The total capital to risk-weighted assets ratio for the Company and the Bank was 10.95% and 10.84%. Tier-1 to risk weighted assets ratio for the Company and the Bank was 9.70% and 9.59%. Tier 1 to average asset ratio for the Company and the Bank was 7.81% and 7.73%.

The subordinated debentures, issued in 2002, increased tier 1 capital, giving the Bank the opportunity to continue its asset growth.

As mentioned in Note 14 -Subsequent Events, the Bank sold 180,000 shares of common stock as part of a stock offering which was completed on January 13, 2004. The proceeds of the offering will be used to strengthen Community First’s capital base and position it to continue to exceed minimum regulatory capital ratios, which will allow for future growth. We believe that the increase in equity will provide continued excess capital to support our asset growth until such time as our internally generated net income will support such growth.

Interest Rate Sensitivity

Management uses a gap simulation model that takes cash flows into consideration. These include mortgage backed securities, loan prepayments and it also takes into effect expected calls on securities. Non-maturing balances such as money markets, savings, and now accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by the reviewing the Bank’s pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis used the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest bearing deposits that are actually repriceable within a year. Our cumulative one year gap position at for December 31, 2003 was 10.17% of total assets. Our policy states that our one-year cumulative gap should not exceed 15% of total assets.

At year-end 2003, approximately $141,849,000 of $209,002,000 interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $119,773,000 or 69% of total loans. The Bank has $4,952,000 loans maturing or repricing after five years. As of December 31, 2003, the Bank has approximately

$209,002,000 of earning assets and $84,359,000 in time deposits maturing or repricing within one year.

Gap analysis only shows the dollar volume of assets and liabilities that mature or reprice. It does not provide information on how frequently they will reprice. To more accurately capture the Company’s interest rate risk, we measure the actual effects the repricing opportunities have on earnings through income simulation models such as rate shocks of economic value of equity and rate shock interest income simulations.

To truly evaluate the impact of rate change on income, the rate shock simulation of interest income is the best technique because variables are changed for the various rate conditions. Each category of earning assets and liabilities interest change is calculated as rates ramp up and down. In addition the prepayment speeds and repricing speeds are changed. Rate shock is a method for stress testing the net interest margin over the next 4 quarters under several rate change levels. These levels span four 100bp increments up and down from the current interest rate. Our policy guideline is that net interest income maximum percentage change cannot exceed plus or minus 10% on 100 bp change and 15% on 200bp change. The following illustrates the effects on net interest income of shifts in market interest rates from the rate shock simulation model.

December 31, 2003	+200 bp	+100 bp	-100 bp	-200 bp
Basis Point Change
Increase (decrease in net interest income)	3.24%	1.65%	(3.19%)	(6.36%)

Our Economic Value of Equity simulation measures our long-term interest rate risk. The economic value is the difference between the market value of the assets and the liabilities and, technically, it is the liquidation of the Bank. The technique is to apply rates changes and compute the value. The slope of the change between shock levels is a measure of the volatility of value risk. The slope is called duration. The greater the slope, the greater the impact or rate change on the Bank’s long-term performance. Our policy guideline is that the maximum percentage change on economic value of equity cannot exceed plus or minus 10% on 100bp change and 20% on 200bp change. The following illustrates our equity at risk in the economic value of equity model.

December 31, 2003	+200 bp	+100 bp	-100 bp	-200 bp
Basis Point Change
Increase (decrease in equity at risk)	(4.42%)	(2.36%)	2.98%	5.68%

One of management’s objectives in managing the Bank’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities. Interest rates have decreased 5.50 basis points from 2001 to 2003. Management believes that interest rates are at or near their low point.

Average Balance Sheets, Net Interest Revenue and

Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of assets, liabilities and stockholders’ equity of the Company, and an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the years ended December 31.

	(In Thousands of Dollars)
	December 31, 2003			December 31, 2002			Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate (1)	Total
Gross loans (2 and 3)	$149,246	6.26%	$9,338	$114,214	7.04%	$8,037	$2,465	$(1,164)	$1,301

Securities available for sale	24,422	2.42%	592	18,816	4.47%	842	251	(501	(250)

Federal funds sold and other	6,423	1.09%	70	4,928	1.58%	78	24	(32)	(8)

Total interest-earning assets	180,091	5.55%	$10,000	137,958	6.49%	$8,957	$2,740	(1,697)	1,043

Cash and due from banks	4,331			3,861
Other nonearning assets	5,242			6,159
Allowance for loan losses	(1,943)			(1,515)

Total assets	$187,721			$146,463

Deposits:
NOW & money market investments	$49,631	1.34%	$665	$36,093	1.90%	$687	$258	$(280)	$(22)
Savings	6,024	1.13%	68	4,129	1.74%	72	33	(37)	(4)
Time deposits $100,000 and over	37,548	3.87%	1,453	32,482	4.15%	1,348	210	(105)	105
Other time deposits	56,987	2.18%	1,240	41,354	3.45%	1,426	539	(725)	(186)

Total interest-bearing deposits	150,190	2.28%	3,426	114,058	3.10%	3,533	1,040	(1,147)	(107)
Other borrowings	8,952	4.39%	393	7,277	4.18%	304	70	19	89

Total interest-bearing liabilities	159,142	2.40%	3,819	121,335	3.16%	3,837	1,110	(1,128)	(18)
Noninterest-bearing liabilities	16,068	—	—	13,294	—	—	—	—	—

Total liabilities	175,210			134,629
Shareholders’ equity	12,511			11,834

Total liabilities and shareholders’ Equity	$187,721			$146,463

Net interest income			$6,181			$5,120	$1,630	$(569)	$1,061

Net interest margin(4)		3.43%			3.71%

1	Changes in interest income and expense not due solely to balance or rate changes are included in the rate category

2	Interest income includes fees on loans of $490,000 in 2003 and $362,000 in 2002

3	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

4	Net interest income to average interest-earning assets.

	(In Thousands of Dollars)
	December 31, 2002			December 31, 2001			Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate (1)	Total
Gross loans (2 and 3)	$114,214	7.04%	$8,037	$81,143	8.65%	$7,022	$2,862	$(1,847)	$1,015

Securities available for sale	18,816	4.47%	842	20,053	6.01%	1,205	(74)	(289)	(363)

Federal funds sold and other	4,928	1.58%	78	3,288	4.77%	157	78	(157)	(79)

Total interest-earning assets	137,958		$8,957	104,484	8.02%	$8,384	$2,866	(2,293)	573

Cash and due from banks	3,861			2,821
Other nonearning assets	6,159			4,812
Allowance for loan losses	(1,515)			(1,068)

Total assets	$146,463			$111,049

Deposits:
NOW & money market investments	$36,093	1.90%	$687	$23,941	2.73%	$654	$332	$(299)	$33
Savings	4,129	1.74%	72	2,774	1.37%	38	19	15	34
Time deposits $100,000 and over	32,482	4.15%	1,348	26,958	6.06%	1,635	335	(622)	(287)
Other time deposits	41,354	3.45%	1,426	35,371	5.86%	2,073	351	(998)	(647)

Total interest-bearing deposits	114,058	3.10%	3,533	89,044	4.94%	4,400	1,037	(1,904)	(867)
Other borrowings	7,277	4.18%	304	1,112	2.79%	31	172	101	273

Total interest-bearing liabilities	121,335	3.16%	3,837	90,156	4.91%	4,431	1,209	(1,803)	(594)
Noninterest-bearing liabilities	13,294	—	—	9,821	—	—	—	—	—

Total liabilities	134,629			99,977
Shareholders’ equity	11,834			11,072

Total liabilities and shareholders’ equity	$146,463			$111,049

Net interest income			$5,120			$3,953	$1,657	$(490)	$1,167

Net interest margin (4)		3.71%			3.78%

1	Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

2	Interest income includes fees on loans of $362,000 in 2002 and $249,000 in 2001.

3	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

4	Net interest income to average interest-earning assets

Investment Portfolio

The carrying value of securities at December 31 is summarized as follows:

Category

	December 31
	2003	2002	2001
	(In Thousands)
Available for sale:
U.S. Government and federal agency	$20,251	$14,635	$14,432
Mortgage-backed securities	5,956	2,204	5,126
State and municipals	152	—	—
Other debt securities	2,586	1,498	1,982
Equity securities	236	226	205

Total	$29,181	$18,563	$21,745

The following table presents the carrying value by maturity distribution of the investment portfolio along with weighted average yields thereon as of December 31, 2003:

	Within	1-5	5-10	Beyond
	1 Year	Years	Years	10 Years	Total
	($ in thousands)
U.S. Government and federal agency	$12,174	$8,077	$—	$—	$20,251
State and municipals	—	—	—	152	152
Other debt securities	—	—	—	2,586	2,586

Total debt securities	$12,174	$8,077	$—	$2,738	$22,989

Weighted average yield (tax equivalent)	1.79%	4.59%	0%	4.57%	3.88%

Mortgage-backed and equity securities					$5,956

Weighted average yield					3.85%

Loan Portfolio

The following table presents various categories of loans contained in the Bank’s loan portfolio for the periods indicated and the total amount of all loans for such period:

	2003	2002	2001	2000	1999
Real estate
Construction	$23,977	$28,897	$18,710	$10,217	$5,121
1-4 family residential	52,073	39,067	26,915	16,054	6,435
Commercial	63,513	36,315	26,377	1,636	188
Other	486	376	—	209	—
Commercial, financial and agricultural	21,765	18,918	15,579	29,652	10,626
Consumer	9,778	9,262	9,429	8,968	4,714
Other	460	371	289	138	261

Total loans	$172,052	133,206	97,299	66,874	27,345

Allowance for possible loan losses	(2,249)	(1,773)	(1,328)	(897)	(360)

Total (net of allowance)	$169,803	$131,433	$95,971	$65,977	$26,985

The following is a presentation of an analysis of maturities of loans as of December 31, 2003:

	Due in 1	Due in 1	Due after
Type of Loan	year or less	to 5 years	5 Years	Total
	($ in thousands)
Commercial, financial and agricultural	$20,813	$42,030	$22,435	$85,278
Real estate-construction	14,564	8,015	1,398	23,977

Total	$35,377	$50,045	$23,833	$109,255

The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2003 (in thousands):

Loans due after 1 year with predetermined interest rates	$36,700
Loans due after 1 year with floating interest rates	$37,178

Asset Quality

The following table presents information regarding nonaccrual, past due and restructured loans at the dates indicated:

     Loans accounted for on a non-accrual basis:

	December 31,
	2003	2002	2001	2000	1999
	($ in thousands)
Number	7	3	11	1	—
Amount	$533	$28	$58	$13	$—
Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:
Number	9	7	6	1	—
Amount	$307	$407	$801	$1	$—
Loans defined as “troubled debt restructurings”
Number	—	—	—	—	—
Amount	$—	$—	$—	$—	$—

As of December 31, 2003, there are no loans classified by management as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

Non performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans. We had nonperforming loans totaling $840,000 at December 31, 2003, compared to $435,000 at December 31, 2002. The nonperforming loans at December 31, 2003 represented 7 loans with the largest a commercial real estate loan where the borrower filed bankruptcy. This loan ($469,000) is secured by three pieces of commercial property. Management believes that we are adequately secured and will not recognize a loss of principal. The remaining loans are small consumer loans. The nonperforming loan total at year-end 2002 consisted of one loan, secured by residential real estate, which was place on non-accrual status during the third quarter of 2002. For the years ended December 31, 2003 and 2002 the accrued interest that would have been collected on non-accrual loans was not material to the financial condition or results of operations of the Company.

Management classifies commercial and commercial real estate loans as non-accrual when principal or interest is past due 90 days or more and the loan is not adequately collateralized and is in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Non-accrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to deterioration in the financial condition of the borrower. However, restructured loans that demonstrate performance under the restructured terms and that yield a market rate of interest may be removed from restructured status in the year following the restructure.

Summary of Loan Loss Experience

An analysis of the Bank’s loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses (in thousands):

	December 31,
	2003	2002	2001	2000	1999
Balance at beginning of period	$1,773	$1,328	$897	$360	$—
Charge-offs:
Commercial, financial and agricultural	—	(55)	(13)	(15)	—
Real Estate-construction	—	—	—	—	—
Real Estate-1 to 4 family residential	(30)	(144)	(35)	—	—
Real Estate-commercial	—	0	(24)	—	—
Consumer and other loans	(130)	(72)	(107)	(45)	(3)

Recoveries:
Commercials, financials and agriculture	2	7	—	—	—
Real Estate-construction	—	—	—	—	—
Real Estate-1 to 4 family residential	1	—	—	—	—
Real Estate-commercial	—	—	—	—	—
Consumer and other loans	19	26	17	1	—

Net Charge-offs	(138)	(238)	(162)	(59)	(3)

Provision for loan losses	614	683	593	596	363
Balance at end of period	$2,249	$1,773	$1,328	$897	$360

Ratio of net charge-offs during the period to average loans outstanding during the period	0.09%	0.2%	0.2%	0.1%	0%

Summary of Loan Loss Experience (Continued)

At December 31, 2003 and 2002 the allowance was allocated as follows (in thousands):

	2003		2002
		Percentage of		Percentage of
		loans in each		loans in each
		category to		category to
	Amount	total loans	Amount	total loans
Commercial, financial and agricultural	$275	13%	$355	14%
Real estate-construction	354	14%	177	22%
Real estate-1 to 4 family residential	604	30%	266	29%
Real estate-commercial	892	37%	354	27%
Consumer and other loans	124	6%	621	8%

Total	$2,249	100%	$1,773	100%

At December 31, 2001 and 2000 the allowance was allocated as follows (in thousands):

	2001		2000
		Percentage of		Percentage of
		loans in each		loans in each
		category to		category to
	Amount	total loans	Amount	total loans
Commercial, financial and agricultural	$265	16%	$179	45%
Real estate-construction	133	19%	90	15%
Real estate-1 to 4 family residential	200	28%	135	24%
Real estate-commercial	265	27%	179	2%
Consumer and other loans	465	10%	314	14%

Total	$1,328	100%	$897	100%

At December 31, 1999 the allowance was allocated as follows (in thousands):

	1999
		Percentage of
		loans in each
		category to
	Amount	total loans
Commercial, financial and agricultural	$72	39%
Real estate-construction	36	19%
Real estate-1 to 4 family residential	54	23%
Real estate-commercial	72	1%
Consumer and other loans	126	18%

Total	$360	100%

Allowance For Loan Losses

In considering the adequacy of the Bank’s allowance for loan losses, management has focused on the fact that as of December 31, 2003, 82% of outstanding loans are secured by real estate. The Bank’s consumer loan portfolio is also well secured, and as such, does not, in management’s opinion involve more than normal credit risk.

Although the Bank’s loan portfolio is concentrated in middle Tennessee, management does not believe this geographic concentration presents an abnormally high risk.

Deposits

The following tables present, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories (in thousands):

	Year Ended December 31,
	2003		2002		2001
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Amount	Paid	Paid	Paid	Paid	Paid
Noninterest-bearing demand deposits	$15,032	Not applicable	$11,328	Not applicable	$8,685	Not applicable
Interest-bearing demand accounts	49,631	1.34%	36,093	1.90%	23,941	2.73%
Savings deposits	6,024	1.13%	4,129	1.74%	2,774	1.37%
Time deposits	94,535	2.85%	73,836	3.75%	62,329	5.94%

The following table indicates amount outstanding of time certificates of deposit of $100,000 or more and respective maturities as of December 31, 2003 (in thousands):

3 months or less	$13,202
3-12 months	22,882
over 12 months	13,811

Total	$49,895

Return on Equity and Assets

Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

	2003	2002	2001
Return on average assets	.67%	.51%	.56%
Return on average equity	10.10%	6.34%	5.62%
Average equity to average assets ratio	6.66%	8.08%	9.97%
Dividend payout ratio	—	—	—

Short-Term Borrowings

The Company has no short-term borrowings.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company, together with the Report of Independent Certified Public Accountants thereon, are included in Exhibit 7 of this Annual Report on Form 10-KSB:

•	Balance Sheets as of December 31, 2003 and 2002

•	Statements of Operations for the two years ended December 31, 2003

•	Statements of Changes in Shareholders’ Equity for the two years ended December 31, 2003

•	Statements of Cash Flows for the two years ended December 31, 2003

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in accountants or disagreements with accountants on accounting or financial disclosure during the Company’s first fiscal year of operation.

ITEM 8A. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15e promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including it Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures wee effective.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information relating to the Directors and Executive Officers of the Company is set forth under the caption “Proposal 1 - Election of Class II Directors” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held April 27, 2004 (the “Proxy Statement”)and is incorporated by reference herein.

The Company has adopted a code of conduct for its senior executive and financial officers (the “Code of Conduct”), a copy of which is available on the Company’s website at www.cfbk.com. The Company will make any legally required disclosures regarding amendments to, or waivers of, provisions of its Code of Conduct on its website at www.cfbk.com.

The information required by this item with respect to the Company’s audit committee and any “audit Committee financial expert” is incorporated herein by reference to the Section entitled “ Proposal 1 – Election of Class II Directors – Meetings and Committees of the Board in the Proxy Statement.

The information required by this item with respect to compliance with Section 16 (a) of the Exchange Act is incorporated herein by reference to the Section entitled “Proposal I – Election of Class II Directors – Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION

Information relating to executive compensation is set forth under the caption “Proposal 1 – Election of Class II Directors – Compensation of Directors” in the 2003 Proxy Statement and under the caption “Proposal 1 – Election of Directors – Executive Compensation and Other Information” in the Proxy Statement, under the caption “Proposal 1 – Election of Directors – Transactions with Management” in the Proxy Statement and under the caption “Proposal 1 - Election of Director – Agreements with Management” in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of the Company’s $5.00 par value Common Stock by certain persons is set forth under the captions “Voting – Principal Stockholders” in the Proxy Statement and “Proposal 1 – Election of Class II Directors – Nominees” in the Proxy Statement. Such information is incorporated herein by reference.

The following table summarizes information concerning Community First Inc. equity compensation plans at December 31, 2003:

Number of Shares
Remaining Available
For Future Issuance
	Number of Shares to		Under Equity
	Be Issued upon	Weighted Average	Compensation Plans
	Exercice of	Exercise Price of	(Excluding Shares
	Outstanding Options	Outstanding Options	Reflected in First
Plan Category	And Warrants	And Warrants	Column)
Equity compensation plans approved by 1999 Stock option plan	151,500	$10.88	10,100
Equity compensation plans not Approved by shareholders	N/A	N/A	N/A

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain transactions between the Company and Directors, executive officers and certain shareholders, and their affiliates, is set forth under the caption “Proposal 1 – Election of Class II Directors – Certain Relationships and Related Transactions” in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description
3.1	Company Charter of Incorporation*

3.2	Company By-laws*

10.1	Form of Management Stock Option Agreement**

10.2	Form of Organizers Stock Option Agreement**

10.3	Form of Employee Stock Option Agreement**

10.4	Amended and Restated Employment Agreement between Mark W. Hines and the Company, dated May 15, 2002**

10.5	Amended and Restated Employment Agreement between Marc R. Lively and the Company, dated May 15, 2002**

10.6	Community First Inc. Stock Option Plan

11.1	Statement re: computation of per share earnings

13.1	Consolidated Financial Statements

23.1	Consent of Independent Auditors

31.1	Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of CFO Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350 – Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 – Sarbanes-Oxley Act of 2002

*Incorporated herein by reference to the exhibit of the Company’s Form 10-QSB for the quarterly period ended September 30, 2002

**Incorporated herein by reference to the like-numbered exhibit to the Company’s 10KSB for the year ended December 31, 2003

(b)	Reports on Form 8-K

The Company filed a current report on Form 8-K under Item 5 on November 5, 2003 to announce the Company’s results of operation for the three months ended September 30, 2003.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Information required by this term is incorporated herein by reference to the section entitled “Independent Public Accountant Information” in the Proxy Statement.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FIRST, INC.

Date: March 29, 2004	By:	/s/ Marc R. Lively

Marc R. Lively
President

	By:	/s/ Dianne Scroggins

Dianne Scroggins
Chief Financial Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 29, 2003.

Signature	Title

/s/ Eslick Ewing Daniel, M.D. Eslick Ewing Daniel, M.D.	Chairman of the Board
/s/ Mark W. Hines Mark W. Hines	Secretary and Director
/s/ Marc R. Lively Marc R. Lively	President and Director
/s/ Dianne Scroggins Dianne Scroggins	Chief Financial Officer
/s/ Fred C. White Fred C. White	Director
/s/ Roger Witherow Roger Witherow	Director

Signature	Title
/s/ Bernard Childress Bernard Childress	Director
/s/ Stephen Walker Stephen Walker	Director
/s/ Henry Woody Henry Woody	Director
/s/ Randy Maxwell Randy Maxwell	Director
/s/ H. Allen Pressnell, Jr. H. Allen Pressnell, Jr.	Director
/s/ James R. Sloan James R. Sloan	Director
/s/ Dinah C. Vire Dinah C. Vire	Director
/s/ Vasant Hari Vasant Hari	Director

EXHIBIT INDEX

Exhibit No.	Description
3.1	Company Charter of Incorporation*

3.2	Company By-laws*

10.1	Form of Management Stock Option Agreement**

10.2	Form of Organizers Stock Option Agreement**

10.3	Form of Employee Stock Option Agreement**

10.4	Amended and Restated Employment Agreement between Mark W. Hines and the Company, dated May 15, 2002**

10.5	Amended and Restated Employment Agreement between Marc R. Lively and the Company, dated May 15, 2002**

10.6	Community First Inc. Stock Option Plan

11.1	Statement re: computation of per share earnings

13.1	Consolidated Financial Statements

23.1	Consent of Independent Auditors

31.1	Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of CFO Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350 – Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 – Sarbanes-Oxley Act of 2002

*Incorporated herein by reference to the exhibit of the Company’s Form 10-QSB for the quarterly period ended September 30, 2002

**Incorporated herein by reference to the like-numbered exhibit to the Company’s 10KSB for the year ended December 31, 2003

(b)	Reports on Form 8-K

The Company filed a current report on Form 8-K under Item 5 on November 5, 2003 to announce the Company’s results of operation for the three months ended September 30, 2003.