Form 10KSB/A
period 2003-12-31
COMMUNITY FIRST INC
filed 2004-04-30
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-KSB/A

Amendment No.1

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

On March 30, 2004, Community First, Inc. filed its Annual Report on Form 10-KSB for its fiscal year ended December 31, 2003 (the “Form 10-KSB”). The Company hereby amends the Form 10-KSB to include paragraph 4(c) of the Section 302 Certification for its Chief Financial Officer, which paragraph was inadvertently omitted from such certification. No other amendments or changes to the Form 10-KSB are made by this Amendment No. 1 to Form 10-KSB.

i

COMMUNITY FIRST, INC.
Annual Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2003

Table of Contents

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

ii

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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits

The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description
3.1	Company Charter of Incorporation*

3.2	Company By-laws*

10.1	Form of Management Stock Option Agreement**

10.2	Form of Organizers Stock Option Agreement**

10.3	Form of Employee Stock Option Agreement**

10.4	Amended and Restated Employment Agreement between Mark W. Hines and the Company, dated May 15, 2002**

10.5	Amended and Restated Employment Agreement between Marc R. Lively and the Company, dated May 15, 2002**

10.6	Community First Inc. Stock Option Plan***

11.1	Statement re: computation of per share earnings***

13.1	Consolidated Financial Statements***

23.1	Consent of Independent Auditors***

31.1	Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of CFO Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350 – Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 – Sarbanes-Oxley Act of 2002

*Incorporated herein by reference to the exhibit of the Company’s Form 10-QSB for the quarterly period ended September 30, 2002

**Incorporated herein by reference to the like-numbered exhibit to the Company’s 10KSB for the year ended December 31, 2003

***Previously filed.

(b)	Reports on Form 8-K

The Company filed a current report on Form 8-K under Item 5 on November 5, 2003 to announce the Company’s results of operation for the three months ended September 30, 2003.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Information required by this term is incorporated herein by reference to the section entitled “Independent Public Accountant Information” in the Proxy Statement.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Amendment No. 1 to Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FIRST, INC.
Date: April 30, 2004	By:	/s/ Marc R. Lively
Marc R. Lively
President

By:	/s/ Dianne Scroggins
Dianne Scroggins
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Company Charter of Incorporation*

3.2	Company By-laws*

10.1	Form of Management Stock Option Agreement**

10.2	Form of Organizers Stock Option Agreement**

10.3	Form of Employee Stock Option Agreement**

10.4	Amended and Restated Employment Agreement between Mark W. Hines and the Company, dated May 15, 2002**

10.5	Amended and Restated Employment Agreement between Marc R. Lively and the Company, dated May 15, 2002**

10.6	Community First Inc. Stock Option Plan***

11.1	Statement re: computation of per share earnings***

13.1	Consolidated Financial Statements***

23.1	Consent of Independent Auditors***

31.1	Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of CFO Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350 – Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 – Sarbanes-Oxley Act of 2002

*Incorporated herein by reference to the exhibit of the Company’s Form 10-QSB for the quarterly period ended September 30, 2002

**Incorporated herein by reference to the like-numbered exhibit to the Company’s 10KSB for the year ended December 31, 2003

***Previously filed.

(b)	Reports on Form 8-K

The Company filed a current report on Form 8-K under Item 5 on November 5, 2003 to announce the Company’s results of operation for the three months ended September 30, 2003.