Form 10QSB
period 2004-03-31
COMMUNITY FIRST INC
filed 2004-05-12
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-49966

COMMUNITY FIRST, INC.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

1,370,574

(Outstanding shares of the issuer’s common stock as of May 11, 2004)

Transitional Small Business Disclosure Format (check one):
Yes [   ] No [X]

COMMUNITY FIRST, INC.

INDEX

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Balance Sheets March 31, 2004 (Unaudited) and December 31, 2003
Statements of Income and Comprehensive Income Three months ended March 31, 2004 and 2003 (Unaudited)
Statements of Cash Flows Three months ended March 31, 2004 and 2003 (Unaudited)
Notes to Condensed Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Controls and Procedures
PART II.	OTHER INFORMATION
SIGNATURES
EXHIBITS
EX-11.0 COMPUTATION OF PER SHARE EARNINGS
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF CFO

Item 1. Financial Statements

Community First, Inc.

Balance Sheets

	(Unaudited)
	March 31,	December 31,
($ amounts in thousands except per share data)	2004	2003
Assets
Cash and due from banks	$4,475	4,741
Federal funds sold	3,991	6,872

Cash and cash equivalents	8,466	11,613
Securities available-for-sale	32,763	29,181
Mortgage loans held for sale	891	1,077
Loans	182,692	172,052
Allowance for loan losses	(2,360)	(2,249)

Loans, net	180,332	169,803

Premises and equipment	3,597	3,640
Federal Home Loan Bank stock	396	392
Accrued interest receivable	917	827
Other assets	947	835

	$228,309	217,368

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$19,233	20,286
Interest-bearing	181,669	174,953

Total deposits	200,902	195,239

Federal Home Loan Bank advances	5,000	5,000
Subordinated debentures	3,000	3,000
Accrued interest payable	550	403
Other liabilities	271	281

Total liabilities	209,723	203,923

Shareholders’ equity:
Common stock, $5 par value. Authorized 1,500,000 shares; issued 1,366,074 shares at March 31, 2004 and 1,154,906 shares at December 31, 2003	6,830	5,775
Additional paid-in-capital	9,469	5,804
Retained earnings	2,246	1,806
Accumulated other comprehensive income	41	60

Total shareholders’ equity	18,586	13,445

	$228,309	217,368

Community First, Inc.

Statements of Income and Comprehensive Income (Unaudited)

	Three Months Ended
	March 31
($ amounts in thousands except earnings per share)	2004	2003
Interest income:
Loans, including fees	$2,646	2,244
Securities-taxable	169	136
Federal funds sold	18	26
Other	1	0

Total interest income	2,834	2,406

Interest expense:
Deposits	883	882
FHLB Advances and federal funds purchased	55	63
Other interest expense	35	37

Total interest expense	973	982

Net interest income	1,861	1,424
Provision for loan losses	138	116

Net interest income after provision for loan losses	1,723	1,308

Noninterest income:
Service charges on deposit accounts	372	175
Mortgage banking activities	102	98
Securities gains	0	0
Credit Life insurance commissions	6	5
Other	37	36

Total other income	517	314

Noninterest expenses:
Salaries and employee benefits	689	592
Occupancy expense	65	84
Directors’ fees	29	20
Other operating expenses	743	637

Total other expenses	1,526	1,333

Income before income taxes	714	289
Income taxes	274	113

Net income	440	176

Other comprehensive income:
Unrealized gains/losses on securities, net	(19)	8

Comprehensive income	$421	184

Earnings per share
Basic	$.35	.15
Diluted	.33	.14

Weighted average shares outstanding
Basic	1,273,296	1,149,818
Diluted	1,333,851	1,221,792

Community First, Inc.

Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31
($ amounts in thousands )	2004	2003
Cash flows from operating activities:
Net income	$440	176
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	182	113
Mortgage loans originated for sale	(4,372)	(8,621)
Proceeds from sale of mortgage loans	4,660	9,953
Gain on sale of loans	(102)	(98)
Provision for loan losses	138	116
FHLB stock dividends	(4)	(4)
Decrease (increase) in accrued income receivable	(90)	21
Increase (decrease) in accrued income payable	147	142
Other, net	(109)	(246)

Net cash from operating activities	890	1,552

Cash flows from investing activities:
Maturities and redemptions of securities available-for-sale	1,000	7,500
Purchases of securities available-for-sale	(5,006)	(15,083)
Principal payments on securities available-for-sale	294	383
Sale of securities available for sale	0	0
Purchase of FHLB stock	0	0
Net increase in loans	(10,667)	(6,088)
Purchases of premises and equipment	(41)	(38)

Net cash from investing activities	(14,420)	(13,326)

Cash flows from financing activities:
Increase in deposits	5,663	12,435
Decrease in federal funds purchased	0	0
Increases in FHLB advances	0	0
Proceeds from issuance of common stock	4,720	20

Net cash from financing activities	10,383	12,455

Net increase in cash	(3,147)	681
Cash and cash equivalents at beginning of period	11,613	14,896

Cash and cash equivalents at end of period	$8,466	15,577

Cash payments for interest	$826	840
Cash payments for income taxes	389	273

COMMUNITY FIRST, INC.

Notes to Financial Statements
March 31, 2004 (Unaudited)

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

A public offering of 180,000 shares of common stock was completed in the first quarter of 2004. The Company intends to use most of the net proceeds of this offering to increase the capital of the Bank.

In the opinion of management, the financial statements contain all adjustments necessary to summarize fairly the financial position of the Company as of March 31, 2004; the results of operations for three months ended March 31, 2004, and cash flows for the three months ended March 31, 2004. The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Company’s December 31, 2003, financial statements. The results for interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

EARNINGS PER SHARE

On June 17, 2003, the Board of Directors declared a two-for-one stock split to shareholders of record on June 30, 2003, payable July 15, 2003, in the form of a 100% stock dividend. All references to common shares and earnings and dividends per share have been restated to reflect the stock split.

COMMUNITY FIRST, INC.
Notes to Financial Statements
March 31, 2004
(Unaudited

ALLOWANCE FOR LOAN LOSS

Transactions in the allowance for loan losses were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2004	March 31, 2003
	(In Thousands)	(In Thousands)
Beginning Balance	$2,249	$1,773
Add (deduct):
Losses charged to allowance*	(38)	(43)
Recoveries credited to allowance	11	6
Provision for loan losses	138	116

Ending Balance	$2,360	$1,852

* $13,000 of charge-offs are related to installments, real estate and other loans in 2004, while $25,000 are related to overdraft courtesy accounts in 2004.

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

COMMUNITY FIRST, INC.
Notes to Financial Statements
March 31, 2004
(Unaudited

STOCK COMPENSATION (continued)

	For Three Months
	Ended March 31,
	2004	2003
Net income as reported	$440	$176
Deduct: Stock-based compensation expense Determined under fair value method	24	25

Pro forma net income	$416	$151

Basic earnings per share as reported	$0.35	$0.15
Pro forma basic earnings per share	$0.33	$0.13
Diluted earnings per share as reported	$0.33	$0.14
Pro forma diluted earnings per share	$0.31	$0.12

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2004	2003
Dividend yield	N/A	0.00%
Expected stock price volatility	N/A	19.40%
Risk-free interest rate	N/A	3.56%
Expected option life (In years)	N/A	7

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2004

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion compares the financial condition of Community First, Inc. (the Company) at March 31, 2004, to December 31, 2003, and the results of operations for the three months ended March 31, 2004 and 2003. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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
AND RESULTS OF OPERATIONS
March 31, 2004

CRITICAL ACCOUNTING POLICIES (continued)

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

FINANCIAL CONDITION

Total assets as of March 31, 2004 increased 5.0%, or $10,941,000, to $228,309,000, compared with $217,368,000 at December 31, 2003. The primary reason for the increase in total assets was strong loan demand, which resulted in significant loan growth in first quarter 2004. The increase in total assets was funded primarily by the Company’s continuing growth of new deposit accounts and proceeds from stock sold during the first quarter. Cash and cash equivalents decreased $3,147,000 to $8,466,000 at March 31, 2004 from $11,613,000 at December 31, 2003.

Total loans at March 31, 2004, were $180,332,000, compared to $172,052,000 at December 31, 2003, an increase of $10,640,000. Most of the net loan growth in the first quarter of 2004 was in loans secured by 1-4 family residential real estate and commercial loans and real estate construction loans. Loans secured by 1-4 family real estate increased $3,090,000, while commercial, financial, agriculture loans increased $4,600,000 and real estate construction loans increased $3,478,000. As of March 31, 2004, $63,930,000 or 35% of total loans were commercial loans secured by real estate.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2004

FINANCIAL CONDITION (continued)

Loans secured by 1-4 family residential real estate were $54,272,000 or 30% of total loans. Commercial, financial and agriculture loans were $26,365,000 or 14% of total loans. Construction loans secured by real estate were $27,455,000 or 15.0% of total loans and consumer loans were $9,633,000 or 5% of total loans. Other loans totaled $1,037,000 or 1% of total loans.

There were $891,000 in mortgage loans held for sale at March 31, 2004, compared with $1,077,000 at December 31, 2003. The Company opened a loan production office in Williamson County in the third quarter of 2003 that the Company believes will increase the Bank’s origination of mortgage loans for sale in the secondary market.

Management anticipates that loan demand will continue to be strong, especially in commercial loans. The loan-to-deposit ratio (including mortgage loans held for sale as of March 31, 2004) was 91.4%, compared to 88.7% at December 31, 2003, and the loan-to-assets ratio (including mortgage loans held for sale) was 80.4% at March 31, 2004, compared to 79.7% at December 31, 2003. Management anticipates that the loan-to-deposit ratio for the remainder of 2004 will remain in the range of approximately 85%-95% and the loan-to-assets ratio will be between 75%-85%.

Of the total loans in the portfolio at March 31, 2004, approximately $96,725,000, or 52.9%, are at a variable rate of interest, and $85,967,000, or 47.1%, are fixed rate. Of the total loans, $97,158,000, or 52.9%, mature or are able to be repriced within twelve months. Only $8,063,000 of the Bank’s total loans mature or reprice in more than five years.

As of March 31, 2004, securities increased $3,582,000 to $32,763,000, compared with $29,181,000 on December 31, 2003. The Company owned $24,246,000 of U.S. government agency securities and $5,678,000 of fixed-rate mortgage-backed securities in its available-for-sale securities portfolio at March 31, 2004. Other debt securities owned were $2,451,000. As of March 31, 2004, the maturity dates of the security portfolio ranged from April 2004 to August 2033.

Total deposits were $200,902,000 at March 31, 2004, compared to $195,239,000 at December 31, 2003. At the end of the first of quarter of 2004, $19,233,000, or 9.6% of the Bank’s total deposits were in noninterest-bearing demand accounts. Interest bearing demand accounts were $59,651,000 or 29.7% of total deposits at the same date. Interest-bearing demand accounts increased $3,436,000 in the first quarter of 2004, which was caused mainly by the relatively small difference between the Bank’s certificates of deposit and money market rates. As a result of this small difference, customers often chose to maintain flexibility and leave the funds in money market accounts rather than certificates of deposit. Savings accounts total $8,166,000 or 4.0% of total deposits. The majority of the deposits continue to be in time deposits. Time deposits (certificate of deposits and IRAs) total $113,852,000, or 56.7% of total deposits. Time deposits greater than $100,000 were $55,401,000 and time deposits less than $100,000 were $58,451,000 at the end of the first quarter of 2004. Time deposits less than $100,000 decreased by $3,891,000 from December 31, 2003. The decrease in time deposits less than $100,000 was from national market time deposits. At March 31, 2004, national market time deposits totaled $22,917,000, with a weighted average rate of 2.20%. The variable rate time deposit interest rate can change one time over the term of the deposit. Total variable rate time deposits were

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2004

FINANCIAL CONDITION (continued)

$20,605,000 at March 31, 2004 with a weighted average rate of 3.37%, compared to $20,185,000 at December 31, 2003 with a weighted average rate of 3.49%. Time deposits maturing within one year were $85,676,000 or 75.2% of total time deposits at March 31, 2004. The weighted average cost of all deposit accounts was 1.76% in first quarter 2004. The weighted average rate on time deposits was 2.45%. Management expects to seek short-term time deposit funding to match variable rate loans. The Bank has increased its marketing efforts to increase its core deposit growth. The Bank has introduced a free checking account product, and has expanded into Williamson County to access lower cost business accounts. The Company believes that these efforts, if successful, will reduce interest rate risk and allow the Bank to take advantage of historically low interest rates on deposits.

As of March 31, 2004 and December 31, 2003, the Company had borrowed $5,000,000 from the Federal Home Loan Bank. At March 31, 2004, the weighted average rate of these advances was 4.40%, and the weighted average remaining maturity was 14.9 months. These borrowings are secured by a portion of the loan portfolio that is secured by 1-4 family residential properties.

Total shareholders’ equity increased $5,141,000, to $18,586,000 at March 31, 2004, from $13,445,000 at December 31, 2003. This increase was due to the Company’s net income of $440,000 for the first quarter of 2004, and the stock offering of 176,000 shares of common stock for net offerings proceeds of $4,348,000, the issuance of 35,168 shares of common stock under the stock option plan for $352,000 and a tax benefit on non qualified stock options of $20,000. Also, there was a decrease in the fair value of available-for-sale securities, net of tax, of $19,000

RESULTS OF OPERATIONS

For the first quarter of 2004, consolidated net income was $440,000, compared to $176,000 for the same period in 2003. The consolidated income before income taxes for first quarter of 2004 was $714,000, compared to $289,000 for the same period in 2003. Income before taxes for the first quarter of 2004 increased to $425,000 or 147% compared to the first quarter of 2003. The increase in pretax income in first quarter 2004 was primarily due to Bank’s overall asset growth, specifically loan growth and the associated interest income as well as service charge income. Basic income and diluted income per common share for the first three months of 2004 was $.35 and $.33, compared to $.15 and $.14 for the first three months of 2003. No dividends were paid the first quarter of 2004 or 2003.

Net interest income after the provision for loan losses for the first three months of 2004 was $1,723,000 compared to $1,308,000 the first three months of 2003. The increase of $415,000 was due primarily to continued growth in the Bank’s loan portfolio, which was funded primarily by deposit growth.

The Bank’s net interest margin for the first three months of 2004 and 2003 was 3.42%. As of first quarter 2004, 52.9% of our loan portfolio is variable rate loans.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2004

RESULTS OF OPERATIONS (continued)

For the first three months of 2004, the yield on interest earning assets, including loan fees, decreased to 5.21%, compared to 5.77% for the same period in 2003. The cost of interest bearing account funds has followed the same trend, decreasing to 1.96% for the first quarter 2004, down from 2.52% for the same period in 2003. The decrease in interest expense in 2004 was due to decreases in the overall interest rates.

Interest expenses totaled $973,000 in the first three months of 2004, compared to $982,000 in the same period of 2003. Interest and fee income on loans for the first three months of 2004 was $2,646,000, an increase of $402,000 or 17.9% compared to the first three months of 2003. Interest income from securities and short-term funds increased to $187,000 in the first three months of 2004, from $162,000 in the same period in 2003. The increase in interest income is due to higher average balances on loans, securities and short-term funds in 2004 compared to 2003.

In the first three months of 2004, the Bank recorded a provision for loan loss of $138,000 compared to $116,000 for the same period in 2003. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of other similar community financial institutions which management believes are representative of the probable loss experience of the Bank. Other factors considered by management include the composition of the loan portfolio, economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. Management chose to maintain the percentage of its allowance to total loans at March 31, 2004 of 1.29% due to the uncertain economic conditions. The net charge-offs for the first three months of 2004 were $38,000, compared to $43,000 in the first three months of 2003. Of the $38,000 charged off in 2004, $25,000 was related to the Bank’s new overdraft courtesy account, which did not began until the last half of 2003.

At March 31, 2004, the Bank had 8 loans totaling $543,000 in nonaccrual status compared to 7 loans totaling $66,000 on March 31, 2003. One nonaccrual loan with a balance of $465,592 at March 31, 2004 is in the process of foreclosure and no loss is expected. The Bank had $441,000 loans more than 90 days delinquent on March 31, 2004 compared to $307,000 as of December 31, 2003. In the first three months of 2004, $38,000 was charged off and $18,000 was recovered on loans previously charged off. Management believes the allowance for loan losses at March 31, 2004, is adequate to absorb probable losses in the loan portfolio.

Total noninterest income for the first three months of 2004 was $517,000, up from $314,000 for the same period in 2003. The Bank originates and sells long-term fixed rate mortgages and the related servicing. Mortgage loans originated and sold generated $102,000 of gains for the three months ended March 31, 2004. The other large component of non-interest income are service charges on deposit accounts which totaled $372,000 for the first quarter of 2004, an increase of 112% over the same period in 2003. The increase resulted from continued growth within the market and a new overdraft courtesy product.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2004

RESULTS OF OPERATIONS (continued)

Other noninterest income includes credit life insurance commissions, safe deposit box rent, ATM income, check printing income, and customer fee income.

Noninterest expenses were $1,526,000 for the first three months of 2004, compared with $1,333,000 for the same period of 2003. During 2004 and 2003, noninterest expenses have increased as the Bank has grown. The growth in noninterest expenses throughout 2003 and in the first three months of 2004 is attributable primarily to salaries and other operating expenses associated with growth of the Bank, including data processing, legal and accounting expenses. Salaries and employee benefits increased $97,000 or 16.4% for the three months ended March 31, 2004 compared with the same period in 2003. Data processing expense increased 17.1% compared with the same period in 2003. Management expects that noninterest expenses will continue to increase moderately during 2004 in conjunction with the growth of the Bank, but should continue to decline as a percentage of average assets as the Bank continues to experience operating efficiencies as its growth continues.

OFF-BALANCE SHEET ACTIVITIES

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2004 compared to December 31, 2003.

	March 31, 2004		December 31, 2003
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$2,184	$25,986	$3,321	$18,504
Letters of credit	2,291	—	2,277	—

These commitments are generally made for periods of one year or less. The fixed rate loan commitments have interest rates ranging from 3.75% to 8.50%

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2004

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the Statement of Cash Flows, the Company’s main source of cash flow is from receiving deposits from its customers, sell of company stock, and to a lesser extent, repayment of loan principal and interest income on loans and investments.

The primary uses of cash are lending to the Company’s borrowers, and investing in securities and short-term interest-earning assets. In the first three months of 2004, loan demand kept pace with local deposit growth. Other potential sources of liquidity include the sale of available-for-sale securities from the Bank’s securities portfolio, the sale of loans, Federal Home Loan Bank advances, or the purchase of federal funds, or repurchase agreements.

At March 31, 2004 and December 31, 2003, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

			Minimum to
	March 31,	December 31,	be considered
	2004	2003	well-capitalized
Tier 1 “core” capital to risk-weighted assets
Community First Bank & Trust	11.20%	9.59%	6.00%
Community First, Inc.	11.58%	9.70%	6.00%
Total capital to risk-weighted assets
Community First Bank & Trust	12.45%	10.84%	10.00%
Community First, Inc.	12.83%	10.95%	10.00%
Tier 1 leverage ratio
Community First Bank & Trust	9.25%	7.73%	5.00%
Community First, Inc.	9.54%	7.81%	5.00%

As discussed above, total shareholders’ equity increased $5,141,000, to $18,586,000 at March 31, 2004, from $13,445,000 at December 31, 2003. This increase was due to the Company’s net income of $440,000 for the first quarter of 2004, the stock offering of 176,000 shares of common stock for net offering proceeds of $4,348,000, the issuance of 35,168 shares of common stock under the stock option plan for $352,000 and a tax benefit on non qualified stock options of $20,000. Also, there was a decrease in the fair value of available-for-sale securities, net of tax, of $19,000.

In January 2004, the Company sold 180,000 shares of common stock in a public offering for net proceeds of $4,348,000. Proceeds from 4,000 shares were collected subsequent to March 31, 2004. The Company intends to use most of the net proceeds of this offering to increase capital of the Bank. By increasing the capital the Company can continue to grow its operations in its local

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2004

LIQUIDITY AND CAPITAL RESOURCES (continued)

market and expand into Williamson County and build an operation center.

INTEREST RATE SENSITIVITY

Management uses a gap simulation model that takes cash flows into consideration. These include mortgage backed securities, loan prepayments, and it also takes into effect expected calls on securities. Non-maturing balances such as money markets, savings, and now accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing the Bank’s pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis used the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest bearing deposits that are actually repriceable within a year. Our cumulative one year gap position at March 31, 2004 was 10.27% of total assets. Our policy states that our one-year cumulative gap should not exceed 20% of total assets.

As of March 31, 2004, approximately $149,137,000 of $220,154,000 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $128,689,000 or 70% of total loans. The Bank has $5,040,000 loans maturing or repricing after five years. As of March 31, 2003, the Bank has approximately $220,154,000 of earning assets and $85,676,000 in time deposits maturing or repricing within one year.

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

To truly evaluate the impact of rate change on income, the rate shock simulation of interest income is the best technique because variables are changed for the various rate conditions. Each category of earning assets and liabilities interest change is calculated as rates ramp up and down. In addition the prepayment speeds and repricing speeds are changed. Rate shock is a method for stress testing the net interest margin over the next 4 quarters under several rate change levels. These levels span four 100 bp increments up and down from the current interest rate. Our policy guideline is that net interest income maximum percentage change cannot exceed plus or minus 10% on 100 bp change and 15% on 200 bp change. The following illustrates the effects on net interest income of shifts in market interest rates from the rate shock simulation model.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2004

INTEREST RATE SENSITIVITY (continued)

	March 31, 2004
Basis Point Change	+200 bp	+100 bp	-100 bp	-200 bp

Increase (decrease in net interest income)	3.35%	1.71%	(3.29%)	(6.64%)

Our Economic Value of Equity simulation measures our long-term interest rate risk. The economic value is the difference between the market value of the assets and the liabilities and, technically, it is the liquidation of the Bank. The technique is to apply rates changes and compute the value. The slope of the change between shock levels is a measure of the volatility of value risk. The slope is called duration. The greater the slope, the greater the impact or rate change on the Bank’s long-term performance. Our policy guideline is that the maximum percentage change on economic value of equity cannot exceed plus or minus 10% on 100 bp change and 20% on 200 bp change. The following illustrates our equity at risk in the economic value of equity model.

	March 31, 2004
Basis Point Change	+200 bp	+100 bp	-100 bp	-200 bp

Increase (decrease in equity at risk)	(3.92%)	(2.03%)	1.79%	3.39%

One of management’s objectives in managing the Bank’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities. Short term interest rates have decreased 550 basis points from 2001 to 2004. Management believes that interest rates are at or near their low point.

ITEM 3. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures, as defined in Rule 13a-15e promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by it in the reports that if files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including it Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

PART II. OTHER INFORMATION

COMMUNITY FIRST, INC.

Item 1 –	Legal Proceedings	Not applicable

Item 2 –	Changes in Securities and Small Business Issuers Purchases of Equity Securities	Not applicable

Item 3 –	Defaults Upon Senior Securities	Not applicable

Item 4 –	Submission of Matters to a Vote of Security Holders	Not applicable

Item 5 –	Other Information	Not applicable

Item 6 -	Exhibits and Reports on Form 8-K

a.	Exhibits

Exhibit
Number	Description
11.0	Statement re: Computations of per share earnings

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350-Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350-Sarbanes Oxley Act of 2002

b.	Reports on Form 8-K

The Company filed a current report on Form 8-K under Item 5, Other Events on January 5, 2004 announcing the Company’s offering of its common stock.

On February 23, 2004, the Company filed Form 8-K under Item 5, Other Events, announcing the Company’s results for the fiscal year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community First, Inc.
(Registrant)

May 11, 2004	/s/ Marc R. Lively
(Date)	Marc R. Lively, Chief Executive Officer

May 11, 2004	/s/ Dianne Scroggins
(Date)
Dianne Scroggins,
Chief Financial Officer