Form 10QSB
period 2004-06-30
COMMUNITY FIRST INC
filed 2004-08-16
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

1,415,082

(Outstanding shares of the issuer’s common stock as of August 6, 2004)

Transitional Small Business Disclosure Format (check one):
Yes ☐       No ☒

COMMUNITY FIRST, INC.

INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
Balance Sheets
June 30, 2004 (Unaudited) and December 31, 2003
Statements of Income and Comprehensive Income
Three months ended June 30, 2004 and 2003 (Unaudited)
Six months ended June 30, 2004 and 2003 (Unaudited)
Statements of Cash Flows
Six months ended June 30, 2004 and 2003 (Unaudited)
Notes to Financial Statements (Unaudited)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3. Controls and Procedures
PART II. OTHER INFORMATION
SIGNATURES
EXHIBITS
EX-11.0 STATEMENT RE COMPUTATION OF EARNINGS
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATION OF THE CFO

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Community First, Inc.

Balance Sheets
(Unaudited)

	June 30,	December 31,
	2004	2003
	($ amounts in thousands
	except share data)
Assets
Cash and due from banks	$5,571	4,741
Federal funds sold	9,787	6,872

Cash and cash equivalents	15,358	11,613
Securities available-for-sale	31,494	29,181
Mortgage loans held for sale	282	1,077
Loans	192,692	172,052
Allowance for loan losses	(2,463)	(2,249)

Loans, net	190,229	169,803

Premises and equipment	3,696	3,640
Federal Home Loan Bank stock	486	392
Accrued interest receivable	911	827
Other assets	1,376	835

	$243,832	217,368

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$21,259	20,286
Interest-bearing	191,693	174,953

Total deposits	212,952	195,239

Federal Home Loan Bank advances	8,000	5,000
Subordinated debentures	3,000	3,000
Accrued interest payable	637	403
Other liabilities	202	281

Total liabilities	224,791	203,923

Shareholders’ equity:
Common stock, $5 par value. Authorized 1,500,000 shares; issued 1,370,574 shares at June 30, 2004 and 1,154,906 shares at December 31, 2003	6,853	5,775
Additional paid-in-capital	9,556	5,804
Retained earnings	2,723	1,806
Accumulated other comprehensive income (loss)	(91)	60

Total shareholders’ equity	19,041	13,445

	$243,832	217,368

Community First, Inc.

Statements of Income and Comprehensive Income
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30		June 30
	2004	2003	2004	2003
	($ amounts in thousands except earnings per share)
Interest income:
Loans, including fees	$5,439	4,489	2,793	2,245
Securities-taxable	334	282	165	146
Federal funds sold	29	44	11	18
Other	2	9	1	9

Total interest income	5,804	4,824	2,970	2,418

Interest expense:
Deposits	1,769	1,744	886	862
FHLB Advances and federal funds purchased	119	127	64	64
Other	70	73	35	36

Total interest expense	1,958	1,944	985	962

Net interest income	3,846	2,880	1,985	1,456
Provision for loan losses	342	172	204	56

Net interest income after provision for loan losses	3,504	2,708	1,781	1,400

Noninterest income:
Service charges on deposit accounts	774	392	402	217
Mortgage banking activities	218	312	116	214
Other	86	94	43	53

Total other income	1,078	798	561	484

Noninterest expenses:
Salaries and employee benefits	1,361	1,212	672	620
Occupancy expense	138	153	73	69
Other	1,594	1,340	822	683

Total other expenses	3,093	2,705	1,567	1,372

Income before income taxes	1,489	801	775	512
Income taxes	572	316	298	203

Net income	917	485	477	309

Other comprehensive income:
Unrealized gains (losses) on securities, net	(151)	(14)	(132)	(22)

Comprehensive income	$766	471	345	287

Earnings per share
Basic	$.69	.42	.35	.27
Diluted	.66	.40	.33	.25

Weighted average shares outstanding
Basic	1,320,501	1,150,362	1,369,635	1,150,906
Diluted	1,382,968	1,223,750	1,434,013	1,225,708

Community First, Inc.

Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30
	2004	2003
	($ amounts in thousands)
Cash flows from operating activities:
Net income	$917	485
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	350	247
Mortgage loans originated for sale	(9,385)	(17,629)
Proceeds from sale of mortgage loans	10,398	19,210
Gain on sale of loans	(218)	(312)
Provision for loan losses	342	172
FHLB stock dividends	(94)	(24)
Decrease (increase) in accrued income receivable	(84)	(30)
Increase (decrease) in accrued income payable	234	167
Other, net	(115)	(316)

Net cash from operating activities	2,345	1,970

Cash flows from investing activities:
Maturities and redemptions of securities available-for-sale	8,000	16,500
Purchases of securities available-for-sale	(11,518)	(24,338)
Principal payments on securities available-for-sale	781	809
Net increase in loans	(21,180)	(6,699)
Purchases of premises and equipment	(226)	(63)

Net cash from investing activities	(24,143)	(13,791)

Cash flows from financing activities:
Increase in deposits	17,713	5,378
Increases in FHLB advances	3,000	0
Proceeds from issuance of common stock	4,830	20

Net cash from financing activities	25,543	5,398

Net increase in cash	3,745	(6,423)
Cash and cash equivalents at beginning of period	11,613	14,896

Cash and cash equivalents at end of period	$15,358	8,473

Cash payments for interest	$1,724	1,777
Cash payments for income taxes	699	634

COMMUNITY FIRST, INC.

Notes to Financial Statements
June 30, 2004
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

A public offering of 180,000 shares of common stock was completed in the first quarter of 2004. The Company used most of the net proceeds of this offering to increase the capital of the Bank.

In the opinion of management, the financial statements contain all adjustments necessary to summarize fairly the financial position of the Company as of June 30, 2004; the results of operations for six months ended June 30, 2004, and cash flows for the six months ended June 30, 2004. The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Company’s December 31, 2003, financial statements. The results for interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

EARNINGS PER SHARE

On June 17, 2003, the Board of Directors declared a two-for-one stock split to shareholders of record on June 30, 2003, payable July 15, 2003, in the form of a 100% stock dividend. All references to common shares and earnings and dividends per share have been restated to reflect the stock split.

COMMUNITY FIRST, INC.
Notes to Financial Statements
June 30, 2004
(Unaudited)

ALLOWANCE FOR LOAN LOSS

Transactions in the allowance for loan losses were as follows:

	Six Months	Six Months
	Ended	Ended
	June 30, 2004	June 30, 2003
	(In Thousands)	(In Thousands)
Beginning Balance	$2,249	$1,773
Add (deduct):
Losses charged to allowance*	(144)	(53)
Recoveries credited to allowance	16	15
Provision for loan losses	342	172

Ending Balance	$2,463	$1,907

*	$99,000 of charge-offs are related to installments, real estate and commercial loans in 2004, while $45,000 are related to overdraft courtesy accounts in 2004.

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

COMMUNITY FIRST, INC.
Notes to Financial Statements
June 30, 2004
(Unaudited)

STOCK COMPENSATION (continued)

	For Six Months
	Ended June 30,
	2004	2003
Net income as reported	$917	$485
Deduct: Stock-based compensation expense Determined under fair value method	49	51

Pro forma net income	$868	$434

Basic earnings per share as reported	$0.69	$0.42
Pro forma basic earnings per share	$0.66	$0.38
Diluted earnings per share as reported	$0.66	$0.40
Pro forma diluted earnings per share	$0.63	$0.35

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2004	2003
Dividend yield	0.00%	0.00%
Expected stock price volatility	13.50%	19.40%
Risk-free interest rate	3.43%	3.56%
Expected option life (In years)	7	7

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2004

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion compares the financial condition of Community First, Inc. (the Company) at June 30, 2004, to December 31, 2003, and the results of operations for the six months ended June 30, 2004 and 2003. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” “should,” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, the interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

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

Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan Losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2004

CRITICAL ACCOUNTING POLICIES (continued)

repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

FINANCIAL CONDITION

Total assets as of June 30, 2004 increased 12.0%, or $24,464,000, to $243,832,000, compared with $217,368,000 at December 31, 2003. The primary reason for the increase in total assets was strong loan demand, which resulted in significant loan growth in the first half of 2004. The increase in total assets was funded primarily by the Company’s continuing growth of new deposit accounts and proceeds from stock sold during the first quarter. Cash and cash equivalents increased $3,745,000 to $15,358,000 at June 30, 2004 from $11,613,000 at December 31, 2003.

Total loans at June 30, 2004, were $192,692,000, compared to $172,052,000 at December 31, 2003, an increase of $20,640,000. Most of the net loan growth in the first half of 2004 was in loans secured by 1-4 family residential real estate, real estate construction loans and commercial, financial, agriculture loans. Loans secured by 1-4 family real estate increased $9,830,000, while commercial, financial, agriculture loans increased $4,378,000 and real estate construction loans increased $3,723,000. As of June 30, 2004, $66,204,000 or 34% of total loans were commercial loans secured by real estate.

Loans secured by 1-4 family residential real estate were $61,621,000 or 32% of total loans. Commercial, financial and agriculture loans were $26,143,000 or 14% of total loans. Construction loans secured by real estate were $27,700,000 or 14% of total loans and consumer loans were $10,020,000 or 5% of total loans. Other loans totaled $1,004,000 or 1% of total loans. There were $282,000 in mortgage loans held for sale at June 30, 2004, compared with $1,077,000 at December 31, 2003.

Management anticipates that loan demand will continue to be strong, especially in commercial loans during the remainder of 2004 but believes that mortgage loan origination will continue to slow as mortgage interest rates stabilize or rise. The loan-to-deposit ratio (including mortgage loans held for sale as of June 30, 2004) was 90.6%, compared to 88.7% at December 31, 2003, and the loan-to-assets ratio (including mortgage loans held for sale) was 79.1% at June 30, 2004, compared to 79.7% at December 31, 2003. Management anticipates that the loan-to-deposit ratio for the remainder of 2004 will remain in the range of approximately 85%-95% and the loan-to-assets ratio will be between 75%-85%.

Of the total loans in the portfolio at June 30, 2004, approximately $100,262,000, or 52%, are at a variable rate of interest, and $92,430,000, or 48%, are fixed rate. Of the total loans, $99,266,000, or 51.4%, mature or are able to be repriced within twelve months. Only $10,055,000 of the Bank’s total loans mature or reprice in more than five years.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2004

FINANCIAL CONDITION (continued)

As of June 30, 2004, securities increased $2,313,000 to $31,494,000, compared with $29,181,000 on December 31, 2003. The Company owned $21,004,000 of U.S. government agency securities and $5,107,000 of fixed-rate mortgage-backed securities in its available-for-sale securities portfolio at June 30, 2004. Tax free municipal securities owned were $2,158,000 and other debt securities were $2,999,000. The Company owned $226,000 in other equity securities. As of June 30, 2004, the maturity dates of the security portfolio ranged from July 2004 to June 2034.

Total deposits were $212,952,000 at June 30, 2004, compared to $195,239,000 at December 31, 2003. At June 30, 2004, $21,259,000, or 10.0% of the Bank’s total deposits were in noninterest-bearing demand accounts. Interest bearing demand accounts were $58,435,000 or 27.4% of total deposits at the same date. Interest-bearing demand accounts increased $2,220,000 in the first half of 2004, which was caused mainly by the relatively small difference between the Bank’s certificates of deposit and money market rates. As a result of this small difference, customers often chose to maintain flexibility and leave the funds in money market accounts rather than certificates of deposit. Savings accounts total $8,318,000 or 3.9% of total deposits. The majority of the deposits continue to be in time deposits. Time deposits (certificate of deposits and IRAs) total $124,940,000, or 58.7% of total deposits. Time deposits greater than $100,000 were $55,482,000 and time deposits less than $100,000 were $69,458,000 at the end of the second quarter of 2004. Time deposits less than $100,000 increased by $7,116,000 from December 31, 2003. The increase in time deposits less than $100,000 was from national market time deposits. At June 30, 2004, national market time deposits totaled $32,435,000, with a weighted average rate of 2.32%. The variable rate time deposit interest rate can change one time over the term of the deposit. Total variable rate time deposits were $18,483,000 at June 30, 2004 with a weighted average rate of 3.42%, compared to $20,185,000 at December 31, 2003 with a weighted average rate of 3.49%. Time deposits maturing within one year were $95,503,000 or 76.4% of total time deposits at June 30, 2004. The weighted average cost of all deposit accounts was 1.76% in the first half of 2004. The weighted average rate on time deposits was 2.45%. Management expects to seek short-term time deposit funding to match variable rate loans. The Bank has increased its marketing efforts to increase its core deposit growth. The Bank has introduced a free checking account product, and has expanded into Williamson County to access lower cost business accounts. The Company believes that these efforts, if successful, will reduce interest rate risk and allow the Bank to take advantage of historically low interest rates on deposits.

As of June 30, 2004 and December 31, 2003, the Company had borrowed $8,000,000 from the Federal Home Loan Bank and had $37,847,000 available for future borrowings. At June 30, 2004, the weighted average rate of these advances was 3.85%, and the weighted average remaining maturity was 17.3 months. These borrowings are secured by a portion of the loan portfolio that is secured by 1-4 family residential properties.

Total shareholders’ equity increased $5,596,000, to $19,041,000 at June 30, 2004, from $13,445,000 at December 31, 2003. This increase was due to the Company’s net income of $917,000 for the first half of 2004, and the stock offering of 180,000 shares of common stock for net offerings proceeds of $4,448,000, the issuance of 35,668 shares of common stock under the stock option plan for $361,000 and a tax benefit on non-qualified stock options of $21,000 which increases were offset by a decrease in the fair value of available-for-sale securities, net of tax, of $151,000.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2004

RESULTS OF OPERATIONS

For the first six months of 2004, consolidated net income was $917,000, compared to $485,000 for the same period in 2003. The consolidated income before income taxes for the six months ended June 30, 2004 was $1,489,000, compared to $801,000 for the same period in 2003. Income before taxes for the first six months of 2004 increased to $688,000 or 85.9% compared to the same period in 2003. The increase in pretax income during the first six months of 2004 was primarily due to Bank’s overall asset growth, specifically loan growth and the associated interest income as well as service charge income. Basic income and diluted income per common share for the first six months of 2004 was $.69 and $.66, compared to $.42 and $.40 for the first six months of 2003 and $.35 and $.33 for the three months ended June 30, 2004, compared to $.27 and $.25 for the same period in 2003. No dividends were paid during the second quarter of 2004 or 2003.

Net interest income after the provision for loan losses for the first six months of 2004 was $3,504,000 compared to $2,708,000 the first six months of 2003. The increase of $796,000 was due primarily to continued growth in the Bank’s loan portfolio, which was funded primarily by deposit growth.

The Bank’s net interest margin for the first six months of 2004 and 2003 was 3.49%. As of the second quarter 2004, 52% of our loan portfolio is variable rate loans. In the first six months of 2004, the yield on interest earning assets, including loan fees, decreased to 5.27%, compared to 5.66% for the same period in 2003. The cost of interest bearing account funds has followed the same trend, decreasing to 1.96% for the first six months of 2004, down from 2.46% for the same period in 2003.

Interest expenses totaled $1,958,000 in the first six months of 2004, compared to $1,944,000 in the same period of 2003. Interest and fee income on loans for the first six months of 2004 was $5,439,000, an increase of $950,000 or 21.2% compared to the first six months of 2003. Interest income from securities and short-term funds increased to $363,000 in the first six months of 2004, from $326,000 in the same period in 2003. The increase in interest income is due to higher average balances on loans, securities and short-term funds in 2004 compared to 2003 offset by lower interest rates for the same periods.

In the first six months of 2004, the Bank recorded a provision for loan loss of $342,000 compared to $172,000 for the same period in 2003. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of other similar community financial institutions which management believes are representative of the probable loss experience of the Bank. Other factors considered by management include the composition of the loan portfolio, economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. Management chose to maintain the percentage of its allowance to total loans at June 30, 2004 of 1.28%. The increase in the provision resulted primarily from the increase in loan balances. The net charge-offs for the first six months of 2004 were $144,000, compared to $53,000 in the first six months of 2003. Of the $144,000 charged off in 2004, $45,000 was related to the Bank’s new overdraft courtesy account, which did not began until the last half of 2003.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2004

RESULTS OF OPERATIONS (continued)

At June 30, 2004, the Bank had 7 loans totaling $84,000 in nonaccrual status compared to 9 loans totaling $546,000 on June 30, 2003. The Bank had $22,000 loans more than 90 days delinquent on June 30, 2004 compared to $307,000 as of December 31, 2003. In the first six months of 2004, $144,000 was charged off and $16,000 was recovered on loans previously charged off. Management believes the allowance for loan losses at June 30, 2004, is adequate to absorb probable losses in the loan portfolio.

Total noninterest income for the first six months of 2004 was $1,078,000, up from $798,000 for the same period in 2003. The Bank originates and sells long-term fixed rate mortgages and the related servicing. Mortgage loans originated and sold generated $218,000 of gains for the six months ended June 30, 2004 as compared to $312,000 for the same period in 2003, which amounts were negatively impacted in 2004 by the slowing mortgage refinancing environment. The other large component of non-interest income are service charges on deposit accounts which totaled $774,000 for the first half of 2004, an increase of 97.4% over the same period in 2003. The increase resulted from continued growth within the market and a new overdraft courtesy product. The overdraft courtesy product generated for the first six months of 2004 $575,000, compared to $201,000 for the same period in 2003. Other noninterest income includes credit life insurance commissions, safe deposit box rent, ATM income, check printing income, and customer fee income.

Noninterest expenses were $3,093,000 for the first six months of 2004, compared with $2,705,000 for the same period of 2003. During 2004 and 2003, noninterest expenses have increased as the Bank has grown. The growth in noninterest expenses throughout 2003 and in the first six months of 2004 is attributable primarily to salaries and other operating expenses associated with growth of the Bank, including data processing, legal and accounting expenses. Salaries and employee benefits increased $149,000 or 12.3% for the six months ended June 30, 2004 compared with the same period in 2003. Data processing expense increased 7.5% compared with the same period in 2003. Management expects that noninterest expenses will continue to increase moderately during 2004 in conjunction with the growth of the Bank, but should continue to decline as a percentage of average assets as the Bank continues to experience operating efficiencies as its growth continues.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2004

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

The contractual amount of financial instruments with off-balance sheet risk was as follows at June 30, 2004 compared to December 31, 2003.

	June 30, 2004		December 31, 2003
	Fixed Rate	Variable Rate	FixedRate	Variable Rate
Commitments to extend credit	$5,092	$27,899	$3,321	$18,504
Letters of credit	2,928	—	2,277	—

These commitments are generally made for periods of one year or less. The fixed rate loan commitments have interest rates ranging from 3.75% to 8.50%.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2004

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the Statement of Cash Flows, the Company’s main source of cash flow is from receiving deposits from its customers, sales of company stock, and to a lesser extent, repayment of loan principal and interest income on loans and investments.

The primary uses of cash are lending to the Company’s borrowers, and investing in securities and short-term interest-earning assets. In the first six months of 2004, loan demand kept pace with local deposit growth. Other potential sources of liquidity include the sale of available-for-sale securities from the Bank’s securities portfolio, the sale of loans, Federal Home Loan Bank advances, or the purchase of federal funds, or repurchase agreements.

At June 30, 2004 and December 31, 2003, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

			Minimum to be
	June 30,	December 31,	considered
	2004	2003	well-capitalized
Tier 1 “core” capital to risk-weighted assets
Community First Bank & Trust	10.67%	9.59%	6.00%
Community First, Inc.	11.05%	9.70%	6.00%
Total capital to risk-weighted assets
Community First Bank & Trust	11.90%	10.84%	10.00%
Community First, Inc.	12.28%	10.95%	10.00%
Tier 1 leverage ratio
Community First Bank & Trust	9.26%	7.73%	5.00%
Community First, Inc.	9.59%	7.81%	5.00%

As discussed above, total shareholders’ equity increased $5,596,000, to $19,041,000 at June 30, 2004, from $13,445,000 at December 31, 2003. This increase was due to the Company’s net income of $917,000 for the first half of 2004, the stock offering of 180,000 shares of common stock for net offering proceeds of $4,448,000, the issuance of 35,668 shares of common stock under the stock option plan for $361,000 and a tax benefit on non-qualified stock options of $21,000 offset by a decrease in the fair value of available-for-sale securities, net of tax, of $151,000.

In January 2004, the Company sold 180,000 shares of common stock in a public offering for net proceeds of $4,448,000. The Company intends to use most of the net proceeds of this offering to increase capital of the Bank. By increasing the capital the Company can continue to grow its operations in its local

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2004

LIQUIDITY AND CAPITAL RESOURCES (continued)

market, expand into Williamson County and build an operation center.

INTEREST RATE SENSITIVITY

Management uses a gap simulation model that takes cash flows into consideration. These include mortgage backed securities, loan prepayments, and it also takes into effect expected calls on securities. Non-maturing balances such as money markets, savings, and now accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing the Bank’s pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis used the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest bearing deposits are actually repriceable within a year. Our cumulative one year gap position at June 30, 2004 was 10.36% of total assets. Our policy states that our one-year cumulative gap should not exceed 20% of total assets.

As of June 30, 2004, approximately $155,657,000 of $234,088,000 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $133,493,000 or 69% of total loans. The Bank has $5,600,000 loans maturing or repricing after five years. As of June 30, 2003, the Bank has approximately $234,088,000 of earning assets and $95,503,000 in time deposits maturing or repricing within one year.

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

To truly evaluate the impact of rate change on income, the rate shock simulation of interest income is the best technique because variables are changed for the various rate conditions. Each category of earning assets and liabilities interest change is calculated as rates ramp up and down. In addition the prepayment speeds and repricing speeds are changed. Rate shock is a method for stress testing the net interest margin over the next four quarters under several rate change levels. These levels span four 100bp increments up and down from the current interest rate. Our policy guideline is that net interest income maximum percentage change cannot exceed plus or minus 10% on 100 bp change and 15% on 200bp change. The following illustrates the effects on net interest income of shifts in market interest rates from the rate shock simulation model.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
June 30, 2004

INTEREST RATE SENSITIVITY (continued)

	June 30, 2004
Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease in net interest income)	5.11%	2.59%	(3.44%)	(7.03%)

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

	June 30, 2004
Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease in equity at risk)	(4.49%)	(2.35%)	2.49%	4.24%

One of management’s objectives in managing the Bank’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities. Short term interest rates have decreased 550 basis points from 2001 until June of 2004 when rates increased 25 basis points. Management believes that interest rates will move upward gradually during the next twelve months.

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

PART II. OTHER INFORMATION

COMMUNITY FIRST, INC.

Item 1 — Legal Proceedings	Not applicable
Item 2 — Changes in Securities and Small Business Issuers Purchases of Equity Securities	Not applicable
Item 3 — Defaults Upon Senior Securities	Not applicable
Item 4 — Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Stockholders was held on April 27, 2004.

(b) Each persons named in the Proxy Statement as a nominee for director was elected and the selection of Crowe Chizek and Company LLC as independent auditors for the Company for 2004 was ratified. The following are the voting results on each of these matters:

(1) Election of Class I Directors who are as follows:

Total Number of Shares Voting:

	Shares				Broker
	Voting	For	Against	Withheld	Non Votes
Fred White	687,056	682,491	4,565
Roger Witherow	687,056	686,391	665
Bernard Childress	687,056	687,016	40
Stephen Walker	687,056	687,016	40

(2) The election of Crowe Chizek and Company LLC as independent auditors for the Company was as follows:

Total Number of Shares Voting:

Shares				Broker
Voting	For	Against	Withheld	Non Votes
687,056	687,056

Item 5 — Other Information	Not applicable

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

b. Reports on Form 8-K

On April 23, 2004, the Company furnished a current report on Form 8-K under Item 9 and Item 12, Regulation FD and Results of Operations and Financial Conditions, announcing results for the first quarter of 2004

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community First, Inc. (Registrant)
August 16, 2004 (Date)	/s/ Marc R. Lively Marc R. Lively, Chief Executive Officer/President
August 16, 2004 (Date)	/s/ Dianne Scroggins Dianne Scroggins, Chief Financial Officer