Form 10QSB
period 2004-09-30
COMMUNITY FIRST INC
filed 2004-11-15
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2004

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD to

Commission File Number 0-49966

COMMUNITY FIRST, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Tennessee	04-3687717

(State of Incorporation)	(I.R.S. Employer Identification No.)

501 South James M. Campbell Blvd.
Columbia, Tennessee	38401

(Address of Principal Executive Offices)	(Zip Code)

(931) 380-2265

(Issuer’s Telephone Number, Including Area Code)

None

(Former Name, Address and Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]  No [  ]

1,431,157

(Outstanding shares of the issuer’s common stock as of November 13, 2004)

Transitional Small Business Disclosure Format (check one):
Yes [  ]  No [X]

COMMUNITY FIRST, INC.

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets
September 30, 2004 (Unaudited) and December 31, 2003

Statements of Income and Comprehensive Income
Three months ended September 30, 2004 and 2003 (Unaudited)
Nine months ended September 30, 2004 and 2003 (Unaudited)

Statements of Cash Flows
Nine months ended September 30, 2004 and 2003 (Unaudited)

Notes to Financial Statements (Unaudited)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3. Controls and Procedures

PART II. OTHER INFORMATION

SIGNATURES

EXHIBITS
Ex-11.0 Statement re: Computation of per share earnings
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 302 CERTIFICATION OF THE CEO
EX-32.2 SECTION 906 CERTIFICATIONS OF THE CFO

Item 1. Financial Statements

Community First, Inc.

Balance Sheets

	(Unaudited)
	September 30,	December 31,
($ amounts in thousands except share data)	2004	2003
Assets
Cash and due from banks	$4,778	4,741
Federal funds sold	5,029	6,872

Cash and cash equivalents	9,807	11,613
Securities available-for-sale	28,233	29,181
Mortgage loans held for sale	698	1,077
Loans	204,813	172,052
Allowance for loan losses	(2,600)	(2,249)

Loans, net	202,213	169,803

Premises and equipment	6,767	3,640
Federal Home Loan Bank stock	576	392
Accrued interest receivable	1,041	827
Other assets	1,291	835

	$250,626	217,368

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$21,424	20,286
Interest-bearing	196,402	174,953

Total deposits	217,826	195,239

Federal Home Loan Bank advances	8,000	5,000
Subordinated debentures	3,000	3,000
Accrued interest payable	640	403
Other liabilities	291	281

Total liabilities	229,757	203,923

Shareholders’ equity:
Common stock, $5 par value. Authorized 1,500,000 shares; issued 1,431,157 shares at September 30, 2004 and 1,154,906 shares at December 31, 2003	7,156	5,775
Additional paid-in-capital	10,382	5,804
Retained earnings	3,297	1,806
Accumulated other comprehensive income	34	60

Total shareholders’ equity	20,869	13,445

	$250,626	217,368

Community First, Inc.

Statements of Income and Comprehensive Income
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30		September 30
($ amounts in thousands except earnings per share)	2004	2003	2004	2003
Interest income:
Loans, including fees	$8,464	6,808	3,025	2,319
Securities-taxable	546	406	212	124
Federal funds sold	40	50	11	6
Other	3	16	1	7

Total interest income	9,053	7,280	3,249	2,456

Interest expense:
Deposits	2,734	2,549	965	805
FHLB Advances and federal funds purchased	200	191	81	64
Other	104	108	34	35

Total interest expense	3,038	2,848	1,080	904

Net interest income	6,015	4,432	2,169	1,552
Provision for loan losses	537	344	195	172

Net interest income after provision for loan losses	5,478	4,088	1,974	1,380

Noninterest income:
Service charges on deposit accounts	1,167	758	393	366
Mortgage banking activities	288	488	70	176
Other	122	134	36	40

Total other income	1,577	1,380	499	582

Noninterest expenses:
Salaries and employee benefits	2,015	1,844	654	632
Occupancy expense	210	240	72	87
Other	2,421	1,997	827	657

Total other expenses	4,646	4,081	1,553	1,376

Income before income taxes	2,409	1,387	920	586
Income taxes	919	522	347	206

Net income	1,490	865	573	380

Other comprehensive income:
Unrealized gains (losses) on securities, net	(26)	(120)	125	(106)

Comprehensive income	$1,464	745	698	274

Earnings per share
Basic	$1.11	0.75	0.41	0.33
Diluted	1.06	0.70	0.40	0.31

Weighted average shares outstanding
Basic	1,347,245	1,151,210	1,400,734	1,152,906
Diluted	1,401,055	1,229,629	1,437,230	1,241,386

Community First, Inc.

Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30
($ amounts in thousands )	2004	2003
Cash flows from operating activities:
Net income	$1,490	865
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	484	423
Mortgage loans originated for sale	(13,136)	(25,133)
Proceeds from sale of mortgage loans	13,803	28,337
Gain on sale of loans	(288)	(488)
Provision for loan losses	537	344
FHLB stock dividends	(13)	(11)
Decrease (increase) in accrued income receivable	(214)	(79)
Increase (decrease) in accrued income payable	237	131
Other, net	(17)	(241)

Net cash from operating activities	2,883	4,148

Cash flows from investing activities:
Maturities and redemptions of securities available-for-sale	14,000	24,000
Purchases of securities available-for-sale	(14,504)	(31,495)
Principal payments on securities available-for-sale	1,182	1,305
Purchase of FHLB stock	(171)	(16)
Net increase in loans	(33,359)	(27,391)
Purchases of premises and equipment	(3,383)	(85)

Net cash from investing activities	(36,235)	(33,682)

Cash flows from financing activities:
Increase in deposits	22,587	23,033
Increases in FHLB advances	3,000	0
Proceeds from issuance of common stock	5,959	44

Net cash from financing activities	31,546	23,077

Net increase in cash	(1,806)	(6,457)
Cash and cash equivalents at beginning of period	11,613	14,896

Cash and cash equivalents at end of period	$9,807	8,439

Cash payments for interest	$2,801	2,717
Cash payments for income taxes	1,034	868

COMMUNITY FIRST, INC.

Notes to Financial Statements
September 30, 2004
(Unaudited)

BASIS OF PRESENTATION

The consolidated financial statements include Community First, Inc. and its wholly-owned subsidiaries, Community First Bank & Trust and Community First Capital Trust I, together referred to as “the Company”. Intercompany transactions and balances are eliminated in consolidation.

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

In the opinion of management, the financial statements contain all adjustments necessary to summarize fairly the financial position of the Company as of September 30, 2004; the results of operations for the nine months ended September 30, 2004, and cash flows for the nine months ended September 30, 2004. The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Company’s December 31, 2003, financial statements. The results for interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

EARNINGS PER SHARE

On June 17, 2003, the Board of Directors declared a two-for-one stock split to shareholders of record on June 30, 2003, payable July 15, 2003, in the form of a 100% stock dividend. All references to common shares and earnings and dividends per share have been restated to reflect the stock split. See Exhibit 11.0 for computation of per share earnings.

COMMUNITY FIRST, INC.
Notes to Financial Statements
September 30, 2004
(Unaudited)

ALLOWANCE FOR LOAN LOSS

Transactions in the allowance for loan losses were as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2004	September 30, 2003
	(In Thousands)	(In Thousands)
Beginning Balance	$2,249	$1,773
Add (deduct):
Losses charged to allowance*	(204)	(94)
Recoveries credited to allowance	18	18
Provision for loan losses	537	344

Ending Balance	$2,600	$2,041

* $140,000 of charge-offs are related to installments, real estate and commercial loans in 2004, while $64,000 are related to overdraft courtesy accounts in 2004.

STOCK COMPENSATION

Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method of SFAS No. 123 to measure expense for options granted after 1994, using an option pricing model to estimate fair value.

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

COMMUNITY FIRST, INC.
Notes to Financial Statements
September 30, 2004
(Unaudited)

STOCK COMPENSATION (continued)

	For Nine Months		For Three Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003
Net income as reported	$1,490	$865	$573	$380
Deduct: Stock-based compensation expense
Determined under fair value method	187	76	138	25

Pro forma net income	$1,303	$789	$435	$355

Basic earnings per share as reported	$1.11	$0.75	$0.41	$0.33
Pro forma basic earnings per share	$0.97	$0.69	$0.31	$0.31
Diluted earnings per share as reported	$1.06	$0.70	$0.40	$0.31
Pro forma diluted earnings per share	$0.93	$0.64	$0.30	$0.29

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2004	2003
Dividend yield	0.00%	0.00%
Expected stock price volatility	19.95%	19.40%
Risk-free interest rate	3.04%	3.56%
Expected option life (In years)	7	7

3,750 and 38,580 stock options were granted on April 1, 2004 and July 21, 2004.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2004

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion compares the financial condition of Community First, Inc. (the“Company”) at September 30, 2004, to December 31, 2003, and the results of operations for the nine months ended September 30, 2004 and 2003. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” “should,” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, the interest rate environment, competitive conditions in the financial services industry, the Company’s ability to successful expand into Williamson County, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

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
September 30, 2004

CRITICAL ACCOUNTING POLICIES (continued)

repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

FINANCIAL CONDITION

Total assets as of September 30, 2004 increased 15.30%, or $33,258,000, to $250,626,000, compared with $217,368,000 at December 31, 2003. The primary reason for the increase in total assets was strong loan demand, which resulted in significant loan growth in the first nine months of 2004. The increase in total assets was funded primarily by the Company’s continuing growth of new deposit accounts and proceeds from the sale of common stock during the first quarter of 2004. Cash and cash equivalents decreased $1,806,000 to $9,807,000 at September 30, 2004 from $11,613,000 at December 31, 2003.

Total loans at September 30, 2004, were $204,813,000, compared to $172,052,000 at December 31, 2003, an increase of $32,761,000. Most of the net loan growth in the first nine months of 2004 was in loans secured by 1-4 family residential real estate, real estate construction loans and commercial, financial and agriculture loans. Loans secured by 1-4 family real estate increased $13,870,000, while commercial, financial and agriculture loans increased $5,999,000 and real estate construction loans increased $7,925,000. As of September 30, 2004, $69,457,000 or 34% of total loans were commercial loans secured by real estate.

At September 30, 2004 loans secured by 1-4 family residential real estate totaled $65,245,000 or 32% of total loans and commercial, financial and agriculture loans were $27,764,000 or 14% of total loans. Construction loans secured by real estate were $31,902,000 or 16% of total loans and consumer loans were $9,870,000 or 5% of total loans. Other loans totaled $575,000 or 1% of total loans. There was $698,000 in mortgage loans held for sale at September 30, 2004, compared with $1,077,000 at December 31, 2003.

Management anticipates that loan demand will continue to be strong, especially in commercial loans during the remainder of 2004 but believes that mortgage loan origination will continue to slow as mortgage interest rates stabilize or rise. The loan-to-deposit ratio (including mortgage loans held for sale as of September 30, 2004) was 94.4%, compared to 88.7% at December 31, 2003, and the loan-to-assets ratio (including mortgage loans held for sale) was 82.0% at September 30, 2004, compared to 79.7% at December 31, 2003. Management anticipates that the loan-to-deposit ratio for the remainder of 2004 will remain in the range of approximately 85%-95% and the loan-to-assets ratio will be between 75%-85%.

Of the total loans in the portfolio at September 30, 2004, approximately $108,544,000, or 53%, are at a variable rate of interest, and $96,269,000, or 47%, are fixed rate. Of the total loans, $109,652,000, or 53.4%, mature or are able to be repriced within twelve months. Only $6,095,000 of the Bank’s total loans mature or reprice in more than five years.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2004

FINANCIAL CONDITION (continued)

As of September 30, 2004, securities decreased $947,000 to $28,233,000, compared with $29,181,000 on December 31, 2003. The Company owned $17,018,000 of U.S. government agency securities and $4,733,000 of fixed-rate mortgage-backed securities in its available-for-sale securities portfolio at September 30, 2004. Tax free municipal securities owned were $3,181,000 and other debt securities were $3,075,000. The Company owned $226,000 in other equity securities. As of September 30, 2004, the maturity dates of the security portfolio ranged from October 2004 to June 2034.

Total deposits were $217,826,000 at September 30, 2004, compared to $195,239,000 at December 31, 2003. At September 30, 2004, $21,425,000, or 9.80% of the Bank’s total deposits were in noninterest-bearing demand accounts. Interest bearing demand accounts were $47,334,000 or 21.7% of total deposits at the same date. Interest-bearing demand accounts decreased $8,881,000 in the first nine months of 2004, which was caused mainly by state, county and municipal entities utilizing their funds as needed for projects and bond payments. Savings accounts total $8,860,000 or 4.1% of total deposits. The majority of the deposits continue to be in time deposits. Time deposits (certificate of deposits and IRAs) total $140,207,000, or 64.4% of total deposits. Time deposits greater than $100,000 were $55,972,000 and time deposits less than $100,000 were $84,285,000 at the end of the third quarter of 2004. Time deposits less than $100,000 increased by $21,893,000 from December 31, 2003. The increase in time deposits less than $100,000 was from national market time deposits and brokered deposits. At September 30, 2004, national market time deposits totaled $42,383,000, with a weighted average rate of 2.51% and brokered deposits totaled $5,368,000 with a weighted average rate of 2.52%. The variable rate time deposit interest rate can change one time over the term of the deposit. Total variable rate time deposits were $19,399,000 at September 30, 2004 with a weighted average rate of 3.35%, compared to $20,185,000 at December 31, 2003 with a weighted average rate of 3.49%. Time deposits maturing within one year were $110,114,000 or 78.5% of total time deposits at September 30, 2004. The weighted average cost of all deposit accounts was 1.79% in the first nine months of 2004. The weighted average rate on time deposits was 2.48%. Management expects to seek short-term time deposit funding to match variable rate loans. The Bank has increased its marketing efforts to increase its core deposit growth. The Bank has introduced a free checking account product, and has expanded into Williamson County to access lower cost business accounts. The Company believes that these efforts, if successful, will reduce interest rate risk and allow the Bank to take advantage of historically low interest rates on deposits.

As of September 30, 2004 and December 31, 2003, the Company had borrowed $8,000,000 from the Federal Home Loan Bank and had $39,573,000 available for future borrowings. At September 30, 2004, the weighted average rate of these advances was 3.85%, and the weighted average remaining maturity was 14.0 months. These borrowings are secured by a portion of the loan portfolio that is secured by 1-4 family residential properties.

Total shareholders’ equity increased $7,424,000, to $20,870,000 at September 30, 2004, from $13,445,000 at December 31, 2003. This increase was due to the Company’s net income of $1,490,000 for the first nine months of 2004, and the stock offering of 180,000 shares of common stock for net offerings proceeds of $4,448,000, the issuance of 96,251 shares of common stock under the stock

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2004

FINANCIAL CONDITION (continued)

option plan for $1,208,000 and a tax benefit on non-qualified stock options of $304,000, which increases were offset by a decrease in the fair value of available-for-sale securities, net of tax, of $26,000.

RESULTS OF OPERATIONS

For the first nine months of 2004, consolidated net income was $1,490,000, compared to $865,000 for the same period in 2003. The consolidated income before income taxes for the nine months ended September 30, 2004 was $2,409,000, compared to $1,387,000 for the same period in 2003. Income before taxes for the first nine months of 2004 increased to $1,022,000 or 73.7% compared to the same period in 2003. The increase in pretax income during the first nine months of 2004 was primarily due to Bank’s overall asset growth, specifically loan growth and the associated interest income as well as service charge income. Basic income and diluted income per common share for the first nine months of 2004 was $1.11 and $1.06, compared to $0.75 and $0.70 for the first nine months of 2003 and $0.41 and $0.40 for the three months ended September 30, 2004, compared to $0.33 and $0.31 for the same period in 2003. No dividends were paid during the third quarter of 2004 or 2003.

Net interest income after the provision for loan losses for the first nine months of 2004 was $5,478,000 compared to $4,088,000 for the first nine months of 2003. The increase of $1,390,000 was due primarily to continued growth in the Bank’s loan portfolio, which was funded primarily by deposit growth.

The Bank’s net interest margin for the first nine months of 2004 was 3.58%, compared to 3.42% for the same period in 2003. As of the third quarter 2004, 53% of our loan portfolio is variable rate loans. In the first nine months of 2004, the yield on interest earning assets, including loan fees, decreased to 5.38%, compared to 5.62% for the same period in 2003. The cost of interest bearing account funds has followed the same trend, decreasing to 1.99% for the first nine months of 2004, down from 2.37% for the same period in 2003.

Interest expenses totaled $3,038,000 in the first nine months of 2004, compared to $2,848,000 in the same period of 2003. Interest and fee income on loans for the first nine months of 2004 was $8,464,000, an increase of $1,656,000 or 24.3% compared to the first nine months of 2003. Interest income from securities and short-term funds increased to $586,000 in the first nine months of 2004, from $456,000 in the same period in 2003. The increase in interest income is due to higher average balances on loans, securities and short-term funds in 2004 compared to 2003 offset by lower interest rates for the same periods.

In the first nine months of 2004, the Bank recorded a provision for loan loss of $537,000 compared to $344,000 for the same period in 2003. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of other similar community financial institutions which management believes are representative of the probable loss experience of the Bank. Other factors considered by management include the

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2004

RESULTS OF OPERATIONS (continued)

composition of the loan portfolio, economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. The amount of the allowance to total loans amounted to 1.27%. The increase in the provision resulted primarily from the increase in loan balances. The net charge-offs for the first nine months of 2004 were $160,000, compared to $204,000 in the first nine months of 2003. Of the $160,000 charged off in 2004, $64,000 was related to the Bank’s new overdraft courtesy account, which did not began until the last half of 2003.

At September 30, 2004, the Bank had 13 loans totaling $819,000 in nonaccrual status compared to 5 loans totaling $537,000 on September 30, 2003. The Bank had $730,000 of loans more than 90 days delinquent on September 30, 2004 compared to $307,000 as of December 31, 2003. In the first nine months of 2004, $204,000 was charged off and $18,000 was recovered on loans previously charged off. Management believes the allowance for loan losses at September 30, 2004, is adequate to absorb probable losses in the loan portfolio.

Total noninterest income for the first nine months of 2004 was $1,577,000, up from $1,380,000 for the same period in 2003. The Bank originates and sells long-term fixed rate mortgages and the related servicing. Mortgage loans originated and sold generated $288,000 of gains for the nine months ended September 30, 2004 as compared to $488,000 for the same period in 2003. These amounts were negatively impacted in 2004 by the slowing mortgage refinancing environment. The other large component of non-interest income is service charges on deposit accounts which totaled $1,167,000 for the first nine months of 2004, an increase of 54% over the same period in 2003. The increase resulted from continued growth within the market and a new overdraft courtesy product. The overdraft courtesy product generated $868,000 for the first nine months of 2004, compared to $483,000 for the same period in 2003. Other noninterest income includes credit life insurance commissions, safe deposit box rent, ATM income, check printing income, and customer fee income.

Noninterest expenses were $4,646,000 for the first nine months of 2004, compared with $4,081,000 for the same period of 2003. During 2004 and 2003, noninterest expenses have increased as the Bank has grown. The growth in noninterest expenses throughout 2003 and in the first nine months of 2004 is attributable primarily to salaries and other operating expenses associated with growth of the Bank, including data processing, legal and accounting expenses. Salaries and employee benefits increased $171,000 or 9.3% for the nine months ended September 30, 2004 compared with the same period in 2003. Data processing expense increased 2.4% compared with the same period in 2003. Management expects that noninterest expenses will continue to increase moderately during 2004 in conjunction with the growth of the Bank, but should continue to decline as a percentage of average assets as the Bank continues to experience operating efficiencies as its growth continues.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2004

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

The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2004 compared to December 31, 2003.

	September 30, 2004		December 31, 2003
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$5,287	$27,542	$3,321	$18,504
Letters of credit	3,368	—	2,277	—

These commitments are generally made for periods of one year or less. The fixed rate loan commitments have interest rates ranging from 4.00% to 9.00%.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2004

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

At September 30, 2004 and December 31, 2003, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

			Minimum to
	September 30,	December 31,	be considered
	2004	2003	well-capitalized
Tier 1 “core” capital to risk-weighted assets
Community First Bank & Trust	10.87%	9.59%	6.00%
Community First, Inc.	11.26%	9.70%	6.00%
Total capital to risk-weighted assets
Community First Bank & Trust	12.10%	10.84%	10.00%
Community First, Inc.	12.49%	10.95%	10.00%
Tier 1 leverage ratio
Community First Bank & Trust	9.57%	7.73%	5.00%
Community First, Inc.	9.91%	7.81%	5.00%

As discussed above, total shareholders’ equity increased $7,424,000, to $20,870,000 at September 30, 2004, from $13,445,000 at December 31, 2003. This increase was due to the Company’s net income of $1,490,000 for the first nine months of 2004, the stock offering of 180,000 shares of common stock for net offering proceeds of $4,448,000, the issuance of 96,251 shares of common stock under the stock option plan for $1,208,000 and a tax benefit on non-qualified stock options of $304,000 offset by a decrease in the fair value of available-for-sale securities, net of tax, of $26,000.

In January 2004, the Company sold 180,000 shares of common stock in a public offering for net proceeds of $4,448,000. The Company has used most of the net proceeds of this offering to increase capital of the Bank. By increasing the capital, the Company has been able to continue to

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2004

LIQUIDITY AND CAPITAL RESOURCES (continued)

grow its operations in its local market , expand into Williamson County and build an operation center.

INTEREST RATE SENSITIVITY

Management uses a gap simulation model that takes cash flows into consideration. These include mortgage backed securities, loan prepayments, and it also takes into effect expected calls on securities. Non-maturing balances such as money markets, savings, and now accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing the Bank’s pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest ratechanges and the offering rates themselves. The analysis used the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest bearing deposits are actually repriceable within a year. Our cumulative one year gap position at September 30, 2004 was 10.36% of total assets. Our policy states that our one-year cumulative gap should not exceed 20% of total assets.

As of September 30, 2004, approximately $162,697,000 of $238,640,000 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $145,546,000 or 69% of total loans. The Bank has $4,340,000 loans maturing or repricing after five years. As of September 30, 2004, the Bank has $110,114,000 in time deposits maturing or repricing within one year.

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

To truly evaluate the impact of rate change on income, the rate shock simulation of interest income is the best technique because variables are changed for the various rate conditions. Each category of earning assets and liabilities interest change is calculated as rates ramp up and down. In addition the prepayment speeds and repricing speeds are changed. Rate shock is a method for stress testing the net interest margin over the next four quarters under several rate change levels. These levels span four 100bp increments up and down from the current interest rate. Our policy guideline is that net interest income maximum percentage change cannot exceed plus or minus 10% on 100bp change and 15% on 200bp change. The following illustrates the effects on net interest income of shifts in market interest rates from the rate shock simulation model.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2004

INTEREST RATE SENSITIVITY (continued)

	September 30, 2004
Basis Point Change	+200 bp	+100 bp	-100 bp	-200 bp

Increase (decrease in net interest income)	5.41%	2.73%	(3.15%)	(6.53%)

Our Economic Value of Equity simulation measures our long-term interest rate risk. The economic value is the difference between the market value of the assets and the liabilities and, technically, it is the estimated values if the Bank was liquidated. The technique is to apply rates changes and compute the value. The slope of the change between shock levels is a measure of the volatility of value risk. The slope is called duration. The greater the slope, the greater the impact or rate change on the Bank’s long-term performance. Our policy guideline is that the maximum percentage change on economic value of equity cannot exceed plus or minus 10% on 100bp change and 20% on 200bp change. The following illustrates our equity at risk in the economic value of equity model.

	September 30, 2004
Basis Point Change	+200 bp	+100 bp	-100 bp	-200 bp

Increase (decrease in equity at risk)	(4.13%)	(2.02%)	2.02%	3.84%

One of management’s objectives in managing the Bank’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities. Short term interest rates have decreased 550 basis points from 2001 until June of 2004. Rates have increased 75 basis points since June 30, 2004. Management believes that interest rates will move upward gradually during the next twelve months.

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

PART II. OTHER INFORMATION

COMMUNITY FIRST, INC.

Item 1 – Legal Proceedings	Not applicable

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	Not applicable

Item 3 – Defaults upon Senior Securities	Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders	Not applicable

Item 5 – Other Information	Not applicable

Item 6 – Exhibits

a. Exhibits

Exhibit
Number	Description
11.0	Statement re: Computations of per share earnings

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350-Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350-Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community First, Inc.

(Registrant)

November 15, 2004	/s/ Marc R. Lively

(Date)	Marc R. Lively,
Chief Executive Officer/President

November 15, 2004	/s/ Dianne Scroggins

(Date)	Dianne Scroggins,
Chief Financial Officer