Form 10KSB
period 2004-12-31
COMMUNITY FIRST INC
filed 2005-03-31
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004

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

Common Stock, $5.00 par value
(Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑

     Revenues for the Registrant’s fiscal year ended December 31, 2004, total $14,700,522

     The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on March 15, 2005 was $43,702,128. There were 1,432,924 shares of Common Stock outstanding as of March 15, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 26, 2004 are incorporated by reference into Part III of this report.

     Transitional Small Business Disclosure Format (check one): Yes ☐; No☑

COMMUNITY FIRST, INC.
Annual Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2004

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

The words “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “continue,” “may”, “will,” “should” and similar expressions are intended to identify forward-looking statements. These forward-

looking statements are found at various places throughout this document and the other documents incorporated herein by reference. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless the securities laws require the Company to do so.

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

The Bank commenced business on May 18, 1999, as a Tennessee-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation’s (“FDIC”) Bank Insurance Fund (“BIF”). The Bank is regulated by the Tennessee Department of Financial Institutions (the “Department”) and the FDIC. The Bank operates a main office and two branch offices in Columbia, Tennessee, and one additional branch office in Mount Pleasant, Tennessee, and a loan production office in Williamson County in Brentwood, Tennessee. The Bank also operates eleven automatic teller machines in Maury County, Tennessee. The Bank’s sole subsidiary is Community First Title, Inc., a Tennessee chartered and regulated title insurance company.

Services

The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 2004, the Bank’s deposit base totaled approximately $224 million and included the following deposit categories: noninterest-bearing deposit accounts (9% of total deposits); NOW and money market demand accounts (22% of total deposits); other savings deposits (4% of total deposits); time deposits of $100,000 or more (27% of total deposits); and certificates of deposits in amounts less than $100,000 (38% of total deposits).

Loans

The Bank makes secured loans and unsecured loans to individuals, partnerships, corporations, and other business entities within the middle Tennessee area. Our loan portfolio consists of commercial, Financial and Agriculture loans (14%), residential and commercial mortgage loans (80%) and consumer loans (5%). Our legal lending limits under applicable regulations (based upon the legal lending limits of 25% of capital and surplus) are currently $5,907,998.

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

Lending Policy of the Bank

While the ultimate authority to approve loans rests with the Board of Directors (the “Directors”) of the Bank, lending authority is delegated by the Directors to the loan officers and loan committee of the Bank. Loan officers, each of whom is limited as to the amount of secured and unsecured loans that he or she can make to a single borrower or related group of borrowers, report to the Bank’s Chief Executive Officer, Marc R. Lively. Mr. Lively also chairs the Bank’s loan committee. Lending limits of individual officers are documented in the respective personnel files and are reviewed annually by the Directors and the loan committee. Loan officers discuss with the Chief Executive Officer any loan request which exceeds their individual lending limit. The loan must have the joint approval from the originating officer and a senior officer. The President and Chief Executive Officer Marc R. Lively has secured lending authority up to $400,000, and has unsecured lending authority up to $225,000.

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

As a general rule, the Bank seeks to maintain loan-to-collateral value ratios in conformity with industry and regulatory guidelines. The following standards, established by inter-agency guidelines by the federal bank regulators, including the FDIC, went into effect on March 19, 1993:

Maximum Allowable
Loan Category	Loan-to-Value Ratio
Land	65%
Land development	75%
Owner-occupied land development	75%
Construction
Commercial, multifamily (1) and other nonresidential	80%
1-4 family residential	85%
Improved property	85%
Owner-occupied 1-4 family and home equity (2)	85%

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

Customers

In the opinion of management, no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on the Bank’s business. As of December 31, 2004, the Bank made a total of 57 lending relationships that represent exposure to the Bank of at least $500,000. The Bank believes that the loss of these relationships, while significant, would not materially impact the performance of the Bank.

Competition

The banking business is highly competitive. The Bank’s primary market area consists of the cities of Columbia and Mount Pleasant, Tennessee. The Bank competes with numerous commercial banks and savings institutions with offices in the Bank’s market area. The competitors in the local market area have up to $972 million in deposits, as reported by the FDIC as of June 30, 2004. At December 31, 2003, the Bank had deposits of approximately $224 million.

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

Employees

As of December 31, 2004, the Company had 60 full-time equivalent employees and 61 total employees. The Company plans to continue to hire additional employees to meet growth demands. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement, and the Company believes that its employee relations are good.

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

Securities Registration and Reporting

The Common Stock of the Company is registered as a class with the SEC under the1934 Act and thus is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of the Act. In addition, the securities issued by the Company are subject to the registration requirements of the 1933 Act and applicable state securities laws unless exemptions are available. The periodic reports, proxy statements, and other information filed by the Company with the SEC are available at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at1-800-SEC-0330. The Company is an electronic filer with the SEC and the Company’s filings may also be obtained at the SEC website (http://www.sec.gov).

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

At December 31, 2004, the Bank’s deposit base for purposes of FDIC premiums was $209 million. The Bank paid FDIC insurance premiums of $28,813 in 2004.

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

In addition, an insured state bank (i) that is located in a state which authorized as of September 30, 1991 investment in common or preferred stock listed on a national securities exchange (“listed stock”) or shares of a registered investment company (“registered shares”), and (ii) which during the period beginning September 30, 1990 through November 26,1991 (“measurement period”) made or maintained investments in listed stocks and registered shares, may retain whatever shares that were lawfully acquired or held prior to December 19, 1991 and continue to acquire listed stock and registered shares, provided that the bank does not convert its charter to another form or undergo a change in control. In order to acquire or retain any listed stock or registered shares, however, the bank must file a one-time notice with the FDIC which meets specified requirements and which sets forth the Bank’s intention to acquire and retain stocks or shares, and the FDIC must determine that acquiring or retaining the listed stocks or registered shares will not pose a significant risk to the deposit insurance fund of which the bank is a member.

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

Loans-to-One-Borrower—The aggregate amount of loans that the Bank is permitted to make under applicable regulations to any one borrower, including related entities, is the greater of 25% of unimpaired capital and surplus or $500,000. Based on the Bank’s current capitalization of $23,631,993, the Bank’s loans-to-one borrower limit is approximately $5,907,998.

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

Capital Adequacy

See Supervision and Regulation — Capital Requirements for a discussion of bank regulatory agencies’ capital adequacy requirements.

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

The Bank moved the modular building previously located at the principal office downtown to 601 North Garden Street, Columbia, Tennessee. The Bank operates a branch at this location. The Bank owns the building and leases the property.

The Bank has also purchased land at 105 W. Fifth Street, Columbia, Tennessee for the purpose of building a future location.

The Bank also operates a branch office at 105 Public Square, Mount Pleasant, Tennessee. The Bank owns the building and the property at this location.

The Bank also operates a branch office in the Wal-Mart store at 2200 Brookmeade Drive in Columbia.

The bank operates a loan production office in Brentwood, Tennessee and the Bank leases office space.

The Bank has an operation building located at 501 South James Campbell Boulevard, Columbia, Tennessee, 38401. The Bank owns the building and property.

The bank owns 6.45 acres of land in Williamson County for the purpose of building a future branch.

At December 31, 2004, the cost of office properties and equipment (less allowances for depreciation and amortization) owned by the Bank was $7,948,000.

The Company believes that its facilities are adequate and suitable for the Company’s current business and its anticipated business for the foreseeable future.

The Company is unaware of any potential environmental liability that it may incur in connection with any properties or other assets owned by it.

ITEM 3. LEGAL PROCEEDINGS

The Company and the Bank are party to certain routine claims and litigation that is incidental to the business and occurs in the normal course of operations. In the opinion of management, none of these matters, when resolved, will have a material effect on the financial position of the Company, the Bank or their respective future operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company’s fiscal year ended December 31, 2004.

PART II

ITEM 5.	MARKET FOR THE COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

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

No public market exists for the Company’s Common Stock, and there can be no assurance that a public trading market for the Company’s Common Stock will develop. As of March 15, 2005, there were 2,081 holders of record of Company Common Stock and 1,432,924 shares outstanding, without vested options. As of March 15, 2004, there were 63,014 shares of Common Stock subject to outstanding vested options to purchase such shares.

While there is no public market for the Company’s Common Stock, the most recent trade of the Company’s Common Stock known to the Company occurred on March 15, 2005 at a price of $38.00 per share. These sales are isolated transactions and, given the small volume of trading in the Company’s Common Stock, may not be indicative of its present value. Below is a table which sets forth Community First’s (and before August 30, 2002, Community First Bank’s high and low prices of which the Company is aware for the relevant quarters during the fiscal year ended December 31, 2004 and the fiscal year ended December 31, 2003:

	High	Low
2004
First quarter	$26.00	$25.00
Second quarter	$28.00	$25.00
Third quarter	$30.00	$26.00
Fourth quarter	$35.00	$29.00

2003
First quarter	$32.50	$19.00
Second quarter	$21.00	$20.00
Third quarter	$25.00	$25.00
Fourth quarter	$25.00	$25.00

The above 2003 prices have been adjusted to reflect a 2-for-1 stock split which occurred on July 15, 2003.

For a foreseeable period of time, the principal source of cash revenues to the Company will be dividends paid by the Bank with respect to its capital stock. There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities. Further, the dividend policy of the Bank is subject to the discretion of the board of directors of the Bank and will depend upon such factors as future earnings, financial conditions, cash needs, capital adequacy and general business conditions. The Company has not paid any dividends to date. Tennessee law requires that dividends be paid by the Bank only from retained earnings (or undivided profits), except that dividends may be paid from capital surplus with the prior, written consent of the Department. Tennessee laws regulating banks require certain charges against and transfers from an institution’s undivided profits account before undivided profits can be made available for the payment of dividends. The Department generally prohibits a newly chartered institution from paying dividends during its first three years of operation without the Department’s prior approval.

In the future, the declaration and payment of dividends on the Company’s Common Stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the Board of Directors. As of December 31, 2004, an aggregate of approximately $3,800,000 was available for the payment of dividends by the Bank to the Company under applicable restrictions, without regulatory approval. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Management’s Discussion and Analysis of Financial Condition and Results of Operation

OVERVIEW

The following is a discussion of our financial condition at December 31, 2004 and December 31, 2003 and our results of operations for the years ended December 31, 2004 and December 31, 2003. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the annual audited consolidated financial statements. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere herein. Community First acquired Community First Bank as its wholly-owned subsidiary on August 20, 2002.

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

RESULTS OF OPERATIONS

Consolidated net income for the Company for 2004 was $2,132,000, compared to net income of $1,264,000 for 2003. Pretax income grew from $2,052,000 in 2003 to $3,379,000 in 2004, a 65% increase. The increase in pretax income in 2004 was primarily due to the Bank’s overall asset growth, specifically loan growth and the associated interest income as well as increases in service charge income. Basic and diluted income per common share was $1.56 and $1.50, respectively, in 2004, compared to $1.10 and $1.03 in 2003. No dividends were paid in 2004 or 2003.

Net Interest Income

Net interest income before the provision for loan losses for 2004 was $8,321,000, compared with $6,181,000 in 2003. The increase of $2,140,000 was due primarily to continued growth in the Bank’s loan portfolio, which was funded primarily by deposit growth. Interest income from securities in 2004 increased to $759,000, compared to $592,000 in 2003. The increase in interest rates and the short maturity structure of the investment portfolio provided opportunities to reinvest in higher yield bonds. Short-term funds income decreased due to significantly lower average balances in 2004. The yield on interest earning assets including loan fees decreased to 5.51% in 2004, compared to 5.55% in 2003. The cost of interest bearing accounts funds has followed the same trend, decreasing to 2.16% in 2004, down from 2.40% in 2003.

The Bank’s net interest margin during 2004 was 3.64% compared to 3.43% in 2003. Loan and deposits remained stable during the first half of 2004, however rates began to climb upward in the second half of 2004 with loan yields increasing 24 basis points versus 10 basis points on deposits. Part of this increase is due to the growth in average loans balances of $14,697,000 compared to the growth in average deposits balances of $6,398,000. Therefore, growth in average balances in loans and a faster increase in loan yields compared to deposit yields due to an upward rate environment in the second half of the year caused an increase in net interest margin.

Noninterest Income

Total noninterest income was $2,107,000 in 2004, compared with $1,936,000 in 2003. Service charges on deposits totaled $1,564,000 in 2004 and $1,143,000 in 2003. This increase was due to an increase in deposit accounts and overdraft fees.

The Bank originates and sells long-term fixed rate mortgages and the related servicing. In 2004, the Bank experienced a significant decrease in the volume of mortgage loans originated and sold due to the increase in interest rates and the saturated 1-4 family market refinancing in 2002 and 2003 due to the lower rate environment. Mortgage loans originated and sold generated income of $378,000 in 2004, versus $572,000 in 2003. The mortgage loan originated and sold income consists of loan origination fees, loan processing fees and servicing release premium. The other large component of non-interest income is service charges on deposit accounts which totaled $1,564,000, compared to $1,143,000 in 2003. The increase resulted from continued growth within the market and overdraft courtesy product. Other noninterest income includes safe deposit box rent, ATM income, check printing income, and customer fee income. Management expects that noninterest income will continue to increase as the Bank increases in size.

Noninterest Expense

Total noninterest expense was $6,329,000 in 2004, an increase of $878,000, or 16% over the $5,451,000 in 2003. As a percent of average assets, noninterest expense was 2.66% versus 2.90% in 2003. While non-interest expense has increased as the Bank has grown, the percentage of noninterest expense to average assets has declined. The major components of this increase include salaries and employee benefits and other operating expenses. Salaries increased $379,000, or 16% in 2004 when compared with 2003, data processing expense remained about the same as 2003 due to a full year of repricing under the new data processing contract, and the cost of furniture and equipment decreased $41,000, or 9% under the prior year. Occupancy expense was $294,000 in 2004, a decrease of $17,000, or 5% under the expense of $311,000 in 2003. Management expects that noninterest expenses will continue to increase moderately in conjunction with the growth of the Bank, but should decline as a percentage of average assets as the Bank experiences operating efficiencies resulting from its growth.

Provision For Loan Losses

In 2004, the Bank recorded a provision for loan losses of $720,000 compared to $614,000 for 2003. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experience which management believes is representative of the probable loss. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. The provision for loan losses has been directly impacted by the rapid loan growth experienced by the Bank, as well as the effect of net charge-offs as the loan portfolio is maturing. During the first three years of operation the Bank was required by regulations to maintain a loan loss reserve of 1.25% of gross loans, and management believes this appropriately reflected historic loss percentages at other institutions and was appropriate until sufficient historical data was available to the Bank. Management’s allowance calculation supports the December 31, 2004 allowance balance of 1.29% of gross loans.

Income Taxes

Income tax expense includes federal and state taxes on earnings. Income tax expense of $1,247,000 was recorded in 2004, compared to $788,000 in 2003. The Corporation’s effective income tax rate was approximately 37% for 2004 and 38% for 2003.

The anticipated effect on income tax expense as a result of a strategic realignment of mortgage assets to be carried in a Real Estate Investment Trust (REIT) subsidiary, that provides better flexibility when accessing capital markets will be $150,000.

FINANCIAL CONDITION

Total assets at December 31, 2004 were $257,342,000, an increase of $39,974,000, or 18%, over 2003 year-end assets of $217,368,000. Average assets for 2004 were $237,641,000, an increase of $49,920,000, or 27% over average assets for 2003.

The primary reason for the increase in total assets was strong loan demand, which resulted in significant loan growth throughout 2004. The increase in total assets was funded primarily by the continued growth of new deposits accounts, as well as obtaining national market time deposits, broker deposits and public fund deposits. Net loans of $208,087,000 (excluding mortgage loans held for sale) increased by $38,284,000 or 23% in 2004, from $169,803,000 in 2003. During 2004, cash and cash equivalents were $9,240,000, a decrease of $2,373,000 over 2003. The decline in cash and cash equivalents resulted from a drop in federal funds sold.

Loans

Gross loans grew from $172,052,000 in 2003, to $210,827,000 in 2004, an increase of $38,775,000, or 23%. Mortgage loans held for sale in 2004 were $1,508,000, compared to $1,077,000 in 2003, an increase of $431,000. Most of the net loan growth in 2004 was in 1-4 family residential real estate, construction and commercial (non-real estate) loans. Loans secured by 1-4 family real estate increased $15,771,000, while commercial (non-real estate) loans increased by $8,303,000. Construction loans secured by real estate increased $12,264,000, or 51% over 2003. In 2004, $170,692,000, or 81% of total loans consisted of construction, 1-4 family residential, commercial, and multifamily loans secured by real estate. As of year-end 2004, $36,241,000, or 17.2% of total loans were construction loans secured by real estate. Loans secured by 1-4 family residential real estate were $67,844,000, or 32.2% to total loans at December 31, 2004. Commercial loans secured by real estate were $66,319,000, or 31.4% of total loans. Commercial, financial and agriculture loans totaling $30,068,000 make up 14.3% of total loans. Consumer loans for 2004 were $9,597,000 or 4.5% of total loans. Other loans totaled $758,000 or .4% of total loans.

Of the total loans of $210,827,000 in the portfolio as of year-end 2004, approximately $112,062,000, or 53% are variable rate loans and approximately $98,765,000 are fixed rate loans.

On December 31, 2004 the Company’s loan to deposit ratio (including mortgage loans held for sale) was 94.89%, compared to 88.68% in 2003. The loan to asset ratio (including mortgage loans held for sale) was 82.51% for 2004, compared to 79.65% in 2003. Management expects loan demand to remain strong, especially in commercial loans. Management currently anticipates the loan-to-deposit ratio to remain in the range of approximately 85%-95% during the coming year with the loan-to-asset ratio expected to be between 75%-85%.

Securities

At December 31, 2004, the Company owned $27,867,000 in securities, compared to $29,181,000 in 2003. The net unrealized losses on securities for 2004 were $79,000. At year-end 2004, $16,932,000, or 60.7% of total securities were U S government agencies. Mortgage-backed securities consisted of $4,416,000 or 15.8% of total securities. Other debt securities totaled $3,061,000, or 11.0% of the portfolio, while state and municipals totaled 3,138,000, or 11.3%, and equity securities totaled $320,000 or 1.2% of total securities. Total securities decreased in 2004 by $1,314,000. The decrease in securities resulted from utilizing the maturing investment proceeds to fund new loans at higher yields. The Company’s investment portfolio is used to provide yield, liquidity and for pledging purposes to secure public fund deposits.

The bank owned mortgage back securities in one of the lowest rate environments in history. Any refinancing on mortgage backs would have been taken during the low rate environment. As a result, rates are increasing and prepayment risk to the bank is minimal.

Premises and Equipment
The Bank’s purchased $4,567,000 in fixed assets in 2004. Depreciation expenses in 2004 on fixed assets were $259,000. In 2004, fixed assets net of depreciation increased $4,308,000. The increase in fixed asset purchases consisted of 6.46 acres of land totaling $2,759,000. The bank expects to build a branch on one tract of land and in the future sell the remaining tracts. In 2004, construction began on the Banks new operation building. Total expected expenses for the operation building is $1,602,000 and will be completed in early 2005. Rent expense was $99,000 in 2004, compared to $88,000 in 2003. The increase was due to the lease increase on the downtown branch and a full year of lease expense in the loan production office in Williamson County.

Deposits

Total deposits were $223,778,000 at December 31, 2004, compared to $195,239,000 at December 31, 2003. At year-end 2004, $20,856,000, or 9.3% of the Bank’s total deposits were in noninterest-bearing demand accounts. Interest bearing demand accounts were $48,130,000 or 21.5% of total deposits. Interest-bearing demand accounts decreased $8,085,000 in 2004 which was caused mainly by the public fund entities utilizing their funds and a large deposit customer funding investment opportunities. In 2003, customers chose to maintain flexibility and leave the funds in money market accounts rather than certificates of deposit due to the low rate environment. Savings accounts total $9,936,000 or 4.4% of total deposits. The majority of the deposits continue to be in time deposits. Time deposits (certificate of deposits and IRAs) total $144,856,000, or 64.7% of total deposits. Time deposits greater than $100,000 were $60,972,000 and time deposits less than $100,000 were $83,884,000 in 2004. Time deposits less than $100,000 increased by $21,543,000 from 2003. The increase in time deposits less than $100,000 was from national market time deposits and broker time deposits. At December 31, 2004, national market time deposits totaled $40,778,000, with a weighted average rate of 2.68%. Total broker time deposits were $5,368,000 at December 31, 2004 with a weighted rate of 2.53%. The Bank has $132,658,000 in time deposits maturing within two years. $5,368,000 of those time deposits maturing within two years are brokered deposits. Time deposits maturing within one year were $113,849,000 or 79% of total time deposits. The weighted average cost of all deposit accounts was 2.06% in 2004. The weighted average rate on time deposits was 2.53%. Management expects to seek short-term time deposit funding to match variable rate loans. The Bank has increased its marketing efforts to increase its core deposit growth. The Bank has introduced a new marketing campaign on the free checking account product, and has expanded into Williamson County to access lower cost business accounts. These efforts, if successful, will reduce interest rate risk.

Subordinated Debentures

The Company established a Trust which issued a $3,000,000 floating rate trust preferred security as a part of a private offering in 2002. The Trust can redeem the securities any time after September 30, 2007. The interest is paid quarterly and the interest rate resets quarterly. The interest rate is the New York Prime plus 50 bases points. The trust preferred security maturity date is December 31, 2032. The Company issued $3,000,000 of subordinated debentures to the Trust which is counted as tier 1 capital for regulatory purposes. The proceeds from this offering were utilized to increase the Bank’s capital by $3,000,000.

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

Liquidity

Community First’s liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the years ended December 31, 2004 and 2003:

	Year ended December 31
	2004	2003
Net income	$2,132	$1,264
Adjusted to reconcile net income to net cash from operating activities	913	3,019

Net cash from operating activities	3,045	4,343
Net cash from investing activities	(42,941)	(50,106)
Net cash from financing activities	37,523	42,480

Net change in cash and cash equivalents	(2,373)	(3,283)

Cash and cash equivalents at beginning of period	11,613	14,896

Cash and cash equivalents at end of period	$9,240	$11,613

The adjustments to reconcile net income to net cash from operating activities consist mainly of the origination and sale of mortgage loans and provision for loan losses. Significant components of investing activities during 2004 were net loan originations of $39.4 million and purchase of securities available for sale of $17.6 million, offset by the proceeds from the maturities and redemptions of securities available for sale of $17.0 million. Significant components of investing activities during 2003 were net loan originations of $39.0 million and purchases of securities available for sale of $38.1 million, offset by the proceeds from the maturities and redemptions of securities available for sale of $25.0 million.

Cash flows from financing activities during 2004 included net deposit inflows of $28.5 million and proceeds from issuance of common stock of $6.0 million and proceeds from Federal Home Loan Bank of $3.0 million. Financing activities during 2003 included net deposit inflows of $43.4 million and payments on Federal Home Loan Bank advances of $1.0 million.

Liquidity refers to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the Statement of Cash Flows, the Company’s main sources of cash flow are from receiving deposits from its customers, and to a lesser extent, repayment of loan principal and interest income on loans and securities.

The primary uses of cash are lending to Community First’s borrowers, and investing in securities and short-term interest-earning assets. In 2004, deposit growth kept pace with loan demand. The Bank had $11,000,000 in surety bonds and $7,000,000 in FHLB letters of credit to secure public deposits. Surety bonds and FHLB letters of credit were used to keep the Bank’s security portfolio available for liquidity purposes. Other potential sources of liquidity include the sale of securities available for sale from the Bank’s securities portfolio, the sale of loans held for sale, Federal Home Loan Bank advances, acquiring national market time deposits, acquiring broker time deposits or the purchase of federal funds, or repurchase agreements.

Community First considers its liquidity sufficient to meet its outstanding short and long-term needs. Community First expects to be able to fund or refinance, on a timely basis, it material commitments and long-term liabilities.

Off-Balance Sheet Arrangements

At December 31, 2004, the Company had unfunded loan commitments outstanding of $29,527,000 and unfunded lines of credit and letters of credit of $3,490,000. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiaries have the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiaries could sell participations in these or other loans to correspondent banks.

Capital Resources

The Company’s total shareholders’ equity at December 31, 2004 was $21,452,000 compared to $13,445,000 in December 31, 2003. The increase of $8,007,000 was the result of 2003 net income of $2,132,000, and the issuance of 98,018 shares of common stock under the stock option plan of $1,233,000 including a tax benefit of $303,000 arising from the stock options exercised. Also net proceeds from the issuance of 180,000 shares of common stock was $4,448,000. The increase in shareholders’ equity was partially offset by the change in unrealized gains on securities available for sale.

As of December 31, 2004 and December 2003, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. The total capital to risk-weighted assets ratio for the Company and the Bank was 12.52% and 12.16%. Tier-1 to risk weighted assets ratio for the Company and the Bank was 11.33% and 10.91%. Tier 1 to average asset ratio for the Company and the Bank was 9.63% and 9.33%. The subordinated debentures, issued in 2002, increased tier 1 capital, giving the Bank the opportunity to continue its asset growth.

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

Interest Rate Sensitivity

Management uses a gap simulation model that takes cash flows into consideration. These include mortgage backed securities, loan prepayments and it also takes into effect expected calls on securities. Non-maturing balances such as money markets, savings, and now accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by the reviewing the Bank’s pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis used the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest bearing deposits that are actually repriceable within a year. Our cumulative one year gap position at for December 31, 2004 was 14.15% of total assets. Our policy states that our one-year cumulative gap should not exceed 15% of total assets.

At year-end 2004, approximately $168,857,000 of $243,848,000 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $152,021,000 or 72% of total loans. The Bank has $4,723,000 loans maturing or repricing after five years. As of December 31, 2004, the Bank has approximately $243,848,000 of earning assets and $113,849,000 in time deposits maturing or repricing within one year.

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

December 31, 2004
Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease in net interest income)	6.32%	3.19%	(3.36%)	(6.89%)

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

December 31, 2004
Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease in equity at risk)	(3.2%)	(1.5%)	1.3%	2.3%

One of management’s objectives in managing the Bank’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities. Management believes that interest rates will increase this coming year.

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

	(In Thousands of Dollars)
	December 31, 2004			December 31, 2003			Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate (1)	Total

Gross loans (2 and 3)	$193,621	6.08%	$11,773	$149,246	6.26%	$9,338	$2,776	$(341)	$2,435

Securities available for sale	30,236	2.51%	759	24,422	2.42%	592	141	26	167

Federal funds sold and other	4,891	1.25%	61	6,423	1.09%	70	(17)	8	(9)

Total interest-earning assets	228,748	5.51%	$12,593	180,091	5.55%	$10,000	$2,900	(307)	2,593

Cash and due from banks	4,865			4,331
Other nonearning assets	6,496			5,242
Allowance for loan losses	(2,468)			(1,943)

Total assets	$237,641			$187,721

Deposits:
NOW & money market investments	$53,606	1.12%	$602	$49,631	1.34%	$665	$53	$(116)	$(63)
Savings	8,858	1.03%	91	6,024	1.13%	68	32	(9)	23
Time deposits $100,000 and over	55,142	2.52%	1,392	37,548	3.87%	1,453	681	(742)	(61)
Other time deposits	69,447	2.53%	1,760	56,987	2.18%	1,240	271	249	520

Total interest-bearing deposits	187,053	2.06%	3,845	150,190	2.28%	3,426	1,037	(618)	419

Other borrowings	10,602	4.03%	427	8,952	4.39%	393	72	(38)	34

Total interest-bearing liabilities	197,655	2.16%	4,272	159,142	2.40%	3,819	1,109	(656)	453

Noninterest-bearing liabilities	21,234	—	—	16,068	—	—	—	—	—

Total liabilities	218,889			175,210

Shareholders’ equity	18,752			12,511

Total liabilities and shareholders’ equity	$237,641			$187,721

Net interest income			$8,321			$6,181	$1,791	$349	$2,140

Net interest margin (4)		3.64%			3.43%

1	Changes in interest income and expense not due solely to balance or rate changes are included in the rate category

2	Interest income includes fees on loans of $622,000 in 2004 and $490,000 in 2003

3	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

4	Net interest income to average interest-earning assets.

	(In Thousands of Dollars)
	December 31, 2003			December 31, 2002			Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate (1)	Total

Gross loans (2 and 3)	$149,246	6.26%	$9,338	$114,214	7.04%	$8,037	$2,465	$(1,164)	$1,301

Securities available for sale	24,422	2.42%	592	18,816	4.47%	842	251	(501)	(250)

Federal funds sold and other	6,423	1.09%	70	4,928	1.58%	78	24	(32)	(8)

Total interest-earning assets	180,091	5.55%	$10,000	137,958		$8,957	$2,740	(1,697)	1,043

Cash and due from banks	4,331			3,861
Other nonearning assets	5,242			6,159
Allowance for loan losses	(1,943)			(1,515)

Total assets	$187,721			$146,463

Deposits:
NOW & money market investments	$49,631	1.34%	$665	$36,093	1.90%	$687	$258	$(280)	$(22	)(4)
Savings	6,024	1.13%	68	4,129	1.74%	72	33	(37)	105
Time deposits $100,000 and over	37,548	3.87%	1,453	32,482	4.15%	1,348	210	(105)	(186)
Other time deposits	56,987	2.18%	1,240	41,354	3.45%	1,426	539	(725))

Total interest-bearing deposits	150,190	2.28%	3,426	114,058	3.10%	3,533	1,040	(1,147)	(107)

Other borrowings	8,952	4.39%	393	7,277	4.18%	304	70	19	89

Total interest-bearing liabilities	159,142	2.40%	3,819	121,335	3.16%	3,837	1,110	(1,128)	(18)

Noninterest-bearing liabilities	16,068		—	13,294	—	—	—	—	—

Total liabilities	175,210			134,629

Shareholders’ equity	12,511			11,834

Total liabilities and shareholders’ equity	$187,721			$146,463

Net interest income			$6,181			$5,120	$1,630	$(569)	$1,061

Net interest margin (4)		3.43%			3.71%

1	Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

2	Interest income includes fees on loans of $490,000 in 20032 and $362,000 in 2002.

3	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

4	Net interest income to average interest-earning assets

Investment Portfolio

The carrying value of securities at December 31 is summarized as follows:

Category	December 31
	2004	2003	2002
	(In Thousands)
Available for sale:
U.S. Government and federal agency	$16,932	$20,251	$14,635
Mortgage-backed securities	4,416	5,956	2,204
State and municipals	3,138	152	—
Other debt securities	3,061	2,586	1,498
Equity securities	320	236	226

Total	$27,867	$29,181	$18,563

The following table presents the carrying value by maturity distribution of the investment portfolio along with weighted average yields thereon as of December 31, 2004:

	Within	1-5	5-10	Beyond
	1 Year	Years	Years	10 Years	Total
	($ in thousands)
U.S. Government and federal agency	$9,979	$6,953	$—	$—	$16,932
State and municipals	—	—	—	3,137	3,137
Other debt securities	—	—	—	3,061	3,061

Total debt securities	$9,979	$6,953	$—	$6,198	$23,130

Weighted average yield (tax equivalent)	2.28%	6.15%	0%	4.55%	4.38%

Mortgage-backed and equity securities					$4,416

Weighted average yield					3.72%

Loan Portfolio

The following table presents various categories of loans contained in the Bank’s loan portfolio for the periods indicated and the total amount of all loans for such period:

	2004	2003	2002	2001	2000
Real estate
Construction	$36,241	$23,977	$28,897	$18,710	$10,217
1-4 family residential	67,844	52,073	39,067	26,915	16,054
Commercial	66,319	63,513	36,315	26,377	1,636
Other	288	486	376	—	209
Commercial, financial and agricultural	30,068	21,765	18,918	15,579	29,652
Consumer	9,597	9,778	9,262	9,429	8,968
Other	470	460	371	289	138

Total loans	$210,827	172,052	133,206	97,299	66,874

Allowance for loan losses	(2,740)	(2,249)	(1,773)	(1,328)	(897)

Total (net of allowance)	$208,087	$169,803	$131,433	$95,971	$65,977

The following is a presentation of an analysis of maturities of loans as of December 31, 2004:

	Due in 1	Due in 1	Due after
Type of Loan	year or less	to 5 years	5 Years	Total
	($ in thousands)
Commercial, financial and agricultural	$22,835	$53,785	$19,767	$96,387
Real estate-construction	24,746	8,694	2,801	36,241

Total	$47,581	$62,479	$22,568	$132,628

The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2003 (in thousands):

Loans due after 1 year with predetermined interest rates	$45,905

Loans due after 1 year with floating interest rates	$39,142

Asset Quality

The following table presents information regarding nonaccrual, past due and restructured loans at the dates indicated:

Loans accounted for on a non-accrual basis:

	December 31,
	2004	2003	2002	2001	2000
	($ in thousands)
Number	10	7	3	11	1
Amount	$905	$533	$28	$58	$13

Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:
Number	0	9	7	6	1
Amount	$0	$307	$407	$801	$1

Loans defined as “troubled debt restructurings”
Number	—	—	—	—	—
Amount	$—	$—	$—	$—	$—

As of December 31, 2004, there are no loans classified by management as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

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

Non performing loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans. We had nonperforming loans totaling $905,000 at December 31, 2004, compared to $840,000 at December 31, 2003. The nonperforming loans at December 31, 2004 represented 10 loans in which one customer with four loans totaled $391,669. The Bank has allocated $50,000 for this borrower in allocation computation. The nonperforming loans at December 31, 2003 represented 7 loans with the largest a commercial real estate loan where the borrower filed bankruptcy. This loan ($469,000) is secured by three pieces of commercial property. A charge off of $16,690 was taken on this loan in 2004. The remaining loans in 2003 was small consumer loans. The nonperforming loan total at year-end 2002 consisted of one loan, secured by residential real estate, which was place on non-accrual status during the third quarter of 2002. For the years ended December 31, 2004, 2003 and 2002 the accrued interest that would have been collected on non-accrual loans was not material to the financial condition or results of operations of the Company.

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

Summary of Loan Loss Experience

An analysis of the Bank’s loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses (in thousands):

			December 31,
	2004	2003	2002	2001	2000
Balance at beginning of period	$2,249	$1,773	$1,328	$897	$360

Charge-offs:
Commercial, financial and agricultural	(66)	—	(55)	(13)	(15)
Real Estate-construction	—	—	—	—	—
Real Estate-1 to 4 family residential	(7)	(30)	(144)	(35)	—
Real Estate-commercial	—	0	—	(24)	—
Consumer and other loans	(179)	(130)	(72)	(107)	(45)

	(252)	(160)	(271)	(179)	(60)

Recoveries:
Commercials, financials and agriculture	—	2	7	—	—
Real Estate-construction	—	—	—	—	—
Real Estate-1 to 4 family residential	6	1	—	—	—
Real Estate-commercial	—	—	—	—	—
Consumer and other loans	17	19	26	17	1

	23	22	33	17	1

Net Charge-offs	(229)	(138)	(238)	(162)	(59)

Provision for loan losses	720	614	683	593	596

	December 31,
	2004	2003	2002	2001	2000
Balance at end of period	$2,740	$2,249	$1,773	$1,328	$897

Ratio of net charge-offs during the period to average loans outstanding during the period	0.12%	0.09%	0.2%	0.2%	.1%

Summary of Loan Loss Experience (Continued)

At December 31, 2004 and 2003 the allowance was allocated as follows (in thousands):

	2004		2003
		Percentage of		Percentage of
		loans in each		loans in each
		category to		category to
	Amount	total loans	Amount	total loans
Commercial, financial and agricultural	$379	14%	$275	13%
Real estate-construction	494	17%	354	14%
Real estate-1 to 4 family residential	818	32%	604	30%
Real estate-commercial	925	32%	892	37%
Consumer and other loans	124	5%	124	6%

Total	$2,740	100%	$2,249	100%

At December 31, 2002 and 2001 the allowance was allocated as follows (in thousands):

	2002		2001
		Percentage of		Percentage of
		loans in each		loans in each
		category to		category to
	Amount	total loans	Amount	total loans
Commercial, financial and agricultural	$355	14%	$265	45%
Real estate-construction	177	22%	133	15%
Real estate-1 to 4 family residential	266	29%	200	24%
Real estate-commercial	354	27%	265	2%
Consumer and other loans	621	8%	465	14%

Total	$1,773	100%	$1,328	100%

At December 31, 2000 the allowance was allocated as follows (in thousands):

	2000
		Percentage of
		loans in each
		category to
	Amount	total loans
Commercial, financial and agricultural	$179	45%
Real estate-construction	90	15%
Real estate-1 to 4 family residential	135	24%

	2000
		Percentage of
		loans in each
		category to
	Amount	total loans
Real estate-commercial	179	2%
Consumer and other loans	314	14%

Total	$897	100%

Allowance For Loan Losses

In considering the adequacy of the Bank’s allowance for loan losses, management has focused on the fact that as of December 31, 2004, 81% of outstanding loans are secured by real estate. The Bank’s consumer loan portfolio is also well secured, and as such, does not, in management’s opinion involve more than normal credit risk.

Although the Bank’s loan portfolio is concentrated in middle Tennessee, management does not believe this geographic concentration presents an abnormally high risk.

Deposits

The following tables present, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories (in thousands):

	Year Ended December 31,
	2004		2003		2002
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Amount	Paid	Paid	Paid	Paid	Paid
Noninterest-bearing demand deposits	$20,518	Not applicable	$15,032	Not applicable	$11,328	Not applicable
Interest-bearing demand accounts	53,606	1.12%	49,631	1.34%	36,093	1.90%
Savings deposits	8,858	1.03%	6,024	1.13%	4,129	1.74%
Time deposits	124,589	2.53%	94,535	2.85%	73,836	3.75%

The following table indicates amount outstanding of time certificates of deposit of $100,000 or more and respective maturities as of December 31, 2003 (in thousands):

3 months or less	$18,987
3-12 months	31,557
over 12 months	10,428

Total	$60,972

Return on Equity and Assets

Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

	2004	2003	2002
Return on average assets	.90%	.67%	.51%
Return on average equity	11.37%	10.10%	6.34%
Average equity to average assets ratio	7.89%	6.66%	8.08%
Dividend payout ratio	—	—	—

Short-Term Borrowings

The Company has no short-term borrowings.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company, together with the Report of Independent Registered Public Accounting Firm thereon, are included in Exhibit 7 of this Annual Report on Form 10-KSB:

•	Balance Sheets as of December 31, 2004 and 2003

•	Statements of Operations for the two years ended December 31, 2004

•	Statements of Changes in Shareholders’ Equity for the two years ended December 31, 2004

•	Statements of Cash Flows for the two years ended December 31, 2004

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in accountants or disagreements with accountants on accounting or financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Community First, Inc.’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c)/15d-14(d) under the Securities Exchange Act of 1934). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Community First, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B. OTHER INFORMATION

None

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Information relating to the Directors and Executive Officers of the Company is set forth under the caption “Proposal 1: Election of Directors” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held April 26, 2005 (the “Proxy Statement”) and is incorporated by reference herein.

The Company has adopted a code of conduct for its senior executive and financial officers (the “Code of Conduct”), a copy of which is available under the “Disclosures” section on the Company’s website at www.cfbk.com. The Company will make any legally required disclosures regarding amendments to or waivers of, provisions of its Code of Conduct on its website at www.cfbk.com.

The information required by this item with respect to the Company’s audit committee is incorporated herein by reference to the Section entitled “Proposal 1: Election of Directors – Meetings and Committees of the Board of Directors” in the Proxy Statement.

The information required by this item with respect to compliance with Section 16 (a) of the Exchange Act is incorporated herein by reference to the Section entitled “Introduction – Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

ITEM 10. EXECUTIVE COMPENSATION

Information relating to executive compensation is set forth under the caption “Proposal 1: Election of Directors – Director Compensation” in the Proxy Statement and under the caption “Proposal 1: Election of Directors – Executive Compensation and Other Information” in the Proxy Statement, under the caption “Proposal 1: Election of Directors – Certain Relationships and Related Transactions” in the Proxy Statement and under the caption “Proposal 1: Election of Directors – Agreements with Executives” in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information regarding ownership of the Company’s Common Stock by certain persons is set forth under the captions “Voting Securities and Principal Holders Thereof”, “Proposal 1: Election of Directors” and “Proposal 3: Adoption of the Community First, Inc. 2005 Stock Incentive Plan – Equity Compensation Plan Information” in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain transactions between the Company and Directors, executive officers and certain shareholders, and their affiliates, is set forth under the caption “Proposal 1 - Election of Directors – Certain Relationships and Related Transactions” in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 13. EXHIBITS

See Exhibit Index following the signature pages.

ITEM 14. PRINCIPAL ACCOUNTANTS FEES AND SERVICES

Information required by this term is incorporated herein by reference to the section entitled “Proposal 1: Election of Directors – Relationship with Independent Auditors” in the Proxy Statement.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FIRST, INC.

Date: March 31, 2005	By:	/s/ Marc R. Lively

Marc R. Lively
President and Chief Executive Officer

	By:	/s/ Dianne Scroggins

Dianne Scroggins
Chief Financial Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 31, 2005.

Signature	Title
/s/ Eslick Ewing Daniel, M.D.	Chairman of the Board
Eslick Ewing Daniel, M.D.

/s/ Marc R. Lively	President and Chief Executive Officer and Director
Marc R. Lively

/s/ Dianne Scroggins	Chief Financial Officer
Dianne Scroggins

/s/ Fred C. White	Director
Fred C. White

/s/ Roger Witherow	Director
Roger Witherow

/s/ Bernard Childress	Director
Bernard Childress

Signature	Title
/s/ Stephen Walker	Director
Stephen Walker

/s/ Randy Maxwell	Director
Randy Maxwell

/s/ H. Allen Pressnell, Jr.	Director
H. Allen Pressnell, Jr.

/s/ Dinah C. Vire	Director
Dinah C. Vire

/s/ Vasant Hari	Director
Vasant Hari

EXHIBIT INDEX

Exhibit No	Description
3.1	Charter of Incorporation (Incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10-QSB for the quarterly period ended September 30, 2002)

3.2	Amended and Restated By-laws (Incorporated herein by reference to the Current Report on Form 8-K filed on March 21, 2005)

10.1	Community First Inc. Stock Option Plan (Incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31, 2003)

10.2	Form of Management Stock Option Agreement pursuant to the Company’s Stock Option Plan*

10.3	Form of Organizers Stock Option Agreement pursuant to the Company’s Stock Option Plan*

10.4	Form of Employee Stock Option Agreement pursuant to the Company’s Stock Option Plan*

10.5	Deferred Compensation Master Plan Agreement

10.6	Employment Agreement between Marc Lively and the Company (Incorporated herein by reference to the Current Report on Form 8-K filed on September 23, 2004)

11.1	Statement re: computation of per share earnings

13.1	Consolidated Financial Statements

23.1	Consent of Independent Auditors

31.1	Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of CFO Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350 – Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 – Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31, 2003