Form 10KSB/A
period 2004-12-31
COMMUNITY FIRST INC
filed 2005-05-13
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20429

Amendment No. 1
to

FORM 10-KSB/A

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

Explanatory Note

     This Amendment No. 1 to our Annual Report on Form 10-KSB for the year ended December 31, 2004 that was filed with the Securities and Exchange Commission on March 31, 2005 is being filed to amend the Form 10-KSB as follows:

•	Under Item 6 on page 24, to change the total expected expenses for the construction of a branch location in Williamson County, TN from $1,602,000 to $1,805,000;

•	Under Item 7 on page 37, to change the exhibit reference to our consolidated financial statements from Exhibit 7 to Exhibit 13.1;

•	Under Item 7 on page 1 of Exhibit 13.1, to change the year reference for our consolidated financial statements from 2003 and 2002 to 2004 and 2003, respectively;

•	Under Item 7 on page 14 of Exhibit 13.1, to change the total expected expenses number as set forth in the first bullet above and to change the purchase price for the land on which the branch location is to be constructed from $1,805,000 to $2,759,000; and

•	Under Item 8A on page 37, to remove a knowledge qualifier.

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

Premises and Equipment
The Bank’s purchased $4,567,000 in fixed assets in 2004. Depreciation expenses in 2004 on fixed assets were $259,000. In 2004, fixed assets net of depreciation increased $4,308,000. The increase in fixed asset purchases consisted of 6.45 acres of land totaling $2,759,000. The bank expects to build a branch on one tract of land and in the future sell the remaining tracts. In 2004, construction began on the Banks new operation building. Total expected expenses for the operation building is $1,805,000 and will be completed in early 2005. Rent expense was $99,000 in 2004, compared to $88,000 in 2003. The increase was due to the lease increase on the downtown branch and a full year of lease expense in the loan production office in Williamson County.

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

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company, together with the Report of Independent Registered Public Accounting Firm thereon, are included in Exhibit 13.1 of this Annual Report on Form 10-KSB:

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

ITEM 8A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Community First, Inc.’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c)/15d-14(d) under the Securities Exchange Act of 1934). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by Community First, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

COMMUNITY FIRST, INC.

Date: May 13, 2005	By:	/s/ Marc R. Lively

Marc R. Lively
President and Chief Executive Officer

	By:	/s/ Dianne Scroggins

Dianne Scroggins
Chief Financial Officer

EXHIBIT INDEX

Exhibit No	Description
3.1	Charter of Incorporation (Incorporated herein by reference to Exhibit 3.1 of the Company’s Form 10-QSB for the quarterly period ended September 30, 2002)

3.2	Amended and Restated By-laws (Incorporated herein by reference to the Current Report on Form 8-K filed on March 21, 2005)

10.1	Community First Inc. Stock Option Plan (Incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31, 2003)

10.2	Form of Management Stock Option Agreement pursuant to the Company’s Stock Option Plan*

10.3	Form of Organizers Stock Option Agreement pursuant to the Company’s Stock Option Plan*

10.4	Form of Employee Stock Option Agreement pursuant to the Company’s Stock Option Plan*

10.5	Deferred Compensation Master Plan Agreement**

10.6	Employment Agreement between Marc Lively and the Company (Incorporated herein by reference to the Current Report on Form 8-K filed on September 23, 2004)**

11.1	Statement re: computation of per share earnings**

13.1	Consolidated Financial Statements

23.1	Consent of Independent Auditors

31.1	Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of CFO Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350 – Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 – Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31, 2003
**	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31, 2004 previously filed on March 31, 2005