Form 10QSB
period 2005-03-31
COMMUNITY FIRST INC
filed 2005-05-13
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD ___________ TO ___________

Commission File Number 000-49966

COMMUNITY FIRST, INC.

(Exact Name of Small Business Issuer as Specified in its Charter)

Tennessee	04-3687717

(State of Incorporation)	(I.R.S. Employer Identification No.)

501 South James M. Campbell Blvd.
Columbia, Tennessee	38401

(Address of Principal Executive Offices)	(Zip Code)

(931) 380-2265

(Issuer’s Telephone Number, Including Area Code)

None

(Former Name, Address and Fiscal Year, if Changed Since Last Report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

2,866,848

(Outstanding shares of the issuer’s common stock as of May 13, 2005)

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☑

COMMUNITY FIRST, INC.

Item 1. Financial Statements

Community First, Inc.

Balance Sheets

	(Unaudited)
	March 31,	December 31,
($ amounts in thousands except share data)	2005	2004

Assets

Cash and due from banks	$5,152	5,383
Federal funds sold	5,078	3,857

Cash and cash equivalents	10,230	9,240
Securities available-for-sale	26,557	27,867
Mortgage loans held for sale	1,417	1,508
Loans	221,880	210,827
Allowance for loan losses	(2,822)	(2,740)

Loans, net	219,058	208,087

Premises and equipment	8,038	7,948
Federal Home Loan Bank stock	587	581
Accrued interest receivable	1,058	941
Other assets	1,490	1,170

	$268,435	257,342

Liabilities and Shareholders’ Equity

Deposits:
Noninterest-bearing	$21,165	20,856
Interest-bearing	213,100	202,922

Total deposits	234,265	223,778

Federal Home Loan Bank advances	8,000	8,000
Subordinated debentures	3,000	3,000
Accrued interest payable	761	615
Other liabilities	493	497

Total liabilities	246,519	235,890

Shareholders’ equity:
Common stock, no par value. Authorized 5,000,000 shares; issued 2,865,848 shares at March 31, 2005 and 2,865,848 shares at December 31, 2004	17,563	17,563
Retained earnings	4,524	3,938
Accumulated other comprehensive income (loss)	(171)	(49)

Total shareholders’ equity	21,916	21,452

	$268,435	257,342

Community First, Inc.

Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31
($ amounts in thousands except earnings per share)	2005	2004

Interest income:
Loans, including fees	3,371	2,646
Securities-taxable	214	169
Federal funds sold	17	18
Other	1	1

Total interest income	3,603	2,834

Interest expense:
Deposits	1,223	883
FHLB Advances and federal funds purchased	74	55
Other	44	35

Total interest expense	1,341	973

Net interest income	2,262	1,861
Provision for loan losses	123	138

Net interest income after provision for loan losses	2,139	1,723

Noninterest income:
Service charges on deposit accounts	360	372
Mortgage banking activities	84	102
Other	46	43

Total other income	490	517

Noninterest expenses:
Salaries and employee benefits	836	689
Occupancy expense	94	65
Other	821	772

Total other expenses	1,751	1,526

Income before income taxes	878	714
Income taxes	292	274

Net income	586	440

Other comprehensive income:
Unrealized gains (losses) on securities, net	(122)	(19)

Comprehensive income	464	421

Earnings per share
Basic	.20	.17
Diluted	.20	.16

Weighted average shares outstanding
Basic	2,865,848	2,546,592
Diluted	2,958,138	2,667,702

Community First, Inc.

Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31
($ amounts in thousands )	2005	2004

Cash flows from operating activities:
Net income	$586	440
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	131	182
Mortgage loans originated for sale	(3,775)	(4,372)
Proceeds from sale of mortgage loans	3,950	4,660
Gain on sale of loans	(84)	(102)
Provision for loan losses	123	138
FHLB stock dividends	(6)	(4)
Net change in accrued income receivable	(117)	(90)
Net change in accrued income payable	146	147
Other, net	(148)	(109)

Net cash from operating activities	806	890

Cash flows from investing activities:
Maturities and redemptions of securities available-for-sale	1,500	1,000
Purchases of securities available-for-sale	(663)	(5,006)
Principal payments on securities available-for-sale	259	294
Net increase in loans	(11,197)	(10,667)
Purchases of premises and equipment	(202)	(41)

Net cash from investing activities	(10,303)	(14,420)

Cash flows from financing activities:
Increase in deposits	10,487	5,663
Increases in FHLB advances	0	0
Proceeds from issuance of common stock	0	4,720

Net cash from financing activities	10,487	10,383

Net increase in cash	990	(3,147)
Cash and cash equivalents at beginning of period	9,240	11,613

Cash and cash equivalents at end of period	$10,230	8,466

Cash payments for interest	$1,194	826
Cash payments for income taxes	193	389

Transfer from loans to repossessed assets	103	0

COMMUNITY FIRST, INC.

Notes to Financial Statements
March 31, 2005
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

A public offering of 360,000 shares of common stock was completed in the first quarter of 2004. The Company used most of the net proceeds of this offering to increase the capital of the Bank.

In the opinion of management, the financial statements contain all adjustments necessary to summarize fairly the financial position of the Company as of March 31, 2005, the results of operations for three months ended March 31, 2005, and cash flows for the three months ended March 31, 2005. The interim financial statements should be read in conjunction with the notes to the financial statements presented in the Company’s December 31, 2004, financial statements. The results for interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.

EARNINGS PER SHARE

On April 26, 2005, the Board of Directors declared a two-for-one stock split to shareholders of record on May 9, 2005, payable May 9, 2005, in the form of a 100% stock dividend. All references to common shares and earnings and dividends per share have been restated to reflect the stock split as of the beginning of the earliest period presented.

COMMUNITY FIRST, INC.
Notes to Financial Statements
March 31, 2005
(Unaudited)

ALLOWANCE FOR LOAN LOSS

Transactions in the allowance for loan losses were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2005	March 31, 2004
	(In Thousands)	(In Thousands)

Beginning Balance	$2,740	$2,249

Add (deduct):
Losses charged to allowance*	(61)	(38)
Recoveries credited to allowance	20	11
Provision for loan losses	123	138

Ending Balance	$2,822	$2,360

*	$55,000 of charge-offs are related to installments, commercial and other loans in 2005, while $6,000 are related to overdraft courtesy accounts in 2005.

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

The Financial Accounting Standards Board (FASB) recently issued new accounting standards on share-based payments (FAS 123R). FAS 123R requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or

COMMUNITY FIRST, INC.
Notes to Financial Statements
March 31, 2005
(Unaudited)

STOCK COMPENSATION (continued)

modified after first quarter or year beginning after December 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $234,531 in 2006. There will be no significant effect on the Company’s financial position as total equity will not change.

	For Three Months
	Ended March 31,
	2005	2004

Net income as reported	$586	$440
Deduct: Stock-based compensation expense Determined under fair value method	68	48

Pro forma net income	$518	$392

Basic earnings per share as reported	$0.20	$0.17
Pro forma basic earnings per share	$0.18	$0.15

Diluted earnings per share as reported	$0.20	$0.16
Pro forma diluted earnings per share	$0.18	$0.15

No options were granted for the three month periods ended March 31, 2005 and 2004.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

The following discussion compares the financial condition of Community First, Inc. (the “ Company”) at March 31, 2005, to December 31, 2004, and the results of operations for the three months ended March 31, 2005 and 2004. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2005

CRITICAL ACCOUNTING POLICIES (continued)

repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and, accordingly, they are not separately identified for impairment disclosures.

FINANCIAL CONDITION

Total assets as of March 31, 2005 increased 4%, or $11,093,000, to $268,435,000, compared with $257,342,000 at December 31, 2004. The primary reason for the increase in total assets was strong loan demand, which resulted in significant loan growth in the first quarter of 2005. The increase in total assets was funded primarily by the Company’s continuing growth of new deposit accounts, as well as obtaining national market time deposits, and public fund deposits. Cash and cash equivalents increased $990,000 to $10,230,000 at March 31, 2005 from $9,240,000 at December 31, 2004.

Total gross loans at March 31, 2005, were $221,880,000, compared to $210,827,000 at December 31, 2004, an increase of $11,053,000. Most of the net loan growth in the first quarter of 2005 was in 1-4 family residential real estate, construction and real estate commercial loans. Loans secured by 1-4 family real estate increased $1,552,000, while real estate construction loans increased $5,867,000 and commercial real-estate increased $1,884,000.

As of March 31, 2005, $68,203,000 or 31% of total loans were commercial loans secured by real estate. Loans secured by 1-4 family residential real estate were $69,396,000 or 31% of total loans. Commercial, financial and agriculture loans were $30,904,000 or 14% of total loans. Construction loans secured by real estate were $42,108,000 or 19% of total loans and consumer loans were $9,787,000 or 4% of total loans. Other loans totaled $1,482,000 or 1% of total loans. There were $1,417,000 in mortgage loans held for sale at March 31, 2005, compared with $1,508,000 at December 31, 2004.

Management anticipates that loan demand will remain strong, especially in commercial loans during the remainder of 2005. The loan-to-deposit ratio (including mortgage loans held for sale as of March 31, 2005) was 95.3%, compared to 94.9% at December 31, 2004, and the loan-to-assets ratio (including mortgage loans held for sale) was 83.2% at March 31, 2005, compared to 82.5% at December 31, 2004. Management anticipates that the loan-to-deposit ratio for the remainder of 2005 will remain in the range of approximately 85%-95% and the loan-to-assets ratio will be between 75%-85%.

Of the total loans in the portfolio at March 31, 2005, approximately $117,461,000, or 52.9%, are at a variable rate of interest, and $104,419,000, or 47.1%, are fixed rate. Of the total loans, $125,397,000, or 56.5%, mature or are able to be repriced within twelve months. Only $6,390,000 of the Bank’s total loans mature or reprice in more than five years.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2005

FINANCIAL CONDITION (continued)

As of March 31, 2005, securities decreased $1,310,000 to $26,557,000, compared with $27,867,000 on December 31, 2004. The Company owned $15,384,000 of U.S. government agency securities and $4,116,000 of fixed-rate mortgage-backed securities in its available-for-sale securities portfolio at March 31, 2005. Tax free municipal securities owned were $3,751,000 and other debt securities were $2,940,000. The Company owned $366,000 in other equity securities. As of March 31, 2005, the maturity dates of the security portfolio ranged from May 2005 to June 2034.

Total deposits were $234,265,000 at March 31, 2005, compared to $223,778,000 at December 31, 2004. At March 31, 2005, $21,165,000, or 9%, of the Bank’s total deposits were in noninterest-bearing demand accounts. Interest bearing demand accounts were $47,977,000 or 20% of total deposits at the same date. Savings accounts total $9,773,000 or 4% of total deposits. The majority of the deposits continue to be in time deposits. Time deposits (certificate of deposits and IRAs) total $155,350,000, or 66% of total deposits. Time deposits greater than $100,000 were $62,183,000 and time deposits less than $100,000 were $93,167,000 at the end of the first quarter of 2005. Time deposits less than $100,000 increased by $9,282,000 from December 31, 2004. The increase in time deposits less than $100,000 was from national market time deposits and personal time deposits. The Bank had a promotion in the first quarter of 2005 that increased personal time deposits. At March 31, 2005, national market time deposits totaled $47,354,000, with a weighted average rate of 3.03%. Total broker time deposits were $5,296,000, with a weighted average rate of 2.54%. The variable rate time deposit interest rate can change one time over the term of the deposit. Total variable rate time deposits were $19,374,000 at March 31, 2005 with a weighted average rate of 3.50%, compared to $21,423,000 at December 31, 2004 with a weighted average rate of 3.28%. Time deposits maturing within one year were $126,015,000 or 81% of total time deposits at March 31, 2005. The weighted average cost of all deposit accounts, including noninterest bearing accounts was 2.24% in the first quarter of 2005. The weighted average rate on time deposits was 2.99%. Management expects to seek short-term time deposit funding to match variable rate loans. The Bank has increased its marketing efforts to increase its core deposit growth. The Bank has introduced a free checking account product, and has expanded into Williamson County to access lower cost business accounts. These efforts, if successful, will reduce interest rate risk.

As of March 31, 2005 and December 31, 2004, the Company had borrowed $8,000,000 from the Federal Home Loan Bank and had $33,667,000 available for future borrowings. At March 31, 2005, the weighted average rate of these advances was 3.62%, and the weighted average remaining maturity was 21.2 months. These borrowings are secured by a portion of the loan portfolio that is secured by 1-4 family residential properties.

Total shareholders’ equity increased $464,000, to $21,916,000 at March 31, 2005, from $21,452,000 at December 31, 2004. This increase was due to the Company’s net income of $586,000 for the first quarter of 2005, and a decrease in the fair value of available-for-sale securities, net of tax, of $122,000.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2005

RESULTS OF OPERATIONS

For the first three months of 2005, consolidated net income was $586,000, compared to $440,000 for the same period in 2004. The consolidated income before income taxes for the three months ended March 31, 2005 was $878,000, compared to $714,000 for the same period in 2004, an increase of $164,000 or 23%. The increase in pretax income during the first three months of 2005 was primarily due to Bank’s overall asset growth, specifically loan growth and the associated interest income. Basic income and diluted income per common share for the first three months of 2005 were $.20 and $.20, compared to $.17 and $.16 for the first three months of 2004. No dividends were paid during the first quarter of 2005 or 2004.

Net interest income after the provision for loan losses for the first three months of 2005 was $2,139,000 compared to $1,723,000 the first three months of 2004. The increase of $416,000 was due primarily to continued growth in the Bank’s loan portfolio, which was funded primarily by deposit growth.

The Bank’s net interest margin for the first three months of 2005 was 3.66%, compared to 3.42% for the same period in 2004. As of the first quarter of 2005, 53% of our loan portfolio consists of variable rate loans. In the first three months of 2005, the yield on interest earning assets, including loan fees, increased to 5.84%, compared to 5.21% for the same period in 2004. The cost of interest bearing account funds has followed the same trend, increasing to 2.58% for the first three months of 2005, up from 2.06% for the same period in 2004.

Interest expense totaled $1,341,000 in the first three months of 2005, compared to $973,000 in the same period of 2004. Interest and fee income on loans for the first three months of 2005 was $3,371,000, an increase of $725,000 or 27% compared to the first three months of 2004. Interest income from securities and short-term funds increased to $231,000 in the first three months of 2005, from $187,000 in the same period in 2004. The increase in interest income is due to the increase in interest rates, higher average balances on loans, 53% of our loan portfolio being tied to a variable rate, and the short maturity structure on the investment portfolio that provided opportunities to reinvest in higher yield bonds.

In the first three months of 2005, the Bank recorded a provision for loan loss of $123,000 compared to $138,000 for the same period in 2004. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of the Bank and of other similar community financial institutions. Other factors considered by management include the composition of the loan portfolio, economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. Based on analysis of the allowance for loan losses, management chose to maintain the percentage of its allowance to total loans at 1.27% at March 31, 2005. The net charge-offs for the first three months of 2005 were $41,000, compared to $27,000 in the first three months of 2004. Of the $61,000 charged off in 2004, $6,000 was related to the Bank’s new overdraft courtesy account.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2005

RESULTS OF OPERATIONS (continued)

At March 31, 2005, the Bank had 9 loans totaling $803,000 in nonaccrual status compared to 8 loans totaling $543,000 on March 31, 2004. The Bank had $2,000 in accruing loans more than 90 days delinquent on March 31, 2005. In the first three months of 2005, $61,000 was charged off and $20,000 was recovered on loans previously charged off. Management believes the allowance for loan losses at March 31, 2005, is adequate to absorb probable losses in the loan portfolio.

Total noninterest income for the first six months of 2005 was $490,000, down from $517,000 for the same period in 2004. The Bank originates and sells long-term fixed rate mortgages and the related servicing. Mortgage loans originated and sold generated $84,000 in gains for the three months ended March 31, 2005 as compared to $102,000 for the same period in 2004. Mortgage loans originated and sold income were negatively impacted in 2005 by the increase in interest rates slowing the mortgage refinancing environment. The other large component of noninterest income is service charges on deposit accounts which totaled $360,000 for the first quarter of 2005 compared to $372,000 for the same period in 2004. The decrease in service charge income was due to the execution of a new free checking account campaign and higher average balances on transaction deposit accounts. The overdraft courtesy product generated $256,000 for the first three months of 2005, compared to $280,000 for the same period in 2004. Other noninterest income includes credit life insurance commissions, safe deposit box rent, ATM income, check printing income, and customer fee income.

Noninterest expenses were $1,751,000 for the first three months of 2005, compared with $1,526,000 for the same period of 2004. During 2005 and 2004, noninterest expenses have increased as the Bank has grown. The growth in noninterest expenses throughout 2004 and in the first three months of 2005 is attributable primarily to salaries and other operating expenses associated with growth of the Bank, including data processing, legal and accounting expenses. Salaries and employee benefits increased $147,000 or 21% for the three months of 2005 compared with the same period in 2004. Data processing expense of $134,000 was comparable to the same period in 2004. Management expects that noninterest expenses will continue to increase moderately during 2005 in conjunction with the growth of the Bank, but should continue to decline as a percentage of average assets as the Bank continues to experience operating efficiencies as its growth continues.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2005

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

The contractual amount of financial instruments with off-balance sheet risk was as follows at March 31, 2005 compared to December 31, 2004.

	March 31, 2005		December 31, 2004
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$2,878	$27,241	$3,852	$25,675
Letters of credit	—	2,809	—	3,490

These commitments are generally made for periods of one year or less. The fixed rate loan commitments have interest rates ranging from 4.25% to 9.00%.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2005

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the Statement of Cash Flows, the Company’s main source of cash flow is from receiving deposits from its customers, and to a lesser extent, repayment of loan principal and interest income on loans and investments, and sales of company stock.

The primary uses of cash are lending to the Company’s borrowers, and investing in securities and short-term interest-earning assets. In the first three months of 2005, loan demand kept pace with local deposit growth. Other potential sources of liquidity include the sale of available-for-sale securities from the Bank’s securities portfolio, the sale of loans, Federal Home Loan Bank advances, or the purchase of federal funds, or repurchase agreements.

At March 31, 2005 and December 31, 2004, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

			Minimum to
	March 31,	December 31,	be considered
	2005	2004	well-capitalized
Tier 1 “core” capital to risk-weighted assets
Community First Bank & Trust	10.64%	10.91%	6.00%
Community First, Inc.	10.96%	11.33%	6.00%
Total capital to risk-weighted assets
Community First Bank & Trust	11.87%	12.16%	10.00%
Community First, Inc.	12.19%	12.52%	10.00%
Tier 1 leverage ratio
Community First Bank & Trust	9.37%	9.33%	5.00%
Community First, Inc.	9.64%	9.63%	5.00%

As discussed above, total shareholders’ equity increased $464,000, to $21,916,000 at March 31, 2005, from $21,452,000 at December 31, 2004. This increase was due to the Company’s net income of $586,000 for the first quarter of 2005 and a decrease in the fair value of available-for-sale securities, net of tax, of $122,000.

In January 2004, the Company sold 360,000 shares of common stock in a public offering for net proceeds of $4,448,000. The Company has used most of the net proceeds of this offering to increase capital of the Bank in order to grow its operations in its local market, expand into Williamson County and build an operations center.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2005

INTEREST RATE SENSITIVITY

Management uses a gap simulation model that takes cash flows into consideration. These include mortgage backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing the Bank’s pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest bearing deposits are actually repriceable within a year. Our cumulative one year gap position at March 31, 2005 was 15.64% of total assets. Our policy states that our one-year cumulative gap should not exceed 20% of total assets.

As of March 31, 2005, approximately $183,291,000 of $254,602,000 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $161,799,000 or 72% of total loans. The Bank has $4,538,000 loans maturing or repricing after five years. As of March 31, 2005 , the Bank has approximately $126,015,000 in time deposits maturing or repricing within one year.

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

To truly evaluate the impact of rate change on income, the rate shock simulation of interest income is the best technique because variables are changed for the various rate conditions. Each category of earning assets and liabilities interest change is calculated as rates ramp up and down. In addition the prepayment speeds and repricing speeds are changed. Rate shock is a method for stress testing the net interest margin over the next four quarters under several rate change levels. These levels span four 100 basis point increments up and down from the current interest rate. Our policy guideline is that net interest income maximum percentage change cannot exceed plus or minus 10% on 100 basis point change and 15% on 200 basis point change. The following illustrates the effects on net interest income of shifts in market interest rates from the rate shock simulation model.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
March 31, 2005

INTEREST RATE SENSITIVITY (continued)

	March 31, 2005

Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease in net interest income)	7.05%	3.54%	(3.62%)	(7.32%)

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

	March 31, 2005

Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease in equity at risk)	1.40%	.60%	(.60%)	(1.50%)

One of management’s objectives in managing the Bank’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities. Short term interest rates decreased 550 basis points from 2000 until June of 2004, however rates have increased 1.75 basis points since June 2004. Management believes that interest rates will continue to move upward gradually during the next twelve months.

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c)/15d-14(d) under the Securities Exchange Act of 1934). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

COMMUNITY FIRST, INC.

Item 1 – Legal Proceedings	Not applicable

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds	Not applicable

Item 3 – Defaults Upon Senior Securities	Not applicable

Item 4 – Submission of Matters to a Vote of Security Holders	Not applicable

Item 5 – Other Information	Not applicable

Item 6 – Exhibits

Exhibit
Number	Description
10.1	Form of Non-Qualified Stock Option Agreement pursuant to Community First, Inc. 2005 Stock Incentive Plan.

10.2	Form of Incentive Stock Option Agreement pursuant to Community First, Inc. 2005 Stock Incentive Plan.

11.0	Statement re: Computations of per share earnings

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350-Sarbanes Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350-Sarbanes Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community First, Inc.

(Registrant)

May 13, 2005	/s/ Marc R. Lively

(Date)	Marc R. Lively,
Chief Executive Officer/President

May 13, 2005	/s/ Dianne Scroggins

(Date)	Dianne Scroggins,
Chief Financial Officer