Form 10QSB
period 2005-09-30
COMMUNITY FIRST INC
filed 2005-11-14
CIK 1179500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2005
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
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
2,871,848
(Outstanding shares of the issuer’s common stock as of November 14, 2005)
Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☑

COMMUNITY FIRST, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Balance Sheets
September 30, 2005 (Unaudited) and December 31, 2004

Statements of Income and Comprehensive Income
Three months ended September 30, 2005 and 2004 (Unaudited)
Nine months ended September 30, 2005 and 2004 (Unaudited)

Statements of Cash Flows
Nine months ended September 30, 2005 and 2004(Unaudited)

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

Item 1. Financial Statements
Community First, Inc.
Balance Sheets

	(Unaudited)
	September 30,	December 31,
($ amounts in thousands except share data)	2005	2004

Assets
Cash and due from banks	$6,588	5,383
Federal funds sold	7,272	3,857

Cash and cash equivalents	13,860	9,240
Securities available-for-sale	25,898	27,867
Mortgage loans held for sale	1,185	1,508
Loans	257,837	210,827
Allowance for loan losses	(3,248)	(2,740)

Loans, net	254,589	208,087

Premises and equipment	8,974	7,948
Federal Home Loan Bank stock	655	581
Accrued interest receivable	1,306	941
Other assets	5,113	1,170

	$311,580	257,342

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$29,119	20,856
Interest-bearing	241,689	202,922

Total deposits	270,808	223,778

Federal Home Loan Bank advances	8,000	8,000
Subordinated debentures	8,000	3,000
Accrued interest payable	986	615
Other liabilities	515	497

Total liabilities	288,309	235,890

Shareholders’ equity:
Common stock, no par value. Authorized 5,000,000 shares; issued 2,870,848 shares at September 30, 2005 and 2,865,848 shares at December 31, 2004	17,592	17,563
Retained earnings	5,756	3,938
Accumulated other comprehensive income (loss)	(77)	(49)

Total shareholders’ equity	23,271	21,452

	$311,580	257,342

Community First, Inc.
Statements of Income and Comprehensive Income
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30		September 30
($ amounts in thousands except earnings per share)	2005	2004	2005	2004

Interest income:
Loans, including fees	$11,531	8,464	4,362	3,025
Securities-taxable	677	546	235	212
Federal funds sold	74	40	29	11
Other	4	3	1	1

Total interest income	12,286	9,053	4,627	3,249

Interest expense:
Deposits	4,380	2,734	1,744	965
FHLB Advances and federal funds purchased	236	200	80	81
Other	143	104	50	34

Total interest expense	4,759	3,038	1,874	1,080

Net interest income	7,527	6,015	2,753	2,169
Provision for loan losses	634	537	385	195

Net interest income after provision for loan losses	6,893	5,478	2,368	1,974

Noninterest income:
Service charges on deposit accounts	1,167	1,167	399	393
Mortgage banking activities	348	288	167	70
Other	220	122	120	36

Total other income	1,735	1,577	686	499

Noninterest expenses:
Salaries and employee benefits	2,868	2,015	1,076	654
Occupancy expense	328	210	126	72
Other	2,713	2,421	1,001	827

Total other expenses	5,909	4,646	2,203	1,553

Income before income taxes	2,719	2,409	851	920
Income taxes	901	919	277	347

Net income	1,818	1,490	574	573

Other comprehensive income:
Unrealized gains (losses) on securities, net	(28)	(26)	9	125

Comprehensive income	$1,790	1,464	583	698

Earnings per share
Basic	$.63	.55	.20	.20
Diluted	.61	.53	.19	.20

Weighted average shares outstanding
Basic	2,867,492	2,694,490	2,869,348	2,801,468
Diluted	2,970,695	2,802,110	2,980,730	2,874,460

Community First, Inc.
Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30
($ amounts in thousands )	2005	2004

Cash flows from operating activities:
Net income	$1,818	1,490
Adjustments to reconcile net income to net cash
provided (used) by operating activities:
Depreciation and amortization	411	484
Mortgage loans originated for sale	(16,961)	(13,136)
Proceeds from sale of mortgage loans	17,632	13,803
Gain on sale of loans	(348)	(288)
Provision for loan losses	634	537
Loss on sale of other real estate owned	8	(23)
FHLB stock dividends	(20)	(13)
Increase in accrued income receivable	(365)	(214)
Increase in accrued income payable	371	237
Other, net	(3,734)	6

Net cash from operating activities	(554)	2,883

Cash flows from investing activities:
Maturities and redemptions of securities available-for-sale	6,000	14,000
Purchases of securities available-for-sale	(5,112)	(14,504)
Principal payments on securities available-for-sale	975	1,182
Net increase in loans	(47,451)	(33,359)
Proceeds from sale of other real estate owned	136	0
Purchase of Federal Home Loan Bank Stock	(54)	(171)
Purchases of premises and equipment	(1,379)	(3,383)

Net cash from investing activities	(46,885)	(36,235)

Cash flows from financing activities:
Increase in deposits	47,030	22,587
Increases in FHLB advances	0	3,000
Issuance of subordinated debentures	5,000	0
Proceeds from issuance of common stock	29	5,959

Net cash from financing activities	52,059	31,546

Net increase (decrease) in cash	4,620	(1,806)
Cash and cash equivalents at beginning of period	9,240	11,613

Cash and cash equivalents at end of period	$13,860	9,807

Cash payments for interest	$4,388	2,801

Cash payments for income taxes	1,053	1,034
Transfer from loans to repossessed assets	315	412

COMMUNITY FIRST, INC.
Notes to Financial Statements
September 30, 2005
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
A public offering of 360,000 shares of common stock was completed in the first quarter of 2004. The Company used most of the net proceeds of this offering to increase the capital of the Bank. On September 15, 2005, the Company applied to the Federal Reserve to issue $5,000,000 of Trust Preferred Securities. These securities were approved, and $4,500,000 of the funds were utilized by the Company to increase Tier 1 capital of the Bank.
In the opinion of management, the financial statements contain all adjustments necessary to summarize fairly the financial position of the Company as of September 30, 2005, the results of operations for the nine months ended September 30, 2005, and cash flows for the nine months ended September 30, 2005. The interim financial statements should be read in conjunction with the information contained in the Company’s annual report included in the Form 10-K for December 31, 2004. The results for interim periods are not necessarily indicative of the results to be expected for the complete fiscal year.
EARNINGS PER SHARE
On April 26, 2005, the Board of Directors declared a two-for-one stock split to shareholders of record on May 9, 2005, payable May 9, 2005, in the form of a 100% stock dividend. All references to common shares and earnings and dividends per share have been restated to reflect the stock split as of the beginning of the earliest period presented.

COMMUNITY FIRST, INC.
Notes to Financial Statements
September 30, 2005
(Unaudited)
ALLOWANCE FOR LOAN LOSS
Transactions in the allowance for loan losses were as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2004
	(In Thousands)	(In Thousands)

Beginning Balance	$2,740	$2,249

Add (deduct):
Losses charged to allowance*	(199)	(204)
Recoveries credited to allowance	73	18
Provision for loan losses	634	537

Ending Balance	$3,248	$2,600

*	$187,000 of charge-offs is related to installments, real estate and commercial and other loans in 2005, while $12,000 is related to overdraft courtesy accounts in 2005.
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
The Financial Accounting Standards Board (FASB) recently issued new accounting standards on share-based payments (FAS123R). FAS 123R requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the

COMMUNITY FIRST, INC.
Notes to Financial Statements
September 30, 2005
(Unaudited)
STOCK COMPENSATION (continued)
employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after first quarter or year beginning after December 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after the adoption date are expected to result in additional compensation expense of approximately $173,348 in 2006. There will be no significant effect on the Company’s financial position as total equity will not change.

	For Nine Months
	Ended September 30,
($ amounts in thousands except earnings per share)	2005	2004

Net income as reported	$1,818	$1,490
Deduct: Stock-based compensation expense Determined under fair value method, net of tax	123	187

Pro forma net income	$1,695	$1,303

Basic earnings per share as reported	$0.63	$0.55
Pro forma basic earnings per share	$0.59	$0.48

Diluted earnings per share as reported	$0.61	$0.53
Pro forma diluted earnings per share	$0.57	$0.47

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date. There were options to purchase 22,500 shares of common stock granted in July 2005, 7,500 in April 2004 and 77,160 in July 2004.

	For Nine Months
	Ended September 30,
	2005	2004

Dividend yield	0.00%	0.00%
Expected stock price volatility	18.87%	19.95%
Risk-free interest rate	4.04%	3.04%
Expected option life (In years)	7	7

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2005
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
The following discussion compares the financial condition of Community First, Inc. (the “Company”) at September 30, 2005, to December 31, 2004, and the results of operations for the nine months ended September 30, 2005 and 2004. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.
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
Commercial and commercial real estate loans are individually evaluated for impairment. A loan is impaired when full payment under the loan terms is not expected. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2005
CRITICAL ACCOUNTING POLICIES (continued)
repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.
FINANCIAL CONDITION
Total assets as of September 30, 2005 increased 21%, or $54,238,000, to $311,580,000, compared with $257,342,000 at December 31, 2004. The primary reason for the increase in total assets was strong loan demand, which resulted in significant loan growth in the first nine months of 2005. The increase in total assets was funded primarily by the Company’s continuing growth of new deposit accounts, as well as obtaining national market time deposits and public fund deposits. Cash and cash equivalents increased $4,620,000 to $13,860,000 at September 30, 2005 from $9,240,000 at December 31, 2004.
Total loans at September 30, 2005 were $257,837,000, compared to $210,827,000 at December 31, 2004, an increase of $47,010,000. Most of the net loan growth in the first nine months of 2005 was in loans secured by 1-4 family residential real estate, real estate construction loans and commercial, financial and agriculture loans. Loans secured by 1-4 family real estate increased $8,472,000, while commercial, financial and agriculture loans increased $5,283,000 and real estate construction loans increased $33,121,000.
As of September 30, 2005, $64,415,000 or 25.0% of total loans were commercial loans secured by real estate. Loans secured by 1-4 family residential real estate were $76,316,000 or 29.6% of total loans. Commercial, financial and agriculture loans were $35,351,000 or 13.7% of total loans. Construction loans secured by real estate were $69,362,000 or 26.9% of total loans and consumer loans were $10,862,000 or 4.2% of total loans. Other loans totaled $1,531,000 or 0.6% of total loans. There was $1,185,000 in mortgage loans held for sale at September 30, 2005, compared with $1,508,000 at December 31, 2004.
Management anticipates that loan demand will remain strong, especially in commercial loans during the remainder of 2005. The loan-to-deposit ratio (including mortgage loans held for sale as of September 30, 2005) was 95.6%, compared to 94.9% at December 31, 2004, and the loan-to-assets ratio (including mortgage loans held for sale) was 83.1% at September 30, 2005, compared to 82.5% at December 31, 2004. Management anticipates that the loan-to-deposit ratio for the remainder of 2005 will be approximately in the range of 85%-95% and the loan-to-assets ratio will be between 75%—85%.
Of the total loans in the portfolio at September 30, 2005, approximately $135,804,000, or 52.7%, is at a variable rate of interest, and $122,033,000, or 47.3%, are fixed rate. Of the total loans, $148,900,000, or 57.8%, mature or are able to be repriced within twelve months. Only $8,461,000 of the Bank’s total loans mature or reprice in more than five years.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2005
FINANCIAL CONDITION (continued)
As of September 30, 2005, securities decreased $1,969,000 to $25,898,000, compared with $27,867,000 on December 31, 2004. The Company owned $13,947,000 of U.S. government agency securities and $3,394,000 of fixed-rate mortgage-backed securities in its available-for-sale securities portfolio at September 30, 2005. Tax free municipal securities owned were $5,223,000 and other debt securities were $2,968,000. The Company owned $366,000 in other equity securities. As of September 30, 2005, the maturity dates of the security portfolio ranged from October 2005 to June 2034.
During the third quarter of 2005, the Bank invested in $3,500,000 of bank owned life insurance. This insurance, which is a split-dollar plan, provides insurance on the Bank’s key officers and employees. The bank owned life insurance proceeds will provide earnings to be used to fund the Bank’s Supplemental Executive Retirement Plan.
Total deposits were $270,808,000 at September 30, 2005, compared to $223,778,000 at December 31, 2004. At September 30, 2005, $29,119,000, or 10.8%, of the Bank’s total deposits were in noninterest-bearing demand accounts. Interest bearing demand accounts were $52,497,000 or 19.4% of total deposits at the same date. Savings accounts total $9,010,000 or 3.3% of total deposits. The majority of the deposits continue to be in time deposits. Time deposits (certificate of deposits and IRAs) total $180,182,000, or 66.5% of total deposits. Time deposits greater than $100,000 were $73,422,000 and time deposits less than $100,000 were $106,760,000 at the end of the third quarter of 2005. Time deposits less than $100,000 increased by $22,875,000 from December 31, 2004. The increase in time deposits less than $100,000 was due to the increase in national market time deposits, state, county and municipal time deposits and personal time deposits. At September 30, 2005, national market time deposits totaled $54,517,000, with a weighted average rate of 3.78%. Total broker time deposits were $8,054,000, with a weighted average rate of 3.73%. The variable rate time deposit interest rate can change one time over the term of the deposit. Total variable rate time deposits were $14,642,000 at September 30, 2005 with a weighted average rate of 4.05%, compared to $21,423,000 at December 31, 2004 with a weighted average rate of 3.28%. Time deposits maturing within one year were $145,310,000 or 80.6% of total time deposits at September 30, 2005. The weighted average cost of all deposit accounts was 3.66% in the first nine months of 2005. The weighted average rate on time deposits was 4.76%. Management expects to seek short-term time deposit funding to match variable rate loans. The Bank has increased its marketing efforts to increase its core deposit growth. The Bank has introduced a free checking account product, and has expanded into Williamson County to access lower cost business accounts. These efforts, if successful, should reduce interest rate risk.
As of September 30, 2005 and December 31, 2004, the Company had borrowed $8,000,000 from the Federal Home Loan Bank and as of September 30, 2005 the bank had $19,917,000 available for future borrowings. At September 30, 2005, the weighted average rate of these advances was 3.62%, and the weighted average remaining maturity was 15.2 months. These borrowings are secured by a portion of the loan portfolio that is secured by 1-4 family residential properties.
Total shareholders’ equity increased $1,819,000 to $23,271,000 at September 30, 2005, from $21,452,000 at December 31, 2004. The increase was due to the Company’s net income of $1,818,000 for the first nine months of 2005, the issuance of 5,000 shares of common stock under the stock

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2005
FINANCIAL CONDITION (continued)
option plan for $29,000, and a decrease in the fair value of available-for-sale securities, net of tax, of $28,000.
RESULTS OF OPERATIONS
For the first nine months of 2005, consolidated net income was $1,818,000, compared to $1,490,000 for the same period in 2004. The consolidated income before income taxes for the nine months ended September 30, 2005 was $2,719,000, compared to $2,409,000 for the same period in 2004. Income before taxes for the first nine months of 2005 increased to $310,000 or 12.9% compared to the same period in 2004. The increase in pretax income during the first nine months of 2005 was primarily due to the Bank’s overall asset growth, specifically loan growth and the associated interest income. Basic income and diluted income per common share for the first nine months of 2005 was $.63 and $.61, compared to $.55 and $.53 for the first nine months of 2004, and $.20 and $.19 for the three months ended September 30, 2005, compared to $.20 and $.20 for the same period in 2004. No dividends were paid during the third quarter of 2005 or 2004.
Net interest income after the provision for loan losses for the first nine months of 2005 was $6,893,000 compared to $5,478,000 for the first nine months of 2004. The increase of $1,415,000 was due primarily to continued growth in the Bank’s loan portfolio, which was funded primarily by deposit growth.
The Bank’s net interest margin for the first nine months of 2005 was 3.83%, compared to 3.58% for the same period in 2004. As of the third quarter 2005, 52.7% of our loan portfolio is variable rate loans. In the first nine months of 2005, the yield on interest earning assets, including loan fees, increased to 6.25%, compared to 5.38% for the same period in 2004. The cost of interest bearing account funds has followed the same trend, increasing to 2.69% for the first nine months of 2005, up from 1.99% for the same period in 2004.
Interest expenses totaled $4,759,000 in the first nine months of 2005, compared to $3,038,000 in the same period of 2004. Interest and fee income on loans for the first nine months of 2005 was $11,531,000, an increase of $3,067,000 or 36.2% compared to the first nine months of 2004. Interest income from securities and short-term funds increased to $751,000 in the first nine months of 2005, from $586,000 in the same period in 2004. The increase in interest income is due to the increase in interest rates, higher average balances on loans, 52.7% of our loan portfolio being tied to a variable rate, and the short maturity structure on the investment portfolio that provided opportunities to reinvest in higher yield bonds.
In the first nine months of 2005, the Bank recorded a provision for loan loss of $634,000 compared to $537,000 for the same period in 2004. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of other similar community financial institutions which management believes are representative of the

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2005
RESULTS OF OPERATIONS (continued)
probable loss experience of the Bank. Other factors considered by management include the composition of the loan portfolio, economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. Based on analysis of the allowance for loan losses, management made provisions for loan losses which resulted in an allowance for loan losses of $3,248,000 or 1.26% of total loans at September 30, 2005. The net charge-offs for the first nine months of 2005 were $126,000, compared to $186,000 in the first nine months of 2004. Of the $199,000 charged off in 2005, $12,000 was related to the Bank’s new overdraft courtesy account.
At September 30, 2005, the Bank had 4 loans totaling $40,000 in nonaccrual status compared to 13 loans totaling $819,000 on September 30, 2004. The Bank did not have any accruing loans more than 90 days delinquent on September 30, 2005. In the first nine months of 2005, $199,000 was charged off and $73,000 was recovered on loans previously charged off. Management believes the allowance for loan losses at September 30, 2005 is adequate to absorb probable losses in the loan portfolio.
Total noninterest income for the first nine months of 2005 was $1,735,000, up from $1,577 ,000 for the same period in 2004. The Bank originates and sells long-term fixed rate mortgages and the related servicing. Mortgage loans originated and sold generated $348,000 of gains for the nine months ended September 30, 2005 as compared to $288,000 for the same period in 2004. The other large component of non-interest income is service charges on deposit accounts which totaled $1,167,000 for the first nine months of 2005 and for the same period in 2004. Service charge income remained the same for September 30, 2005 and 2004 due to the execution of a new free checking account campaign and higher average balances on transaction deposit accounts. The overdraft courtesy product generated $847,000 for the first nine months of 2005, compared to $868,000 for the same period in 2004. During the third quarter of 2005 the Bank closed a deferred compensation plan, which was replaced by a SERP plan. The closing of the deferred compensation plan recaptured $43,000 of prior expenses, and this was recorded as other noninterest income. Other noninterest income includes credit life insurance commissions, safe deposit box rent, ATM income, check printing income, and customer fee income.
Noninterest expenses were $5,909,000 for the first nine months of 2005, compared with $4,646,000 for the same period of 2004. During 2005 and 2004, noninterest expenses have increased as the Bank has grown. The growth in noninterest expenses throughout 2004 and in the first nine months of 2005 is attributable primarily to salaries and other operating expenses associated with growth of the Bank and expanding into Williamson county, including data processing, legal and accounting expenses. Salaries and employee benefits increased $853,000 or 42.3% for the nine months ended September 30, 2005 compared with the same period in 2004. Data processing expense increased $43,000 or 11.4% compared with the same period in 2004. Management expects that noninterest expenses will continue to increase moderately during 2005 in conjunction with the growth of the Bank, but should continue to decline as a percentage of average assets as the Bank continues to experience operating efficiencies as its growth continues.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2005
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
The contractual amount of financial instruments with off-balance sheet risk was as follows at September 30, 2005 compared to December 31, 2004.

	September 30, 2005		December 31, 2004
($amounts in thousands)	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to extend credit	$6,851	$32,136	$3,852	$25,675
Letters of credit	—	3,610	—	3,490
These commitments are generally made for periods of one year or less. The fixed rate loan commitments have interest rates ranging from 5.25% to 9.00%.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2005
LIQUIDITY AND CAPITAL RESOURCES
Liquidity refers to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the Statement of Cash Flows, the Company’s main source of cash is from receiving deposits from its customers, sales of company stock, and to a lesser extent, repayment of loan principal and interest income on loans and investments.
The primary uses of cash are lending to the Company’s borrowers, and investing in securities and short-term interest-earning assets. In the first nine months of 2005, loan demand kept pace with local deposit growth. Other potential sources of liquidity include the sale of available-for-sale securities from the Bank’s securities portfolio, the sale of loans, Federal Home Loan Bank advances, or the purchase of federal funds, or repurchase agreements.
At September 30, 2005 and December 31, 2004, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

			Minimum to
	September 30,	December 31,	be considered
	2005	2004	well-capitalized
Tier 1 “core” capital to risk-weighted assets
Community First Bank & Trust	11.18%	10.91%	6.00%
Community First, Inc.	10.80%	11.33%	6.00%
Total capital to risk-weighted assets
Community First Bank & Trust	12.38%	12.16%	10.00%
Community First, Inc.	12.81%	12.52%	10.00%
Tier 1 leverage ratio
Community First Bank & Trust	10.17%	9.33%	5.00%
Community First, Inc.	9.82%	9.63%	5.00%
As discussed above, total shareholders’ equity increased $1,819,000 to $23,271,000 at September 30, 2005, from $21,452,000 at December 31, 2004. This increase was due to the Company’s net income of $1,818,000 for the first half of 2005, the issuance of 5,000 shares of common stock under the stock option plan for $29,000 and a decrease in the fair value of available-for-sale securities, net of tax, of $28,000.
In January 2004, the Company sold 360,000 shares of common stock in a public offering for net proceeds of $4,448,000. The Company used most of the net proceeds of this offering to increase capital of the Bank. Increasing capital enabled the Company to continue to grow its operations in its local market, move forward with plans to expand into Williamson County and build an operation center.

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2005
INTEREST RATE SENSITIVITY
Management uses a gap simulation model that takes cash flows into consideration. These include mortgage backed securities, loan prepayments, and it also takes into effect expected calls on securities. Non-maturing balances such as money markets, savings, and Now accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing the Bank’s pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis used the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest bearing deposits are actually repriceable within a year. Our cumulative one year gap position at September 30, 2005 was 14.03% of total assets. Our policy states that our one-year cumulative gap should not exceed 20% of total assets.
As of September 30, 2005, approximately $210,975,000 of $291,865,000 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $191,871,000 or 74% of total loans. The Bank has $4,864,000 of loans maturing or repricing after five years. As of September 30, 2005, the Bank has $145,310,000 in time deposits maturing or repricing within one year.
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

COMMUNITY FIRST, INC.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS
September 30, 2005
INTEREST RATE SENSITIVITY (continued)

			September 30, 2005

Basis Point Change	+200bp	+100bp	-100bp	-200bp

Increase (decrease in net interest income)	7.46%	3.74%	(3.78%)	(7.63%)
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

			September 30, 2005

Basis Point Change	+200bp	+100bp	-100bp	-200bp

Increase (decrease in equity at risk)	(2.50%)	(1.30%)	1.00%	1.90%
One of management’s objectives in managing the Bank’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities. Short term interest rates have decreased 525 basis points from January 2001 until June of 2004; however, since then rates have increased 275 basis points. Management believes that interest rates will continue to move upward gradually during the next twelve months.

ITEM 3. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c)/15d-14(d) under the Securities Exchange Act of 1934). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
COMMUNITY FIRST, INC.
Item 1 — Legal Proceedings
The Company’s bank subsidiary is a defendant in a suit in Maury County Circuit Court, Holloway et al. v. Evers. Et al, in which the plaintiff alleges that a bank loan officer disclosed the plaintiff’s loan history at the bank to plaintiff’s two partners in a real estate development, who subsequently forced plaintiff to sell his interest to them. Plaintiff alleges causes of action for tortious interference with contract, breach of common law fiduciary duty, and violation of the Financial Records Privacy Act. Plaintiff seeks $5,000,000 in compensatory damages and $5,000,000 in punitive damages, jointly and severally, from the bank and his two partners. The Company believes the claim is without merit, intends to vigorously defend the suit, and does not believe the ultimate disposition of the suit will have a material adverse effect on its financial condition or results of operation.
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

Community First, Inc.
(Registrant)

November 14, 2005	/s/ Marc R. Lively

(Date)	Marc R. Lively,
Chief Executive Officer/President

November 14, 2005	/s/ Dianne Scroggins

(Date)	Dianne Scroggins, Chief Financial Officer