Form 10KSB
period 2005-12-31
COMMUNITY FIRST INC
filed 2006-03-24
CIK 1179500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429
FORM 10-KSB

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

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
Common Stock, $0.00 par value
(Title of Class)
     Check whether the issuer is not required to file reports pursuant to section 13 or 15 (d) of the Exchange Act. ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
     Revenues for the Registrant’s fiscal year ended December 31, 2005, total $19,661,000.
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.) ☐
     The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on March 21, 2006 was $64,458,660. There were 2,875,860 shares of Common Stock outstanding as of March 21, 2006.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders to be held on April 18, 2006 are incorporated by reference into Part III of this report.
     Transitional Small Business Disclosure Format (check one): Yes ☐; No ☑

COMMUNITY FIRST, INC.
Annual Report on Form 10-KSB
For the Fiscal Year Ended December 31, 2005

  i

PART I
SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
Statements and financial discussion and analysis contained in this Annual Report on Form 10-KSB of Community First, Inc. (the “Company” or “Community First”) that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements describe the Company’s future plans, strategies and expectations, which are based on assumptions and involve a number of risks and uncertainties, many of which are beyond the Company’s control. The important factors that could cause actual results to differ materially from estimates or projections contained in the forward-looking statements include, without limitation:
•	general business and economic conditions in the markets the Company serves may be less favorable than anticipated;

•	changes in market rates and prices may impact the value of securities, loans, deposits and other financial instruments;

•	changes in the levels of loan prepayments and the resulting effects on the value of the Company’s loan portfolio;

•	changes in local economic and business conditions that could adversely affect the Company’s customers and their ability to transact profitable business with the Company, including the ability of borrowers to repay their loans according to their terms and the value of related collateral;

•	the failure of assumptions underlying the establishment of and provisions made to the allowance for possible credit losses;

•	the loss of senior management or operating personnel and the potential inability to hire qualified personnel at reasonable compensation levels;

•	the Company’s ability to acquire, operate and maintain cost effective and efficient systems without incurring unexpectedly difficult or expensive but necessary technological changes;

•	legislative or regulatory developments, including changes in laws concerning taxes, banking, securities, insurance or other aspects of the financial services industry;

•	competitive factors, including product and pricing pressures among financial services organizations, may increase;

•	the Company’s ability to expand and grow its business and operations through the opening of de novo branches or the acquisition of additional banks, and the Company’s ability to realize the cost savings and revenue enhancements it expects from such expansion or acquisitions;

•	fiscal and governmental policies of the United States government; and

•	other factors discussed in this Annual Report.
The words “anticipate,” “estimate,” “project,” “intend,” “expect,” “believe,” “continue,” “may”, “will,” “should” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are found at various places throughout this document and the other documents incorporated herein by reference. All written and oral forward-looking statements attributable to the Company are expressly qualified in their entirety by these cautionary statements. The Company undertakes no obligation to publicly update or otherwise revise any forward-looking statements, whether as a result of new information, future events or otherwise, unless the securities laws require the Company to do so.

ITEM 1.	DESCRIPTION OF BUSINESS
General
The Company is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and became so upon the acquisition of all the voting shares of Community First Bank & Trust (the “Bank”) on August 30, 2002. An application was approved by the Federal Reserve Bank of Atlanta (the “FRB”) on August 6, 2002. See “Supervision and Regulation”. Community First was incorporated under the laws of the State of Tennessee as a Tennessee corporation on April 9, 2002. Community First conducts substantially all of its activities through and derives substantially all of its income from its wholly-owned subsidiary, the Bank.
The Bank commenced business on May 18, 1999, as a Tennessee-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation’s (the “FDIC”) Bank Insurance Fund (the “BIF”). The Bank is regulated by the Tennessee Department of Financial Institutions (the “Department”) and the FDIC. The Bank operates a main office and two branch offices in Columbia, Tennessee, one additional branch office in Mount Pleasant, Tennessee, and a branch office in Franklin, Tennessee. The Bank also operates ten automated teller machines in Maury County, Tennessee and two automated teller machines in Williamson County, Tennessee. The Bank’s sole subsidiary is Community First Title, Inc., a Tennessee chartered and regulated title insurance company. CFBT Investments, Inc. is the wholly-owned subsidiary of Community First Title, Inc. and is the parent of Community First Properties, Inc. which was established as a Real Estate Investment Trust pursuant to Internal Revenue Service regulations.
Services
The Bank offers a full range of depository accounts and services to both consumers and businesses. At December 31, 2005, the Bank’s deposit base totaled approximately $286 million and included the following deposit categories: noninterest-bearing deposit accounts (11.4% of total deposits); NOW and money market demand accounts (16.0% of total deposits); other savings deposits (3.3% of total deposits); time deposits of $100,000 or more (28.7% of total deposits); and time deposits in amounts less than $100,000 (40.6% of total deposits).
Loans
The Bank makes secured loans and unsecured loans to individuals, partnerships, corporations, and other business entities within the Middle Tennessee area. Our loan portfolio consists of commercial, financial and agricultural loans (14.1%), residential and commercial mortgage loans (81.6%) and consumer loans (4.3%). Our legal lending limits under applicable regulations (based upon the legal lending limits of 25% of capital and surplus) are currently $7,717,651.
Commercial loans are made primarily to small- and medium-sized businesses. These loans are secured and unsecured and are made available for general operating inventory and accounts receivables as well as any other purposes considered appropriate. We will generally look to a borrower’s business operations as the principal source of repayment, but will also receive, when appropriate, a security interest in personal property and/or personal guarantees. In addition, the majority of commercial loans that are not mortgage loans are secured by a lien on equipment, inventory and/or other assets of the commercial borrower.

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
We make personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles and the making of home improvements and personal investments. All such loans are retained by us.
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
Lending Policy of the Bank
While the ultimate authority to approve loans rests with the Board of Directors (the “Directors”) of the Bank, lending authority is delegated by the Directors to the loan officers and loan committee of the Bank. Loan officers, each of whom is limited as to the amount of secured and unsecured loans that he or she can make to a single borrower or related group of borrowers, report to the Bank’s Chief Lending Officer, Roger Stewart. Marc Lively, President and Chief Executive Officer, chairs the Bank’s loan committee. The Bank’s Chief Credit Officer, Carl Campbell, serves as Vice Chairman of the Bank’s loan committee. Lending limits of individual officers are documented in the Bank’s Loan Policy and Procedures and are approved by the Directors. Loan officers discuss with the Senior Lending Officer or Chief Credit Officer any loan request that exceeds their individual lending limit. The loan must have the approval from the Senior Lending Officer, Chief Credit Officer or the loan committee as required by Loan Policy and Procedures. The President and Chief Executive Officer, Marc R. Lively, has secured lending authority up to $500,000 and has unsecured lending authority up to $500,000. The Chief Credit Officer, Carl Campbell, and the Senior Lending Officer, Roger Stewart, have lending authority on secured and unsecured loans up to $500,000.

The Bank’s Loan Policy provides written guidelines for lending activities and is reviewed at least annually by the Directors. The Directors recognize that, from time to time, it is in the best interests of the Bank to deviate from the established, written credit policy and have established guidelines for granting exceptions to the policy. Situations in which such exceptions might be granted include the waiving of requirements for independent audited financial statements when a comfort level with respect to the financial statements of the borrower can be otherwise obtained and when it is deemed desirable to meet the terms offered by a competitor. All exceptions granted are documented in the loan committee’s minutes or within the written approval document.
The Bank seeks to maintain a diversified loan portfolio, including secured and unsecured consumer loans, secured loans to individuals for business purposes, secured commercial loans, secured agricultural production loans, and secured real estate loans. The Bank’s primary trade area lies in the counties of Middle Tennessee, with the primary focus in Maury County, Tennessee. The loan committee must approve all out-of-trade area loans.
As a general rule, the Bank seeks to maintain loan-to-collateral value ratios in conformity with industry and regulatory guidelines. The following standards, established by inter-agency guidelines by the federal bank regulators, including the FDIC, went into effect on March 19, 1993:

Maximum Allowable
Loan Category	Loan-to-Value Ratio
Land	65%
Land development	75%
Owner-occupied land development	85%
Construction
Commercial, multifamily (1) and other nonresidential	80%
1-4 family residential	85%
Improved property	85%
Owner-occupied 1-4 family and home equity (2)	85%

(1)	Multifamily construction includes condominiums and cooperatives.

(2)	A loan-to-value limit has not been established for permanent mortgage or home equity loans or owner-occupied, 1-4 family residential property. However, for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral is required. Home equity (HELOC) loan-to-value may be up to 100% of the collateral appraisal value.
Loan Review and Nonperforming Assets
The Bank has an internal loan review system to determine deficiencies and corrective action to be taken. Loans are graded as follows:
Class 1: High. Loans in this category are to persons or entities of unquestioned financial strength and a highly liquid financial position, with collateral that is liquid and well-margined. These borrowers have performed without question on past obligations, and the Bank expects their performance to continue. Internally generated cash flow covers current maturities of long-term debt by a substantial margin. Loans secured by Bank certificates of deposit and savings accounts, with appropriate holds placed on the accounts, are to be rated in this category.
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
Class 5: Other Loans Especially Mentioned (OLEM). Loans in this category have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deteriorating prospects for the asset or in the Bank’s credit position at some future date. OLEMs are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification. The Bank does not use an OLEM classification as a compromise between a loan rated 4 or higher and “substandard”.
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
Loans graded “6”, “7”, or “8” will automatically be referred to management for inclusion on the Bank’s “watch list”.
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
Asset/Liability Management
A committee composed of officers and directors of the Bank is responsible for managing the assets and liabilities of the Bank. The chairperson of the committee is Chief Financial Officer Dianne Scroggins. The committee attempts to manage asset growth, liquidity and capital in order to maximize income and reduce interest rate risk. The committee directs the Bank’s overall acquisition and allocation of funds. The committee reviews and discusses the Bank’s assets and liability funds budget in relation to the actual flow of funds. The committee also reviews and discusses peer group comparisons; the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities; the ratio of allowance for loan losses to outstanding and nonperforming loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specific categories, regulatory changes, monetary policy adjustments, and the overall state of the local and national economies.
Investment Policy
The Bank’s investment portfolio policy is designed to provide guidelines by which the funds not otherwise needed to meet loan demand of the Bank’s market area can best be invested to meet fluctuations in the loan demand and deposit structure. The Bank’s Chief Financial Officer, Dianne Scroggins, also serves as its Investment Officer. The Bank seeks to balance the market and credit risk against the potential investment return, make investments compatible with the pledging requirements of the Bank’s deposits of public funds, maintain compliance with regulatory investment requirements, and assist the various local public entities with their financing needs. The Bank’s investment policy is reviewed annually by the Investment Committee, chaired by Director Randy Maxwell, and the Board of Directors.
Customers
In the opinion of management, there is no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on the Bank’s business. As of December 31, 2005, the Bank had a total of 74 lending relationships that represent exposure to the Bank of at least $500,000. The Bank believes that the loss of these relationships, while significant, would not materially impact the performance of the Bank.
Competition
The banking business is highly competitive. The Bank’s primary market area consists of the cities of Columbia and Mount Pleasant, Tennessee. In 2006, the Bank opened a branch in Franklin, Tennessee, located in Williamson County. The Bank competes with numerous commercial banks and savings institutions with offices in the Bank’s market area. The competitors in the Maury County market area have up to $1.06 billion in deposits and those in the Williamson County market area have up to $3.7 billion, as reported by the FDIC as of June 30, 2005. At December 31, 2005, the Bank had deposits of approximately $286 million.
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

Employees
As of December 31, 2005, the Company had 74 full-time equivalent employees and 78 total employees. The Company plans to continue to hire additional employees to meet growth demands. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement, and the Company believes that its employee relations are good.
Supervision and Regulation
General
As a registered bank holding company and a Tennessee-chartered, federally insured commercial bank, the Company and the Bank are subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is regularly examined by the FDIC and the Department and files periodic reports concerning its activities and financial condition with its regulators. The Bank’s relationships with depositors and borrowers are also regulated to a great extent by both federal law and the laws of the State of Tennessee, especially in such matters as the ownership of accounts and the form and content of mortgage documents.
Federal and state banking laws and regulations govern all areas of the operation of the Company and the Bank, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends, and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice. Both the Department and the FDIC have the authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.
The following summaries of statutes and regulations affecting banks do not purport to be complete. Such summaries are qualified in their entirety by reference to the statutes and regulations described.
Bank Holding Company Act of 1956
The Company is a bank holding company registered under the provisions of the federal Bank Holding Company Act of 1956, as amended (the “BHC Act”), and consequently is subject to examination by the Board of Governors of the Federal Reserve System (the “FRS”).
A bank holding company is required to file with the Federal Reserve Bank of Atlanta (the “FRB”) annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the FRB and is required to obtain FRB approval prior to acquiring, directly or indirectly, ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting stock of such bank unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or a bank holding company, and must engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or management or controlling banks as to be properly incident thereto.
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
The Attorney General of the United States may, within 15 days after approval by the FRB of an acquisition, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts. Failure of the Attorney General to challenge an acquisition does not, however, exempt the holding company from complying with both state and federal antitrust laws after the acquisition is consummated or immunize the acquisition from future challenge under the anti-monopolization provisions of the Sherman Act.
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
The FRS has broad authority to prohibit activities of bank holding companies and their non-bank subsidiaries which represent unsafe and unsound banking practices or which constitute knowing or reckless violations of laws or regulations, if those activities caused a substantial loss to a depository institution. These penalties can be as high as one million dollars for each day the activity continues.

Securities Registration and Reporting
The Common Stock of the Company is registered as a class with the SEC under the 1934 Act and thus is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of the Act. In addition, the securities issued by the Company are subject to the registration requirements of the 1933 Act and applicable state securities laws unless exemptions are available. The periodic reports, proxy statements, and other information filed by the Company with the SEC are available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer with the SEC and the Company’s filings may also be obtained at the SEC website (http://www.sec.gov).
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
The Company is a legal entity separate and distinct from the Bank. The principal source of the Company’s revenues however, is from dividends declared by the Bank. Under Tennessee law, the Bank can only pay dividends in an amount equal to or less than the total amount of its net income for that year combined with retained net income of the preceding two (2) years. Payment of dividends in excess of this amount requires prior approval by the commissioner of the Department. The Bank’s ability to pay dividends also may depend on its ability to meet minimum capital levels established from time to time by the FDIC. Under such regulations, FDIC-insured state banks are prohibited from paying dividends, making other distributions or paying any management fee to a parent if, after such payment, the bank would fail to have a risk-based Tier 1 capital ratio of 4%, a risk-based total capital ratio of 8% and a Tier 1 leverage capital ratio of 4%.
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
At December 31, 2005, the Bank’s deposit base for purposes of FDIC premiums was $249 million. The Bank paid FDIC insurance premiums of $31,588 in 2005.
FDICIA & Prompt Corrective Action — The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), which was enacted on December 19, 1991, substantially revised the depository institution regulatory and funding provisions of the FDIA and revised several other banking statutes. The additional supervisory powers and regulations mandated by FDICIA include a “prompt corrective action” program based upon five regulatory zones for banks, in which all banks are placed, largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s capital leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. Each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The FDIC has adopted regulations implementing the prompt corrective action provisions of the FDICIA, which place financial institutions in the following five categories based upon capital ratios: (i) a “well capitalized” institution if it has a total risk-based capital ratio of 10.0%, a Tier 1 risk-based ratio of at least 6% and a leverage ratio of at least 5%; (ii) an “adequately capitalized” institution has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage ratio of 4%; (iii) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier 1 risk-based capital ratio of under 4% or a leverage ratio of under 4%; (iv) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier 1 risk-based ratio of under 3% or a leverage ratio of under 3%; and (v) a “critically undercapitalized” institution has a leverage ratio of 2% or less.
The regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. Specifically, Section 38 of the FDIA and the implementing regulations provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. (The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized).
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
FDICIA contains numerous other provisions, including accounting, audit and reporting requirements, beginning in 1995 termination of the “too big to fail” doctrine except in special cases, limitations on the FDIC’s payment of deposits at foreign branches, new regulatory standards in such areas as asset quality, earnings and compensation and revised regulatory standards for, among other things, powers of state banks, real estate lending and capital adequacy. FDICIA also requires that a depository institution provide 90 days prior notice of the closing of any branches.
Various other legislation, including proposals to revise the bank regulatory system and to limit or expand the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. The Department and the FRB examine the Bank periodically for compliance with various regulatory requirements. Such examinations, however, are for the protection of the BIF and depositors and not for the protection of investors and shareholders.
As of December 31, 2005, under the regulations promulgated under FDICIA, the Bank would have been deemed to be a “well-capitalized” institution if solely viewed on the basis of capital ratios.
Standards for Safety and Soundness—The FDIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (the “Guidelines”) to implement safety and soundness standards required by the FDIA. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The agencies also adopted asset quality and earnings standards which are part of the Guidelines. Under the regulations, if the FDIC determines that the Bank fails to meet any standards prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.
Capital Requirements—The FDIC’s minimum capital standards applicable to FDIC-regulated banks and savings banks require the most highly-rated institutions to meet a “Tier 1” leverage capital ratio of at least 3.0% of total assets. Tier 1 (or “core capital”) consists of common stockholders’ equity, noncumulative perpetual preferred stock and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 100-200 basis points above the 3% minimum. The FDIC capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not highly rated or are anticipating or experiencing significant growth. Tier 2 capital is an amount equal to the sum of (i) the allowance for possible loan losses in an amount up to 1.25% of risk-weighted assets; (ii) cumulative perpetual preferred stock with an original maturity of 20 years or more and related surplus; (iii) hybrid capital instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) in an amount up to 50% of Tier I capital, eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus. The inclusion of the foregoing elements of Tier 2 capital is subject to certain requirements and limitations of the FDIC.
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
The FDIC has adopted the Federal Financial Institutions Examination Council’s recommendation regarding the adoption of Statement of Financial Accounting Standard No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Specifically, the FDIC determined that net unrealized holding gains or losses on available for sale debt and equity securities should not be included when calculating core and risk-based capital ratios.
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
Activities and Investments of Insured State-Chartered Banks—Section 24 of the FDIA, as amended by the FDICIA, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership, the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investment may not exceed 2% of the bank’s total assets,

(iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.
In addition, an insured state bank (i) that is located in a state which authorized as of September 30, 1991 investment in common or preferred stock listed on a national securities exchange (“listed stock”) or shares of a registered investment company (“registered shares”), and (ii) which during the period beginning September 30, 1990 through November 26, 1991 (the “measurement period”) made or maintained investments in listed stocks and registered shares, may retain whatever shares that were lawfully acquired or held prior to December 19, 1991 and continue to acquire listed stock and registered shares, provided that the bank does not convert its charter to another form or undergo a change in control. In order to acquire or retain any listed stock or registered shares, however, the bank must file a one-time notice with the FDIC which meets specified requirements and which sets forth the Bank’s intention to acquire and retain stocks or shares, and the FDIC must determine that acquiring or retaining the listed stocks or registered shares will not pose a significant risk to the deposit insurance fund of which the bank is a member.
FDIC regulations implementing Section 24 of the FDIA provide that an insured state-chartered bank may not, directly, or indirectly through a subsidiary, engage as “principal” in any activity that is not permissible for a national bank unless the FDIC has determined that such activities would pose no risk to the insurance fund of which it is a member, and the bank is in compliance with applicable regulatory capital requirements. Any insured state-chartered bank or savings bank directly or indirectly engaged in any activity that is not permitted for a national bank must cease the impermissible activity.
Loans-to-One-Borrower—The aggregate amount of loans that the Bank is permitted to make under applicable regulations to any one borrower, including related entities, is the greater of 25% of unimpaired capital and surplus or $500,000. Based on the Bank’s capitalization of $30,870,603 at December 31, 2005, the Bank’s loans-to-one borrower limit is approximately $7,717,651.
Federal Reserve System—In 1980 Congress enacted legislation which imposed Federal Reserve requirements (under “Regulation D”) on all depository institutions that maintain transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank.
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
The USA Patriot Act of 2001—The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) was enacted in October 2001. The USA Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions of all kinds is significant and wide ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (i) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (ii) standards for verifying customer identification at account opening; (iii) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iv) reports by non-financial trades and business filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (v) filing of suspicious activities reports involving securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

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
Monetary Policy
The Bank, like other depository institutions, is affected by the monetary policies implemented by the Board of Governors of the FRS. The FRS has the power to restrict or expand the money supply through open market operations, including the purchase and sale of government securities and the adjustment of reserve requirements. These actions may result in significant fluctuations in market interest rates, which could adversely affect the operations of the Bank, such as its ability to make loans and attract deposits, as well as market demand for loans. See “Supervision and Regulation.”
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
The Bank currently operates a branch office at a temporary site located at 256 Seaboard Lane, Franklin, Tennessee, and the Bank leases the office space.
The Bank has an operation building located at 501 South James Campbell Boulevard, Columbia, Tennessee, 38401. The Bank owns the building and property.
The Bank owns 1.89 acres of land at Carothers Parkway, Franklin, Tennessee in Williamson County and construction has begun on the permanent building site.
At December 31, 2005, the cost of office properties and equipment (less allowances for depreciation and amortization) owned by the Bank was $7,301,000.

ITEM 3.	LEGAL PROCEEDINGS
The Company’s bank subsidiary is a defendant in a suit filed on May 31, 2005 in Maury County Circuit Court, Holloway et al. v. Evers. et al, in which the plaintiff alleges that a bank loan officer disclosed the plaintiff’s loan history at the bank to plaintiff’s two partners in a real estate development, who subsequently forced plaintiff to sell his interest to them. Plaintiff alleges causes of action for tortious interference with contract, breach of common law fiduciary duty, and violation of the Financial Records Privacy Act. Plaintiff seeks $5,000,000 in compensatory damages and $5,000,000 in punitive damages, jointly and severally, from the bank and his two partners. The Company believes the claim is without merit, intends to vigorously defend the suit, and does not believe the ultimate disposition of the suit will have a material adverse effect on its financial condition or results of operation.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company’s fiscal year ended December 31, 2005.

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
No public market exists for the Company’s Common Stock, and there can be no assurance that a public trading market for the Company’s Common Stock will develop. As of March 21, 2006, there were 2,172 holders of record of Company Common Stock and 2,875,860 shares outstanding, without vested options. As of March 21, 2006, there were 157,411 shares of Common Stock subject to outstanding vested options to purchase such shares.
While there is no public market for the Company’s Common Stock, the most recent trade of the Company’s Common Stock known to the Company occurred on March 16, 2006 at a price of $28.00 per share. These sales are isolated transactions and, given the small volume of trading in the Company’s Common Stock, may not be indicative of its present value. Below is a table which sets forth the Company’s high and low prices of which the Company is aware for the relevant quarters during the fiscal year ended December 31, 2005 and the fiscal year ended December 31, 2004:

	High	Low
2005
First quarter	$19.00	$13.00
Second quarter	$24.00	$19.00
Third quarter	$26.00	$22.00
Fourth quarter	$29.00	$25.00

2004
First quarter	$13.00	$12.50
Second quarter	$14.00	$12.50
Third quarter	$15.00	$13.00
Fourth quarter	$17.50	$14.50
The above 2004 prices have been adjusted to reflect a 2-for-1 stock split which occurred on May 9, 2005.
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
In the future, the declaration and payment of dividends on the Company’s Common Stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock and other factors deemed relevant by the Board of Directors. As of December 31, 2005, an aggregate of approximately $5,738,000 was available for the payment of dividends by the Bank to the Company under applicable restrictions, without regulatory approval. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS
Management’s Discussion and Analysis of Financial Condition and Results of Operation
OVERVIEW
($ AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)
The following is a discussion of our financial condition at December 31, 2005 and December 31, 2004, and our results of operations for the years ended December 31, 2005 and December 31, 2004. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the annual audited consolidated financial statements. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere herein.
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
Critical Accounting Policies
The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses (ALL), have been critical to the determination of our financial position, results of operations and cash flows.
Allowance for Loan Losses. Our management assesses the adequacy of the ALL prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions: (1) an amount representative of specifically identified credit exposure and exposures; and (2) an amount representative of incurred loss which is based in part on the consideration of historic loss histories which management believes is representative of the probable loss. Even though the allowance for loan losses is composed of two components, the entire allowance is available to absorb any credit losses. We base the amount for unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. We then assign each risk-rating grade a loss ratio, which is determined based on the experience of management, discussions with banking regulators and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or based on the underlying collateral value. We also assign loss ratios to our homogeneous loan groups. However, we base the loss ratios for these homogeneous loans on the category of consumer credit (e.g., automobile, residential mortgage, home equity).
We then test the resulting ALL balance by comparing the balance in the allowance account to historical trends and peer information. Our management then evaluates the results of the procedures performed, including the results of our testing, and concludes on the appropriateness of the balance of the ALL in its entirety. The audit committee of our board of directors reviews the assessment prior to the filing of quarterly financial information.
In assessing the adequacy of the ALL, we also rely on an ongoing independent loan review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio. Our loan review process includes the judgment of management and reviews that may have been conducted by bank regulatory agencies as part of their usual examination process.
RESULTS OF OPERATIONS
Consolidated net income for the Company for 2005 was $2,565, compared to net income of $2,132 for 2004. Pretax income grew from $3,379 in 2004 to $3,826 in 2005, a 13.2% increase. The increase in pretax income in 2005 was primarily due to the Bank’s overall asset growth, specifically loan growth and the associated interest income. Basic and diluted income per common share was $0.89 and $0.86, respectively, in 2005, compared to $0.78 and $0.75 in 2004. No dividends were paid in 2005 or 2004.
Net Interest Income
Net interest income before the provision for loan losses for 2005 was $10,299, compared with $8,321 in 2004. The increase of $1,978 was due primarily to continued growth in the Bank’s loan portfolio, which was funded primarily by deposit growth. Interest income from securities in 2005 increased to $1,003, compared to $759 in 2004. The increase in interest rates and the short maturity structure of the investment portfolio provided opportunities to reinvest in higher yield bonds. Short-term funds income increased due to significantly higher interest rates in 2005. The yield on interest earning assets, including loan fees, increased to 6.41% in 2005, compared to 5.51% in 2004. The cost of interest bearing accounts funds has followed the same trend, increasing to 2.96% in 2005, up from 2.16% in 2004.
The Bank’s net interest margin during 2005 was 3.81% compared to 3.64% in 2004. Loan and deposits rates began to climb in 2005. Loan yields increased 73 basis points versus 81 basis points on deposits between January 1, 2005 and December 31, 2005. Part of this increase in net interest margin is due to the growth in average loans balances of $44,022 compared to the growth in average deposits balances of $36,470. Therefore, average balances in loans grew more rapidly compared to deposit growth in an upward rate environment, which caused an increase in net interest margin. Also, the short–term maturity structure on the investment portfolio provided opportunities to reinvest in higher yield bonds and higher yields in short term funds were also realized.

Noninterest Income
Total noninterest income was $2,356 in 2005, compared with $2,107 in 2004. The Bank originates and sells long-term fixed rate mortgages and the related servicing. Mortgage loans originated and sold generated $469 of income in 2005, versus $378 in 2004. The other large component of non-interest income is service charges on deposit accounts, which totaled $1,561 in 2005, compared to $1,564 in 2004. Service charge income remained about the same for 2005 and 2004 due to the execution of a new free checking account campaign and higher average balances on transaction deposit accounts. The overdraft courtesy product generated income of $1,112 for 2005, compared to $1,154 for the same period in 2004. Other noninterest income includes credit life insurance commissions, safe deposit box rent, ATM income, check printing income, and customer fee income. Management expects that noninterest income will continue to increase as the Bank increases in size.
Noninterest Expense
During 2005 and 2004, noninterest expenses have increased as the Bank has grown. Total noninterest expense was $8,146 in 2005, an increase of $1,817, or 28.7% over the $6,329 in 2004. As a percent of average assets, noninterest expense in 2005 was 2.9% versus 2.7% in 2004. The growth in noninterest expenses throughout 2004 and 2005 is attributable primarily to salaries and other operating expenses associated with growth of the Bank and expanding into Williamson County, including data processing, legal and accounting expenses. Salaries increased $1,136, or 40.7% in 2005 when compared with 2004, and data processing expense was $572 in 2005, an increase of $75 or 15.1% over prior year. Furniture and equipment expense increased $78, or 19.4% over 2004. Occupancy expense was $453 in 2005, an increase of $159, or 54.1% over the expense of $294 in 2004. Management expects that noninterest expenses will continue to increase moderately in conjunction with the growth of the Bank, but should decline as a percentage of average assets as the Bank experiences operating efficiencies resulting from its growth.
Provision for Loan Losses
In 2005, the Bank recorded a provision for loan losses of $683 compared to $720 for 2004. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experience, which management believes is representative of the probable loss. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. The provision for loan losses has been directly impacted by the rapid loan growth experienced by the Bank, as well as the effect of net charge-offs as the loan portfolio is maturing.
Income Taxes
The effective income tax expense rate for the year ended December 31, 2005 was approximately 33.0%, compared to an effective income tax expense rate for year ended December 31, 2004 of approximately 36.9% . The reduction in the effective tax rate between the periods was primarily due to additional tax-exempt investment income and the formation of a real estate investment trust during the first quarter of 2005, which provides us with an alternative vehicle for raising capital should we so desire. Additionally, the ownership structure of this real estate investment trust provides certain state income tax benefits which also lowered our effective tax rate.

FINANCIAL CONDITION
Total assets at December 31, 2005 were $328,806, an increase of $71,464, or 27.8%, over 2004 year-end assets of $257,342. Average assets for 2005 were $285,791, an increase of $48,150, or 20.3% over average assets for 2004.
The primary reason for the increase in total assets was strong loan demand, which resulted in significant loan growth throughout 2005. The increase in total assets was funded primarily by the continued growth of new deposits accounts as well as obtaining national market time deposits, broker deposits and public fund deposits. Net loans of $256,150 (excluding mortgage loans held for sale) increased by $48,063 or 23.1% in 2005, from $208,087 in 2004. At December 31, 2005, cash and cash equivalents were $25,726, an increase of $16,486 over year end 2004. The increase in cash and cash equivalents resulted from an increase in federal funds sold and due from banks.
Loans
Gross loans grew from $210,827 in 2004, to $259,418 in 2005, an increase of $48,591, or 23.1%. Mortgage loans held for sale in 2005 were $1,890 compared to $1,508 in 2004, an increase of $382. Most of the net loan growth in 2005 was in 1-4 family residential real estate, construction and commercial (non-real estate) loans. Loans secured by 1-4 family real estate increased $11,790, while commercial (non-real estate) loans increased by $6,533. Construction loans secured by real estate increased $25,289, or 69.8% over 2004. The construction loan increase was due to expanding into the Williamson and Rutherford County markets.
In 2005, $211,607, or 81.6%, of total loans consisted of construction, 1-4 family residential, commercial, and multifamily loans secured by real estate. As of year-end 2005, $61,530, or 23.7%, of total loans were construction loans secured by real estate. Loans secured by 1-4 family residential real estate were $79,634, or 30.7%, of total loans at December 31, 2005. Commercial loans secured by real estate were $69,549, or 26.8% ,of total loans. Commercial, financial and agricultural loans totaling $36,601 made up 14.1% of total loans. Consumer loans for 2005 totaled $10,803, or 4.2%, of total loans. Other loans totaled $1,301, or .5%, of total loans. Of the total loans of $259,418 in the portfolio as of year-end 2005, $127,332, or 49.1%, were variable rate loans and $132,086 were fixed rate loans.
On December 31, 2005, the Company’s loan to deposit ratio (including mortgage loans held for sale) was 91.3%, compared to 94.9% in 2004. The loan to asset ratio (including mortgage loans held for sale) was 79.5% for 2005, compared to 82.5% in 2004. Management expects loan demand to remain strong, especially in commercial loans. Management currently anticipates the loan-to-deposit ratio to remain in the range of approximately 85.0%-95.0% during the coming year with the loan-to-asset ratio expected to be between 75.0%-85.0%.
Securities
At December 31, 2005, the Company owned $30,330 in securities, compared to $27,867 in 2004. The net unrealized losses on securities for 2005 were $232. At year-end 2005, $18,887, or 62.3%, of total securities were U S government agencies. Mortgage-backed securities comprised $3,089, or 10.2%, of total securities. Other debt securities totaled $2,502, or 8.2% of the portfolio, while state and municipals totaled 5,487, or 18.1%, and equity securities totaled $365, or 1.2%, of total securities. Total securities increased in 2005 by $2,463. The Company’s investment portfolio is used to provide yield and liquidity and for pledging purposes to secure public fund deposits.

Premises and Equipment
In 2005, fixed assets, net of depreciation, decreased $647. The decrease in fixed assets consisted of the sale of 4.56 acres of land in Williamson County totaling $1,530. In 2005, completion of the Bank’s new operation building netted an increase of $1,343 in building, furniture and equipment.
Construction began on the Carothers Parkway branch in Williamson County in 2005. Construction in process for Carothers Parkway branch in 2005 totaled $831. The total expected cost of the branch is $3,250. The branch will be completed in late 2006.
Rent expense was $126 in 2005, compared to $99 in 2004. The increase was due to the lease increase on the downtown branch, the loan production office in Williamson County and the increase in the number of ATMs in Maury County.
Deposits
Total deposits were $286,243 at December 31, 2005, compared to $223,778 at December 31, 2004. At year-end 2005, $32,499, or 11.4% of the Bank’s total deposits were in noninterest-bearing demand accounts. Interest-bearing demand accounts were $45,804, or 16.0% of total deposits. Interest-bearing demand accounts decreased $2,326 in 2005, which was caused mainly by the public fund entities utilizing their funds and a large deposit customer funding investment opportunities. Savings accounts totaled $9,570 or 3.3% of total deposits.
The majority of the deposits continue to be in time deposits. Time deposits (certificate of deposits and IRAs) totaled $198,370, or 69.3% of total deposits. Time deposits greater than $100,000 were $82,079 in 2005. Time deposits less than $100,000 were $116,291 in 2005, which is an increase of $32,406 from 2004. The increase in time deposits less than $100,000 was from national market time deposits and brokered time deposits. At December 31, 2005, national market time deposits totaled $54,858, with a weighted average rate of 4.11%. Total brokered time deposits were $15,319 at December 31, 2005 with a weighted rate of 4.15%. The Bank has $192,151 in time deposits maturing within two years. $14,319 of those time deposits maturing within two years were brokered deposits. Time deposits maturing within one year were $156,930, or 79.1% of total time deposits. The weighted average cost of all deposit accounts was 2.58% in 2005. The weighted average rate on time deposits was 3.36%. Management expects to seek short-term time deposit funding to match variable rate loans. The Bank has increased its marketing efforts to increase its core deposit growth. The Bank has introduced a new marketing campaign on the free checking account product and has expanded into Williamson County to access lower cost business accounts. These efforts, if successful, should reduce interest rate risk.
Subordinated Debentures
The Company established a Trust which issued a $3,000 floating rate trust preferred security as a part of a private offering in 2002. The Trust can redeem the securities any time after September 30, 2007. The interest is paid quarterly and the interest rate resets quarterly. The interest rate is the New York Prime plus 50 basis points. The trust preferred security maturity date is December 31, 2032. The Company issued $3,000 of subordinated debentures to the Trust, which is counted as Tier 1 capital for regulatory purposes. The proceeds from this offering were utilized to increase the Bank’s capital by $3,000.
In 2005, the Company established a Trust which issued $5,000 floating rate obligated mandatory redeemable securities through a special purpose entity as a part of pool offering. The interest is paid quarterly and the interest rate resets quarterly. These securities mature on September 15, 2035; however, the maturity may be shortened to a date not earlier than September 15, 2010. The Company issued $5,000 of subordinated debentures to the Trust, of which $4,500 counts as Tier 1 capital for regulatory purposes.
Prior to 2003, the Trust was consolidated in the Company’s financial statements, with the Trust preferred securities issued by the Trust reported in liabilities as “trust preferred securities” and the subordinated debentures eliminated in consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the Trust is no longer consolidated with the Company. Accordingly, the Company does not report the securities issued by the Trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the Trust, as these are no longer eliminated in consolidation. Since the amount of the subordinated debentures and the trust preferred securities was the same, the effect of no longer consolidating the Trust does not change the amounts reported as the Company’s assets, liabilities, equity, or interest expense. Accordingly, the amounts previously reported as “trust preferred securities” in liabilities have been re-captioned “subordinated debentures” and continue to be presented in liabilities on the balance sheet.
Liquidity
Community First’s liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing and financing activities. These activities are summarized below for the years ended December 31, 2005 and 2004:

	Year ended December 31
	2005	2004
Net income	$2,565	$2,132
Adjusted to reconcile net income to net cash from operating activities	(1,437)	913

Net cash from operating activities	1,128	3,045
Net cash from investing activities	(52,202)	(42,941)
Net cash from financing activities	67,560	37,523

Net change in cash and cash equivalents	16,486	(2,373)

Cash and cash equivalents at beginning of period	9,240	11,613

Cash and cash equivalents at end of period	$25,726	$9,240

The adjustments to reconcile net income to net cash from operating activities consist of mortgage banking activities, purchase of a bank owned life insurance policy and provisions for loan losses. Significant components of investing activities during 2005 were net loan originations of $49,950 and purchase of securities available for sale of $14,428, offset by the proceeds from the maturities and redemptions of securities available for sale of $10,500. Significant components of investing activities during 2004 were net loan originations of $39,416 and purchases of securities available for sale of $17,598, offset by the proceeds from the maturities and redemptions of securities available for sale of $17,000.
Cash flows from financing activities during 2005 included net deposit inflows of $62,465 and issuance of $5,000 of subordinate debentures. Financing activities during 2004 included net deposit inflows of $28,539 and proceeds from issuance of common stock of $5,984 and proceeds from Federal Home Loan Bank of $3,000.
Liquidity refers to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the Statement of Cash Flows, the Company’s main sources of cash flow are from receiving deposits from its customers, and to a lesser extent, repayment of loan principal and interest income on loans and securities.
The primary uses of cash are lending to Community First’s borrowers and investing in securities and short-term interest-earning assets. In 2005, deposit growth kept pace with loan demand. The Bank had $11,000 in surety bonds and $7,000 in FHLB letters of credit to secure public deposits. Surety bonds and FHLB letters of credit were used to keep the Bank’s security portfolio available for liquidity purposes. Other potential sources of liquidity include the sale of securities available for sale from the Bank’s securities portfolio, the sale of loans held for sale, Federal Home Loan Bank advances, acquiring national market time deposits, acquiring broker time deposits or the purchase of federal funds, or repurchase agreements.
Community First considers its liquidity sufficient to meet its outstanding short and long-term needs. Community First expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.
Off-Balance Sheet Arrangements
At December 31, 2005, the Company had unfunded loan commitments outstanding of $42,028 and unfunded letters of credit of $3,515. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiaries have the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiaries could sell participations in these or other loans to correspondent banks.
Capital Resources
The Company’s total shareholders’ equity at December 31, 2005 was $24,017 compared to $21,452 at December 31, 2004. The increase of $2,565 was the result of 2005 net income of $2,565 and the issuance of 7,666 shares of common stock under the stock option plan of $56, including a tax benefit of $39 arising from the stock options exercised and the change in unrealized loss on securities available for sale. The increase in shareholders’ equity was partially offset by the change in unrealized gains on securities available for sale.
As of December 31, 2005 and December 31, 2004, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. The total capital to risk-weighted assets ratio for the Company and the Bank was 12.77% and 12.37%. Tier-1 to risk weighted assets ratio for the Company and the Bank was 11.59% and 11.19%. Tier 1 to average asset ratio for the Company and the Bank was 10.25% and 9.91%. The subordinated debentures, issued in 2002 and 2005, increased Tier 1 capital, giving the Bank the opportunity to continue its asset growth.
The Bank sold 180,000 shares of common stock as part of a stock offering which was completed on January 13, 2004. The proceeds of the offering were used to strengthen Community First’s capital base and position it to continue to exceed minimum regulatory capital ratios, which should allow for future growth.
Interest Rate Sensitivity
Management uses a gap simulation model that takes cash flows into consideration. These include mortgage backed securities and loan prepayments and it also takes into effect expected calls on securities. Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing the Bank’s pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest bearing deposits that are actually repriceable within a year. Our cumulative one year gap position at for December 31, 2005 was 12.64% of total assets. Our policy states that our one-year cumulative gap should not exceed 15% of total assets.
At year-end 2005, $218,537 of $304,416 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $192,389, or 73.6% of total loans. The Bank had $5,643 loans maturing or repricing after five years. As of December 31, 2005, the Bank had $156,930 in time deposits maturing or repricing within one year.
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
To evaluate the impact of rate change on income, the rate shock simulation of interest income is the best technique because variables are changed for the various rate conditions. Each category of earning assets and liabilities interest change is calculated as rates ramp up and down. In addition the prepayment speeds and repricing speeds are changed. Rate shock is a method for stress testing the net interest margin over the next four quarters under several rate change levels. These levels span four 100bp increments up and down from the current interest rate. Our policy guideline is that net interest income maximum percentage change cannot exceed plus or minus 10% on 100 bp change and 15% on 200bp change. The following illustrates the effects on net interest income of shifts in market interest rates from the rate shock simulation model.

December 31, 2005	+200 bp	+100bp	-100bp	-200bp
Basis Point Change
Increase (decrease in net interest income)	8.15%	4.06%	(4.08%)	(8.23%)

December 31, 2004	+200 bp	+100bp	-100bp	-200bp
Basis Point Change
Increase (decrease in net interest income)	6.32%	3.19%	(3.36%)	(6.89%)
There was no significant impact on income in the rate shock simulation of interest income between 2004 and 2005.
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

December 31, 2005	+200 bp	+100bp	-100bp	-200bp
Basis Point Change
Increase (decrease in equity at risk)	(2.50%)	(1.40%)	1.10%	1.90%

December 31, 2004	+200 bp	+100bp	-100bp	-200bp
Basis Point Change
Increase (decrease in equity at risk)	(3.20%)	(1.50%)	1.30%	2.30%
There was no significant impact on equity at risk in the economic value of equity simulation between 2004 and 2005.
One of management’s objectives in managing the Bank’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities.

Average Balance Sheets, Net Interest Revenue
Changes in Interest Income and Interest Expense
The following table shows the average daily balances of each principal category of assets, liabilities and stockholders’ equity of the Company, an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the years ended December 31.

	(In Thousands of Dollars)
	December 31, 2005			December 31, 2004			Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate (1)	Total
Gross loans (2 and 3)	$237,643	6.81%	$16,189	$193,621	6.08%	$11,773	$2,677	$1,739	$4,416

Securities available for sale	28,788	3.48%	1,003	30,236	2.51%	759	(36)	280	244

Federal funds sold and other	3,574	3.16%	113	4,891	1.25%	61	(16)	68	52

Total interest-earning assets	270,005	6.41%	17,305	228,748	5.51%	12,593	2,625	2,087	4,712

Cash and due from banks	6,091			4,865
Other nonearning assets	12,686			6,496
Allowance for loan losses	(2,991)			(2,468)

Total assets	$285,791			$237,641

Deposits:
NOW & money market investments	$49,096	1.53%	$751	$53,606	1.12%	$602	$(51)	$200	$149
Savings	9,436	1.20%	113	8,858	1.03%	91	6	16	22
Time deposits $100,000 and over	65,003	3.97%	2,582	55,142	2.52%	1,392	249	941	1,190
Other time deposits	99,988	2.96%	2,963	69,447	2.53%	1,760	774	429	1,203

Total interest-bearing deposits	223,523	2.87%	6,409	187,053	2.06%	3,845	978	1,586	2,564

Other borrowings	13,322	4.48%	597	10,602	4.03%	427	110	60	170

Total interest-bearing liabilities	236,845	2.96%	7,006	197,655	2.16%	4,272	1,088	1,646	2,734

Noninterest-bearing liabilities	26,399	—	—	21,234	—	—	—	—	—

Total liabilities	263,244			218,889

Shareholders’ equity	22,547			18,752

Total liabilities and shareholders’ equity	$285,791			$237,641

Net interest income			$10,299			$8,321	$1,537	$441	$1,978

Net interest margin (4)		3.81%			3.64%

1	Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

2	Interest income includes fees on loans of $648 in 2005 and $622 in 2004.

3	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

4	Net interest income to average interest-earning assets.

	(In Thousands of Dollars)
	December 31, 2004			December 31, 2003			Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate (1)	Total
Gross loans (2 and 3)	$193,621	6.08%	$11,773	$149,246	6.26%	$9,338	$2,776	$(341)	$2,435

Securities available for sale	30,236	2.51%	759	24,422	2.42%	592	141	26	167

Federal funds sold and other	4,891	1.25%	61	6,423	1.09%	70	(17)	8	(9)

Total interest-earning assets	228,748	5.51%	12,593	180,091	5.55%	$10,000	$2,900	(307)	2,593

Cash and due from banks	4,865			4,331
Other nonearning assets	6,496			5,242
Allowance for loan losses	(2,468)			(1,943)

Total assets	$237,641			$187,721

Deposits:
NOW & money market investments	$53,606	1.12%	$602	$49,631	1.34%	$665	$53	$(116)	$(63)
Savings	8,858	1.03%	91	6,024	1.13%	68	32	(9)	23
Time deposits $100,000 and over	55,142	2.52%	1,392	37,548	3.87%	1,453	681	(742)	(61)
Other time deposits	69,447	2.53%	1,760	56,987	2.18%	1,240	271	249	520

Total interest-bearing deposits	187,053	2.06%	3,845	150,190	2.28%	3,426	1,037	(618)	419

Other borrowings	10,602	4.03%	427	8,952	4.39%	393	72	(38)	34

Total interest-bearing liabilities	197,655	2.16%	4,272	159,142	2.40%	3,819	1,109	(656)	453

Noninterest-bearing liabilities	21,234	—	—	16,068	—	—	—	—	—

Total liabilities	218,889			175,210

Shareholders’ equity	18,752			12,511

Total liabilities and shareholders’ equity	$237,641			$187,721

Net interest income			$8,321			$6,181	$1,791	$349	$2,140

Net interest margin (4)		3.64%			3.43%

1	Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

2	Interest income includes fees on loans of $622 in 2004 and $490 in 2003.

3	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

4	Net interest income to average interest-earning assets.

Investment Portfolio
The carrying value of securities at December 31 is summarized as follows:
Category

	December 31
	2005	2004	2003
	(In Thousands)
Available for sale:

U.S. Government and federal agency	$18,887	$16,932	$20,251
Mortgage-backed securities	3,089	4,416	5,956
State and municipals	5,487	3,138	152
Other debt securities	2,502	3,061	2,586
Equity securities	365	320	236

Total	$30,330	$27,867	$29,181

The following table presents the carrying value by maturity distribution of the investment portfolio, along with weighted average yields thereon, as of December 31, 2005:

	Within	1-5	5-10	Beyond
	1 Year	Years	Years	10 Years	Total
	($ in thousands)
U.S. Government and federal agency	$11,914	$6,973	$—	$—	$18,887
State and municipals	—	344	246	4,897	5,487
Other debt securities	—	—	1,000	1,502	2,502

Total debt securities	$11,914	$7,317	$1,246	$6,399	$26,876

Weighted average yield (tax equivalent)	3.30%	4.26%	5.37%	4.52%	3.97%

Mortgage-backed and equity securities					$3,089

Weighted average yield					3.70%

Loan Portfolio
The following table presents various categories of loans contained in the Bank’s loan portfolio for the periods indicated and the total amount of all loans for such period:

	2005	2004	2003	2002	2001
Real estate
Construction	$61,530	$36,241	$23,977	$28,897	$18,710
1-4 family residential	79,634	67,844	52,073	39,067	26,915
Commercial	69,549	66,319	63,513	36,315	26,377
Other	894	288	486	376	—
Commercial, financial and agricultural	36,601	30,068	21,765	18,918	15,579
Consumer	10,803	9,597	9,778	9,262	9,429
Other	407	470	460	371	289

Total loans	$259,418	210,827	172,052	133,206	97,299

Allowance for possible loan losses	(3,268)	(2,740)	(2,249)	(1,773)	(1,328)

Total (net of allowance)	$256,150	$208,087	$169,803	$131,433	$95,971

The following is a presentation of an analysis of maturities of loans as of December 31, 2005:

	Due in 1	Due in 1	Due after
Type of Loan	year or less	to 5 years	5 Years	Total
	($ in thousands)
Commercial, financial and agricultural and commercial R/E	$28,343	$61,161	$16,646	$106,150
Real estate-construction	36,275	23,343	1,912	61,530

Total	$64,618	$84,504	$18,558	$167,680

The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2005 (in thousands):

Loans due after 1 year with predetermined interest rates	$64,183
Loans due after 1 year with floating interest rates	$38,879
Asset Quality
The following table presents information regarding nonaccrual, past due and restructured loans at the dates indicated:
     Loans accounted for on a non-accrual basis:

	December 31,
	2005	2004	2003	2002	2001
	($ in thousands)
Number	12	10	7	3	11
Amount	$508	$905	$533	$28	$58

Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:
Number	0	0	9	7	6
Amount	$0	$0	$307	$407	$801

Loans defined as “troubled debt restructurings”
Number	—	—	—	—	—
Amount	$—	$—	$—	$—	$—
As of December 31, 2005, there were no loans classified by management as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.
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

Nonperforming loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans. We had nonperforming loans totaling $508,000 at December 31, 2005, compared to $905,000 at December 31, 2004. The nonperforming loans at December 31, 2005, consisted of 12 loans of which two loans totaling $117,920 belonged to a single customer. The nonperforming loans at December 31, 2004, were comprised of 10 loans of which 4 loans totaling $391,669 belonged to one customer. The Bank had allocated $50,000 for this borrower in the allocation computation. A charge off of $16,690 was taken on this loan in 2004. The remaining loans in 2003 were small consumer loans. The nonperforming loan total at year-end 2002 consisted of one loan, secured by residential real estate, which was placed on non-accrual status during the third quarter of 2002. For the years ended December 31, 2004, 2003 and 2002, the accrued interest that would have been collected on non-accrual loans was not material to the financial condition or results of operations of the Company.
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
Summary of Loan Loss Experience
An analysis of the Bank’s loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses (in thousands):

	December 31,
	2005	2004	2003	2002	2001
Balance at beginning of period	$2,740	$2,249	$1,773	$1,328	$897

Charge-offs:
Commercial, financial and agricultural	(98)	(66)	—	(55)	(13)
Real Estate-construction	—	—	—	—	—
Real Estate-1 to 4 family residential	(14)	(7)	(30)	(144)	(35)
Real Estate-commercial	—	—	—	—	(24)
Consumer and other loans	(121)	(179)	(130)	(72)	(107)

	(233)	(252)	(160)	(271)	(179)

Recoveries:
Commercials, financials and agriculture	—	—	2	7	—
Real Estate-construction	—	—	—	—	—
Real Estate-1 to 4 family residential	25	6	1	—	—
Real Estate-commercial	—	—	—	—	—
Consumer and other loans	53	17	19	26	17

	78	23	22	33	17

Net Charge-offs	(155)	(229)	(138)	(238)	(162)

Provision for loan losses	683	720	614	683	593

Balance at end of period	$3,268	$2,740	$2,249	$1,773	$1,328

Ratio of net charge-offs during the period to average loans outstanding during the period	0.07%	0.12%	0.09%	0.2%	0.2%

Summary of Loan Loss Experience (Continued)
At December 31, 2005 and 2004, the allowance was allocated as follows (in thousands):

	2005		2004
		Percentage of		Percentage of
		loans in each		loans in each
		category to		category to
	Amount	total loans	Amount	total loans
Commercial, financial and agricultural	$458	14%	$379	14%
Real estate-construction	772	24%	494	17%
Real estate-1 to 4 family residential	1,038	31%	818	32%
Real estate-commercial	871	27%	925	32%
Consumer and other loans	129	4%	124	5%

Total	$3,268	100%	$2,740	100%

At December 31, 2003 and 2002, the allowance was allocated as follows (in thousands):

	2003		2002
		Percentage of		Percentage of
		loans in each		loans in each
		category to		category to
	Amount	total loans	Amount	total loans
Commercial, financial and agricultural	$275	13%	$355	14%
Real estate-construction	354	14%	177	22%
Real estate-1 to 4 family residential	604	30%	266	29%
Real estate-commercial	892	37%	354	27%
Consumer and other loans	124	6%	621	8%

Total	$2,249	100%	$1,773	100%

At December 31, 2001, the allowance was allocated as follows (in thousands):

	2001
		Percentage of
		loans in each
		category to
	Amount	total loans
Commercial, financial and agricultural	$265	45%
Real estate-construction	133	15%
Real estate-1 to 4 family residential	200	24%
Real estate-commercial	265	2%
Consumer and other loans	465	14%

Total	$1,328	100%

Allowance for Loan Losses
In considering the adequacy of the Bank’s allowance for loan losses, management has focused on the fact that as of December 31, 2005, 82% of outstanding loans are secured by real estate. The Bank’s consumer loan portfolio is also well secured and, as such, does not, in management’s opinion, involve more than normal credit risk.
Although the Bank’s loan portfolio is concentrated in Middle Tennessee, management does not believe this geographic concentration presents an abnormally high risk.
Deposits
The following tables present, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories (in thousands):

	Year Ended December 31,
	2005		2004		2003
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Amount	Paid	Paid	Paid	Paid	Paid
Noninterest-bearing demand deposits	$24,927	Not applicable	$20,518	Not applicable	$15,032	Not applicable
Interest-bearing demand accounts	49,096	1.53%	53,606	1.12%	49,631	1.34%
Savings deposits	9,436	1.20%	8,858	1.03%	6,024	1.13%
Time deposits	164,991	3.36%	124,589	2.53%	94,535	2.85%
The following table indicates amount outstanding of time certificates of deposit of $100,000 or more and respective maturities as of December 31, 2005 (in thousands):

3 months or less	$18,855
3-12 months	46,861
Over 12 months	16,363

Total	$82,079

Return on Equity and Assets
Returns on average consolidated assets and average consolidated equity for the periods indicated are as follows:

	2005	2004	2003
Return on average assets	.90%	.90%	.67%
Return on average equity	11.38%	11.37%	10.10%
Average equity to average assets ratio	7.89%	7.89%	6.66%
Dividend payout ratio	—	—	—
Short-Term Borrowings
The Company has no short-term borrowings.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of the Company, together with the Report of Independent Registered Public Accounting Firm thereon, are included in Exhibit 7 of this Annual Report on Form 10-KSB:
•	Balance Sheets as of December 31, 2005 and 2004

•	Statements of Operations for the two years ended December 31, 2005

•	Statements of Changes in Shareholders’ Equity for the two years ended December 31, 2005

•	Statements of Cash Flows for the two years ended December 31, 2005

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There has been no change in accountants or disagreements with accountants on accounting or financial disclosure.

ITEM 8A.	CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of Community First, Inc.’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c)/ 15d-14(d) under the Securities Exchange Act of 1934). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by Community First, Inc. in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the company’s fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION
None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT
Information relating to the Directors and Executive Officers of the Company is set forth under the caption “Proposal 1: Election of Directors” in the Proxy Statement for the Company’s Annual Meeting of Shareholders to be held April 18, 2006 (the “Proxy Statement”) and is incorporated by reference herein.
The Company has adopted a code of conduct for its senior executive and financial officers (the “Code of Conduct”), a copy of which is available under the “Disclosures” section on the Company’s website at www.cfbk.com. The Company will make any legally required disclosures regarding amendments to or waivers of, provisions of its Code of Conduct on its website at www.cfbk.com.
The information required by this item with respect to the Company’s audit committee is incorporated herein by reference to the Section entitled “Proposal 1: Election of Directors — Meetings and Committees of the Board of Directors” in the Proxy Statement.
The information required by this item with respect to compliance with Section 16 (a) of the Exchange Act is incorporated herein by reference to the Section entitled “Introduction — Section 16 (a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

ITEM 10.	EXECUTIVE COMPENSATION
Information relating to executive compensation is set forth under the caption “Proposal 1: Election of Directors — Director Compensation” in the Proxy Statement and under the caption “Proposal 1: Election of Directors — Executive Compensation and Other Information” in the Proxy Statement, under the caption “Proposal 1: Election of Directors — Certain Relationships and Related Transactions” in the Proxy Statement and under the caption “Proposal 1: Election of Directors — Agreements with Executives” in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding ownership of the Company’s Common Stock by certain persons is set forth under the captions “Voting Securities and Principal Holders Thereof”, “Proposal 1: Election of Directors” in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information regarding certain transactions between the Company and Directors, executive officers and certain shareholders, and their affiliates, is set forth under the caption “Proposal 1: Election of Directors — Certain Relationships and Related Transactions” in the Proxy Statement. Such information is incorporated herein by reference.

ITEM 13.	EXHIBITS
See Exhibit Index following the signature pages.

ITEM 14.	PRINCIPAL ACCOUNTANTS FEES AND SERVICES
Information required by this item is incorporated herein by reference to the section entitled “Proposal 1: Election of Directors — Relationship with Independent Auditors” in the Proxy Statement.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FIRST, INC.

Date: March 24, 2006	By:	/s/ Marc R. Lively

Marc R. Lively
President and Chief Executive Officer

	By:	/s/ Dianne Scroggins

Dianne Scroggins
Chief Financial Officer
     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on March 24, 2006.

Signature	Title

/s/ Eslick Ewing Daniel, M.D.	Chairman of the Board

Eslick Ewing Daniel, M.D.

/s/ Marc R. Lively	President and Chief Executive Officer and Director

Marc R. Lively

/s/ Dianne Scroggins	Chief Financial Officer

Dianne Scroggins

/s/ Fred C. White	Director

Fred C. White

/s/ Roger Witherow	Director

Roger Witherow

/s/ Bernard Childress	Director

Bernard Childress

Signature	Title

/s/ Stephen Walker	Director

Stephen Walker

/s/ Randy Maxwell	Director

Randy Maxwell

/s/ H. Allen Pressnell, Jr.	Director

H. Allen Pressnell, Jr.

/s/ Dinah C. Vire	Director

Dinah C. Vire

/s/ Vasant Hari	Director

Vasant Hari

EXHIBIT INDEX
The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description
3.1	Amended and Restated Charter of Community First Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2005.

3.2	Amended and restated Bylaws of Community First, Inc.(incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2005.

10.1	Community First Inc. Stock Option Plan *

10.2	Form of Management Stock Option Agreement pursuant to the Company’s Stock Option Plan *

10.3	Form of Organizers Stock Option Agreement pursuant to the 2003 Stock Option Plan*

10.4	Form of Employee Stock Option Agreement pursuant to the 2003 Stock Option Plan*

10.5	Community First Inc. 2005 Stock Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 29, 2005).

10.6	Form of Non-Qualified Stock Option Agreement pursuant to Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on March 31, 2005).

10.7	Form of Incentive Stock Option Agreement pursuant to Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Registrant’s Quarterly Report on Form 10-QSB filed with the SEC on March 31, 2005).

10.8	Form of Restricted Stock Agreement under the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 23, 2006).

10.9	Employment Agreement between Marc Lively and the Company (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on September 23, 2004).

10.10	Amendment No. 1 to the Employment Agreement with Marc Lively (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 22, 2005).

10.11	Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 22, 2005).

Exhibit No.	Description
10.12	Participation Agreement, dated August 16, 2005, with Marc Lively pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 22, 2005).

11.1	Statement re: computation of per share earnings

13.1	Consolidated Financial Statements

23.1	Consent of Independent Auditors

31.1	Certification of CEO Pursuant to Rule 13a-14(a)/15d-14(a)

31.2	Certification of CFO Pursuant to Rule 13a-14(a)/15d-14(a)

32.1	Certification pursuant to 18 U.S.C. Section 1350 — Sarbanes-Oxley Act of 2002

32.2	Certification pursuant to 18 U.S.C. Section 1350 — Sarbanes-Oxley Act of 2002

*	Incorporated herein by reference to the Company’s 10KSB for the year ended December 31, 2003.