Form 10KSB/A
period 2005-12-31
COMMUNITY FIRST INC
filed 2006-04-24
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20429
FORM 10-KSB/A
Amendment No. 1

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005

☐	TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to _________________
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
Common Stock, $0.00 par value
(Title of Class)
     Check whether the issuer is not required to file reports pursuant to section 13 or 15 (d) of the Exchange Acct ☐
     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐
     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐      No ☒
     Revenues for the Registrant’s fiscal year ended December 31, 2005, total $19,661,000.
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
     Transitional Small Business Disclosure Format (check one): Yes ☐;      No ☒

EXPLANATORY NOTE
ITEM 13. EXHIBITS
SIGNATURES
EXHIBIT INDEX
Ex-31.2 Section 302 Certification of the CFO

EXPLANATORY NOTE
On March 24, 2006, Community First, Inc. filed its Annual Report on Form 10-KSB for its fiscal year ended December 31, 2005 (the “Form 10-KSB”). The Company hereby amends the Form 10-KSB to include paragraph 4(c) of the Section 302 Certification for its Chief Financial Officer, which paragraph was inadvertently omitted from such certification. No other amendments or changes to the Form 10-KSB are made by this Amendment No. 1 to Form 10-KSB.

ITEM 13. EXHIBITS
See Exhibit Index following the signature pages.
SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FIRST, INC.
Date: April 24, 2006	By:	/s/ Marc R. Lively
Marc R. Lively
President and Chief Executive Officer

By:	/s/ Dianne Scroggins
Dianne Scroggins
Chief Financial Officer

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on April 24, 2006.

Signature	Title
/s/ Eslick Ewing Daniel, M.D. Eslick Ewing Daniel, M.D.	Chairman of the Board
/s/ Marc R. Lively Marc R. Lively	President and Chief Executive Officer and Director
/s/ Dianne Scroggins Dianne Scroggins	Chief Financial Officer
/s/ Fred C. White Fred C. White	Director

Signature	Title
/s/ Roger Witherow Roger Witherow	Director
/s/ Bernard Childress Bernard Childress	Director
/s/ Stephen Walker Stephen Walker	Director
/s/ Randy Maxwell Randy Maxwell	Director
/s/ H. Allen Pressnell, Jr. H. Allen Pressnell, Jr.	Director
/s/ Dinah C. Vire Dinah C. Vire	Director
/s/ Vasant Hari Vasant Hari	Director

EXHIBIT INDEX
     The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description
31.2	Certification of CFO Pursuant to Rule 13a-14(a)/15d-14(a), as amended