Form 10-Q
period 2006-03-31
COMMUNITY FIRST INC
filed 2006-05-15
CIK 1179500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD
                                         TO
Commission File Number 000-49966
COMMUNITY FIRST, INC.
(Exact Name of Registrant as Specified in its Charter)

Tennessee	04-3687717

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

501 South James M. Campbell Blvd.
Columbia, Tennessee	38401

(Address of Principal Executive Offices)	(Zip Code)
(931) 380-2265
(Registrant’s Telephone Number, Including Area Code)
None
(Former Name, Address and Fiscal Year, if Changed Since Last Report)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐                                                       Accelerated filer ☐                                                       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding (no par value): 2,876,926 shares at May 15, 2006

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENT
Community First, Inc.
Consolidated Balance Sheets
March 31, 2006 and December 31, 2005

	(Unaudited)
	March 31,	December 31,
($ amounts in thousands except share data)	2006	2005

Assets
Cash and due from banks	$10,661	$12,643
Federal funds sold	5,981	13,083

Cash and cash equivalents	16,642	25,726
Securities available for sale	36,256	30,330
Mortgage loans held for sale	1,377	1,890
Loans	283,046	259,418
Allowance for loan losses	(3,514)	(3,268)

Loans, net	279,532	256,150

Premises and equipment	7,623	7,301
Federal Home Loan Bank stock	673	663
Accrued interest receivable	1,650	1,464
Other assets	5,322	5,282

Total Assets	$349,075	$328,806

Liabilities and Shareholders’ Equity

Deposits:
Noninterest-bearing	$30,112	$32,499
Interest-bearing	268,022	253,744

Total Deposits	298,134	286,243

Federal Home Loan Bank advances	8,000	8,000
Subordinated debentures	8,000	8,000
Federal funds purchased	8,000	—
Accrued interest payable	1,344	1,063
Other liabilities	923	1,483

Total Liabilities	324,401	304,789

Shareholders’ equity:
Common stock, no par value. Authorized 5,000,000 shares; issued 2,875,860 shares at March 31, 2006 and 2,873,514 shares at December 31, 2005	17,741	17,658
Retained earnings	7,124	6,503
Accumulated other comprehensive income (loss)	(191)	(144)

Total Shareholders’ Equity	24,674	24,017

	$349,075	$328,806

See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statements of Income and Comprehensive Income
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended
	March 31
($ amounts in thousands except earnings per share)	2006	2005

Interest income:
Loans, including fees	$5,085	$3,371
Securities	369	214
Federal funds sold	52	17
Other	4	1

Total interest income	5,510	3,603

Interest expense:
Deposits	2,369	1,223
FHLB advances and other	99	74
Other	137	44

Total interest expense	2,605	1,341

Net interest income	2,905	2,262
Provision for loan losses	256	123

Net interest income after provision for loan losses	2,649	2,139

Noninterest income:
Service charges on deposit accounts	347	360
Mortgage banking activities	157	84
Other	125	46

Total other income	629	490

Noninterest expenses:
Salaries and employee benefits	1,196	836
Occupancy expense	125	94
Data Processing expense	161	135
Other	882	686

Total other expenses	2,364	1,751

Income before income taxes	914	878
Income taxes	293	292

Net income	621	586

Other comprehensive income:
Unrealized gains (losses) on securities, net	(47)	(122)

Comprehensive income	$574	$464

Earnings per share Basic	$.22	$.20
Diluted	.21	.20

Weighted average shares outstanding Basic	2,874,843	2,865,848
Diluted	2,974,626	2,958,138
See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended March 31, 2006 and 2005
(Unaudited)
($ amounts in thousands)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income (Loss)	Equity
Balance at January 1, 2005	2,865,848	$17,563	$3,938	$(49)	$21,452

Comprehensive income
Net income	—	—	586	—	586
Other comprehensive income
Change in unrealized gain (loss) on securities available for sale, net	—	—	—	(122)	(122)

Total comprehensive income					464

Balance March 31, 2005	2,865,848	$17,563	$4,524	$(171)	$21,916

Balance at January 1, 2006	2,873,514	$17,658	$6,503	$(144)	$24,017

Exercise of stock options	2,000	30	—	—	30
Issuance of stock (restrictive)	346	1	—	—	1
Stock-based compensation	—	42	—	—	42
Tax benefit arising from the exercised stock options	—	10	—	—	10
Comprehensive income
Net income	—	—	621	—	621
Other comprehensive income
Change in unrealized gain (loss) on securities available for sale, net	—	—	—	(47)	(47)

Total comprehensive income					574

Balance at March 31, 2006	2,875,860	$17,741	$7,124	$(191)	$24,674

See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005
(Unaudited)

	Three Months Ended
($ amounts in thousands )	March 31
	2006	2005

Cash flows from operating activities:
Net income	$621	$586
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	122	131
Mortgage loans originated for sale	(8,383)	(3,775)
Proceeds from sale of mortgage loans	9,053	3,950
Gain on sale of loans	(157)	(84)
Provision for loan losses	256	123
FHLB stock dividends	(10)	(6)
Net change in accrued income receivable	(186)	(117)
Net change in accrued income payable	281	146
Other, net	(530)	(148)

Net cash from operating activities	1,067	806

Cash flows from investing activities:
Maturities and redemptions of securities available for sale	5,004	1,500
Purchases of securities available for sale	(11,257)	(663)
Principal payments on securities available for sale	247	259
Net increase in loans	(23,638)	(11,197)
Purchases of premises and equipment	(439)	(202)

Net cash from investing activities	(30,083)	(10,303)

Cash flows from financing activities:
Increase in deposits	11,891	10,487
Increases in Federal fund purchased	8,000	—

Proceeds from issuance of common stock	41	—

Net cash from financing activities	19,932	10,487

Net increase in cash	(9,084)	990
Cash and cash equivalents at beginning of period	25,726	9,240

Cash and cash equivalents at end of period	$16,642	$10,230

Cash payments for interest	$2,324	$1,194
Cash payments for income taxes	360	193

Transfer from loans to repossessed assets	—	103

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
The consolidated financial statements include Community First, Inc. and its wholly-owned subsidiary, Community First Bank & Trust, together referred to as “the Company”. The Bank’s sole subsidiary is Community First Title, Inc. a Tennessee chartered and regulated title insurance company. CFBT Investments, Inc. is the wholly-owned subsidiary of Community First Title, Inc. and is the parent of Community First Properties, Inc. which was established as a Real Estate Investment Trust pursuant to Internal Revenue Service regulations. Intercompany transactions and balances are eliminated in consolidation. Footnotes tables are presented in thousands, except share and per share data.
The unaudited consolidated financial statements as of March 31, 2006 and for the three month periods ended March 31, 2006 and 2005 have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ( the “SEC”), and in the opinion of management , include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the 2005 consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.
NOTE 2. STOCK SPLIT
On April 26, 2005, the Board of Directors declared a two-for-one stock split to shareholders of record on May 9, 2005, payable May 9, 2005, in the form of a 100% stock dividend. All references to common shares and earnings and dividends per share have been restated to reflect the stock split as of the beginning of the earliest period presented.
NOTE 3. STOCK-BASED COMPENSATION
The Company established an Incentive Stock Option Plan for certain members of management and employees and an organizers’ Non Qualified Stock Option Plan effective May 17, 1999. The 1999 plan granted Incentive Stock Options and Non Qualified Stock Options only. The organizer and employee options vest ratably over three years, and the management options vest ratably over six years. All options expire within ten years from the date of the grant. The total number of shares of common stock available for grant under this plan is 342,000. All authorized stock options under the 1999 plan have been granted as of March 31, 2006. A new Stock Incentive Plan was approved April 26, 2005. The maximum number of shares of common stock that may be issued under this plan is 450,000 shares. The 2005 Stock Incentive Plan’s purpose is to attract, retain, motivate and reward officers, key employees of the Company and directors who are not also employees of the Company. The 2005 plan grants stock options, restricted stock, stock appreciation rights and other stock-based

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)
NOTE 3. STOCK-BASED COMPENSATION (continued)
awards. The options can not exceed ten years in duration.
During 2004, the FASB revised Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R) which established accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement became effective for fiscal years beginning after June 15, 2005 for all equity awards granted or modified after the effective date and for the subsequent vesting of previously granted awards. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the fair value and number of awards expected to actually vest, exclusive of awards expected to be forfeited. January 1, 2006, the Company adopted SFAS 123R and began recognizing compensation expense for stock options. The Company elected to use the modified prospective transition method, therefore prior period results were not restated. Previously the Company had accounted for stock options granted to employees according to the provisions of APB Opinion No.25, whereby compensation expense was recorded based upon the intrinsic value method.
For the three months ended March 31, 2006, the Company recognized $41 as compensation resulting from stock options. The total income tax benefit recognized in the income statement is $16.
The fair value of each option is estimated as of the date of grant using the Black-Scholes Option Pricing Model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for grants are based on SFAS 123R and SEC guidance contained in Staff Accounting Bulletin (SAB) No. 107 “Share-Based Payment.” There were no options granted for the three month periods ended March 31, 2006 and March 31, 2005.
SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation was reduced for estimated forfeitures prior to vesting based on historical forfeiture rates. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Prior to January 1, 2006, actual forfeitures were accounted for as they occurred for purposes of required pro forma stock compensation disclosures.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)
NOTE 3. STOCK-BASED COMPENSATION (continued)
A summary of option activity under the Plans as of March 31, 2006 and March 31, 2005, and changes during the three month periods ended is presented in the following table:

	For the Three Month Ended March 31, 2006 and 2005
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price/Share	Life in Years	Value
Options outstanding January 1, 2006	229,810	$12.02
Granted in 2006	—	—
Options exercised in 2006	(2,000)	(15.00)
Forfeited or expired	—	—

Options outstanding March 31, 2006	227,810	$12.00	5.43	$3,646

Exercisable at March 31, 2006	157,411	$7.85	3.80	$3,197

Options outstanding January 1, 2005	194,810	$8.69
Granted in 2005	—	—
Options exercised in 2005	—	—
Forfeited or expired	—	—

Options outstanding March 31, 2005	194,810	$8.69	5.57	$1,953

Exercisable at March 31, 2005	126,030	$7.37	4.50	$1,435

The intrinsic value of options exercised during the three months ended March 31, 2006 was $26 and no options were exercised in March 31, 2005. The Bank has a policy of issuing new shares to satisfy stock options exercised.
Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed. Vesting for restricted shares is on a straight-line basis. The value of the restrictive stock, estimated to be equal to the closing market price on the date of the grant, is be being amortized on a straight-line basis over the respective service period. There were 346 shares of restrictive stock issued as of March 31, 2006 with a market value of $28 and no restrictive issued in 2005. The restrictive stock issued in 2006 vest over 2 years.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)
NOTE 3. STOCK-BASED COMPENSATION (continued)
A summary of the status of the Company’s nonvested shares as of March 31, 2006 is presented in the following table:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2006	70,399	$21.26
Granted — 2006	—	—
Vested — 2006	—	—

Nonvested at March 31, 2006	70,399	$21.36

As of March 31, 2006, there was $275 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.3 years.
Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method recommended by SFAS No. 123, on a pro forma basis, the Company’s net income and income per share, on a pro forma basis, for the three months ended March 31, 2005 is indicated in the following table.

For Three Months
Ended March 31, 2005

Net income as reported	$586
Deduct: Stock-based compensation expense Determined under fair value method	68

Pro forma net income	$518

Basic earnings per share as reported	$0.20
Pro forma basic earnings per share	$0.18

Diluted earnings per share as reported	$0.20
Pro forma diluted earnings per share	$0.18

No stock options were granted for the three month periods ended March 31, 2006 and 2005.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2006
(Unaudited)
NOTE 4. ALLOWANCE FOR LOAN LOSS
Transactions in the allowance for loan losses were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2006	March 31, 2005
	(In Thousands)	(In Thousands)

Beginning Balance	$3,268	$2,740

Add (deduct):
Losses charged to allowance	(20)	(61)
Recoveries credited to allowance	10	20
Provision for loan losses	256	123

Ending Balance	$3,514	$2,822

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
($ amounts in thousands, except share data)
The following discussion compares the financial condition of Community First, Inc. (the “Company”) at March 31, 2006, to December 31, 2005, and the results of operations for the three months ended March 31, 2006 and 2005. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.
Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” “should,” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, the interest rate environment, competitive conditions in the financial services industry, the Company’s ability to successfully expand into Williamson and Rutherford Counties, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.
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
The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful.

CRITICAL ACCOUNTING POLICIES (continued)
The general component covers non-classified loans and is based on historical loss experience adjusted for current factors. A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and, accordingly, they are not separately identified for impairment disclosures.
FINANCIAL CONDITION
Total assets as of March 31, 2006 increased 6.2%, or $20,269, to $349,075, compared with $328,806 at December 31, 2005. The primary reason for the increase in total assets was strong loan demand, which resulted in significant loan growth in the first quarter of 2006. The increase in total assets was funded primarily by the continued growth of new deposits accounts as well as obtaining national market time deposits, broker deposits and public fund deposits.
Net loans of $279,532 (excluding mortgage loans held for sale) increased by $23,382, or 9.1%, in the first quarter of 2006, from $256,150 at December 31, 2005. At March 31, 2006, cash and cash equivalents were $16,642, a decrease of $9,084 over year end 2005.
Loans
Total gross loans at March 31, 2006 were $283,046, compared to $259,418 at December 31, 2005, an increase of $23,628. Most of the net loan growth in the first quarter of 2006 was in 1-4 family residential real estate, construction and real estate commercial loans. Loans secured by 1-4 family real estate increased $3,435, while real estate construction loans increased $13,865 and commercial real estate increased $6,142. The real estate construction loan growth increase was due to expanding into the Williamson and Rutherford County markets.

	March 31, 2006		December 31, 2005
	Total Loans	% of Loans	Total Loans	% of Loans
Real estate
Construction	$75,395	26.7%	$61,530	23.7%
1-4 family residential	83,069	29.4%	79,634	30.7%
Commercial	75,691	26.7%	69,549	26.8%
Other	1,245	0.4%	894	0.3%
Commercial, financial and agricultural	35,722	12.6%	36,601	14.1%
Consumer	11,056	3.9%	10,803	4.2%
Other	868	0.3%	407	0.2%

Total (1)	$283,046	100.0%	$259,418	100.0%

(1)	Does not include mortgage loans held for sale on March 31, 2006 and December 31, 2005.

FINANCIAL CONDITION (continued)
There were $1,377 in mortgage loans held for sale at March 31, 2006, compared with $1,890 at December 31, 2005. Of the total loans in the portfolio at March 31, 2006, approximately $134,628, or 47.6%, are at a variable rate of interest, and $148,418, or 52.4%, are fixed rate. Of the total loans, $156,265, or 55.2%, mature or are able to be repriced within 12 months. Only $12,507, or 4.4%, of the Bank’s total loans mature or reprice in more than five years.
On March 31, 2006, the Company’s loan to deposit ratio (including mortgage loans held for sale) was 95.4%, compared to 91.3 % at December 31, 2005. The loan-to-assets ratio (including mortgage loans held for sale) was 81.5% at March 31, 2006, compared to 79.5% at December 31, 2005. Management anticipates loan demand to remain strong, especially in commercial loans. Management currently anticipates the loan-to-deposit ratio to remain in the range of approximately 85.0%-95.0% during 2006 with the loan-to-asset ratio expected to be between 75.0%-85.0%.
Securities Available for Sale

	March 31, 2006		December 31, 2005
	Total	% of	Total	% of
	Securities	Securities	Securities	Securities
U.S. Government and federal agency	$21,824	60.2%	$18,887	62.3%
Mortgage-backed securities	4,097	11.3%	3,089	10.2%
State and municipals	5,481	15.1%	5,487	18.1%
Other debt securities	2,488	6.9%	2,502	8.2%
Equity securities	2,366	6.5%	365	1.2%

Total	$36,256	100.0%	$30,330	100.0%

As of March 31, 2006, securities increased $5,926 to $36,256, compared with $30,330 at December 31, 2005. Management has maintained the portfolio at 10.3% of total assets at March 31, 2006 and 9.2% of total assets at December 31, 2005. The Company’s investment portfolio is used to provide yield, liquidity and for pledging purposes to secure public fund deposits.
Other Assets
The Bank invested $3,500,000 of bank owned life insurance in 2005. This insurance, which is a split-dollar plan, provides insurance on the Bank’s key officers and employees. The bank owned life insurance proceeds will provide earnings to be used to fund the Bank’s Supplemental Executive Retirement Plan.

FINANCIAL CONDITION (continued)
Deposits
The Company relies on the Bank to have a growing deposit base to fund loan and other asset growth. Total deposits were $298,134 at March 31, 2006, compared to $286,243 at December 31, 2005, an increase of $11,891. The following table sets forth the composition of the deposits at March 31, 2006 and December 31, 2005.

	March 31, 2006		December 31, 2005
	Total	% of	Total	% of
	Deposits	Deposits	Deposits	Deposits
Noninterest-bearing demand accounts	$30,112	10.1%	$32,499	11.4%
Interest-bearing demand accounts	43,704	14.6%	45,804	16.0%
Savings accounts	8,975	3.0%	9,570	3.3%
Time deposits greater than $100,000	93,834	31.5%	82,079	28.7%
Other time deposits	121,509	40.8%	116,291	40.6%

Total	$298,134	100.0%	$286,243	100.0%

The majority of the deposits continue to be in time deposits. Time deposits (certificate of deposits and IRAs) totaled $215,343, or 72.2% of deposits. Time deposits greater than $100,000 increased $11,755 over December 31, 2005. The increase in time deposits greater than $100,000 was from personal time deposits and state, county and municipal time deposits. Time deposits less than $100,000 increased by $5,218 from December 31, 2005. The increase in time deposits less than $100,000 was from personal time deposits and broker deposits. The Bank had a promotion in the first quarter of 2006 that increased personal time deposits. At March 31, 2006, national market time deposits totaled $52,835, with a weighted average rate of 4.50%. Total broker time deposits were $16,759, with a weighted average rate of 4.50%. The variable rate time deposit interest rate can change one time over the term of the deposit. Total variable rate time deposits were $11,374 at March 31, 2006 with a weighted average rate of 4.57%, compared to $12,284 at December 31, 2005 with a weighted average rate of 4.36%. Time deposits maturing within one year were $177,278, or 82.4% of total time deposits at March 31, 2006. The weighted average cost of all deposit accounts, including noninterest bearing accounts was 3.26% in the first quarter of 2006. The weighted average rate on time deposits as of March 31, 2006 was 4.14%. Management expects to seek short-term time deposit funding to match variable rate loans. The Bank has introduced a free checking account product and has expanded into Williamson County to access lower cost business accounts. These efforts, if successful, will reduce interest rate risk.
Federal Home Loan Bank Advances
As of March 31, 2006 and December 31, 2005, the Company had borrowed $8,000 from the Federal Home Loan Bank and had $20,692 available for future borrowings. The fixed interest rates on these advances range from 2.74% to 4.67% at March 31, 2006. At March 31, 2006, the weighted average rate of these advances was 3.65%, and the weighted average remaining maturity was 10.7 months. These borrowings are secured by a portion of the loan portfolio that is secured by 1-4 family residential properties.
At March 31, 2006, undrawn standby letters of credit with FHLB totaled $7,000. The letter of credit is used as a pledge to the State of Tennessee Bank Collateral Pool.

FINANCIAL CONDITION (continued)
Dividend
The Company declared a dividend of $0.20 per share for shareholders of record as of April 18, 2006. The total dividend paid was $575.
Shareholders Equity
Total shareholders’ equity increased $657, to $24,674 at March 31, 2006, from $24,017 at December 31, 2005. This increase was due to the Company’s net income of $621 for the first quarter of 2006, the issuance of 2,346 shares of common stock under the stock option plan for $31, a tax benefit of $10 arising from exercising stock options. The change also included stock-based compensation of $42, and a decrease in the fair value of available-for-sale securities, net of tax, of $47.
RESULTS OF OPERATIONS
Net Income
For the first three months of 2006, consolidated net income was $621, compared to $586 for the same period in 2005. The consolidated income before income taxes for the three months ended March 31, 2006 was $914, compared to $878 for the same period in 2005, an increase of $36 or 4.1%. The increase in pretax income during the first three months of 2006 was primarily due to Bank’s overall asset growth, specifically loan growth and the associated interest income. Basic income and diluted income per common share for the first three months of 2006 were 0.22 and $0.21, compared to $0.20 and $0.20 for the first three months of 2005. No dividends were paid during the first quarter of 2006 or 2005.

RESULTS OF OPERATIONS (continued)
Average Balance Sheets, Net Interest Revenue
Changes in Interest Income and Interest Expense
The following table shows the average daily balances of each principal category of assets, liabilities and stockholders’ equity of the Company, an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the three month periods ended March 31, 2006 and 2005.

	(In Thousands of Dollars)
	March 31, 2006			March 31, 2005			Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate (1)	Total
Gross loans (2) and (3)	$276,291	7.36%	$5,085	$215,918	6.24%	$3,371	$943	$772	$1,714

Securities available for sale	35,609	4.19%	373	27,817	3.09%	215	60	98	158

Federal funds sold and other	4,759	4.37%	52	3,204	2.12%	17	8	27	35

Total interest-earning assets	316,659	6.96%	5,510	246,939	5.84%	3,603	1,011	896	1,907

Cash and due from banks	7,867			5,608
Other nonearning assets	14,032			10,119
Allowance for loan losses	(3,338)			(2,765)

Total assets	$335,220			$259,901

Deposits:
NOW & money market investments	$49,682	1.90%	$236	$43,901	1.15%	$126	$17	$94	$110
Savings	9,184	1.31%	30	9,592	1.13%	27	(1)	4	3
Time deposits $100,000 and over	85,390	4.56%	973	62,152	3.42%	532	199	242	441
Other time deposits	118,041	3.83%	1,130	89,096	2.42%	538	175	417	592

Total interest-bearing deposits	262,297	3.61%	2,369	204,741	2.39%	1,223	389	757	1,146

Other borrowings	18,073	5.22%	236	11,000	4.29%	118	76	42	118

Total interest-bearing liabilities	280,370	3.72%	2,605	215,741	2.49%	1,341	465	799	1,264

Noninterest-bearing liabilities	30,628	—	—	22,521	—	—	—	—	—

Total liabilities	310,998			238,262

Shareholders’ equity	24,222			21,639

Total liabilities and shareholders’ equity	$335,220			$259,901

Net interest income			$2,905			$2,262	$546	$97	$643

Net interest margin (4)		3.67%			3.66%

(1)	Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

(2)	Interest income includes fees on loans of $191 in 2006 and $129 in 2005.

(3)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

(4)	Net interest income to average interest-earning assets.

RESULTS OF OPERATIONS (continued)
Net Interest Income
Net interest income after the provision for loan losses for the first three months of 2006 was $2,905 compared to $2,262 the first three months of 2005. The increase of $643 was due primarily to continued growth in the Bank’s loan portfolio, which was funded primarily by deposit growth and cash and cash equivalents.
Interest expense totaled $2,605 in the first three months of 2006, compared to $1,341 in the same period of 2005. Interest and fee income on loans for the first three months of 2006 was $5,085, an increase of $1,714, or 50.8%, compared to the first three months of 2005. Interest income from securities and short-term funds increased to $421 in the first three months of 2006, from $231 in the same period in 2005. The increase in interest income is due to the increase in interest rates, higher average balances on loans, and 47.6% of our loan portfolio being tied to a variable rate. The increase in interest income was also the result of higher average balances on the investment portfolio and the short maturity structure on securities that provided opportunities to reinvest in higher-yield bonds.
In the first three months of 2006, the yield on interest earning assets, including loan fees, increased to 7.36%, compared to 6.24% for the same period in 2005. The cost of interest bearing account funds has followed the same trend, increasing to 3.61% for the first three months of 2006, up from 2.39% for the same period in 2005. The Bank’s net interest margin for the first three months of 2006 was 3.67%, compared to 3.66% for the same period in 2005.
Provisions for Loan Losses
In the first three months of 2006, the Bank recorded a provision for loan loss of $256, compared to $123 for the same period in 2005. This increase is primarily due to continued loan growth. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of the Bank and of other similar community financial institutions. Other factors considered by management include the composition of the loan portfolio, economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. Based on analysis of the allowance for loan losses, management chose to maintain the percentage of its allowance to total loans at 1.24% at March 31, 2006. The charge-offs for the first three months of 2006 were $20, compared to $61 in the first three months of 2005.
At March 31, 2006, the Bank had three loans totaling $113 in nonaccrual status, compared to nine loans totaling $803 on March 31, 2005. The Bank had no accruing loans more than 90 days delinquent on March 31, 2006. In the first three months of 2006, $20 was charged off and $10 was recovered on loans previously charged off. Management believes the allowance for loan losses at March 31, 2006 is adequate to absorb probable losses in the loan portfolio.

RESULTS OF OPERATIONS (continued)
Noninterest Income
Total noninterest income for the first three months of 2006 was $629, up from $490 for the same period in 2005. The Bank originates and sells long-term fixed rate mortgages and the related servicing. Mortgage loans originated and sold generated $157 in gains for the three months ended March 31, 2006 as compared to $84 for the same period in 2005. Mortgage loans originated and sold income has increased due to entering the Williamson County market. The other large component of noninterest income is service charges on deposit accounts, which totaled $347 for the first quarter of 2006 compared to $360 for the same period in 2005. The decrease in service charge income was due to the execution of a new free checking account campaign and higher average balances on transaction deposit accounts. The overdraft courtesy product generated $238 for the first three months of 2006, compared to $256 for the same period in 2005. Other noninterest income increased from $46 in March 31, 2005 to $125 in 2006. The increase was due to the Bank offering new investment service products, which generated $49 in non interest income in 2006. Other noninterest income includes credit life insurance commissions, safe deposit box rent, ATM income, check printing income, and customer fee income.
Noninterest Expense
Noninterest expenses were $2,364 for the first three months of 2006, compared with $1,751 for the same period of 2005. During 2006 and 2005, noninterest expenses have increased as the Bank has grown. The growth in noninterest expenses throughout 2005 and in the first three months of 2006 is attributable primarily to salaries and other operating expenses associated with growth of the Bank and expanding into Williamson County, including data processing and legal and accounting expenses. Salaries and employee benefits increased $360, or 43.1%, for the three months of 2006 compared with the same period in 2005. Also included in salary and employee benefit expense for 2006 period is $41, due to a change in accounting rules in which compensation expense related to stock options is recorded. As of March 31, 2006, data processing expense were $161, compared to $135 for the same period in 2005. Management expects that noninterest expenses will continue to increase moderately during 2006 in conjunction with the growth of the Bank, but should decline as a percentage of average assets as the Bank continues to experience operating efficiencies as its growth continues.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity refers to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the Statement of Cash Flows, the Company’s main source of cash flow is from receiving deposits from its customers and, to a lesser extent, repayment of loan principal and interest income on loans and investments, and sales of Company stock.
The primary uses of cash are lending to the Company’s borrowers and investing in securities and short-term interest-earning assets. During the first three months of 2006, loan demand kept pace with local deposit growth. Other potential sources of liquidity include the sale of available-for-sale securities from the Bank’s securities portfolio, the sale of loans, Federal Home Loan Bank advances, the purchase of federal funds, or repurchase agreements.
At March 31, 2006 and December 31, 2005, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

			Minimum to
	March 31,	December 31,	be considered
	2006	2005	well-capitalized
Tier 1 “core” capital to risk-weighted assets
Community First Bank & Trust	10.53%	11.19%	6.00%
Community First, Inc.	10.77%	11.59%	6.00%
Total capital to risk-weighted assets
Community First Bank & Trust	11.69%	12.37%	10.00%
Community First, Inc.	11.92%	12.77%	10.00%
Tier 1 leverage ratio
Community First Bank & Trust	9.50%	9.91%	5.00%
Community First, Inc.	9.80%	10.25%	5.00%
As discussed above, total shareholders’ equity increased $657, to $24,674 at March 31, 2006, from $24,017 at December 31, 2005. This increase was due to the Company’s net income of $621 for the first quarter of 2006 and issuance of 2,346 shares of common stock under the stock option plan of $31, including a tax benefit of $10 arising form the stock options exercised and stock-based compensation on stock of $42 and a decrease in the fair value of available-for-sale securities, net of tax, of $47.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management uses a gap simulation model that takes cash flows into consideration. These include mortgage backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing the Bank’s pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest bearing deposits are actually repriceable within a year. Our cumulative one-year gap position at March 31, 2006 was 6.36% of total assets. Our policy states that our one-year cumulative gap should not exceed 20% of total assets.
As of March 31, 2006, approximately $224,808 of $324,332 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $206,708, or 72.7%, of total loans. The Bank has $7,129 in loans maturing or repricing after five years. As of March 31, 2006, the Bank has approximately $177,278 in time deposits maturing or repricing within one year.
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
To truly evaluate the impact of rate change on income, the rate shock simulation of interest income is the best technique because variables are changed for the various rate conditions. Each category of earning assets and liabilities interest change is calculated as rates ramp up and down. In addition, the prepayment speeds and repricing speeds are changed. Rate shock is a method for stress testing the net interest margin over the next four quarters under several rate change levels. These levels span four 100 basis point increments up and down from the current interest rate. Our policy guideline is that net interest income maximum percentage change cannot exceed plus or minus 10% on 100 basis point change and 15% on 200 basis point change. The following illustrates the effects on net interest income of shifts in market interest rates from the rate shock simulation model:

March 31, 2006
Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease in net interest income)	6.68%	3.36%	(3.34%)	(6.75%)
The was no significant impact on net interest income in the rate shock simulation of interest income for March 31, 2006.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
Our Economic Value of Equity simulation measures our long-term interest rate risk. The economic value is the difference between the market value of the assets and the liabilities and, technically, it is the liquidation of the Bank. The technique is to apply rates changes and compute the value. The slope of the change between shock levels is a measure of the volatility of value risk. The slope is called duration. The greater the slope, the greater the impact or rate change on the Bank’s long-term performance. Our policy guideline is that the maximum percentage change on economic value of equity cannot exceed plus or minus 10% on 100bp change and 20% on 200bp change. The following illustrates our equity at risk in the economic value of equity model:

			March 31, 2006

Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease in equity at risk)	(4.90%)	(2.50%)	2.10%	3.80%
The was no significant impact on equity at risk in the economic value of equity simulation for March 31, 2006.
One of management’s objectives in managing the Bank’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c)/15d-14(d) under the Securities Exchange Act of 1934). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
COMMUNITY FIRST, INC.
ITEM 1 — LEGAL PROCEEDINGS
The Company’s bank subsidiary is a defendant in a suit in Maury County Circuit Court, Holloway et al. v. Evers. Et al, filed May 31, 2005 in which the plaintiff alleges that a bank loan officer disclosed the plaintiff’s loan history at the bank to plaintiff’s two partners in a real estate development, who subsequently forced plaintiff to sell his interest to them. Plaintiff alleges causes of action for tortious interference with contract, breach of common law fiduciary duty, and violation of the Financial Records Privacy Act. Plaintiff seeks $5,000,000 in compensatory damages and $5,000,000 in punitive damages, jointly and severally, from the bank and his two partners. The Company believes the claim is without merit, intends to vigorously defend the suit, and does not believe the ultimate disposition of the suit will have a material adverse effect on its financial condition or results of operation.
ITEM 1A. RISK FACTORS
The Bank is geographically concentrated in the Middle Tennessee area and changes in local economic conditions could impact its profitability.
The Bank’s primary market area consists of the cities of Columbia and Mount Pleasant, Tennessee. In 2006, the Bank opened a branch in Franklin, Tennessee, located in Williamson County. Substantially all of its loan customers and most of its deposit and other customers live or have operations in this same geographic area. Accordingly, the Bank’s success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area, and its profitability is impacted by the changes in general economic conditions in this market. In addition, unfavorable local or national economic conditions could reduce the Bank’s growth rate, affect the ability of its customers to repay their loans and generally affect its financial condition and results of operations. The Bank is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.
The Bank could sustain losses if its asset quality declines.
The Bank’s earnings are significantly affected by its ability to properly originate, underwrite and service loans. The Bank could sustain losses if it incorrectly assesses the creditworthiness of its borrowers or fails to detect or respond to deterioration in asset quality in a timely manner. Problems with asset quality could cause the Bank’s interest income and net interest margin to decrease and its provisions for loan losses to increase, which could adversely affect its results of operations and financial condition.
An inadequate allowance for loan losses would reduce the Bank’s earnings.
The risk of credit losses on loans varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan.

ITEM 1A. RISK FACTORS (continued)
Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon a percentage of the outstanding balances and takes a charge against earnings with respect to specific loans when their ultimate collectibility is considered questionable. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require the Bank to increase the allowance for loan losses as a part of their examination process, the Bank’s earnings and capital could be significantly and adversely affected.
Liquidity needs could adversely affect the Bank’s results of operations and financial condition.
The Bank relies on customer deposits and loan repayments as its primary source of funds. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, the Bank may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Reserve Bank advances and federal funds lines of credit from correspondent banks. While the Bank believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.
Competition from financial institutions and other financial service providers may adversely affect the Bank’s profitability.
The banking business is highly competitive and the Bank experiences competition in each of its markets from many other financial institutions. The Bank competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate offices in the Bank’s primary market areas and elsewhere. Many of the Bank’s competitors are well-established, larger financial institutions that have greater resources and lending limits and a lower cost of funds than the Bank has.
The Bank competes with these other financial institutions both in attracting deposits and in making loans. In addition, the Bank has to attract its customer base from other existing financial institutions and from new residents. This competition has made it more difficult for the Bank to make new loans and at times has forced the Bank to offer higher deposit rates. Price competition for loans and deposits might result in the Bank earning less interest on its loans and paying more interest on its deposits, which reduces the Bank’s net interest income. The Bank’s profitability depends upon its continued ability to successfully compete with an array of financial institutions in its market areas.

ITEM 1A. RISK FACTORS (continued)
The Bank’s key management personnel may leave at any time.
The success of the Bank depends in large part on the ability and experience of its senior management. The loss of services of one or more key employees could adversely affect the Company’s business and operating results. The Bank has an employment contract with Marc Lively, its President and Chief Executive Officer. The Company does not maintain key man life insurance on any member of its senior management.
Events beyond our control may disrupt operations and harm operating results.
The Bank may be adversely affected by a war, terrorist attack, third party acts, natural disaster or other catastrophe. A catastrophic event could have a direct negative impact on us, our customers, the financial markets or the overall economy. It is impossible to fully anticipate and protect against all potential catastrophes. A security breach, criminal act, military action, power or communication failure, flood, hurricane, severe storm or the like could lead to service interruptions, data losses for customers, disruptions to our operations, or damage to our facilities. Any of these could have a material adverse effect on our business and financial results. In addition, we may incur costs in repairing any damage beyond our applicable insurance coverage.
The Bank operates in a highly regulated environment and is supervised and examined by various federal and state regulatory agencies who may adversely affect the Bank’s ability to conduct business.
Community First, Inc. is a state chartered bank and comes under the supervision of the Tennessee Department of Financial Institutions and the FDIC. The Bank is governed by the laws of the state of Tennessee and federal banking laws under the FDIC and the Federal Reserve Act. The Bank is also regulated by other agencies including, but not limited to, the Internal Revenue Service, OSHA, and the Department of Labor. These and other regulatory agencies impose certain regulations and restrictions on the Bank, including:
•	explicit standards as to capital and financial condition;

•	limitations on the permissible types, amounts and extensions of credit and investments;

•	restrictions on permissible non-banking activities; and

•	restrictions on dividend payments.
Federal and state regulatory agencies have extensive discretion and power to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. As a result, the Bank must expend significant time and expense to assure that it is in compliance with regulatory requirements and agency practices.
The Bank also undergoes periodic examinations by one or more regulatory agencies. Following such examinations, the Bank may be required, among other things, to make additional provisions to its allowance for loan loss or to restrict its operations. These actions would result from the regulators’ judgments based on information available to them at the time of their examination. The Bank’s operations are also governed by a wide variety of state and federal consumer protection laws and regulations. These federal and state regulatory restrictions limit the manner in which the Bank may conduct business and obtain financing. These laws and regulations can and do change significantly from time to time and any such change could adversely affect the Bank’s results of operations.

ITEM 1A. RISK FACTORS (continued)
The Bank’s Common Stock is thinly traded, and recent prices may not reflect the prices at which the stock would trade in an active trading market.
The Bank’s Common Stock is not traded through an organized exchange, but rather is traded in individually-arranged transactions between buyers and sellers. Therefore, recent prices may not necessarily reflect the actual value of the Bank’s Common Stock. A shareholder’s ability to sell the shares of Bank Common Stock in a timely manner may be substantially limited by the lack of a trading market for the Common Stock.
6092863.1

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
     Not applicable.
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS

Exhibit Number	Description

11.0	Statement re: Computations of per share earnings

31.1	Certification of the Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Community First, Inc.
(Registrant)

May 15, 2006	/s/ Marc R. Lively

(Date)	Marc R. Lively,
President and Chief Executive Officer

May 15, 2006	/s/ Dianne Scroggins

(Date)	Dianne Scroggins,
Chief Financial Officer