Form 10-Q
period 2006-06-30
COMMUNITY FIRST INC
filed 2006-08-14
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD _________________ TO ___________________________
Commission File Number 000-49966
COMMUNITY FIRST, INC.
(Exact Name of Registrant as Specified in its Charter)

Tennessee	04-3687717

(State or other jurisdiction of	(I.R.S. Employer Identification No.)
Incorporation or organization)

501 South James M. Campbell Blvd.
Columbia, Tennessee	38401

(Address of Principal Executive Offices)	(Zip Code)
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
Large accelerated filer ☐            Accelerated filer ☐             Non-accelerated filer ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding (no par value): 2,878,226 shares at August 14, 2006

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Community First, Inc.
Consolidated Balance Sheets

($ amounts in thousands except share data)	(Unaudited)
	June 30,	December 31,
Assets	2006	2005

Cash and due from banks	$8,621	$12,643
Federal funds sold	716	13,083

Cash and cash equivalents	9,337	25,726
Securities available for sale	38,358	30,330
Loans held for sale	1,847	1,890
Loans	303,174	259,418
Allowance for loan losses	(3,788)	(3,268)

Net loans	299,386	256,150

Premises and equipment	8,440	7,301
Accrued interest receivable	1,762	1,464
Federal Home Loan Bank stock	813	663
Other assets	5,191	5,282

Total Assets	$365,134	$328,806

Liabilities and Shareholders’ Equity

Deposits:
Noninterest-bearing	$31,256	$32,499
Interest-bearing	282,418	253,744

Total Deposits	313,674	286,243

Federal Home Loan Bank advances	11,000	8,000
Subordinated debentures	8,000	8,000
Federal funds purchased	5,000	—
Accrued interest payable	1,656	1,063
Other liabilities	797	1,483

Total Liabilities	340,127	304,789

Shareholders’ equity:
Common stock, no par value. Authorized 5,000,000 shares; issued 2,876,926 shares at June 30, 2006 and 2,873,514 shares at December 31, 2005	17,802	17,658
Retained earnings	7,481	6,503
Accumulated other comprehensive income (loss)	(276)	(144)

Total Shareholders’ Equity	25,007	24,017

	$365,134	$328,806

See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Six Months Ended		Three Months Ended
($ amounts in thousands except earnings per share)	June 30		June 30
	2006	2005	2006	2005

Interest income:
Loans, including fees	$10,776	$7,169	$5,691	$3,798
Securities	788	442	419	228
Federal funds sold	69	45	17	28
Other	8	3	4	2
Total interest income	11,641	7,659	6,131	4,056

Interest expense:
Deposits	5,145	2,636	2,776	1,413
FHLB advances and fed fund purchased	233	156	134	82
Subordinated debentures	285	93	148	49

Total interest expense	5,663	2,885	3,058	1,544

Net interest income	5,978	4,774	3,073	2,512
Provision for loan losses	531	249	275	126

Net interest income after provision for loan losses	5,447	4,525	2,798	2,386

Noninterest income:
Service charges on deposit accounts	729	768	382	408
Mortgage banking activities	305	181	148	97
Gain on sale of land	390	0	390	0
Other	274	100	149	54

Total other income	1,698	1,049	1,069	559

Noninterest expenses:
Salaries and employee benefits	2,451	1,792	1,255	956
Occupancy	251	202	126	108
Furniture and equipment	254	246	131	130
Data processing fees	329	275	168	140
Advertising and public relations	244	161	146	65
Other	1,383	1,030	722	556

Total other expenses	4,912	3,706	2,548	1,955

Income before income taxes	2,233	1,868	1,319	990
Income taxes	680	624	387	332

Net income	1,553	1,244	932	658

Other comprehensive income:
Unrealized gains (losses) on securities, net	(132)	(37)	(85)	85

Comprehensive income	$1,421	$1,207	$847	$743

Earnings per share
Basic	$0.54	$0.43	$0.32	$0.23
Diluted	0.52	0.42	0.31	0.22

Weighted average shares outstanding
Basic	2,875,688	2,867,848	2,876,559	2,867,281
Diluted	2,979,474	2,966,961	2,984,195	2,973,217
See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Six Months Ended June 30, 2006
(Unaudited)
($ amounts in thousands except per share amounts)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders'
	Shares	Stock	Earnings	Income (Loss)	Equity
Balance at January 1, 2006	2,873,514	$17,658	$6,503	$(144)	$24,017
Exercise of stock options	3,066	41	—	—	41
Issuance of restricted stock	346	—	—	—	—
Vesting of restricted stock		1			1
Stock-based compensation	—	84	—	—	84
Tax benefit arising from the exercised stock options	—	18	—	—	18
Dividend declared, $0.20 per share			(575)		(575)
Comprehensive income
Net income	—	—	1,553	—	1,553
Other comprehensive income
Change in unrealized gain (loss) on securities available for sale, net	—	—	—	(132)	(132)

Total comprehensive income					1,421

Balance at June 30, 2006	2,876,926	$17,802	$7,481	$(276)	$25,007

See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2006 and 2005
(Unaudited)

	Six Months Ended
($ amounts in thousands)	June 30
	2006	2005
Cash flows from operating activities:
Net income	$1,553	$1,244
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	245	273
Mortgage loans originated for sale	(17,351)	(8,005)
Proceeds from sale of mortgage loans	17,699	9,466
Gain on sale of loans	(305)	(181)
Provision for loan losses	531	249
FHLB stock dividends	(20)	(14)
Net change in accrued income receivable	(298)	(224)
Net change in accrued income payable	593	348
Gain on sale of land	(390)	—
Tax benefits on exercise of stock options	(18)	—
Compensation expense under stock-based compensation plans	85	—
Other, net	(245)	(221)

Net cash from operating activities	2,079	2,935

Cash flows from investing activities:
Purchases of securities available for sale	(14,751)	(3,639)
Principal payments on securities available for sale	506	593
Maturities and redemptions of securities available for sale	6,004	3,000
Net increase in loans	(43,767)	(26,384)
Purchases of premises and equipment	(1,379)	(725)
Purchase of Federal Home Loan Bank stock	(130)	(53)
Proceeds from sale of other real estate owned	134	—

Net cash from investing activities	(53,383)	(27,208)

Cash flows from financing activities:
Increase in deposits	27,431	25,565
Proceeds from FHLB Advances	3,000	—
Increases in Federal fund purchased	5,000	—
Proceeds from stock option exercises	59	14
Cash dividends	(575)	—

Net cash from financing activities	34,915	25,579

Net change in cash	(16,389)	1,306
Cash and cash equivalents at beginning of period	25,726	9,240

Cash and cash equivalents at end of period	$9,337	$10,546

Cash payments for interest	$5,070	$2,537
Cash payments for income taxes	660	553

Transfer from loans to repossessed assets	—	315

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)
(dollars in thousands, except share and per share amounts)
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
The consolidated financial statements include Community First, Inc. and its wholly-owned subsidiary, Community First Bank & Trust, together referred to as the “Company”. The Bank’s sole subsidiary is Community First Title, Inc., a Tennessee chartered and regulated title insurance company. CFBT Investments, Inc. is the wholly-owned subsidiary of Community First Title, Inc. and is the parent of Community First Properties, Inc., which was established as a Real Estate Investment Trust pursuant to Internal Revenue Service regulations. Intercompany transactions and balances are eliminated in consolidation. Footnote tables are presented in thousands, except share and per share data.
The unaudited consolidated financial statements as of June 30, 2006 and for the six month periods ended June 30, 2006 and 2005 have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ( the “SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the 2005 consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission.
NOTE 2. STOCK SPLIT
On April 26, 2005, the Board of Directors declared a two-for-one stock split to shareholders of record on May 9, 2005, payable May 9, 2005, in the form of a 100% stock dividend. All references to common shares and earnings and dividends per share have been restated to reflect the stock split as of the beginning of the earliest period presented.
NOTE 3. STOCK-BASED COMPENSATION
A Stock Incentive Plan was approved April 26, 2005. The maximum number of shares of common stock that may be issued under this plan is 450,000 shares. The 2005 Stock Incentive Plan’s purpose is to attract, retain, motivate and reward officers, key employees of the Company and directors who are not also employees of the Company.
The 2005 plan grants stock options, restricted stock, stock appreciation rights and other stock-based awards. The options can not exceed ten years in duration.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)
NOTE 3. STOCK-BASED COMPENSATION (continued)
During 2004, the FASB revised Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R) which established accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement became effective for fiscal years beginning after June 15, 2005 for all equity awards granted or modified after the effective date and for the subsequent vesting of previously granted awards. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the fair value and number of awards expected to actually vest, exclusive of awards expected to be forfeited. On January 1, 2006, the Company adopted SFAS 123R and began recognizing compensation expense for stock options. The Company elected to use the modified prospective transition method, therefore prior period results were not restated. Previously the Company had accounted for stock options granted to employees according to the provisions of APB Opinion No.25, whereby compensation expense was recorded based upon the intrinsic value method.
For the six months ended June 30, 2006, the Company recognized $84 as compensation resulting from stock options.
The fair value of each option is estimated as of the date of grant using the Black-Scholes Option Pricing Model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for grants are based on SFAS 123R and SEC guidance contained in Staff Accounting Bulletin (SAB) No. 107 “Share-Based Payment.” There were no options granted for the six month periods ended June 30, 2006 and June 30, 2005.
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
June 30, 2006
(Unaudited)
NOTE 3. STOCK-BASED COMPENSATION (continued)
A summary of option activity under the Plans as of June 30, 2006 and June 30, 2005, and changes during the six month periods ended are presented in the following table:

	For the Six Month Ended June 30, 2006 and 2005
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price/Share	Life in Years	Value
Options outstanding January 1, 2006	229,810	$12.02
Granted in 2006	—	—
Options exercised in 2006	(3,066)	(13.15)
Forfeited or expired	(600)	(25.00)

Options outstanding June 30, 2006	226,144	$11.97	5.17	$4,054

Exercisable at June 30, 2006	161,244	$7.94	3.65	$3,541

Options outstanding January 1, 2005	194,810	$8.69
Granted in 2005	—	—
Options exercised in 2005	(2,000)	(7.25)
Forfeited or expired	(2,000)	(9.00)

Options outstanding June 30, 2005	190,810	$8.74	5.43	$2,727

Exercisable at June 30, 2005	157,242	$7.57	4.46	$2,452

The Bank has a policy of issuing new shares to satisfy stock options exercised.
Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed. Vesting for restricted shares is on a straight-line basis. The value of the restricted stock, estimated to be equal to the closing market price on the date of the grant, is being amortized on a straight-line basis over the respective service period. There were 346 shares of restricted stock issued as of June 30, 2006 with a market value of $28 and no restricted stock issued in 2005. The restricted stock issued as of June 30, 2006 vests over two years. No restricted stock was vested as of June 30, 2006.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)
NOTE 3. STOCK-BASED COMPENSATION (continued)
A summary of the status of the Company’s nonvested stock options for the period ended June 30, 2006 is presented in the following table:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2006	70,399	$21.26
Granted - 2006	—	—
Vested - 2006	(4,899)	(11.12)
Forfeited or expired - 2006	(600)	(25.00)

Nonvested at June 30, 2006	64,900	$21.99

As of June 30, 2006, there was $231 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted average period of 1.1 years.
Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method recommended by SFAS No. 123, on a pro forma basis, the Company’s net income and income per share, on a pro forma basis, for the six months ended June 30, 2005 is indicated in the following table:

For Six Months
Ended June 30, 2005
Net income as reported	$1,244
Deduct: Stock-based compensation expense Determined under fair value method	136

Pro forma net income	$1,108

Basic earnings per share as reported	$0.43
Pro forma basic earnings per share	$0.39
Diluted earnings per share as reported	$0.42
Pro forma diluted earnings per share	$0.37

No stock options were granted for the six month periods ended June 30, 2006 and 2005.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2006
(Unaudited)
NOTE 4. ALLOWANCE FOR LOAN LOSS
Transactions in the allowance for loan losses were as follows:

	Six Months	Six Months
	Ended	Ended
	June 30, 2006	June 30, 2005
	(In Thousands)	(In Thousands)
Beginning Balance	$3,268	$2,740
Add (deduct):
Losses charged to allowance	(29)	(110)
Recoveries credited to allowance	18	65
Provision for loan losses	531	249

Ending Balance	$3,788	$2,944

NOTE 5. GAIN ON SALE OF LAND
The Bank purchased 6.45 acres of land totaling $2,759 in Williamson County in 2004. The Bank is building a branch on 1.89 acres of the land on Carothers Parkway and sold the remaining 4.56 acres of the property in 2005. The $390 gain related to the sale of the property was deferred in 2005 due to the Bank’s financing of the loan for this property. During the second quarter of 2006 the Bank subsequently sold this loan to another financial institution and recognized the $390 gain into other noninterest income.

NOTE 6. COMPUTATIONS OF PER SHARE EARNINGS
($ amounts in thousands, except per share data)

	Six months ended		Three months ended
	June 30,		June 30,
	2006	2005	2006	2005
Numerator:
Net income	1,553	1,244	$932	$658
Denominator:
Denominator for basic earnings per share-weighted average shares	2,875,688	2,867,848	2,876,559	2,867,281
Effect of dilutive securities:
Stock options	103,786	99,113	107,636	105,936
Denominator for diluted earnings
Per share	2,979,474	2,966,961	2,984,195	2,973,217
Basic earnings per share	$0.54	$0.43	$0.32	$0.23
Diluted earnings per share	$0.52	$0.42	$0.31	$0.22

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
($ amounts in thousands, except share data)
The following discussion compares the financial condition of Community First, Inc. (the “Company”) at June 30, 2006, to December 31, 2005, and the results of operations for the six month and three month periods ended June 30, 2006 and 2005. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.
Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” “should,” “may” and “estimate,” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, the interest rate environment, competitive conditions in the financial services industry, the Company’s ability to successfully expand into Williamson and Rutherford Counties, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.
CRITICAL ACCOUNTING POLICIES
The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses, have been critical to the determination of our financial position, results of operations and cash flows.
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
FINANCIAL CONDITION
Total assets as of June 30, 2006 increased 11.0%, or $36,328, to $365,134, compared with $328,806 at December 31, 2005. The primary reason for the increase in total assets was strong loan demand, which resulted in significant loan growth during the first half of 2006. The increase in total assets was funded primarily by the continued growth of new deposits accounts as well as obtaining national market time deposits, broker deposits and public fund deposits.
Net loans of $299,386 (excluding mortgage loans held for sale) increased by $43,236, or 16.9%, in the first half of 2006, from $256,150 at December 31, 2005. At June 30, 2006, cash and cash equivalents were $9,337, a decrease of $16,389 over year end 2005.
Loans
Total gross loans at June 30, 2006 were $303,174, compared to $259,418 at December 31, 2005, an increase of $43,756. Most of the net loan growth in the first half of 2006 was in 1-4 family residential real estate, construction and real estate commercial loans. Loans secured by 1-4 family real estate increased $7,888, while real estate construction loans increased $22,016 and commercial real estate increased $10,618. The real estate construction loan growth increase was due to expanding into the Williamson and Rutherford County markets.

	June 30, 2006		December 31, 2005
	Total Loans	% of Loans	Total Loans	% of Loans
Real estate
Construction	$83,546	27.6%	$61,530	23.7%
1-4 family residential	87,522	28.9%	79,634	30.7%
Commercial	80,167	26.4%	69,549	26.8%
Other	1,237	0.4%	894	0.3%
Commercial, financial and agricultural	38,789	12.8%	36,601	14.1%
Consumer	11,342	3.7%	10,803	4.2%
Other	571	0.2%	407	0.2%

Total (1)	$303,174	100.0%	$259,418	100.0%

(1) Does not include mortgage loans held for sale on June 30, 2006 and December 31, 2005.

FINANCIAL CONDITION (continued)
There were $1,847 in mortgage loans held for sale at June 30, 2006, compared with $1,890 at December 31, 2005. Of the total loans in the portfolio at June 30, 2006, approximately $151,305, or 49.9%, are at a variable rate of interest, and $151,869, or 50.1%, are fixed rate. Of the total loans, $165,284, or 54.5%, mature or are able to be repriced within 12 months. Only $11,340, or 3.7%, of the Bank’s total loans mature or reprice in more than five years.
On June 30, 2006, the Company’s loan to deposit ratio (including mortgage loans held for sale) was 97.2%, compared to 91.3 % at December 31, 2005. The loan-to-assets ratio (including mortgage loans held for sale) was 83.5% at June 30, 2006, compared to 79.5% at December 31, 2005. Management anticipates loan demand to remain strong especially in commercial loans and also believes that deposit growth will increase in third quarter 2006.
Securities Available for Sale

	June 30, 2006		December 31, 2005
	Total	% of	Total	% of
	Securities	Securities	Securities	Securities
U.S. Government and federal agency	$23,764	62.0%	$18,887	62.3%
Mortgage-backed securities	5,308	13.8%	3,089	10.2%
State and municipals	5,436	14.2%	5,487	18.1%
Other debt securities	1,485	3.8%	2,502	8.2%
Equity securities	2,365	6.2%	365	1.2%

Total	$38,358	100.0%	$30,330	100.0%

As of June 30, 2006, securities increased $8,028 to $38,358, compared with $30,330 at December 31, 2005. Management has maintained the portfolio at 10.5% of total assets at June 30, 2006 and 9.2% of total assets at December 31, 2005. The Company’s investment portfolio is used to provide yield, liquidity and for pledging purposes to secure public fund deposits.
Other Assets
The Bank invested $3,500,000 into bank owned life insurance “BOLI” in 2005. This insurance, which is a split-dollar plan, provides insurance on the Bank’s key officers and employees. The bank invested in BOLI as part of the structure of the Bank’s Supplemental Executive Retirement Plan.

FINANCIAL CONDITION (continued)
Deposits
The Company relies on the Bank to have a growing deposit base to fund loan and other asset growth. Total deposits were $313,674 at June 30, 2006, compared to $286,243 at December 31, 2005, an increase of $27,431. The following table sets forth the composition of the deposits at June 30, 2006 and December 31, 2005.

	June 30, 2006		December 31, 2005
	Total	% of	Total	% of
	Deposits	Deposits	Deposits	Deposits
Noninterest-bearing demand accounts	$31,256	10.0%	$32,499	11.4%
Interest-bearing demand accounts	45,348	14.4%	45,804	16.0%
Savings accounts	8,824	2.8%	9,570	3.3%
Time deposits greater than $100,000	92,127	29.4%	82,079	28.7%
Other time deposits	136,119	43.4%	116,291	40.6%

Total	$313,674	100.0%	$286,243	100.0%

The majority of the deposits continue to be in time deposits. Time deposits (certificate of deposits and IRAs) totaled $228,246, or 72.8% of deposits. Time deposits greater than $100,000 increased $10,048 over December 31, 2005. The increase in time deposits greater than $100,000 was from personal time deposits and state, county and municipal time deposits. Time deposits less than $100,000 increased by $19,828 from December 31, 2005. The increase in time deposits less than $100,000 was from personal time deposits and broker deposits. The Bank had a promotion in the first half of 2006 that increased personal time deposits. At June 30, 2006, national market time deposits totaled $55,191, with a weighted average rate of 5.0%. Total broker time deposits were $16,759, with a weighted average rate of 4.50%. The variable rate time deposit interest rate can change one time over the term of the deposit. Total variable rate time deposits were $10,921 at June 30, 2006 with a weighted average rate of 4.67%, compared to $12,284 at December 31, 2005 with a weighted average rate of 4.36%. Time deposits maturing within one year were $187,778, or 82.3% of total time deposits at June 30, 2006. The weighted average cost of all deposit accounts, including noninterest bearing accounts was 3.48% in the first half of 2006. The weighted average rate on time deposits as of June 30, 2006 was 4.37%. Management expects to seek short-term time deposit funding to match variable rate loans. These efforts, if successful, will reduce interest rate risk. The Bank has introduced a free checking account product and has expanded into Williamson County to access lower cost business accounts.
Federal Home Loan Bank Advances
As of June 30, 2006 and December 31, 2005, the Company had borrowed $11,000 from the Federal Home Loan Bank and had $20,621 available for future borrowings. The fixed interest rates on these advances range from 3.36% to 5.60% at June 30, 2006. At June 30, 2006, the weighted average rate of these advances was 4.69%, and the weighted average remaining maturity was 20.3 months.
These borrowings are secured by a portion of the loan portfolio that is secured by 1-4 family residential properties.
At June 30, 2006, undrawn standby letters of credit with FHLB totaled $7,000. The letter of credit is used as a pledge to the State of Tennessee Bank Collateral Pool.

FINANCIAL CONDITION (continued)
Dividend
The Company declared a dividend of $0.20 per share for shareholders of record as of April 18, 2006. The total dividend paid was $575. No dividends were paid during the first half of 2005.
Shareholders Equity
Total shareholders’ equity increased $990, to $25,007 at June 30, 2006, from $24,017 at December 31, 2005. This increase was due to the Company’s net income of $1,553 for the first half of 2006, the issuance of 3,412 shares of common stock under the stock option plan for $42, and a tax benefit of $18 arising from exercising stock options. A dividend was paid out to shareholders in the total amount of $575. The change also included stock-based compensation of $85, and a decrease in the fair value of available-for-sale securities, net of tax, of $132.
RESULTS OF OPERATIONS
Net Income
For the first six months of 2006, consolidated net income was $1,553, compared to $1,244 for the same period in 2005. The consolidated income before income taxes for the six months ended June 30, 2006 was $2,233, compared to $1,868 for the same period in 2005, an increase of $365 or 19.5%. The increase in pretax income during the first six months of 2006 was primarily due to Bank’s overall asset growth, specifically loan growth and the associated interest income. Basic income and diluted income per common share for the first six months of 2006 were $0.54 and $0.52, compared to $0.43 and $0.42 for the first six months of 2005.
For the second quarter of 2006, consolidated net income was $932, compared to $658 for the same period in 2005. The consolidated income before income taxes for the second quarter of 2006 was $1,319, compared to $990 during the same period in 2005, an increase of $329 or 33.2%. The increase in pretax income during the second quarter of 2006 was primarily due to Bank’s loan growth, the gain on sale of land and noninterest income. Basic income and diluted income per common share for the second quarter of 2006 were $0.32 and $0.31, compared to $0.23 and $0.22 for the same period in 2005.

RESULTS OF OPERATIONS (continued)
Average Balance Sheets, Net Interest Revenue
Changes in Interest Income and Interest Expense
The following table shows the average daily balances of each principal category of assets, liabilities and stockholders’ equity of the Company, an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the six month periods ended June 30, 2006 and 2005.

	(In Thousands of Dollars)
	June 30, 2006			June 30, 2005			Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate (1)	Total
Gross loans (2) and (3)	$284,184	7.58%	$10,776	$221,356	6.48%	$7,169	$2,035	$1,572	$3,607
Securities available for sale	37,143	4.29%	796	28,088	3.17%	445	144	208	351
Federal funds sold and other	3,217	4.29%	69	3,432	2.62%	45	(3)	27	24

Total interest-earning assets	324,544	7.17%	11,641	252,876	6.06%	7,659	2,176	1,807	3,982
Cash and due from banks	7,671			5,454
Other nonearning assets	14,373			10,541
Allowance for loan losses	(3,483)			(2,811)

Total assets	$343,105			$266,060

Deposits:
NOW & money market investments	$46,558	2.01%	$468	$45,129	1.24%	$280	$9	$179	$188
Savings	9,103	1.32%	60	9,589	1.11%	53	(3)	10	7
Time deposits $100,000 and over	88,643	5.67%	2,512	62,074	3.59%	1,115	477	920	1,397
Other time deposits	122,872	3.43%	2,105	91,949	2.58%	1,188	400	518	917

Total interest-bearing deposits	267,176	3.85%	5,145	208,741	2.53%	2,636	883	1,626	2,509
Other borrowings	20,286	5.11%	518	11,555	4.31%	249	188	81	269

Total interest-bearing liabilities	287,462	3.94%	5,663	220,296	2.62%	2,885	1,071	1,707	2,778

Noninterest-bearing liabilities	31,299			23,860

Total liabilities	318,761			244,156
Shareholders’ equity	24,344			21,904

Total liabilities and shareholders’ equity	$343,105			$266,060

Net interest income			$5,978			$4,774	$1,105	$100	$1,204

Net interest margin (4)		3.68%			3.78%
(1)	Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

(2)	Interest income includes fees on loans of $191 in 2006 and $129 in 2005.

(3)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

(4)	Net interest income to average interest-earning assets.

RESULTS OF OPERATIONS (continued)
Net Interest Income
Net interest income after the provision for loan losses for the first six months of 2006 was $5,447 compared to $4,525 the first six months of 2005. The increase of $922 was due primarily to continued growth in the Bank’s loan portfolio, which was funded primarily by deposit growth and cash and cash equivalents. Net interest income after the provision for loan losses for the second quarter of 2006 was $2,798 compared to $2,386 the second quarter of 2005, an increase of $412.
Interest and fee income on loans for the first six months of 2006 was $10,776, an increase of $3,607, or 50.3%, compared to the first six months of 2005. The increase in interest income is due to the increase in interest rates, higher average balances on loans, and 49.9% of our loan portfolio being tied to a variable rate. The second quarter 2006 interest and fee income was $5,691 compared with $3,798 in the second quarter of 2005, an increase of $1,893.
Interest income from securities and short-term funds increased to $857 in the first six months of 2006, from $487 in the same period in 2005. The increase in interest income was also the result of higher average balances on the investment portfolio and the short maturity structure on securities that provided opportunities to reinvest in higher-yield bonds.
Interest expense totaled $5,663 in the first six months of 2006, compared to $2,885 in the same period of 2005, an increase of $2,778. Second quarter 2006 interest expense was $3,058, compared to $1,544 in the same period of 2005. The increase in interest expense was due to deposit growth in higher yield deposits.
In the first six months of 2006, the yield on interest earning assets, including loan fees, increased to 7.17%, compared to 6.06% for the same period in 2005. The cost of interest bearing account funds has followed the same trend, increasing to 3.85% for the first six months of 2006, up from 2.53% for the same period in 2005. The Bank’s net interest margin for the first six months of 2006 was 3.68%, compared to 3.78% for the same period in 2005.
Provisions for Loan Losses
In the first six months of 2006, the Bank recorded a provision for loan loss of $531, compared to $249 for the same period in 2005. The second quarter 2006 provision was $275 compared to $126 in the second quarter 2005. This increase is primarily due to continued loan growth. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of the Bank and of other similar community financial institutions. Other factors considered by management include the composition of the loan portfolio, economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. Based on analysis of the allowance for loan losses, management chose to maintain the balance at a level which resulted in an allowance to total loans at 1.24% at June 30, 2006. Net charge-offs for the first six months of 2006 were $11, compared to $45 in the first six months of 2005.
At June 30, 2006, the Bank had five loans totaling $156 in nonaccrual status, compared to five loans totaling $170 on June 30, 2005. The Bank had no accruing loans more than 90 days delinquent on June 30, 2006. Management believes the allowance for loan losses at June 30, 2006 is adequate to absorb probable losses in the loan portfolio.

RESULTS OF OPERATIONS (continued)
Noninterest Income
Total noninterest income for the first six months of 2006 was $1,698, up from $1,049 for the same period in 2005. The Bank originates and sells long-term fixed rate mortgages and the related servicing. Mortgage loans originated and sold generated $305 in gains for the six months ended June 30, 2006 as compared to $181 for the same period in 2005. Mortgage loans originated and sold income has increased due to entering the Williamson County market. The other large component of noninterest income is service charges on deposit accounts, which totaled $729 for the six months ended in 2006 compared to $768 for the same period in 2005. The decrease in service charge income was due to the execution of a new free checking account campaign and higher average balances on transaction deposit accounts which allowed customers to avoid service charges. The overdraft courtesy product generated $497 for the first six months of 2006, compared to $549 for the same period in 2005. Other noninterest income increased from $100 in June 30, 2005 to $274 in 2006. The increase was due to the Bank offering new investment service products, which generated $119 in noninterest income in 2006. Other noninterest income includes credit life insurance commissions, safe deposit box rent, ATM income, check printing income, and customer fee income.
The noninterest income for the second quarter 2006 was $1,069, compared to $559 in the second quarter of 2005, an increase of $510. The Bank recognized a gain of $390 in the second quarter related to a land sale in 2005 as a result of selling a loan which represented the Bank’s remaining interest in the land. The other increase in noninterest income resulted from fees collected from the investment service product that was launched in the second half of 2005.
Noninterest Expense
Noninterest expenses totaled $4,912 for the first six months of 2006, compared with $3,706 for the same period of 2005. During 2006 and 2005, noninterest expenses have increased as the Bank has grown. The growth in noninterest expenses throughout 2005 and in the first six months of 2006 is attributable primarily to salaries and other operating expenses associated with growth of the Bank and expanding into Williamson County, including data processing and legal and accounting expenses. Salaries and employee benefits increased $659, or 36.8%, for the six months of 2006 compared with the same period in 2005. Also included in salary and employee benefit expense for 2006 period is $84, due to a change in accounting rules in which compensation expense related to stock options is recorded. As of June 30, 2006, data processing expenses were $329, compared to $275 for the same period in 2005. Management expects that noninterest expenses will continue to increase moderately during 2006 in conjunction with the growth of the Bank, but should decline as a percentage of average assets as the Bank continues to experience operating efficiencies as its growth continues.
Noninterest expenses totaled $1,069 for the second quarter of 2006, compared with $559 for the same period of 2005. The increase is primarily due to opening a full service branch in Williamson County as well as continued growth in Maury County. The increase in related expenses includes salaries and employee benefits, data processing and advertising.

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
The primary uses of cash are lending to the Company’s borrowers and investing in securities and short-term interest-earning assets. During the first six months of 2006, loan demand was funded by growth in local deposits, national market time deposits, and brokered deposits. The bank anticipates using these sources to fund future loan growth. Other potential sources of liquidity include the sale of available-for-sale securities from the Bank’s securities portfolio, the sale of loans, Federal Home Loan Bank advances, the purchase of federal funds, or repurchase agreements.
At June 30, 2006 and December 31, 2005, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

			Minimum to be
	June 30,	December 31,	considered
	2006	2005	well-capitalized
Tier 1 “core” capital to risk-weighted assets
Community First Bank & Trust	9.80%	11.19%	6.00%
Community First, Inc.	10.00%	11.59%	6.00%
Total capital to risk-weighted assets
Community First Bank & Trust	10.95%	12.37%	10.00%
Community First, Inc.	11.14%	12.77%	10.00%
Tier 1 leverage ratio
Community First Bank & Trust	9.23%	9.91%	5.00%
Community First, Inc.	9.70%	10.25%	5.00%
As discussed above, total shareholders’ equity increased $990, to $25,007 at June 30, 2006, from $24,017 at December 31, 2005. This increase was due to the Company’s net income of $1,553 for the first half of 2006, the issuance of 3,412 shares of common stock under the stock option plan for $42, a tax benefit of $18 arising from exercising stock options. A dividend was paid out to shareholders in the total amount of $575.The change also included stock-based compensation of $84, and a decrease in the fair value of available-for-sale securities, net of tax, of $132.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management uses a gap simulation model that takes cash flows into consideration. These include mortgage backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing the Bank’s pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis, the model considers deposit rate movements to determine what percentage of interest bearing deposits are actually repriceable within a year. Our cumulative one-year gap position at June 30, 2006 was 6.36% of total assets. Our policy states that our one-year cumulative gap should not exceed 20% of total assets.
As of June 30, 2006, approximately $237,225 of $341,884 in interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $221,154, or 72.5%, of total loans. The Bank has $6,628 in loans maturing or repricing after five years. As of June 30, 2006, the Bank has approximately $187,778 in time deposits maturing or repricing within one year.
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
June 30, 2006

Basis Point Change	+200 bp	+100bp	-100bp	-200bp
Increase (decrease in net interest income)	7.28%	3.67%	(3.32%)	(6.72%)
The was no significant impact on net interest income in the rate shock simulation of interest income for June 30, 2006.

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
June 30, 2006

Basis Point Change	+200 bp	+100bp	-100bp	-200bp
Increase (decrease in equity at risk)	(1.90%)	(1.0%)	0.90%	1.60%
The was no significant impact on equity at risk in the economic value of equity simulation for June 30, 2006.
One of management’s objectives in managing the Bank’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c)/15d-14(d) under the Securities Exchange Act of 1934). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
COMMUNITY FIRST, INC.
ITEM 1 — LEGAL PROCEEDINGS
The Company’s bank subsidiary is a defendant in a suit in Maury County Circuit Court, Holloway et al. v. Evers. Et al, filed May 31, 2005 in which the plaintiff alleges that a bank loan officer disclosed the plaintiff’s loan history at the bank to plaintiff’s two partners in a real estate development, who subsequently forced plaintiff to sell his interest to them. Plaintiff alleges causes of action for tortious interference with contract, breach of common law fiduciary duty, and violation of the Financial Records Privacy Act. Plaintiff seeks $5,000,000 in compensatory damages and $5,000,000 in punitive damages, jointly and severally, from the bank and his two partners. The Company believes the claim is without merit, intends to vigorously defend the suit, and does not believe the ultimate disposition of the suit will have a material adverse effect on its financial condition or results of operation. The trial court recently granted the co-defendants summary judgment. If upheld on appeal, the Bank anticipates that Plaintiffs will voluntarily dismiss the case as to the Bank.
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

ITEM 1A. RISK FACTORS (continued)
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
The Bank relies on customer deposits and loan repayments as its primary source of funds. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments and general economic conditions. Accordingly, the Bank may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Reserve Bank advances and federal funds lines of credit from correspondent banks. The Bank also relies on brokered deposits and national market time deposits as additional sources of funding. In order to utilize brokered deposits and national market time deposits the Bank must remain well capitalized. While the Bank believes that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.
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

ITEM 1A. RISK FACTORS (continued)
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
     (a) The Annual Meeting of Stockholders was held on April 18, 2006.
     (1) Election of Directors:

	Shares				Broker
Class I Directors	Voting	For	Against	Withheld	Non Votes
Randy Maxwell	1,626,688	1,608,288	18,400	0	0
H. Allen Pressnell, Jr.	1,626,688	1,608,288	18,400	0	0
Dinah C. Vire	1,626,688	1,608,288	18,400	0	0
ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.

SIGNATURES
In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Community First, Inc. (Registrant)
August 14, 2006 (Date)	/s/ Marc R. Lively Marc R. Lively, Chief Executive Officer/President
August 14, 2006 (Date)	/s/ Dianne Scroggins Dianne Scroggins, Chief Financial Officer