Form 10-Q
period 2006-09-30
COMMUNITY FIRST INC
filed 2006-11-14
CIK 1179500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2006
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
Large accelerated filer ☐           Accelerated filer ☐          Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding (no par value): 2,890,426 shares at November 14, 2006

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Community First, Inc.
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
($ amounts in thousands except share data)	2006	2005

Assets
Cash and due from banks	$6,663	$12,643
Federal funds sold	4,205	13,083

Cash and cash equivalents	10,868	25,726
Securities available for sale	36,314	30,330
Loans held for sale	2,737	1,890
Loans	329,991	259,418
Allowance for loan losses	(4,048)	(3,268)

Net loans	325,943	256,150

Premises and equipment	9,500	7,301
Accrued interest receivable	2,030	1,464
Federal Home Loan Bank stock	893	663
Other assets	5,552	5,282

Total Assets	$393,837	$328,806

Liabilities and Shareholders’ Equity

Deposits:
Noninterest-bearing	$29,441	$32,499
Interest-bearing	312,504	253,744

Total Deposits	341,945	286,243

Federal Home Loan Bank advances	15,000	8,000
Subordinated debentures	8,000	8,000
Accrued interest payable	1,936	1,063
Other liabilities	802	1,483

Total Liabilities	367,683	304,789

Shareholders’ equity:
Common stock, no par value. Authorized 5,000,000 shares; issued 2,890,426 shares at September 30, 2006 and 2,873,514 shares at December 31, 2005	18,142	17,658
Retained earnings	8,126	6,503
Accumulated other comprehensive income (loss)	(114)	(144)

Total Shareholders’ Equity	26,154	24,017

	$393,837	$328,806

See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30		September 30
($ amounts in thousands except earnings per share)	2006	2005	2006	2005

Interest income:
Loans, including fees	$17,089	$11,531	$6,313	$4,362
Securities	1,199	677	411	235
Federal funds sold	107	74	38	29
Other	11	4	3	1

Total interest income	18,406	12,286	6,765	4,627

Interest expense:
Deposits	8,398	4,380	3,253	1,744
FHLB advances and fed funds purchased	459	236	226	80
Subordinated debentures	443	143	158	50

Total interest expense	9,300	4,759	3,637	1,874

Net interest income	9,106	7,527	3,128	2,753
Provision for loan losses	805	634	274	385

Net interest income after provision for loan losses	8,301	6,893	2,854	2,368

Noninterest income:
Service charges on deposit accounts	1,118	1,167	389	399
Mortgage banking activities	449	348	144	167
Gain on sale of land	390	0	0	0
Other	414	220	140	120

Total other income	2,371	1,735	673	686

Noninterest expenses:
Salaries and employee benefits	3,813	2,868	1,362	1,076
Occupancy	392	328	141	126
Furniture and equipment	395	375	141	129
Data processing fees	507	424	178	149
Advertising and public relations	359	240	115	79
Other	2,172	1,674	789	644

Total other expenses	7,638	5,909	2,726	2,203

Income before income taxes	3,034	2,719	801	851
Income taxes	836	901	156	277

Net income	2,198	1,818	645	574

Other comprehensive income:
Unrealized gains (losses) on securities, net	30	(28)	162	9

Comprehensive income	$2,228	$1,790	$807	$583

Earnings per share
Basic	$0.76	$0.63	$0.22	$0.20
Diluted	0.74	0.61	0.22	0.19

Weighted average shares outstanding
Basic	2,878,254	2,867,492	2,883,335	2,869,348
Diluted	2,978,709	2,970,695	2,977,127	2,980,730
See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Nine Months Ended September 30, 2006
(Unaudited)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
($ amounts in thousands except per share amounts)	Shares	Stock	Earnings	Income (Loss)	Equity
Balance at January 1, 2006	2,873,514	$17,658	$6,503	$(144)	$24,017

Exercise of stock options	16,566	121	—	—	121
Issuance of restricted stock	346	—	—	—	—
Vesting of restricted stock		4			4
Stock-based compensation	—	217	—	—	217
Tax benefit arising from the exercised stock options	—	142	—	—	142
Dividend declared, $0.20 per share			(575)		(575)
Comprehensive income
Net income	—	—	2,198	—	2,198
Other comprehensive income Change in unrealized gain (loss) on securities available for sale, net	—	—	—	30	30

Total comprehensive income					2,228

Balance at September 30, 2006	2,890,426	$18,142	$8,126	$(114)	$26,154

See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2006 and 2005
(Unaudited)

	Nine Months Ended
($ amounts in thousands )	September 30
	2006	2005

Cash flows from operating activities:
Net income	$2,198	$1,818
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Depreciation and amortization	371	411
Mortgage loans originated for sale	(27,309)	(16,961)
Proceeds from sale of mortgage loans	26,911	17,632
Gain on sale of loans	(449)	(348)
Provision for loan losses	805	634
FHLB stock dividends	(31)	(20)
Net change in accrued income receivable	(566)	(365)
Net change in accrued income payable	873	371
Gain on sale of land	390	—
Tax benefits on exercise of stock options	(142)	—
Compensation expense under stock-based compensation plans	221	—
Loss on sale of other real estate	18	8
Other, net	(1,369)	(3,734)

Net cash from operating activities	1,921	(554)

Cash flows from investing activities:
Purchases of securities available for sale	(14,752)	(5,112)
Principal payments on securities available for sale	810	975
Maturities and redemptions of securities available for sale	8,004	6,000
Net increase in loans	(70,598)	(47,451)
Purchases of premises and equipment	(2,568)	(1,379)
Purchase of Federal Home Loan Bank stock	(199)	(54)
Proceeds from sale of other real estate owned	134	136

Net cash from investing activities	(79,169)	(46,885)

Cash flows from financing activities:
Increase in deposits	55,702	47,030
Proceeds from FHLB Advances	9,000	—
Payments on FHLB Advances	(2,000)	—
Issuance of subordinate debenture	—	5,000
Proceeds from stock options exercised	263	29
Cash dividends	(575)	—

Net cash from financing activities	62,390	52,059

Net change in cash	(14,858)	4,620

Cash and cash equivalents at beginning of period	25,726	9,240

Cash and cash equivalents at end of period	$10,868	$13,860

Cash payments for interest	$8,427	$4,388
Cash payments for income taxes	1,280	1,053

Transfer from loans to repossessed assets	—	315

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2006
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
The unaudited consolidated financial statements as of September 30, 2006 and for the nine month and three month periods ended September 30, 2006 and 2005 have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ( the “SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the 2005 consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-KSB as filed with the SEC.
NOTE 2. STOCK SPLIT
On April 26, 2005, the Board of Directors declared a two-for-one stock split to shareholders of record on May 9, 2005, which was paid on May 9, 2005. All references to common shares and earnings and dividends per share have been restated to reflect the stock split as of the beginning of the earliest period presented.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited)
NOTE 3. STOCK-BASED COMPENSATION
During 2004, the Financial Accounting Standards Board revised Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R) which established accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement became effective for fiscal years beginning after June 15, 2005 for all equity awards granted or modified after the effective date and for the subsequent vesting of previously granted awards. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the fair value and number of awards expected to actually vest, exclusive of awards expected to be forfeited. On January 1, 2006, the Company adopted SFAS 123R and began recognizing compensation expense for stock options. The Company elected to use the modified prospective transition method, therefore prior period results were not restated. Previously the Company had accounted for stock options granted to employees according to the provisions of APB Opinion No. 25, whereby compensation expense was recorded based upon the intrinsic value method.
For the nine months ended September 30, 2006, the Company recognized $217 as compensation resulting from stock options and $4 for restricted stock awards.
The fair value of each option is estimated as of the date of grant using the Black-Scholes Option Pricing Model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for grants are set forth in the chart below and are based on SFAS 123R and SEC guidance contained in Staff Accounting Bulletin (SAB) No. 107 “Share-Based Payment.” Options for 34,000 and 22,500 shares were granted for the nine month periods ended September 30, 2006 and 2005.

	For Nine Months
	Ended September 30,
	2006	2005
Dividend yield	1.00%	0.00%
Expected stock price volatility	16.06%	18.87%
Risk-free interest rate	5.07%	4.04%
Expected option life (In years)	7	7
SFAS 123R requires the recognition of stock-based compensation for the number of awards that are ultimately expected to vest. As a result, for most awards, recognized stock compensation expense was reduced for estimated forfeitures prior to vesting based on historical forfeiture rates. Estimated forfeitures will be reassessed in subsequent periods and may change based on new facts and circumstances. Prior to January 1, 2006, actual forfeitures were accounted for as they occurred for purposes of required pro forma stock compensation disclosures.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited)
NOTE 3. STOCK-BASED COMPENSATION (continued)
A summary of option activity under the Company’s equity incentive plan as of September 30, 2006 and September 30, 2005, and changes during the nine month periods then ended are presented in the following table:

	For the Nine Months Ended September 30, 2006 and 2005
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price/Share	Life in Years	Value
Options outstanding January 1, 2006	229,810	$12.02
Granted in 2006	34,000	30.00
Options exercised in 2006	(16,566)	7.29
Forfeited or expired	(600)	25.00

Options outstanding September 30, 2006	246,644	14.79	5.68	$3,895

Exercisable at September 30, 2006	153,369	$8.70	3.61	$3,355

Options outstanding January 1, 2005	194,810	$8.69
Granted in 2005	22,500	24.00
Options exercised in 2005	(5,000)	5.90
Forfeited or expired	(3,000)	11.00

Options outstanding September 30, 2005	209,310	10.40	5.56	$3,175

Exercisable at September 30, 2005	154,242	$7.62	4.22	$2,768

The Bank has a policy of issuing new shares to satisfy stock options exercised.
Restricted stock provides the grantee with voting, dividend and anti-dilution rights equivalent to common shareholders, but is restricted from transfer until vested, at which time all restrictions are removed. Vesting for restricted shares is on a straight-line basis. The value of the restricted stock, estimated to be equal to the closing market price on the date of the grant, is being amortized on a straight-line basis over the respective service period. There were 346 shares of restricted stock issued as of September 30, 2006 with a market value of $28 and no restricted stock issued in 2005. The restricted stock issued as of September 30, 2006 vests over two years. No restricted stock was vested as of September 30, 2006.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited)
NOTE 3. STOCK-BASED COMPENSATION (continued)
A summary of the status of the Company’s nonvested stock options for the period ended September 30, 2006 is presented in the following table:

		Weighted Average
		Grant Date
	Shares	Fair Value
Nonvested at January 1, 2006	70,399	$21.26
Granted — 2006	34,000	30.00
Vested — 2006	(10,524)	(18.01)
Forfeited or expired — 2006	(600)	(25.00)

Nonvested at September 30, 2006	93,275	$24.79

As of September 30, 2006, there was $579 of total unrecognized compensation cost related to nonvested share based compensation arrangements granted under the Company’s equity incentive plan. That cost is expected to be recognized over a weighted average period of 1.3 years.
Had compensation cost been determined based upon the fair value of the options at the grant dates consistent with the method recommended by SFAS No. 123, on a pro forma basis, the Company’s net income and income per share, on a pro forma basis, for the nine months ended September 30, 2005 is indicated in the following table:

For Nine Months
Ended September 30,
2005
Net income as reported	$1,818
Deduct: Stock-based compensation expense
Determined under fair value method	123

Pro forma net income	$1,695

Basic earnings per share as reported	$0.63
Pro forma basic earnings per share	$0.59

Diluted earnings per share as reported	$0.61
Pro forma diluted earnings per share	$0.57

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited)
NOTE 4. ALLOWANCE FOR LOAN LOSS
Transactions in the allowance for loan losses were as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2006	September 30, 2005
	(In Thousands)	(In Thousands)

Beginning Balance	$3,268	$2,740

Add (deduct):
Losses charged to allowance	(46)	(199)
Recoveries credited to allowance	21	73
Provision for loan losses	805	634

Ending Balance	$4,048	$3,248
NOTE 5. GAIN ON SALE OF LAND
The Bank purchased 6.45 acres of land totaling $2,759 in Williamson County in 2004. The Bank is building a branch on 1.89 acres of the land and sold the remaining 4.56 acres of the property in 2005. The $390 gain related to the sale of the property was deferred in 2005 due to the Bank’s financing of the loan for this property. During the second quarter of 2006 the Bank subsequently sold this loan to another financial institution and recognized the $390 gain into other noninterest income.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2006
(Unaudited)
NOTE 6. COMPUTATIONS OF PER SHARE EARNINGS
In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. A reconciliation of the numerator and denominator of the basic earnings per share computation to the numerator and denominator of the diluted earnings per share computation is a follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Net income	2,198	1,818	$645	$574

Denominator:
Denominator for basic earnings per share-weighted average shares	2,878,254	2,867,492	2,883,335	2,869,348

Effect of dilutive securities:
Stock options	100,455	103,203	93,792	111,382

Denominator for diluted earnings Per share	2,978,709	2,970,695	2,977,127	2,980,730

Basic earnings per share	$0.76	$0.63	$0.22	$0.20

Diluted earnings per share	$0.74	$0.61	$0.22	$0.19

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
($ amounts in thousands, except share data)
The following discussion compares the financial condition of Community First, Inc. (the “Company”) at September 30, 2006, to December 31, 2005, and the results of operations for the nine month and three month periods ended September 30, 2006 and 2005. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.
Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” “should,” ”may” and “estimate,” and similar expressions as they relate to the Company or its management are intended to identify such forward-looking statements. The Company’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to general economic conditions, the interest rate environment, competitive conditions in the financial services industry particularly in the Company’s Williamson County and Rutherford County markets, the Company’s ability to successfully expand into Williamson and Rutherford Counties, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.
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
FINANCIAL CONDITION
Total assets as of September 30, 2006 increased 19.8%, or $65,031, to $393,837, compared with $328,806 at December 31, 2005. The primary reason for the increase in total assets was strong loan demand, which resulted in significant loan growth during the first nine months of 2006. The increase in total assets was funded primarily by the continued growth of new deposits accounts as well as obtaining national market time deposits, broker deposits and public fund deposits.
Net loans of $325,943 (excluding mortgage loans held for sale) increased by $69,793, or 27.2%, in the first nine months of 2006, from $256,150 at December 31, 2005. At September 30, 2006, cash and cash equivalents were $10,868, a decrease of $14,858 over year end 2005. Total deposits of $341,945 increased by $55,702, or 19.5%, in the first nine months of 2006, from $286,243 at December 31, 2005.
Loans
Total loans (excluding mortgage loans held for sale) at September 30, 2006 were $329,991, compared to $259,418 at December 31, 2005, an increase of $70,573. Most of the net loan growth in the first nine months of 2006 was in 1-4 family residential real estate, construction and real estate commercial loans. Loans secured by 1-4 family real estate increased $12,774, while real estate construction loans increased $29,411 and commercial real estate increased $16,257. The real estate construction loan growth was primarily due to the Company’s expansion into the Williamson and Rutherford County markets.

	September 30, 2006		December 31, 2005
	Amount	% of Total	Total Loans	% of Total
Real estate
Construction	$90,941	27.6%	$61,530	23.7%
1-4 family residential	92,408	28.0%	79,634	30.7%
Commercial	85,806	26.0%	69,549	26.8%
Other	1,202	0.3%	894	0.3%
Commercial, financial and agricultural	42,466	12.9%	36,601	14.1%
Consumer	11,559	3.5%	10,803	4.2%
Other	5,609	1.7%	407	0.2%

Total (1)	$329,991	100.0%	$259,418	100.0%

(1)	Does not include mortgage loans held for sale on September 30, 2006 and December 31, 2005.

FINANCIAL CONDITION (continued)
Of the total loans in the portfolio at September 30, 2006, approximately $157,559, or 47.4%, are at a variable rate of interest, and $175,169, or 52.6%, are fixed rate. Of the total loans, $175,230, or 53.1%, mature or are able to be repriced within 12 months. Only $10,418, or 3.2%, of the Bank’s total loans mature or reprice in more than five years.
On September 30, 2006, the Company’s loan to deposit ratio (including loans held for sale) was 97.3%, compared to 91.3% at December 31, 2005. The loan-to-assets ratio (including loans held for sale) was 84.5% at September 30, 2006, compared to 79.5% at December 31, 2005. Management anticipates loan demand to remain strong in the Company’s market area, especially in construction and commercial real estate loans and also believes that deposit growth will increase in fourth quarter 2006.
Securities Available for Sale

	September 30, 2006		December 31, 2005
	Amount	% of Total	Amount	% of Total
U.S. Government and federal agency	$21,890	60.3%	$18,887	62.3%
Mortgage-backed securities	5,078	14.0%	3,089	10.2%
State and municipals	5,503	15.1%	5,487	18.1%
Other debt securities	1,478	4.1%	2,502	8.2%
Equity securities	2,365	6.5%	365	1.2%

Total	$36,314	100.0%	$30,330	100.0%

As of September 30, 2006, securities increased $5,984 to $36,314, compared with $30,330 at December 31, 2005. Management has maintained the portfolio at 9.2% of total assets at September 30, 2006 and 9.2% of total assets at December 31, 2005. The Company’s investment portfolio is used to provide yield, liquidity and for pledging purposes to secure public fund deposits.
Other Assets
The Company’s wholly-owned bank subsidiary invested $3,500,000 into bank-owned life insurance “BOLI” in 2005. This insurance, which is a split-dollar plan, provides life insurance and associated cash values on the Bank’s key officers and employees. Increases in cash values of the insurance are included in noninterest income.

FINANCIAL CONDITION (continued)
Deposits
The Company relies on the Bank to have a growing deposit base to fund loan and other asset growth. Total deposits were $341,945 at September 30, 2006, compared to $286,243 at December 31, 2005, an increase of $55,702. The following table sets forth the composition of the deposits at September 30, 2006 and December 31, 2005.

	September 30, 2006		December 31, 2005
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$29,441	8.6%	$32,499	11.4%
Interest-bearing demand accounts	45,333	13.3%	45,804	16.0%
Savings accounts	8,760	2.6%	9,570	3.3%
Time deposits greater than $100,000	101,282	29.6%	82,079	28.7%
Other time deposits	157,129	45.9%	116,291	40.6%

Total	$341,945	100.0%	$286,243	100.0%

The majority of the deposits continue to be in time deposits. Time deposits (certificate of deposits and IRAs) totaled $258,411, or 75.6% of deposits. Time deposits greater than $100,000 increased $19,203 over December 31, 2005. The increase in time deposits greater than $100,000 was from personal time deposits . Time deposits less than $100,000 increased by $40,838 from December 31, 2005. The increase in time deposits less than $100,000 was from personal time deposits and national market deposits. The Bank had a promotion in 2006 that increased personal time deposits. At September 30, 2006, national market time deposits totaled $74,621, with a weighted average rate of 5.38%. Total broker time deposits were $17,658, with a weighted average rate of 4.77%. The variable rate time deposit interest rate can change one time over the term of the deposit. Total variable rate time deposits were $8,841 at September 30, 2006 with a weighted average rate of 4.86%, compared to $12,284 at December 31, 2005 with a weighted average rate of 4.36%. Time deposits maturing within one year were $233,140, or 90.2% of total time deposits at September 30, 2006. The weighted average cost of all deposit accounts, including noninterest bearing accounts was 3.69% in the first nine months of 2006. The weighted average rate on time deposits as of September 30, 2006 was 4.59%. Management expects to seek short-term time deposit funding to match variable rate loans. These efforts, if successful, will reduce interest rate risk. The Bank has introduced a free checking account product and has expanded into Williamson County to access lower cost business accounts. Due to competitive pricing pressures in the Bank’s new and existing markets, the Bank is being forced to pursue additional funding at a slightly higher interest rate in national and brokered deposits markets.
Federal Home Loan Bank Advances
As of September 30, 2006, the Company had borrowed $15,000 in fixed rate advances from the Federal Home Loan Bank (“FHLB”) and had $23,026 available for future borrowings. The fixed interest rates on these advances range from 3.36% to 5.67% at September 30, 2006. At September 30, 2006, the weighted average rate of these advances was 4.95%, and the weighted average remaining maturity was 18.7 months. These borrowings are secured by a portion of the loan portfolio that is secured by 1-4 family residential properties, commercial real estate, and home equity lines of credit. At September 30, 2006, undrawn standby letters of credit with FHLB totaled $7,000. The letter of credit is used as a pledge to the State of Tennessee Bank Collateral Pool.

FINANCIAL CONDITION (continued)
Dividend
The Company declared a dividend of $0.20 per share for shareholders of record as of April 18, 2006. The total dividend paid was $575. No dividends were paid during the first nine months of 2005.
Shareholders Equity
Total shareholders’ equity increased $2,137, to $26,154 at September 30, 2006, from $24,017 at December 31, 2005. This increase was due to the Company’s net income of $2,198 for the three quarters of 2006, the issuance of 16,566 shares of common stock under the stock option plan for $121 and $4 from restricted stock awards, and a tax benefit of $142 arising from exercising stock options. A dividend was paid out to shareholders in the total amount of $575. The change also included stock-based compensation of $217, and an increase in the fair value of available-for-sale securities, net of tax, of $30.
RESULTS OF OPERATIONS
Net Income
For the first nine months of 2006, consolidated net income was $2,198, compared to $1,818 for the same period in 2005. Consolidated income before income taxes for the nine months ended September 30, 2006 was $3,034, compared to $2,719 for the same period in 2005, an increase of $315 or 11.6%. The increase in pretax income during the first nine months of 2006 was primarily due to Bank’s overall asset growth, specifically loan growth and the associated increase in interest income. Interest income is offset in part by the increase in noninterest expense as a result of the Company’s expansion efforts. The increase in interest expense is a result of the increase in interest rates and the continued competitive pricing pressures experienced by the Company. Basic income and diluted income per common share for the first nine months of 2006 were $0.76 and $0.74, compared to $0.63 and $0.61 for the first nine months of 2005.
The consolidated income before income taxes for the third quarter of 2006 was $801, compared to $851 during the same period in 2005, an decrease of $50 or -5.9%. Non interest expense increased by 29.3% while net interest income only increased 21.0% due to the start up cost associated with expanding into Williamson and Rutherford Counties. The decrease in pretax income during the third quarter of 2006 was primarily due to a decrease in service charges on deposit accounts and gain on sale of mortgage loans. For the third quarter of 2006, consolidated net income was $645, compared to $574 for the same period in 2005. The effective tax rate for the third quarter of 2006 was 19.48%, compared to 32.55% during the same period in 2005. The effective rate for year to date in 2006 is 27.55%, compared to 33.14% during the same period in 2005. The change in the effective tax rate was largely due to management’s decision to recognize in a third quarter a deferred tax asset resulting from state net operating losses (NOLs) created in 2005 and 2006. Basic earnings and diluted earnings per common share for the third quarter of 2006 were $0.22 and $0.22, compared to $0.20 and $0.19 for the same period in 2005.

RESULTS OF OPERATIONS (continued)
Average Balance Sheets, Net Interest Revenue
Changes in Interest Income and Interest Expense
The following table shows the average daily balances of each principal category of assets, liabilities and stockholders’ equity of the Company, an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the nine month periods ended September 30, 2006 and 2005.

	(In Thousands of Dollars)
	September 30, 2006			September 30, 2005			Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate (1)	Total
Gross loans (2) and (3)	$294,789	7.73%	$17,089	$230,591	6.67%	$11,531	$3,210	$2,348	$5,558

Securities available for sale	37,364	4.32%	1,210	27,968	3.25%	681	229	300	529

Federal funds sold and other	3,280	4.35%	107	3,450	2.86%	74	(4)	37	33

Total interest-earning assets	335,433	7.32%	18,406	262,009	6.25%	12,286	3,435	2,685	6,120

Cash and due from banks	6,464			5,742
Other nonearning assets	15,553			11,626
Allowance for loan losses	(3,615)			(2,904)

Total assets	$353,835			$276,473

Deposits:
NOW & money market investments	$46,186	2.10%	$729	$47,722	1.41%	$503	$(17)	$243	$226
Savings	8,932	1.33%	89	9,515	1.14%	81	(5)	13	8
Time deposits $100,000 and over	90,568	6.21%	4,221	63,331	3.76%	1,787	769	1,665	2,434
Other time deposits	129,541	3.46%	3,359	96,229	2.78%	2,009	695	655	1,350

Total interest-bearing deposits	275,227	4.07%	8,398	216,797	2.69%	4,380	1,442	2,576	4,018

Other borrowings	22,645	5.31%	902	12,227	4.13%	379	323	200	523

Total interest-bearing liabilities	297,872	4.16%	9,300	229,024	2.77%	4,759	1,766	2,776	4,541

Noninterest-bearing liabilities	31,262			25,229

Total liabilities	329,134			254,253

Shareholders’ equity	24,701			22,220

Total liabilities and shareholders’ equity	$353,835			$276,473

Net interest income			$9,106			$7,527	$1,670	$(91)	$1,579

Net interest margin (4)		3.62%			3.83%

(1)	Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

(2)	Interest income includes fees on loans of $854 in 2006 and $478 in 2005.

(3)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

(4)	Net interest income to average interest-earning assets.

RESULTS OF OPERATIONS (continued)
Net Interest Income
Net interest income after the provision for loan losses for the first nine months of 2006 was $8,301 compared to $6,893 for the first nine months of 2005. The increase of $1,408 was due primarily to continued growth in the Bank’s loan portfolio, which was funded primarily by deposit growth and FHLB advances. Net interest income after the provision for loan losses for the third quarter of 2006 was $2,854 compared to $2,368 the third quarter of 2005, an increase of $486.
Interest and fee income on loans for the first nine months of 2006 was $17,089, an increase of $5,558, or 48.2%, compared to the first nine months of 2005. The increase in interest income is due to the increase in interest rates, higher average balances on loans, and 47.4% of our loan portfolio being tied to a variable rate. The third quarter 2006 interest and fee income was $6,313 compared with $4,362 in the third quarter of 2005, an increase of $1,951.
Interest income from securities and short-term funds increased to $1,306 in the first nine months of 2006, from $751 in the same period in 2005. The increase in interest income was also the result of higher average balances on the investment portfolio and the short maturity structure on securities that provided opportunities to reinvest in higher-yield bonds.
Interest expense totaled $9,300 in the first nine months of 2006, compared to $4,759 in the same period of 2005, an increase of $4,541. Third quarter 2006 interest expense was $3,637, compared to $1,874 in the same period of 2005. The increase in interest expense was due to deposit growth in higher yield deposits. September 30, 2006, interest expense on time deposits over $100,000 increased $2,434 the nine months ending September 30, 2005 and 31.6% of the increase was due to changes in volume while 68.4% was the result of changes in interest rates.
In the first nine months of 2006, the yield on interest earning assets, including loan fees, increased to 7.32%, compared to 6.25% for the same period in 2005. The cost of interest bearing account funds has followed the same trend but with a higher percentage increase, increasing to 4.07% for the first nine months of 2006, up from 2.69% for the same period in 2005. The Bank’s net interest margin for the first nine months of 2006 was 3.62%, compared to 3.83% for the same period in 2005.
Provisions for Loan Losses
In the first nine months of 2006, the Bank recorded a provision for loan loss of $805, compared to $634 for the same period in 2005. The increase was due to continued growth in the Bank’s loan portfolio. The third quarter 2006 provision was $274 compared to $385 in the third quarter 2005. The decrease in provisions for the three month period ended September 30, 2006 is primarily due to a lower allocation percentage based on historical losses. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of the Bank and of other similar community financial institutions. Other factors considered by management include the composition of the loan portfolio, economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. Based on analysis of the allowance for loan losses, allowance to total loans was 1.23% at September 30, 2006 compared to 1.26% for the same period in September 2005. Net charge-offs for the first nine months of 2006 were $25, compared to $126 in the first nine months of 2005. At September 30, 2006, the Bank had 10 loans totaling $471 in nonaccrual status, compared to four loans totaling $40 on September 30, 2005.

RESULTS OF OPERATIONS (continued)
The Bank had no accruing loans more than 90 days delinquent on September 30, 2006. Management believes the allowance for loan losses at September 30, 2006 is adequate to absorb probable losses in the loan portfolio.
Noninterest Income
Total noninterest income for the first nine months of 2006 was $2,371, up from $1,735 for the same period in 2005. The Bank originates and sells long-term fixed rate mortgages and the related servicing. Mortgage loans originated and sold generated $449 in gains for the nine months ended September 30, 2006 as compared to $348 for the same period in 2005. Gain on mortgage loans originated and sold for the third quarter of 2006 was $144, compared to $167 for the same period in 2005. Income from mortgage loans originated and sold was negatively impacted in 2006 by the increase in interest rates slowing the mortgage refinancing environment. The other large component of noninterest income is service charges on deposit accounts, which totaled $1,118 for the nine months ended in 2006 compared to $1,167 for the same period in 2005. The decrease in service charge income was due to higher average balances on transaction deposit accounts which allowed customers to avoid service charges. The overdraft courtesy product generated $762 for the first nine months of 2006, compared to $847 for the same period in 2005. Other noninterest income increased to $414 as of September 30, 2006 from $220 during the same period in 2005. The increase was due to the Bank offering new investment service products, which generated $180 in noninterest income and BOLI cash value of $104 in 2006. Other noninterest income includes credit life insurance commissions, safe deposit box rent, ATM income, check printing income, and customer fee income.
The noninterest income for the third quarter 2006 was $673, compared to $686 in the third quarter of 2005, a decrease of $13. The main component in the decrease third quarter 2006 was service charge income. Service charge income decreased $23 over third quarter 2005.
Noninterest Expense
Noninterest expenses totaled $7,638 for the first nine months of 2006, compared with $5,909 for the same period of 2005. During 2006 and 2005, noninterest expenses have increased as the Bank has grown. The growth in noninterest expenses throughout 2005 and in the first nine months of 2006 is attributable primarily to salaries and other operating expenses associated with growth of the Bank and expanding into Williamson and Rutherford Counties, including data processing, advertising, legal and accounting expenses. Salaries and employee benefits increased $945, or 32.9%, for the nine months of 2006 compared with the same period in 2005 as the Company’s number of full time equivalent employees increased from 76 to 96 between December 31, 2005 and September 30, 2006. Also included in salary and employee benefit expense for the 2006 period is $217 of additional expense due to a change in accounting rules in which compensation expense related to stock options is now required to be expensed. As of September 30, 2006, data processing expenses were $507, compared to $424 for the same period in 2005. As of September 30, 2006, advertising and public relations expenses were $359, compared to $240 for the same period in 2005. Management expects that noninterest expenses will continue to increase moderately during 2006 in conjunction with the growth of the Bank, but should decline as a percentage of average assets as the Bank continues to experience operating efficiencies as its growth continues.
Noninterest expenses totaled $2,726 for the third quarter of 2006, compared with $2,203 for the same RESULTS OF OPERATIONS (continued)
period of 2005. The increase is primarily due to opening a full service branch in Williamson County as well as continued growth in Maury County. The increase in related expenses includes salaries and employee benefits, data processing and advertising.
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
The primary uses of cash are lending to the Company’s borrowers and investing in securities and short-term interest-earning assets. During the first nine months of 2006, loan demand was funded by growth in local deposits, national market time deposits, and brokered deposits. The bank anticipates using these sources to fund future loan growth. Other potential sources of liquidity include the sale of available-for-sale securities from the Bank’s securities portfolio, the sale of loans, Federal Home Loan Bank advances, the purchase of federal funds, or repurchase agreements.
At September 30, 2006 and December 31, 2005, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2006
Total Capital to risk weighted assets
Bank	$37,129	10.43%	$28,487	8.00%	$35,609	10.00%
Consolidated	38,316	10.77%	28,454	8.00%	35,568	10.00%

Tier 1 to risk weighted assets
Bank	$33,081	9.29%	$14,243	4.00%	$21,365	6.00%
Consolidated	34,268	9.63%	14,227	4.00%	21,341	6.00%

Tier 1 to average assets
Bank	$33,081	8.82%	$14,996	4.00%	$18,745	5.00%
Consolidated	34,268	9.11%	15,054	4.00%	18,817	5.00%

December 31, 2005
Total Capital to risk weighted assets
Bank	$34,283	12.37%	$22,166	8.00%	$27,708	10.00%
Consolidated	35,429	12.77%	22,200	8.00%	27,749	10.00%

Tier 1 to risk weighted assets
Bank	$31,015	11.19%	$11,083	4.00%	$16,625	6.00%
Consolidated	32,161	11.59%	11,100	4.00%	16,650	6.00%

Tier 1 to average assets
Bank	$31,015	9.91%	$12,523	4.00%	$15,653	5.00%
Consolidated	32,161	10.25%	12,555	4.00%	15,693	5.00%

LIQUIDITY AND CAPITAL RESOURCES (continued)
As discussed above, total shareholders’ equity increased $2,137, to $26,154 at September 30, 2006, from $24,017 at December 31, 2005. This increase was due to the Company’s net income of $2,198 for the first three quarters of 2006, the issuance of 16,566 shares of common stock under the stock option plan for $121, $4 in restricted stock awards and a tax benefit of $142 arising from exercising stock options. A dividend was paid out to shareholders in the total amount of $575. The change also included stock-based compensation of $217, and a decrease in the fair value of available-for-sale securities, net of tax, of $30.
The growth in the Company’s assets has reduced the Company’s capital levels, although it remains at the level defined as “well capitalized” under regulatory guidelines. The Company believes that in order to maintain well capitalized status, it will need to issue additional equity capital in the fourth quarter of 2006.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management uses a gap simulation model that takes cash flows into consideration. These include mortgage backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing the Bank’s pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis, the model considers deposit rate movements to determine what percentage of interest bearing deposits are actually repriceable within a year. Our cumulative one-year gap position at September 30, 2006 was 0.23% of total assets. Our policy states that our one-year cumulative gap should not exceed 20% of total assets.
As of September 30, 2006, approximately $261,898 of $371,025 in interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $239,810, or 72.1%, of total loans. The Bank has $6,487 in loans maturing or repricing after five years. As of September 30, 2006, the Bank has approximately $233,177 in time deposits maturing or repricing within one year.
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
To truly evaluate the impact of rate change on income, the rate shock simulation of interest income is the best technique because variables are changed for the various rate conditions. Each category of earning assets and liabilities interest change is calculated as rates ramp up and down. In addition, the prepayment speeds and repricing speeds are changed. Rate shock is a method for

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
stress testing the net interest margin over the next four quarters under several rate change levels. These levels span four 100 basis point increments up and down from the current interest rate. Our policy guideline is that net interest income maximum percentage change cannot exceed plus or minus 10% on 100 basis point change and 15% on 200 basis point change. The following illustrates the effects on net interest income of shifts in market interest rates from the rate shock simulation model:

			September 30, 2006
Basis Point Change	+200 bp	+100bp	-100bp	-200bp
Increase (decrease in net interest income)	7.58%	3.80%	(2.70%)	(5.47%)
The was no significant impact on net interest income in the rate shock simulation of interest income for September 30, 2006.
Our Economic Value of Equity simulation measures our long-term interest rate risk. The economic value is the difference between the market value of the assets and the liabilities and, technically, it is the liquidation value of the Bank. The technique is to apply rates changes and compute the value. The slope of the change between shock levels is a measure of the volatility of value risk. The slope is called duration. The greater the slope, the greater the impact or rate change on the Bank’s long-term performance. Our policy guideline is that the maximum percentage change on economic value of equity cannot exceed plus or minus 10% on 100bp change and 20% on 200bp change. The following illustrates our equity at risk in the economic value of equity model:

			September 30, 2006
Basis Point Change	+200 bp	+100bp	-100bp	-200bp
Increase (decrease in equity at risk)	(2.80%)	(1.40%)	1.40%	2.70%
The was no significant impact on equity at risk in the economic value of equity simulation for September 30, 2006.
One of management’s objectives in managing the Bank’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c)/15d-14(d) under the Securities Exchange Act of 1934). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
COMMUNITY FIRST, INC.
ITEM 1 – LEGAL PROCEEDINGS
The Company’s bank subsidiary is a defendant in a suit in Maury County Circuit Court, Holloway et al. v. Evers. Et al, filed May 31, 2005 in which the plaintiff alleges that a bank loan officer disclosed the plaintiff’s loan history at the bank to plaintiff’s two partners in a real estate development, who subsequently forced plaintiff to sell his interest to them. Plaintiff alleges causes of action for tortious interference with contract, breach of common law fiduciary duty, and violation of the Financial Records Privacy Act. Plaintiff seeks $5,000,000 in compensatory damages and $5,000,000 in punitive damages, jointly and severally, from the bank and his two partners. The Company believes the claim is without merit, intends to vigorously defend the suit, and does not believe the ultimate disposition of the suit will have a material adverse effect on its financial condition or results of operation. In the second quarter of 2006, the trial court granted the co-defendants summary judgment. If this judgment is upheld on appeal, the Bank anticipates that Plaintiffs will voluntarily dismiss the case as to the Bank.
ITEM 1A. RISK FACTORS
We are geographically concentrated in the Middle Tennessee area and changes in local economic conditions could impact our profitability.
     Our primary market area consists of Maury County, Tennessee. Earlier in 2006, we opened a new branch in Franklin, Tennessee in Williamson County and opened recently in October 2006 a branch in Murfreesboro, Tennessee in Rutherford County. Substantially all of our loan customers and most of our deposit and other customers live or have operations in this same geographic area. Accordingly, our success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area, and our profitability is impacted by the changes in general economic conditions in this market. In addition, unfavorable local or national economic conditions could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.
Our business strategy includes the continuation of growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
     We intend to opportunistically pursue our growth strategy through de novo branching. We may also grow through the acquisition of branches or entire financial institutions. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in growth stages of development, including the following:

ITEM 1A. RISK FACTORS (continued)
     Management of Growth. We may be unable to successfully:
•	maintain loan quality in the context of significant loan growth;

•	maintain adequate management personnel and systems to oversee such growth;

•	maintain adequate internal audit, loan review and compliance functions; and

•	implement additional policies, procedures and operating systems required to support such growth.
     Operating Results. There is no assurance that existing offices or future offices will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profitability. Our growth and de novo branching strategy necessarily entails growth in overhead as we add new offices and staff. Our historical results may not be indicative of future results or results that may be achieved as we continue to increase the number and concentration of our branch offices. Should any new location be unprofitable or marginally profitable, or should any existing location experience a decline in profitability or incur losses, the adverse effect on our results of operations and financial condition could be more significant than would be the case for a larger company.
     Development of Offices. There are considerable costs involved in opening branches and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, our new branches can be expected to negatively impact our earnings for some period of time until the branches reach certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. We may be unable to accomplish future expansion plans due to lack of available satisfactory sites, difficulties in acquiring such sites, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, higher than anticipated acquisition costs or other factors. Finally, we have no assurance our new branches will be successful even after they have been established.
     Expansion into New Markets. Much of our recent and projected growth has been, and will continue to be, focused in the highly competitive Williamson County and Rutherford County, Tennessee markets. In these markets, we will initially have a smaller share of the deposits than our competitors, which include a wide array of financial institutions, including much larger, well-established financial institutions. Our expansion into these new markets may be unsuccessful if we are unable to meet customer demands or compete effectively with the financial institutions operating in these markets that currently maintain a greater percentage of market share than do we.
     Regulatory and Economic Factors. Our growth and expansion plans may be adversely affected by a number of regulatory and economic developments or other events. Failure to obtain required regulatory approvals, failure to maintain appropriate capital or asset quality, changes in laws and regulations or other regulatory developments and changes in prevailing economic conditions or other unanticipated events may prevent or adversely affect our continued growth and expansion. Such factors may cause us to alter our growth and expansion plans or slow or halt the growth and expansion process, which may prevent us from entering certain target markets or allow competitors to gain or retain market share in our existing or expected markets.

ITEM 1A. RISK FACTORS (continued)
     Failure to successfully address the above issues could have a material adverse effect on our business, future prospects, financial condition or results of operations, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our operating results could be materially adversely affected.
We could sustain losses if our asset quality declines.
     Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. A significant portion of our loans are real estate based or made to real estate based borrowers, and the credit quality of such loans could deteriorate if real estate market conditions decline. We could sustain losses if we incorrectly assesses the creditworthiness of our borrowers or fail to detect or respond to deterioration in asset quality in a timely manner. Problems with asset quality could cause our interest income and net interest margin to decrease and our provisions for loan losses to increase, which could adversely affect our results of operations and financial condition.
An inadequate allowance for loan losses would reduce our earnings.
     The risk of credit losses on loans varies with, among other things, general economic conditions, real estate market conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan.
     Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon its estimate of probable incurred credit losses, using past loan experience, nature and value of the portfolio, specific borrower and collateral value information, economic conditions and other factors. A charge against earnings with respect to the provision is made quarterly to maintain the allowance at appropriate levels after loan charge offs less recoveries. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, or if the bank regulatory authorities require us to increase the allowance for loan losses as a part of their examination process, our earnings and capital could be significantly and adversely affected.
Liquidity needs could adversely affect our results of operations and financial condition.
     We rely on dividends from the bank as our primary source of funds, and the bank relies on customer deposits and loan repayments as its primary source of funds. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns

ITEM 1A. RISK FACTORS (continued)
available to customers on alternative investments and general economic conditions. We rely to a significant degree on national time deposits and brokered deposits, which may be more volatile and expensive than local time deposits. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Reserve Bank advances and federal funds lines of credit from correspondent banks. In order to utilize brokered deposits and national market time deposits without additional regulatory approvals, we must remain well capitalized. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.
Competition from financial institutions and other financial service providers may adversely affect our profitability.
     The banking business is highly competitive and we experience competition in each of our markets, particularly our Williamson and Rutherford County, Tennessee markets, where we have a small market share. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other community banks and super-regional and national financial institutions that operate offices in our primary market areas and elsewhere. Many of our competitors are well-established, larger financial institutions that have greater resources and lending limits and a lower cost of funds than we have.
Our business is subject to local real estate market and other local economic conditions.
     Any adverse market or economic conditions in the State of Tennessee may disproportionately increase the risk our borrowers will be unable to timely make their loan payments. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of September 30, 2006, approximately 81.9% of our loans held for investment were secured by real estate. Of this amount, approximately 26.3% were commercial real estate loans, 28.0% were residential real estate loans and 27.6% were construction and development loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the markets we serve or in the State of Tennessee could adversely affect the value of our assets, our revenues, results of operations and financial condition.
Changes in interest rates could adversely affect our results of operations and financial condition.
     Changes in interest rates may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense, our largest recurring expenditure. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. In a period of rising interest rates, our interest expense, particularly deposit costs, could increase in different amounts and at different rates, while the interest that we earn on our assets may not change in the same amounts or.at the same rates. Accordingly, increases in interest rates could decrease our net interest income. Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

ITEM 1A. RISK FACTORS (continued)
Our continued pace of growth may require us to raise additional capital in the future, but that capital may not be available when it is needed.
     We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate our capital resources following this offering will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth.
     Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations through internal growth and acquisitions could be materially impaired.
Our key management personnel may leave at any time.
     Our success depends in large part on the ability and experience of our senior management. The loss of services of one or more key employees could adversely affect our business and operating results. We have an employment contract with Marc Lively, our president and chief executive officer.
Events beyond our control may disrupt operations and harm operating results.
     We may be adversely affected by a war, terrorist attack, third party acts, natural disaster or other catastrophe. A catastrophic event could have a direct negative impact on us, our customers, the financial markets or the overall economy. It is impossible to fully anticipate and protect against all potential catastrophes. A security breach, criminal act, military action, power or communication failure, flood, hurricane, severe storm or the like could lead to service interruptions, data losses for customers, disruptions to our operations, or damage to our facilities. Any of these could have a material adverse effect on our business and financial results. In addition, we may incur costs in repairing any damage beyond our applicable insurance coverage.
We operate in a highly regulated environment and are supervised and examined by various federal and state regulatory agencies who may adversely affect our ability to conduct business.
     The Company is a bank holding company regulated by the Board of Governors of the Federal Reserve System. The bank is a state chartered bank and comes under the supervision of the Tennessee Department of Financial Institutions and the FDIC. The bank is also governed by the laws of the State of Tennessee and federal banking laws under the FDIC and the Federal Reserve Act. The bank is also regulated by other agencies including, but not limited to, the Internal Revenue Service, OSHA, and the Department of Labor. These and other regulatory agencies impose certain regulations and restrictions on the bank, including:
•	explicit standards as to capital and financial condition;

•	limitations on the permissible types, amounts and extensions of credit and investments;

ITEM 1A. RISK FACTORS (continued)
•	requirements for brokered deposits;

•	restrictions on permissible non-banking activities; and

•	restrictions on dividend payments.
     Federal and state regulatory agencies have extensive discretion and power to prevent or remedy unsafe or unsound practices or violations of law by banks and bank holding companies. As a result, we must expend significant time and expense to assure that we are in compliance with regulatory requirements and agency practices.
     We also undergo periodic examinations by one or more regulatory agencies. Following such examinations, we may be required, among other things, to make additional provisions to our allowance for loan loss or to restrict our operations. These actions would result from the regulators’ judgments based on information available to them at the time of their examination. Our operations are also governed by a wide variety of state and federal consumer protection laws and regulations. These federal and state regulatory restrictions limit the manner in which we may conduct business and obtain financing. These laws and regulations can and do change significantly from time to time and any such change could adversely affect our results of operations.
We may be unable to satisfy regulatory requirements relating to our internal control over financial reporting.
     Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal control over financial reporting for the year ended December 31, 2007. Although we have prepared an internal plan of action for compliance, we have not completed the evaluation as of the date of this filing. Compliance with these requirements is expected to be expensive and time-consuming and may negatively impact our results of operations. Further, we may not meet the required deadlines. If we fail to timely complete this evaluation, we may be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting.
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

Community First, Inc.
(Registrant)

November 14, 2006	/s/ Marc R. Lively
(Date)	Marc R. Lively, Chief Executive Officer/President

November 14, 2006	/s/ Dianne Scroggins
(Date)	Dianne Scroggins, Chief Financial Officer