Form 10-K
period 2006-12-31
COMMUNITY FIRST INC
filed 2007-03-29
CIK 1179500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD
For the transition period from                      to
Commission File Number 000-49966
COMMUNITY FIRST, INC.
(Exact Name of Registrant as Specified in its Charter)

Tennessee	04-3687717

(State or other jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

501 S. James Campbell Blvd.
Columbia, Tennessee	38401

(Address of principal executive offices)	(Zip Code)
(931) 380-2265
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b)of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
(Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on June 30, 2006 was approximately $70,410,057. There were 3,147,433 shares of Common Stock outstanding on March 23, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
          Portions of the registrant’s definitive Proxy Statement for its 2007 Annual Meeting of Shareholders currently scheduled to be held on April 24, 2007, are incorporated by reference into Part III of this Annual Report on Form 10-K.

COMMUNITY FIRST, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2006

i

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
Certain of the statements made herein, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors”, in this document and the following:
•	the effects of future economic or business conditions nationally and in our local market;

•	our potential growth, including our entrance or expansion into new markets, and the need for sufficient capital to support that growth;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	changes in accounting policies, rules and practices;

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other circumstances, many of which may be beyond our control.
All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.
PART I
ITEM 1. BUSINESS
(Dollar amounts in thousands, except per share data)
General
Community First, Inc., (the “Company”) is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and became so upon the acquisition of all the voting shares of Community First Bank & Trust (the “Bank”) on August 30, 2002. An application for the bank holding company was approved by the Federal Reserve Bank of Atlanta (the “FRB”) on August 6, 2002. The Company was incorporated under the laws of the State of Tennessee as a Tennessee corporation on April 9, 2002. The Company conducts substantially all of its activities through and derives substantially all of its income from its wholly-owned subsidiary, the Bank.
The Bank commenced business on May 18, 1999, as a Tennessee-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation’s (the “FDIC”) Bank Insurance Fund (the “BIF”). The Bank is regulated by the Tennessee Department of Financial Institutions (the “Department”) and the FDIC. The Bank’s sole subsidiary is Community First Title, Inc., a Tennessee chartered and regulated title insurance company. CFBT Investments, Inc., a Nevada corporation, is a wholly-owned subsidiary of Community First Title, Inc., and is the parent of Community First Properties, Inc., a Maryland corporation, which was established as a real estate investment trust pursuant to Internal Revenue Service regulations. The Bank’s principal business is to accept demand and saving deposits from the general public and to make residential mortgage, commercial, and consumer loans.
We conduct our banking activities from our main office and two branch offices in Columbia, Tennessee, one branch office in Mount Pleasant, Tennessee, one branch office in Franklin, Tennessee and one branch office in Murfreesboro, Tennessee. The bank also operates ten automated teller machines in Maury County, Tennessee, two automated teller machines in Williamson County, and one automated teller machine in Rutherford County, Tennessee.
The Company’s assets consist primarily of its investment in the Bank. Its primary activities are conducted through the Bank. At December 31, 2006, the Company’s consolidated total assets were $421,393, its consolidated net loans, including loans held for sale, were $348,695, its total deposits were $366,766, and its total shareholders’ equity was $30,657. At December 31, 2005, consolidated total assets were $328,806, consolidated net loans, including loans held for sale, were $258,040, total deposits were $286,243, and total shareholders’ equity was $24,017.
Loans
The Bank makes secured loans and unsecured loans to individuals, partnerships, corporations, and other business entities within the Middle Tennessee area. Our loan portfolio consists of commercial, financial and agricultural loans, residential and commercial mortgage loans, and consumer loans. Our legal lending limits under applicable regulations (based upon the legal lending limits of 25% of capital and surplus) are currently $9,328.

Commercial loans are made primarily to small- and medium-sized businesses. These loans are secured and unsecured and are made available for general operating inventory and accounts receivables as well as any other purposes considered appropriate. We will generally look to a borrower’s business operations as the principal source of repayment, but will also receive, when appropriate, a security interest in personal property and/or personal guarantees. In addition, the majority of commercial loans that are not mortgage loans are secured by a lien on equipment, inventory, and/or other assets of the commercial borrower.
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
We originate residential mortgage loans with either fixed or variable interest rates. Our general policy is to sell most fixed rate loans in the secondary market. This policy is subject to review by management and may be revised as a result of changing market and economic conditions and other factors. We do not retain servicing rights with respect to secondary market residential mortgage loans that we originate. Typically, all of our residential real estate loans are secured by a first lien on the real estate. Also, we offer home equity loans, which are secured by prior liens on the subject residence.
We make personal loans and lines of credit available to consumers for various purposes, such as the purchase of automobiles, boats and other recreational vehicles, and the making of home improvements and personal investments. All such loans are retained by us.
Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and usually involve more credit risk than mortgage loans because of the type and nature of the collateral. Consumer lending collections are dependent on a borrower’s continuing financial stability and are thus likely to be adversely affected by job loss, illness, or personal bankruptcy. In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral. We underwrite our loans carefully, with a strong emphasis on the amount of the down payment, credit quality and history, employment stability, and monthly income. These loans are generally expected to be repaid on a monthly repayment schedule with the payment amount tied to the borrower’s periodic income. We believe that the generally higher yields earned on consumer loans help compensate for the increased credit risk associated with such loans and that consumer loans are important to our efforts to serve the credit needs of our customer base.
Although we take a progressive and competitive approach to lending, we stress high quality in our loans. We are subject to written loan policies that contain general lending guidelines and are subject to periodic review and revision by our board of directors’ Loan Policy Committee. These policies concern loan administration, documentation, approval, and reporting requirements for various types of loans.
Lending Policy of the Bank
While the ultimate authority to approve loans rests with the Board of Directors (the “Directors”) of the Bank, lending authority is delegated by the Directors to the loan officers and loan committee of the Bank. Loan officers, each of whom is limited as to the amount of secured and unsecured loans that he or she can make to a single borrower or related group of borrowers, report to the Bank’s Chief Lending Officer, Roger Stewart. Marc Lively, President and Chief Executive Officer, chairs the Bank’s loan committee. The Bank’s Chief Credit Officer, Carl Campbell, serves as Vice Chairman of the Bank’s loan committee. Lending limits of individual officers are documented in the Bank’s Loan Policy and Procedures and are approved by the

Directors. Loan officers discuss with the Senior Lending Officer or Chief Credit Officer any loan request that exceeds their individual lending limit. The loan must have the approval from the Senior Lending Officer, Chief Credit Officer or the loan committee as required by Loan Policy and Procedures. The President and Chief Executive Officer, Marc R. Lively, Chief Credit Officer, Carl Campbell, and the Senior Lending Officer, Roger Stewart, have lending authority on secured and unsecured loans up to $500,000.
The Bank’s Loan Policy provides written guidelines for lending activities and is reviewed at least annually by the Bank’s directors. The directors recognize that, from time to time, it is in the best interests of the Bank to deviate from the established, written credit policy and have established guidelines for granting exceptions to the policy. Situations in which such exceptions might be granted include the waiving of requirements for independent audited financial statements when a comfort level with respect to the financial statements of the borrower can be otherwise obtained and when it is deemed desirable to meet the terms offered by a competitor.
The Bank seeks to maintain a diversified loan portfolio, including secured and unsecured consumer loans, secured loans to individuals for business purposes, secured commercial loans, secured agricultural production loans, and secured real estate loans. The Bank’s primary trade area lies in the counties of Middle Tennessee, with the primary focus in Maury, Williamson and Rutherford Counties. The loan committee must approve all out-of-trade area loans.
As a general rule, the Bank seeks to maintain loan-to-collateral value ratios in conformity with industry and regulatory guidelines. The following standards, established by inter-agency guidelines by the federal bank regulators, including the FDIC, went into effect on March 19, 1993:

Maximum Allowable
Loan Category	Loan-to-Value Ratio
Land	65%
Land development	75%
Construction
Commercial, multifamily (1) and other nonresidential	80%
1-4 family residential	85%
Improved property	85%
Owner-occupied 1-4 family and home equity (2)	85%

(1)	Multifamily construction includes condominiums and cooperatives.

(2)	A loan-to-value limit has not been established for permanent mortgage or home equity loans or owner-occupied, 1-4 family residential property. However, for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral is required. Home equity lines of credit (HELOC) loan-to-value may be up to 100% of the collateral appraisal value.

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
Class 7: Doubtful. A loan classified as “doubtful” has all the weaknesses inherent in a loan classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. These are poor quality loans in which neither the collateral, if any, nor the financial condition of the borrower presently ensure collectibility in full in a reasonable period of time; in fact, there is permanent impairment in the collateral securing the Bank’s loan. These loans are in a work-out status and have a defined work-out strategy.
Class 8: Loss. Loans classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. The Bank takes losses in the period in which they become uncollectible.
Loans graded “4”, “5”, “6”, “7”, or “8” are referred to management for inclusion on the Bank’s “watch list”. Loans graded “4” and “5” are not considered adversely classified.
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
Investment Policy
The Bank’s investment portfolio policy is designed to provide guidelines by which the funds not otherwise needed to meet loan demand of the Bank’s market area can best be invested to meet fluctuations in the loan demand and deposit structure. The Bank’s Chief Financial Officer, Dianne Scroggins, also serves as its Investment Officer. The Bank seeks to balance the market and credit risk against the potential investment return, make investments compatible with the pledging requirements of the Bank’s deposits of public funds, maintain compliance with regulatory investment requirements, and assist the various local public entities with their financing needs. The Bank’s investment policy is reviewed annually by the Investment Committee, chaired by Director Randy Maxwell, and by the Board of Directors.
Customers
In the opinion of management, there is no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on the Bank’s business. As of December 31, 2006, the Bank had a total of 161 lending relationships that represent exposure to the Bank of at least $500,000. The Bank believes that the loss of one of these relationships or an affiliated group of relationships, while significant, would not materially impact the performance of the Bank.

Competition
The banking business is highly competitive. The Bank’s primary market area consists of Maury, Williamson and Rutherford Counties in Tennessee. The Bank competes with numerous commercial banks and savings institutions with offices in the Bank’s market area. In addition to these competitors, the bank competes for loans with insurance companies, regulated small loan companies, credit unions, and certain government agencies. The Bank also competes with numerous companies and financial institutions engaged in similar lines of business, such as mortgage banking companies, brokerage companies, investment banking firms and lending companies. These competitors have up to $1.11 billion in deposits in the Maury County market area, up to $4.25 billion in deposits in the Williamson County market area, and up to $2.46 billion in the Rutherford County market as reported by the FDIC as of June 30, 2006. At December 31, 2006, the Bank had deposits of approximately $367 million. The Company does not experience significant seasonal trends in its operations.
Employees
As of December 31, 2006, the Company had 96 full-time equivalent employees and 104 total employees. The Company plans to continue to hire additional employees to meet growth demands. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement, and the Company believes that its employee relations are in good standing.
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

A bank holding company is required to file, with the Federal Reserve Bank of Atlanta (the “FRB”), annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the FRB and is required to obtain FRB approval prior to acquiring, directly or indirectly, ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting stock of such bank unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or a bank holding company, and must engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company, the activities of which the Federal Reserve Board has determined to be so closely related to banking or management or controlling banks as to be properly incident thereto.
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

At December 31, 2005, the Bank’s deposit base for purposes of FDIC premiums was $309,258. The Bank paid FDIC insurance premiums of $37 in 2006.
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
As of December 31, 2006, under the regulations promulgated under FDICIA, the Bank would have been deemed to be a “well-capitalized” institution if solely viewed on the basis of capital ratios.
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
Capital Requirements—The FDIC’s minimum capital standards applicable to FDIC-regulated banks and savings banks require the most highly-rated institutions to meet a “Tier 1” leverage capital ratio of at least 3.0% of total assets. Tier 1 (or “core capital”) consists of common stockholders’ equity, noncumulative perpetual preferred stock, and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 100-200 basis points above the 3% minimum. The FDIC capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not highly rated or are anticipating or experiencing significant growth. Tier 2 capital is an amount equal to the sum of (i) the allowance for possible loan losses in an amount up to 1.25% of risk-weighted assets; (ii) cumulative perpetual preferred stock with an original maturity of 20 years or more and related surplus; (iii) hybrid capital instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) in an amount up to 50% of Tier I capital, eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus. The inclusion of the foregoing elements of Tier 2 capital is subject to certain requirements and limitations of the FDIC.
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
FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components of mandatory convertible securities, term subordinated debt, intermediate-term preferred stock and allowance for possible loan losses. Allowance for possible loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital. The FDIC includes in its evaluation of a bank’s capital adequacy an assessment of risk-based capital focusing principally on broad categories of credit risk. No measurement framework for assessing the level of a bank’s interest rate risk exposure has been codified but, effective board and senior management oversight of the banks tolerance for interest rate risk is required.
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
Loans-to-One-Borrower—The aggregate amount of loans that the Bank is permitted to make under applicable regulations to any one borrower, including related entities, is the greater of 25% of unimpaired capital and surplus or $500,000. Based on the Bank’s capitalization of $37,314 at December 31, 2006, the Bank’s loans-to-one borrower limit is approximately $9,328. The Bank’s house limits loans-to-one borrower is equal to the loan to one borrower limit.
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
Interstate Banking—The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”), which was enacted on September 29, 1994, among other things and subject to certain conditions and exceptions, (i) permits bank holding company acquisitions of banks of a minimum age of up to five years as established by state law in any state, (ii) mergers of national and state banks after May 31, 1997 across state lines unless the home state of either bank has opted out of the interstate bank merger provision, (iii) branching de novo by national and state banks into others states if the state has elected this provision of the Interstate Act, and (iv) certain interstate bank agency activities after one year after enactment.

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
The USA Patriot Act of 2001—The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) was enacted in October 2001. The USA Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions of all kinds is significant and wide ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (i) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (ii) standards for verifying customer identification at account opening; (iii) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iv) reports by non-financial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (v) filing of suspicious activities reports involving securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.
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

Other
While not directly restricting efforts to acquire control of the Company, certain other characteristics of the Bank’s organization may discourage attempts to acquire control of the Company. The Company’s Charter provides that approximately one-third of its Board of Directors are elected each year (see “MANAGEMENT — Classification of Directors”), thereby making it more difficult for a potential acquirer of control of the Company to replace the members of the Board of Directors than it would be if directors were elected at more frequent intervals or if a greater percentage of directors were elected at any one time.
As a result of all of the foregoing restrictions on acquisitions, the Company is a less attractive target for a “takeover” attempt than other less-highly regulated companies generally. Accordingly, these restrictions might deter offers to purchase the Company which stockholders may consider to be in their best interests, and may make it more difficult to remove incumbent management.
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
Our primary market area consists of Maury County, Tennessee. Earlier in 2006, we opened a new branch in Franklin, Tennessee, in Williamson County and, in October 2006, we opened a branch in Murfreesboro, Tennessee, in Rutherford County. Substantially all of our loan customers and most of our deposit and other customers live or have operations in this same geographic area. Accordingly, our success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area, and our profitability is impacted by the changes in general economic conditions in this market. In addition, unfavorable local or national economic conditions could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.
Our business strategy includes the continuation of growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
We intend to opportunistically pursue our growth strategy through continued de novo branching. We may also grow through the acquisition of branches or entire financial institutions. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in growth stages of development, including the following:
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
Development of Offices. There are considerable costs involved in opening branches and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, our new branches can be expected to negatively impact our earnings for some period of time until the branches reach certain economies of scale. Our expenses could be further increased if we encounter delays in the opening of any of our new branches. We may be unable to accomplish future expansion plans due to lack of available satisfactory sites, difficulties in acquiring such sites, increased expenses or loss of potential sites due to complexities associated with the zoning and permitting processes, higher than anticipated acquisition costs or other factors. Finally, we have no assurance our new branches will be successful even after they have been established.
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
Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. A significant portion of our loans are real estate based or made to real estate based borrowers, and the credit quality of such loans could deteriorate if real estate market conditions decline nationally or in our market areas. We could sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to deterioration in asset quality in a timely manner. Problems with asset quality could cause our interest income and net interest margin to decrease and our provisions for loan losses to increase, which could adversely affect our results of operations and financial condition.
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
We rely on dividends from the bank as our primary source of funds, and the bank relies on customer deposits and loan repayments as its primary source of funds. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, and general economic conditions. We rely to a significant degree on national time deposits and brokered deposits, which may be more volatile and expensive than local time deposits. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. To utilize brokered deposits and national market time deposits without additional regulatory approvals, we must remain well capitalized. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.
Competition from financial institutions and other financial service providers may adversely affect our profitability.
The banking business is highly competitive and we experience competition in each of our markets, particularly our Williamson and Rutherford County, Tennessee markets, where we have a small market share. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as other community banks, super-regional and national financial institutions that operate offices in our primary market areas and elsewhere. Many of our competitors are well-established, larger financial institutions that have greater resources and lending limits and a lower cost of funds than we have.
Our business is subject to local real estate market and other local economic conditions.
Any adverse market or economic conditions in the State of Tennessee may disproportionately increase the risk our borrowers will be unable to timely make their loan payments. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2006, approximately 81.1% of our loans held for investment were secured by real estate. Of this amount, approximately 31.8% were commercial real estate loans, 34.0% were residential real estate loans and 33.1% were construction and development loans and 1.1% other real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the markets we serve or in the State of Tennessee could adversely affect the value of our assets, our revenues, results of operations and financial condition. In addition, construction and development lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to adverse conditions in the real estate market or the general economy. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. If we experiences significant construction loan loss because the cost and value of a construction loan project is inaccurately estimated or because of a general economic downturn, our results of operations could be adversely impacted and our net book value could be reduced
Changes in interest rates could adversely affect our results of operations and financial condition.
Changes in interest rates may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense, our largest recurring expenditure. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. In a period of rising interest rates, our interest expense, particularly deposit costs, could increase in different amounts and at different rates, while the interest that we earn on our assets may not change in the same amounts or at the same rates. Accordingly, increases in interest rates could decrease our net interest income. Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.
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
An established public market for our common stock does not currently exist.
While our common stock is freely transferable by most shareholders, there is not an established public market for trading in our common stock and we cannot be sure when an active or established trading market will develop for our common stock, or, if one develops, that it will continue. Our common stock is traded locally among individuals and is not currently listed on The NASDAQ Global Market, the NASDAQ Capital Market or any other securities market.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None
ITEM 2. PROPERTIES
The Company’s principal office building is located at 501 South James M. Campbell Boulevard, Columbia, Tennessee 38401. The Bank constructed the building and owns the building and the property. Prior to the completion of construction in November, 2000, the Bank’s main office was located in a modular building at this location.
In December, 2000, the Bank moved the modular building previously located at the principal office to 601 North Garden Street, Columbia, Tennessee. In June, 2006, the modular building was moved to a temporary site located at 607 North Main Street, Columbia, Tennessee. The Bank operates a branch at this location and the Bank owns the modular building and the property. The Bank is currently constructing a new permanent building at 601 North Garden Street, Columbia, Tennessee where the Bank leases the property, but will own the building. We expect this location to open in the third quarter of 2007.
The Bank operates a branch office at 105 Public Square, Mount Pleasant, Tennessee. The Bank owns the building and the property at this location.
The Bank operates a branch office in the Wal-Mart store at 2200 Brookmeade Drive in Columbia. The Bank leases the space occupied by the branch at this location.
The Bank has an operations building located at 501 South James Campbell Boulevard, Columbia, Tennessee, 38401. The Bank owns the building and property.
The Bank operates a branch office at 9045 Carothers Parkway, Franklin, Tennessee in Williamson County. The Bank owns the building and the property at this location pursuant to the terms of a lease that expires in April 1, 2012.
The Bank operates a branch office at 1950 Old Fort Parkway, Murfreesboro, Tennessee in Rutherford County. The Bank currently leases the building and property at this location pursuant to the terms of a lease that expires in August 1, 2008.
The Bank operates a branch office at Neely’s Mill, 1412 Trotwood Avenue, Columbia, Tennessee. The Bank owns the building and leases the property.
At December 31, 2006, the cost of office properties and equipment (less allowances for depreciation and amortization) owned by the Bank was $10,880.
ITEM 3. LEGAL PROCEEDINGS
The Bank is a co-defendant in a suit in Maury County Circuit Court, Holloway et al. v. Evers. Et al, filed May 31, 2005, in which the plaintiff alleges that a bank loan officer disclosed the plaintiff’s loan history at the bank to plaintiff’s two partners in a real estate development, who subsequently forced plaintiff to sell his interest to them. Plaintiff alleges causes of action for tortious interference with contract, breach of common law fiduciary duty, and violation of the Financial Records Privacy Act. Plaintiff seeks $5,000,000 in compensatory damages and $5,000,000 in punitive damages, jointly and severally, from the bank and his two partners. The Company believes the claim is without merit, intends to vigorously defend the suit, and does not believe the ultimate disposition of the suit will have a material adverse effect on its financial condition or results of operation. In the second quarter of 2006, the trial court granted the co-defendants summary judgment. If this judgment is upheld on appeal, the Bank anticipates that plaintiffs will voluntarily dismiss the case as to the Bank.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company’s fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
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
No public market exists for the Company’s Common Stock, and there can be no assurance that a public trading market for the Company’s Common Stock will develop. As of March 23, 2007, there were 2,029 holders of record of Company Common Stock and 3,147,433 shares outstanding, excluding vested options. As of March 23 2007, there were 172,339 vested options outstanding to purchase shares of common stock.
While there is no public market for the Company’s Common Stock, the most recent trade of the Company’s Common Stock known to the Company occurred on March 23, 2007 at a price of $30.00 per share. These sales are isolated transactions and, given the small volume of trading in the Company’s Common Stock, may not be indicative of its present value. Below is a table which sets forth Community First’s high and low prices of which the Company is aware for the relevant quarters during the three fiscal year ended December 31:

2006	High	Low
First quarter	$35.00	$20.71
Second quarter	$30.00	$27.00
Third quarter	$32.50	$29.00
Fourth quarter	$30.00	$30.00

2005	High	Low
First quarter	$19.00	$13.00
Second quarter	$24.00	$19.00
Third quarter	$26.00	$22.00
Fourth quarter	$29.00	$25.00
The above prices have been adjusted to reflect a 2-for-1 stock split which occurred on May 9, 2005.
For a foreseeable period of time, the principal source of cash revenues to the Company will be dividends paid by the Bank with respect to its capital stock. There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities. Further, the dividend policy of the Bank is subject to the discretion of the board of directors of the Bank and will depend upon such factors as future earnings, financial conditions, cash needs, capital adequacy and general business conditions. The Company paid cash dividends totaling $575 to shareholders in the second quarter of 2006 and there were no dividends paid in 2005. Tennessee law requires that dividends be paid by the Bank only from retained earnings (or undivided profits), except that dividends may be paid from capital surplus with the prior, written consent of the Department. Tennessee laws regulating banks require certain charges against and transfers from an institution’s undivided profits account before undivided profits can be made available for the payment of dividends.

In the future, the declaration and payment of dividends on the Company’s Common Stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock, and other factors deemed relevant by the Board of Directors. As of December 31, 2006, an aggregate of approximately $6,524 was available for the payment of dividends by the Bank to the Company under applicable restrictions, without regulatory approval. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.

ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)
The following selected financial data for the five years ended December 31, 2006, was derived from our consolidated financial statements and the related notes thereto. This data should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2006	2005	2004	2003	2002
INCOME STATEMENT DATA:
Interest income	$25,789	$17,305	$12,593	$10,000	$8,957
Interest expense	13,528	7,006	4,272	3,819	3,837
Net interest income	12,261	10,299	8,321	6,181	5,120
Provision for loan losses	1,018	683	720	614	683
Non-interest income	3,125	2,356	2,107	1,936	1,399
Non-interest expense	10,453	8,146	6,329	5,451	4,600
Net income	2,802	2,565	2,132	1,264	750

BALANCE SHEET DATA:
Total assets	$421,393	$328,806	$257,342	$217,368	$173,955
Total securities	37,576	30,330	27,867	29,181	18,563
Total loans, net	344,714	256,150	208,087	169,803	131,433
Allowance for loan losses	(4,259)	(3,268)	(2,740)	(2,249)	(1,773)
Total deposits	366,766	286,243	223,778	195,239	151,848
FHLB advances	13,000	8,000	8,000	5,000	6,000
Subordinated debentures	8,000	8,000	3,000	3,000	3,000
Total shareholders’ equity	30,657	24,017	21,452	13,445	12,152

PER SHARE DATA:
Earnings per share — basic	$0.97	$0.89	$0.78	$0.55	$0.33
Earnings per share diluted	0.94	0.86	0.75	0.52	0.31
Cash dividend declared and paid	0.20	—	—	—	—
Book value	10.17	8.36	7.49	5.82	5.29

PERFORMANCE RATIOS:
Return on average assets	0.76%	0.90%	0.90%	0.67%	0.51%
Return on average equity	11.14	11.38	11.37	10.10	5.89
Net interest margin (1)	3.52	3.81	3.64	3.43	3.71

ASSET QUALITY RATIOS:
Nonperforming assets to total loans	0.30%	0.20%	0.45%	0.49%	0.33%
Net loan charge-offs to average loans	0.01	0.07	0.12	0.09	0.21
Allowance for loan losses to total loans	1.22	1.26	1.30	1.31	1.33

CAPITAL RATIOS:
Leverage ratio (2)	9.45%	10.25%	9.63%	7.81%	9.04%
Tier 1 risk-based capital ratio	10.14	11.59	11.33	9.70	11.11
Total risk-based capital ratio	11.25	12.77	12.52	10.95	12.36

(1)	Net interest margin is the result of net interest income for the period divided by average interest earning assets.

(2)	Leverage ratio is defined as Tier 1 capital (pursuant to risk-based capital guidelines) as a percentage of adjusted average

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
OVERVIEW
(Dollars in thousands, except per share data)
The following is a discussion of our financial condition at December 31, 2006 and December 31, 2005, and our results of operations for the each of the three years in the period ended December 31, 2006. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the annual audited consolidated financial statements. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere herein.
General
Community First, Inc., is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and became so upon the acquisition of all the voting shares of Community First Bank & Trust on August 30, 2002. We were incorporated under the laws of the State of Tennessee as a Tennessee corporation on April 9, 2002, and conduct substantially all of our activities through and derive substantially all of our income from our wholly-owned bank subsidiary.
The Bank commenced business on May 18, 1999, as a Tennessee-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation’s Bank Insurance Fund. The Bank is regulated by the Tennessee Department of Financial Institutions and the FDIC. The Bank’s sole subsidiary is Community First Title, Inc.; a Tennessee chartered and regulated title insurance company. CFBT Investments, Inc., is a wholly-owned subsidiary of Community First Title, Inc., and is the parent of Community First Properties, Inc., which was established as a Real Estate Investment Trust pursuant to Internal Revenue Service regulations.
We conduct our banking activities from our main office and two branch offices in Columbia, Tennessee, one branch office in Mount Pleasant, Tennessee, one branch office in Franklin, Tennessee, and one branch office in Murfreesboro, Tennessee. The Bank also operates ten automated teller machines in Maury County, two automated teller machines in Williamson County, and one automated teller machine in Rutherford County, Tennessee.
The Bank’s principal business is to accept demand and savings deposits from the general public and to make residential mortgage, commercial, construction, and consumer loans. The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits, subordinated debentures, and other borrowings. The Company also generates non-interest income, including service charges on deposit accounts, mortgage lending income, investment service income, bank owned life insurance (“BOLI”) income, and other charges and fees. The Company’s non-interest expense consists primarily of employee compensation and benefits, net occupancy and equipment expense, and other operating expenses. The Company’s results of operations are significantly affected by its provision for loan losses and its provision for income taxes. The following discussion provides a summary of the Company’s operations for the past three years and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in the report.

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
Allowance for Loan Losses. Our management assesses the adequacy of the ALL prior to the end of each calendar quarter. This assessment includes procedures to estimate the allowance and test the adequacy and appropriateness of the resulting balance. The ALL consists of two portions: (1) an amount representative of specifically identified credit exposure and exposures; and (2) an amount representative of incurred loss, which is based in part on the consideration of historic loss histories which management believes is representative of the probable loss. Even though the allowance for loan losses has two components, the entire allowance is available to absorb any credit losses. We base the amount for unique loans primarily on risk rating grades assigned to each of these loans as a result of our loan management and review processes. We then assign each risk-rating grade a loss ratio, which is determined based on the experience of management, discussions with banking regulators, and our independent loan review process. We estimate losses on impaired loans based on estimated cash flows discounted at the loan’s original effective interest rate or based on the underlying collateral value. We also assign loss ratios to our homogeneous loan groups; however, we base the loss ratios for these homogeneous loans on the category of consumer credit (e.g., automobile, residential mortgage, home equity, etc).
We review the reasonableness of the ALL balance by comparing the balance in the allowance account to historical trends and peer information. Our management then evaluates the result of the procedures performed, including the results of our testing, and concludes on the appropriateness of the balance of the allowance for loan losses in its entirety. The audit committee of our board of directors reviews the assessment prior to the filing of quarterly financial information.
In assessing the adequacy of the allowance for loan losses, we also rely on an ongoing independent loan review process. We undertake this process both to ascertain whether there are loans in the portfolio whose credit quality has weakened over time and to assist in our overall evaluation of the risk characteristics of the entire loan portfolio.
ANALYSIS OF RESULTS OF OPERATION
Net income for Community First, Inc., was $2,802 for the year ended December 31, 2006, a 9.2% increase over net income of $2,565 for 2005. Net income in 2004 was $2,132. Pretax income grew from $3,826 in 2005 to $3,915 in 2006. Pretax income in 2004 was $3,379. The increase in pretax income in 2006 and 2005 was primarily due to continued growth in the Bank’s assets, specifically in loans and the associated interest income. Growth in interest income in 2006 and 2005 was offset in part by the increase in interest expense and noninterest expense as a result of an increase in the Bank’s cost of funds and as a result of the Company’s expansion efforts, respectively. In 2006, noninterest expense increased by 28.3% while net interest income only increased 19.1% over 2005. The increase in noninterest expense was due to start up costs associated with expanding in Williamson and Rutherford Counties. In 2005, noninterest expense increased by 28.7% while net interest income increased 23.8% over 2004 due to expanding into Williamson County. Basic and diluted earnings per share were $0.97 and $0.94 for 2006 compared to $0.89 and $0.86 in 2005. Basic and diluted earnings per share in 2004 were $0.78 and $0.75.

Net Interest Income
Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.
2006 compared to 2005
Net interest income before the provision for loan losses for 2006 increased $1,962, or 19.1% to $12,261 compared to $10,299 in 2005. The increase was due primarily to continued growth in the Bank’s loan portfolio, which was funded primarily by deposit growth.
Interest and fee income on loans in 2006 was $24,023, an increase of $7,834, or 48.4%, over 2005. The increase in interest income is due to the increase in interest rates and higher average balances on loans. During 2006, approximately 48% of our loan portfolio was tied to a variable rate.
Interest income for tax exempt and taxable securities was $1,534, an increase of $574, or 59.8%, over 2005. The increase in interest income was the result of higher average balances on the investment portfolio and opportunities to reinvest in higher-yield bonds provided by the short term maturity structure of the investment portfolio.
Although net interest income increased, the Company’s net interest margin continued to compress throughout 2006, declining to 3.52% from 3.81% in 2005, a decrease of 29 basis points (“bps”). The yield curve between short-term and long-term interest rates was essentially flat or inverted throughout 2006, contributing to the decline in the Company’s net interest margin in 2006. This situation, along with challenging competitive conditions and continued competitive pricing pressures experienced by the Company, contributed to the decline in the Company’s net interest margin. Management anticipates that the net interest margin will continue to decrease or remain flat during 2007 due to the forecasted changes in the fed funds rate by the Federal Reserve Bank.
Interest expense totaled $13,528 as of December 31 2006, compared to $7,006 in 2005, an increase of $6,522 or 93.1%. The increase in interest expense was due to deposit growth in higher cost deposits as well as an increase in higher costing brokered deposits and interest wholesale deposits. Interest expense on time deposits over $100,000 increased $2,313 in 2006. The increase was due equally to higher volume and interest rates.
The yield on interest earning assets increased 99 bps to 7.40% in 2006, compared to 6.41% in 2005. This increase was primarily due to the Bank’s continued growth in the loan portfolio and variable rate loans that repriced as interest rates rose in the first half of 2006. Loan yields increased 99 bps and investment yields also benefited from the rise in interest rates as yields increased 91 bps over 2005. The cost of interest bearing deposits and other liabilities has followed the same trend, increasing 140 bps to 4.36% in 2006, up from 2.96% in 2005.
2005 compared to 2004
Net interest income before the provision for loan losses for 2005 was $10,299, compared with $8,321 in 2004. The increase of $1,978 was due primarily to continued growth in the Bank’s loan portfolio, which was funded primarily by deposit growth. The net interest margin during 2005 was 3.81% compared to 3.64% in 2004. Loan yields increased 73 bps versus 81 bps on deposits between January 1, 2005, and December 31, 2005. Part of this increase in net interest margin was due to the growth in average loan balances of $44,022 compared to growth in average deposit balances of $36,470. Therefore, average balances in loans grew more rapidly compared to deposit growth in an upward rate environment, which caused an increase in net interest margin. The yield on interest earning assets, including loan fees, increased to 6.41% in 2005, compared to 5.51% in 2004. The cost of interest bearing liabilities followed the same trend, increasing 80 bps to 2.96% in 2005, up from 2.16% in 2004.
Interest and fee income on loans in 2005 was $16,189, an increase of $4,416, or 37.5%, over 2004. The increase was due to higher average balances, interest rates increases, and 49.1% of the loan portfolio being tied to a variable rate. The yield on loans was 6.81% in 2005, compared to 6.08% in 2004.
Interest income from taxable and tax exempt securities in 2005 increased to $960, compared to $736 in 2004. The increase in interest rates and the short maturity structure of the investment portfolio provided opportunities to reinvest in higher yield bonds, which resulted in the increase in income. The yield on investments was 3.42% in 2005, compared to 2.48% in 2004. Short-term funds income increased also due to significantly higher interest rates in 2005.
Interest expense as of December 31, 2005, totaled $7,006, compared to $4,272 in 2004. The increase of $2,734 or 64.0% was due to deposit growth and higher yield on deposits as interest rates increased in 2005. The yield on interest bearing deposits increased from 2.06% in 2004 to 2.87% in 2005.

Average Balance Sheets, Net Interest Revenue
Changes in Interest Income and Interest Expense
The following table shows the average daily balances of each principal category of assets, liabilities and stockholders’ equity of the Company, an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the three years ended December 31.

	2006			2005			2004
	Average	Interest	Revenue/	Average	Interest	Revenue/	Average	Interest	Revenue/
	Balance	Rate	Expense	Balance	Rate	Expense	Balance	Rate	Expense

Gross loans (1 and 2)	$308,039	7.80%	$24,023	$237,643	6.81%	$16,189	$193,621	6.08%	$11,773

Securities available for sale (3)	35,465	4.33%	1,534	28,102	3.42%	960	29,682	2.48%	736

Federal funds sold and other	4,824	4.81%	232	4,260	3.66%	156	5,445	1.54%	84

Total interest-earning assets	348,328	7.40%	25,789	270,005	6.41%	17,305	228,748	5.51%	12,593

Cash and due from banks	7,547			6,091			4,865
Other nonearning assets	15,696			12,686			6,496
Allowance for loan losses	(3,745)			(2,991)			(2,468)

Total assets	$367,826			$285,791			$237,641

Deposits:
NOW & money market investments	$47,022	2.24%	$1,053	$49,096	1.53%	$751	$53,606	1.12%	$602
Savings	8,872	1.33%	118	9,436	1.20%	113	8,858	1.03%	91
Time deposits $100,000 and over	94,416	5.18%	4,895	65,003	3.97%	2,582	55,142	2.52%	1,392
Other time deposits	137,488	4.50%	6,189	99,988	2.96%	2,963	69,447	2.53%	1,760

Total interest-bearing deposits	287,798	4.26%	12,255	223,523	2.87%	6,409	187,053	2.06%	3,845

Other borrowings	22,698	5.61%	1,273	13,322	4.48%	597	10,602	4.03%	427

Total interest-bearing liabilities	310,496	4.36%	13,528	236,845	2.96%	7,006	197,655	2.16%	4,272

Noninterest-bearing liabilities	32,173	—	—	26,399	—	—	21,234	—	—

Total liabilities	342,669			263,244			218,889

Shareholders’ equity	25,157			22,547			18,752

Total liabilities and shareholders’ equity	$367,826			$285,791			$237,641

Net interest income			$12,261			$10,299			$8,321

Net interest margin (4)		3.52%			3.81%			3.64%

1	Interest income includes fees on loans of $1,131, $648 in 2006, 2005 and $622 in 2004.

2	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

3	Amortization cost is included in the calculation of yields on securities available for sale.

4	Net interest income to average interest-earning assets.

The following table reflects how changes in the volume of interest earning assets and interest bearing liabilities and changes in interest rates have affected the Company’s interest income, interest expense, and net interest income for the periods indicated. Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (changes in rate multiplied by prior volume); and (3) changes in rate/volume (changes in rate multiplied by change in volume). The changes attributable to the combined impact of volume and rate have all been allocated to the changes due to volume.
Analysis of Changes in Net Interest Income

	2006 to 2005			2005 to 2004
	Due to	Due to		Due to	Due to
	Volume (1)	Rate (2)	Total	Volume (1)	Rate (2)	Total

Interest Income:
Gross loans (2 and 3)	$4,796	$3,038	$7,834	$2,677	$1,739	$4,416

Securities available for sale	252	322	574	(39)	263	224

Federal funds sold and other	21	55	76	(18)	90	72

Total interest-earning assets	5,069	3,415	8,484	2,620	2,092	4,712

Interest Expense:
Deposits:
NOW & money market investments	$(32)	$334	$302	$(51)	$200	$149
Savings	(7)	12	5	6	16	22
Time deposits $100,000 and over	1,168	1,145	2,313	249	941	1,190
Other time deposits	1,111	2,115	3,226	774	429	1,203

Total interest-bearing deposits	2,240	3,606	5,846	978	1,586	2,564

Other borrowings	420	256	676	110	60	170

Total interest-bearing liabilities	2,660	3,862	6,522	1,088	1,646	2,734

Net interest income	$2,409	$(447)	$1,962	$1,532	$446	$1,978

1	Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

2	Interest income includes fees on loans of $1,131, $648 in 2006, 2005 and $622 in 2004.

3	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.
Noninterest Income
The Company’s noninterest income consists of service charges on deposit accounts, mortgage banking activities, investment service income, and other noninterest income.
2006 compared to 2005
Noninterest income for the year ended December 31, 2006 increased 32.6% to $3,125 compared to $2,356 in 2005. Service charges on deposit accounts are the Company’s largest source of noninterest income and decreased 2.6% to $1,520 in 2006 compared to $1,561 in 2005. The decrease in service charge income was due to higher average balances on transaction deposit accounts, which allowed customers to avoid service charges. The largest component of service charges on deposits is the Bank’s overdraft courtesy product, which generated $1,037 for 2006 compared to $1,112 in 2005. The Bank originates and sells long-term fixed rate mortgages and the related servicing. Mortgage loans originated and sold generated $666 in gains for 2006, an increase of $197, or 42.0%, compared to $469 in 2005. In 2005, the Bank sold property in Williamson County, Tennessee, which created a deferred gain of $390 due to the Bank’s financing of the loan for this property. During 2006 the Bank subsequently sold this loan to another financial institution and recognized the $390 gain into other noninterest income. Other noninterest income increased $223, or 68.4%, to $549 in 2006 from $326 in 2005. The increase in other noninterest income was due primarily from the Bank offering new investment service products and an increase in BOLI cash surrender value. Management expects that noninterest income will continue in 2007 to increase as the Bank expands its mortgage origination division and investment services and as the Bank increases in size.
2005 compared to 2004
Total noninterest income increased $249 or 11.8% to $2,356 in 2005, compared with $2,107 in 2004. Mortgage loans originated and sold generated $469 of income in 2005, versus $378 in 2004. Service charges on deposit accounts, the largest component of noninterest income, totaled $1,561 in 2005, compared to $1,564 in 2004. Service charge income remained about the same for 2005 and 2004 due to the execution of a new free checking account campaign and higher average balances on transaction deposit accounts. A large component of service charges on deposits was the Bank’s overdraft courtesy product, which generated income of $1,112 for 2005, compared to $1,154 for the same period in 2004.
The table below shows noninterest income for each of three years ended December 31.

	2006	2005	2004
Service charges on deposit accounts	$1,520	$1,561	$1,564
Mortgage banking activities	666	469	378
Gain on sale of land	390	—	—
Other:
Investment service income	228	22	—
Check printing income	24	25	24
Safe deposit rental	12	12	10
Credit life insurance commissions	14	19	18
BOLI income	138	60	—
ATM income	74	70	60
Other	59	118	53

Total noninterest income	$3,125	$2,356	$2,107

Noninterest Expense
Noninterest expense consists of salaries and employee benefits, net occupancy, furniture and equipment, data processing, advertising and public relations, and other operating expenses.
2006 compared to 2005
Noninterest expense for the year ended December 31, 2006 increased 28.3% to $10,453 compared with $8,146 in 2005. During 2006 and 2005, noninterest expenses have increased as the Bank has grown. The growth in noninterest expenses throughout 2006 and 2005 was attributable primarily to salaries and other operating expenses associated with growth of the Bank and expansion into Williamson and Rutherford Counties. The increase of $777 was associated to operating expenses including data processing, advertising, audit and accounting, and other expenses. Salaries and employee benefits increased $1,522, or 38.7% to $5,451 in 2006 compared to $3,929 in 2005. The Company’s staff increased from 76 full time equivalent employees in 2005 to 96 in 2006. Also included in salaries and employee benefits expense for 2006 is $302 in additional expenses due to changes in accounting rules, which now require compensation expense related to stock options to be expensed. Management expects that noninterest expenses will continue to increase moderately during 2007 in conjunction with the growth of the Bank, but should decline as a percentage of average assets as the Bank continues to experience operating efficiencies as its growth continues.
2005 compared to 2004
During 2005 and 2004, noninterest expenses increased as the Bank grew. Total noninterest expense was $8,146 in 2005, an increase of $1,817, or 28.7%, over $6,329 in 2004. As a percentage of average assets, noninterest expense in 2005 was 2.9% as compared to 2.7% in 2004. The growth in noninterest expenses throughout 2004 and 2005 was attributable primarily to salaries and other operating expenses associated with growth of the Bank and expanding into Williamson County, including data processing, legal, and accounting expense. Salaries increased $1,136, or 40.7%, in 2005 when compared with 2004 and data processing expense increased $75, or 15.0%, over 2004. Occupancy expense was $453 in 2005, an increase of $159, or 54.1% over the expense of $294 in 2004.
The table below shows noninterest expense for each of three years ending December 31.

	2006	2005	2004
Salaries and employee benefits	$5,451	$3,929	$2,793
Occupancy	550	453	294
Furniture and equipment	545	518	436
Data processing fees	684	575	500
Advertising and public relations	509	340	302
Other:
Loan expense	146	152	134
Legal	63	119	165
Audit and accounting fees	214	290	151
Directors expense	152	97	103
Postage and freight	268	220	194
Operational expense	476	289	236
Regulatory and compliance	107	111	83
ATM expense	222	147	133
Other	1,066	906	805

Total noninterest expense	$10,453	$8,146	$6,329

Provisions for Loan Losses
During 2006, the Bank recorded a provision for loan losses of $1,018, an increase of $335, or 49.0%, over $683 in 2005. Our loan growth for 2006 contributed to the increase in the provisions for loan losses in 2006. Gross loans increased $89,555 or 34.5% during the year ended December 31, 2006. In 2005, the Bank recorded a provision for loan losses of $683 compared to $720 for 2004.
Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experience, which management believes is representative of the probable loss. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. The provision for loan losses has been most directly impacted by the rapid loan growth experienced by the Bank as well as the effect of a decrease in net charge-offs in 2006.

Income Taxes
The effective income tax rates were 28.4%, 33.0%, and 36.9%, respectively, for 2006, 2005, and 2004. The change in the effective tax rate for 2006 and 2005 was largely due to state net operating losses (NOLs) created in 2005 and 2006 and the Bank’s investment in a project that qualifies for the New Markets Tax Credits program in 2006.
Analysis of Financial Condition
Total assets at December 31, 2006, were $421,393, an increase of $92,587 or 28.2%, over 2005 year-end assets of $328,806. Average assets for 2006 were $367,826, an increase of $82,035, or 28.7%, over average assets for 2005.
The primary reason for the increase in total assets was strong loan demand, which resulted in significant loan growth throughout 2006. The increase in total assets was funded primarily by the continued growth of new deposit accounts as well as obtaining national market time deposits, brokered deposits, and public fund deposits. Net loans of $344,714 (excluding mortgage loans held for sale) increased by $88,564 or 34.6% in 2006, from $256,150 in 2005. At year end 2006, securities totaled $37,576, an increase of $7,246, or 23.9%, over year end 2005. At December 31, 2006, cash and cash equivalents were $15,073, a decrease of $10,653 over year end 2005. The decrease in cash and cash equivalents resulted from funding loan growth.
Loans
Gross loans (excludes mortgage loans held for sale) grew from $259,418 at December 31, 2005, to $348,973 at December 31, 2006, an increase of $89,555, or 34.5%. Mortgage loans held for sale at December 31, 2006, were $3,981 compared to $1,890 at December 31, 2005, an increase of $2,091. Most of the net loan growth in 2006 was in 1-4 family residential real estate, construction and commercial (non-real estate) loans. Loans secured by 1-4 family real estate increased $16,675, while commercial (non-real estate) loans increased by $20,598. Construction loans secured by real estate increased $32,174, or 52.3% over 2005. The construction loan increase was due to expanding into the Williamson and Rutherford County markets.
Of the total loans of $348,973 in the portfolio as of year-end 2006, $168,276, or 48.2% were variable rate loans and $180,697 were fixed rate loans.
On December 31, 2006, the Company’s loan to deposit ratio (including mortgage loans held for sale) was 96.2%, compared to 91.3% in 2005. The loan to asset ratio (including mortgage loans held for sale) was 83.8% for 2006, compared to 79.5% in 2005. Management expects loan demand to remain strong, especially in commercial and construction loans.

	December 31, 2006		December 31, 2005
	Amount	% of Total	Amount	% of Total
Real estate
Construction	$93,704	26.9%	$61,530	23.7%
1-4 family residential	96,309	27.6%	79,634	30.7%
Commercial	90,147	25.8%	69,549	26.8%
Other	3,009	0.9%	894	0.3%
Commercial, financial and agricultural	46,942	13.4%	36,601	14.1%
Consumer	11,560	3.3%	10,803	4.2%
Other	7,302	2.1%	407	0.2%

Total (1)	$348,973	100.0%	$259,418	100.0%

(1)	Does not include mortgage loans held for sale at December 31, 2006 and December 31, 2005.

The following table presents various categories of loans contained in the Bank’s loan portfolio for the periods indicated and the total amount of all loans for such period:

	2006	2005	2004	2003	2002
Real estate
Construction	$93,704	$61,530	$36,241	$23,977	$28,897
1-4 family residential	96,309	79,634	67,844	52,073	39,067
Commercial	90,147	69,549	66,319	63,513	36,315
Other	3,009	894	288	486	376
Commercial, financial and agricultural	46,942	36,601	30,068	21,765	18,918

Consumer	11,560	10,803	9,597	9,778	9,262
Other	7,302	407	470	460	371

Total loans	$348,973	259,418	210,827	172,052	133,206

Allowance for possible loan losses	(4,259)	(3,268)	(2,740)	(2,249)	(1,773)

Total (net of allowance)	$344,714	$256,150	$208,087	$169,803	$131,433

The following is a presentation of an analysis of maturities of loans as of December 31, 2006:

	Due in 1	Due in 1	Due after
Type of Loan	year or less	to 5 years	5 Years	Total
Commercial, financial and agricultural and commercial real estate	$30,222	$88,412	$18,455	$137,089
Real estate-construction	57,227	34,210	2,267	93,704

Total	$87,449	$122,622	$20,722	$230,793

The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2006 for the loan types mentioned above:

Loans due after 1 year with predetermined interest rates	$97,972
Loans due after 1 year with floating interest rates	$45,372

Asset Quality
The following table presents information regarding nonaccrual, past due and restructured loans at the dates indicated:

	December 31,
	2006	2005	2004	2003	2002
Loans accounted for on a non-accrual basis:
Number	27	12	10	7	3
Amount	$1,059	$508	$905	$533	$28

Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:
Number	—	—	—	9	7
Amount	$—	$—	$—	$307	$407

Loans defined as “troubled debt restructurings”
Number	—	—	—	—	—
Amount	$—	$—	$—	$—	$—
As of December 31, 2006, there were no loans classified by management as doubtful or substandard that have not been disclosed in the above table, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.
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
Nonperforming loans are defined as non-accrual loans, loans accruing but past due 90 days or more, and restructured loans. We had nonperforming loans totaling $1,059 at December 31, 2006, compared to $508 at December 31, 2005. The nonperforming loans at December 31, 2006 consisted of 27 loans of which $772 were consumer loans and $287 were commercial loans. Of that, $747 were real estate secured commercial loans, $36 were secured by residential real estate and $446 were guaranteed by the U.S. Government Small Business Administration. We had nonperforming loans totaling $508 at December 31, 2005, compared to $905 at December 31, 2004. The nonperforming loans at December 31, 2005, consisted of 12 loans of which two loans, totaling $118, belonged to a single customer. The nonperforming loans at December 31, 2004, were comprised of 10 loans of which 4 loans totaling $392 belonged to one customer. The nonperforming loans in 2003 were small consumer loans. The nonperforming loan total at year-end 2002 consisted of one loan, secured by residential real estate, which was placed on non-accrual status during the third quarter of 2002. For the years ended December 31, 2006, 2005, 2004, 2003 and 2002, the accrued interest that would have been collected on non-accrual loans was not material to the financial condition or results of operations of the Company.

Management classifies commercial and commercial real estate loans as non-accrual loans when principal or interest is past due 90 days or more and the loan is not adequately collateralized. Also loans are classified as non-accrual when they are in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Non-accrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to deterioration in the financial condition of the borrower. However, restructured loans that demonstrate performance under the restructured terms and that yield a market rate of interest may be removed from restructured status in the year following the restructure.
Summary of Loan Loss Experience
An analysis of the Bank’s loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for possible loan losses:

	December 31,
	2006	2005	2004	2003	2002
Balance at beginning of period	$3,268	$2,740	$2,249	$1,773	$1,328

Charge-offs:
Commercial, financial and agricultural	(8)	(98)	(66)	—	(55)
Real Estate-construction	—	—	—	—	—
Real Estate-1 to 4 family residential	—	(14)	(7)	(30)	(144)
Real Estate-commercial	—	—	—	—	—
Real Estate-other	—	—	—	—	—
Consumer and other loans	(42)	(121)	(179)	(130)	(72)

	(50)	(233)	(252)	(160)	(271)

Recoveries:
Commercials, financials and agriculture	—	—	—	2	7
Real Estate-construction	—	—	—	—	—
Real Estate-1 to 4 family residential	1	25	6	1	—
Real Estate-commercial	—	—	—	—	—
Real Estate-other	—	—	—	—	—
Consumer and other loans	22	53	17	19	26

	23	78	23	22	33

Net Charge-offs	(27)	(155)	(229)	(138)	(238)

Provision for loan losses	1,018	683	720	614	683

Balance at end of period	$4,259	$3,268	$2,740	$2,249	$1,773

Ratio of net charge-offs during the period to average loans outstanding during the period	0.01%	0.07%	0.12%	0.09%	0.21%

At December 31, 2006 and 2005, the allowance was allocated as follows:

	2006		2005
		Percentage of		Percentage of
		loans in each		loans in each
		category to		category to
	Amount	total loans	Amount	total loans
Commercial, financial and agricultural	$547	13%	$458	14%
Real estate-construction	1,053	27%	772	24%
Real estate-1 to 4 family residential	1,266	28%	1,038	31%
Real estate-commercial	1,110	26%	871	27%
Real estate-other	—	—	—	—
Consumer and other loans	283	6%	129	4%

Total	$4,259	100%	$3,268	100%

At December 31, 2004 and 2003, the allowance was allocated as follows:

	2004		2003
		Percentage of		Percentage of
		loans in each		loans in each
		category to		category to
	Amount	total loans	Amount	total loans
Commercial, financial and agricultural	$379	14%	$275	13%
Real estate-construction	494	17%	354	14%
Real estate-1 to 4 family residential	818	32%	604	30%
Real estate-commercial	925	32%	892	37%
Real estate-other	—	—	—	—
Consumer and other loans	124	5%	124	6%

Total	$2,740	100%	$2,249	100%

At December 31, 2002, the allowance was allocated as follows:

	2002
		Percentage of
		loans in each
		category to
	Amount	total loans
Commercial, financial and agricultural	$355	14%
Real estate-construction	177	22%
Real estate-1 to 4 family residential	266	29%
Real estate-commercial	354	27%
Real estate-other	—	—
Consumer and other loans	621	8%

Total	$1,773	100%

Allowance for Loan Losses
In considering the adequacy of the Bank’s allowance for loan losses, management has focused on the fact that as of December 31, 2006, 81% of outstanding loans are secured by real estate. The Bank’s consumer loan portfolio is also well secured and, as such, does not, in management’s opinion, involve more than normal credit risk.
Although the Bank’s loan portfolio is concentrated in Middle Tennessee, management does not believe this geographic concentration presents an abnormally high risk. At December 31, 2006 there were no loan concentrations that exceeded 10% of total loans other than as included in the preceding table of types of loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.
Securities
At December 31, 2006, the Company owned $35,576 in securities, compared to $30,330 at year-end 2005. Total securities increased in 2006 by $5,246. The net unrealized losses on securities for 2006 were $102. The investment portfolio was 8.4% of total assets at December 31, 2006, and 9.2% of total assets at December 31, 2005. All of the Company’s securities are classified as available for sale. The Company’s investment portfolio is used to provide interest income and liquidity and for pledging purposes to secure public fund deposits.

	December 31, 2006		December 31, 2005
	Amount	% of Total	Amount	% of Total
U.S. Government sponsored entities	$19,776	55.6%	$18,887	62.3%
Mortgage-backed securities	7,857	22.1%	3,089	10.2%
State and municipals	6,092	17.1%	5,487	18.1%
Other debt securities	1,486	4.2%	2,502	8.2%
Equity securities	365	1.0%	365	1.2%

Total	$35,576	100.0%	$30,330	100.0%

The carrying value of securities at December 31 is summarized as follows:

Category	December 31
Available for sale:	2006	2005	2004
U.S. Government sponsored entities	$19,776	$18,887	$16,932
Mortgage-backed securities	7,857	3,089	4,416
State and municipals	6,092	5,487	3,138
Other debt securities	1,486	2,502	3,061
Equity securities	365	365	320

Total	$35,576	$30,330	$27,867

The following table presents the carrying value by maturity distribution of the investment portfolio, along with weighted average yields thereon, as of December 31, 2006:

	Within	1-5	5-10	Beyond
	1 Year	Years	Years	10 Years	Total
U.S. Government sponsored entities	$12,932	$6,844	$—	$—	$19,776
State and municipals	—	340	2,456	3,296	6,092
Other debt securities	—	—	981	504	1,485

Total debt securities	$12,932	$7,184	$3,437	$3,800	$27,353

Weighted average yield(tax equivalent)	4.48%	5.08%	4.94%	4.89%	4.75%

Mortgage-backed and equity securities					$7,857

Weighted average yield					4.70%

Premises and Equipment
In 2006, fixed assets, net of depreciation, increased $3,579. The largest component of the increase in fixed assets consisted of $3,609 in completion of the Bank’s new Carothers Parkway branch in Williamson County. A partial build out of the second floor in the operations building in Maury County and remodeling at our new Rutherford County branch were other increases to fixed assets.
Construction began on a new downtown branch in Columbia, Tennessee in 2006. Construction in process for the downtown branch in 2006 totaled $247. The total expected cost of the branch is $2,466. The branch is projected to be completed in the third quarter of 2007.
Rent expense was $162 in 2006, compared to $126 in 2005. The increase was due to leasing a new bank building in Rutherford County, a new lease on the land for the new downtown building, and the increase in the number of ATMs.
Deposits
The Bank relies on having a growing deposit base to fund loan and other asset growth. Total deposits were $366,766 at December 31, 2006, compared to $286,243 at December 31, 2005. The following table sets forth the composition of the deposits at December 31.

	2006		2005
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$34,001	9.3%	$32,499	11.4%
Interest-bearing demand accounts	46,530	12.7%	45,804	16.0%
Savings accounts	8,921	2.4%	9,570	3.3%
Time deposits greater than $100,000	114,480	31.2%	82,079	28.7%
Other time deposits	162,834	44.4%	16,291	40.6%

Total	$366,766	100.0%	$286,243	100.0%

The majority of the deposits continue to be in time deposits. Time deposits (certificate of deposits and IRAs) totaled $277,314, or 75.6% of total deposits. Time deposits greater than $100,000 were $114,480 at December 31, 2006. Time deposits less than $100,000 were $162,834 at December 31, 2006, which is an increase of $46,543 from 2005. The increase in time deposits less than $100,000 was from national market and personal time deposits. The Bank had a promotion in 2006 that increased personal time deposits. Personal time deposits under $100,000 increased from $34,372 in 2005 to $50,899 in 2006. The weighted yield for 2006 on personal time deposits under $100,000 was 4.92%. At December 31, 2006, national market time deposits totaled $74,875, with a weighted average rate of 5.47%. Total brokered time deposits were $19,601 at December 31, 2006 with a weighted average rate of 4.95%. The variable rate time deposit interest rate can change one time over the term of the deposit. Total variable rate time deposits were $23,426 at December 31, 2006, with a weighted average rate of 5.26%. Total variable rate time deposits were $12,284 at year end 2005 with a weighted average rate of 4.36%. The Bank has $273,238 in time deposits maturing within two years, of which $18,512 were brokered deposits. Time deposits maturing within one year were $236,155, or 85.2% of total time deposits. The weighted average cost of all deposit accounts was 3.87% in 2006 compared to 2.58% in 2005. The weighted average rate on time deposits was 4.78% in 2006, compared to 3.36% in 2005. Management expects to seek short-term time deposit funding to match variable rate loans. These efforts, if successful, are expected to reduce interest rate risk. The Bank has introduced a free checking account product and has expanded into Williamson and Rutherford Counties to access lower cost business accounts. Due to competitive pricing pressures in the Bank’s new and existing markets, the Bank is being forced to pursue additional funding at a slightly higher interest rate in national and brokered deposit markets.
The following tables present, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

	Year Ended December 31,
	2006		2005		2004
		Average	Average	Average
	Average	Rate	Average	Rate	Average	Rate
	Amount	Paid	Amount	Paid	Amount	Paid
Noninterest-bearing demand deposits	$29,272	na	$24,927	na	$20,518	na

Interest-bearing demand accounts	47,022	2.24%	49,096	1.53%	53,606	1.12%
Savings deposits	8,872	1.33%	9,436	1.20%	8,858	1.03%
Time deposits	231,904	4.78%	164,991	3.36%	124,589	2.53%
The following table indicates the amount outstanding of time certificates of deposit of $100,000 or more and other time deposits of $100,000 or more and respective maturities as of December 31, 2006:

3 months or less	$22,277
3-12 months	77,509
Over 12 months	14,694

Total	$114,480

Contractual Obligations
The Company has the following contractual obligations as of December 31, 2006:

	Less than	1 - 3	3 - 5	More than
	1 year	years	years	5 years	Total
Long-term debt obligations	$2,000	$11,000	$—	$8,000	$21,000
Operating leases	227	440	129	1,212	2,008

Total	$2,227	$11,440	$129	$9,212	$23,008

Long-term debt obligations consist of advances from the Federal Home Loan Bank and subordinated debentures. The Bank has entered into operating lease agreements for certain branch properties and equipment. Future minimum rental payments under the terms of these noncancellable leases, including renewal options, are included in the operating lease obligations.
Short-Term Borrowings
The table below includes certain information related to borrowed funds with original maturities of less than one year. The short-term borrowings are made up of federal funds sold.

	2006	2005	2004
Balance at year-end	—	—	—
Weighted average interest rate at year-end	—	—	—
Maximum outstanding at any month-end during the year	8,000	7,400	2,433
Average amount outstanding	1,910	843	204
Weighted average rates during the year	5.45%	4.10%	1.97%
Subordinated Debentures
The Company established a Trust that issued a $3,000 floating rate trust preferred security as a part of a private offering in 2002. The Trust can redeem the securities any time after September 30, 2007. The interest is paid and the interest rate resets quarterly. The interest rate is the New York Prime plus 50 basis points. The trust preferred security maturity date is December 31, 2032. The issued subordinated debentures count as Tier 1 capital for regulatory purposes. The proceeds from this offering were utilized to increase the Bank’s capital by $3,000.
In 2005, the Company established a second Trust that issued $5,000 floating rate obligated mandatory redeemable securities through a special purpose entity as a part of pool offering. The interest is paid and the interest rate resets quarterly. These securities mature on September 15, 2035; however, the maturity may be shortened to a date not earlier than September 15, 2010. The Company issued $5,000 of subordinated debentures to the Trust, which counts as Tier 1 capital for regulatory purposes.

Liquidity
Community First’s liquidity, primarily represented by cash and cash equivalents, is a result of its operating, investing, and financing activities. These activities are summarized below for the three years ended December 31:

	2006	2005	2004
Net income	$2,802	$2,565	$2,132
Adjusted to reconcile net income to net cash from operating activities	(1,375)	2,102	1,216

Net cash from operating activities	1,427	4,667	3,348
Net cash from investing activities	(100,910)	(55,702)	(42,941)
Net cash from financing activities	88,830	67,521	37,220

Net change in cash and cash equivalents	(10,653)	16,486	(2,373)

Cash and cash equivalents at beginning of period	25,726	9,240	11,613

Cash and cash equivalents at end of period	$15,073	$25,726	$9,240

The adjustments to reconcile net income to net cash from operating activities consist of mortgage banking activities, gain on sale of land, purchase of a bank owned life insurance policy and provisions for loan losses. Significant components of investing activities during 2006 were net loan originations of $89,704 and purchases of securities available for sale of $21,173, offset by the proceeds from the maturities and redemptions of securities available for sale of $14,062. Significant components of investing activities during 2005 were net loan originations of $49,950 and purchases of securities available for sale of $14,428, offset by the proceeds from the maturities and redemptions of securities available for sale of $11,745. Significant components of investing activities during 2004 were net loan originations of $39,416 and purchases of securities available for sale of $17,598, offset by the proceeds from the maturities and redemptions of securities available for sale of $18,478.
Financing activities during 2006 included net deposit inflows of $80,523, proceeds from issuance of common stock of $3,761, and net proceeds from Federal Home Loan Bank advances of $5,000. Cash flows from financing activities during 2005 included net deposit inflows of $62,465 and issuance of $5,000 of subordinate debentures. Financing activities during 2004 included net deposit inflows of $28,539, proceeds from issuance of common stock of $5,681, and proceeds from Federal Home Loan Bank advances of $3,000.
Liquidity refers to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the Statement of Cash Flows, the Company’s main sources of cash flow are receipts of deposits from its customers and, to a lesser extent, repayment of loan principal and interest income on loans and securities.
The primary uses of cash are lending to Community First’s borrowers and investing in securities and short-term interest-earning assets. In 2006, deposit growth kept pace with loan demand. The Bank had $15,000 in surety bonds and $7,000 in FHLB letters of credit to secure public deposits. Surety bonds and FHLB letters of credit were used to keep the Bank’s security portfolio available for liquidity purposes. Other potential sources of liquidity include the sale of securities available for sale from the Bank’s securities portfolio, the sale of loans held for sale, Federal Home Loan Bank advances, acquisition of national market time deposits or broker time deposits, the purchase of federal funds, or repurchase agreements.

Community First considers its liquidity sufficient to meet its outstanding short and long-term needs. Community First expects to be able to fund or refinance, on a timely basis, its material commitments and long-term liabilities.
Off-Balance Sheet Arrangements
At December 31, 2006, the Company had unfunded loan commitments outstanding of $69,563 and unfunded letters of credit of $4,160. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, the Company’s bank subsidiary has the ability to liquidate Federal funds sold or securities available-for-sale or on a short-term basis to borrow and purchase Federal funds from other financial institutions. Additionally, the Company’s bank subsidiary could sell participations in these or other loans to correspondent banks.
Capital Resources
The Company’s total shareholders’ equity at December 31, 2006, was $30,657 compared to $24,017 at December 31, 2005, and $21,452 at December 31, 2004. The increase in shareholder’s equity in 2006 of $6,640 was the result of net income of $2,802 and the issuance of 16,566 shares of common stock under the stock option plan of $121, $5 in restricted stock awards, and a tax benefit of $142 arising from exercising stock options. Net proceeds of $3,761 from the issuance of 125,460 shares of common stock from a stock offering also positively impacted shareholders’ equity. Offsetting these increases was a cash dividend paid to shareholders in the total amount of $575. The change also included stock-based compensation expense of $302 and an increase in the fair value of available-for–sale securities, net of tax, of $82.
As of December 31, 2006, and December 31, 2005, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. The total capital to risk-weighted assets ratios for year end 2006 and 2005 for the Company were 11.25% and 12.77%. Tier 1 to risk weighted assets ratios for the Company were 10.14% and 11.59% at year end 2006 and 2005. Also, Tier 1 to average assets ratios for the Company were 9.45% and 10.25%. The subordinated debentures, issued in 2002 and 2005 increased Tier 1 capital, giving the Bank the opportunity to continue its asset growth.
The Company began a stock offering on December 6, 2006, to provide additional capital of $10,500. The Company, as of December 31, 2006, had sold 125,460 shares of common stock for net proceeds after expenses of $3,761. The proceeds of the offering will be used to strengthen the Company’s capital base and position it to continue to help meet the company’s goal of remaining “well capitalized,’’ which should allow for future growth.
Return on Equity and Assets
Returns on average consolidated assets and average consolidated equity and the ratio of average equity to average assets and the dividend payout ratio for the periods indicated are as follows:

	2006	2005	2004
Return on average assets	.76%	.90%	.90%
Return on average equity	11.14%	11.38%	11.37%
Average equity to average assets ratio	6.84%	7.89%	7.89%
Dividend payout ratio	20.61%	—	—

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
Management uses a gap simulation model that takes cash flows into consideration. These include mortgage-backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing the Bank’s pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest bearing deposits that is actually repriceable within a year. Our cumulative one year gap position at December 31, 2006, was 2.63% of total assets. Our policy states that our one-year cumulative gap should not exceed 15% of total assets.
At year-end 2006, $272,727 of $389,523 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year totaled $255,633, or 72.4% of total loans. The Bank had $7,999 loans maturing or repricing after five years. As of December 31, 2006, the Bank had $236,155 in time deposits maturing or repricing within one year.
Gap analysis only shows the dollar volume of assets and liabilities that mature or reprice. It does not provide information on how frequently they will reprice. To more accurately capture the Company’s interest rate risk, we measure the actual effects repricing opportunities have on earnings through income simulation models such as rate shocks of economic value of equity and rate shock interest income simulations.
To evaluate the impact of rate change on income, the rate shock simulation of interest income is the best technique because variables are changed for the various rate conditions. Each category of earning assets and liabilities interest change is calculated as rates move up and down. In addition the prepayment speeds and repricing speeds are changed. Rate shock is a method for stress testing the net interest margin over the next four quarters under several rate change levels. These levels span four 100bp increments up and down from the current interest rate. Our policy guideline is that the maximum percentage change for net interest income cannot exceed plus or minus 10% on 100 bp change and 15% on 200bp change. The following illustrates the effects on net interest income of shifts in market interest rates from the rate shock simulation model.
December 31, 2006

Basis Point Change	+200 bp	+100bp	-100bp	-200bp
Increase (decrease in net interest income)	8.17%	4.11%	(3.22%)	(6.50%)
December 31, 2005

Basis Point Change	+200 bp	+100bp	-100bp	-200bp
Increase (decrease in net interest income)	8.15%	4.06%	(4.08%)	(8.23%)
There are less dollars at risk in income in 2006 if rates go down, compared to 2005. There was no significant impact on income in the rate shock simulation of interest income when rates were rising between 2005 and 2006.
Our Economic Value of Equity simulation measures our long-term interest rate risk. The economic value is the difference between the market value of the assets and the liabilities and, technically, it is the liquidation of the Bank. The technique is to apply rate changes and compute the value. The slope of the change between shock levels is a measure of the volatility of value risk. The slope is called duration. The greater the slope, the greater the impact or rate change on the Bank’s long-term performance. Our policy guideline is that the maximum percentage change on economic value of equity cannot exceed plus or minus 10% on 100bp change and 20% on 200bp change. The following illustrates our equity at risk in the economic value of equity model.
December 31, 2006

	+200 bp	+100bp	-100bp	-200bp
Basis Point Change
Increase (decrease in equity at risk)	(4.00%)	(1.90%)	1.60%	2.80%
December 31, 2005

	+200 bp	+100bp	-100bp	-200bp
Basis Point Change
Increase (decrease in equity at risk)	(2.50%)	(1.40%)	1.10%	1.90%
There was no significant impact on equity at risk in the economic value of equity simulation between 2006 and 2005.
One of management’s objectives in managing the Bank’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities.
Impact of Inflation
The consolidated financial statements and related notes presented elsewhere in the report have been prepared in accordance with accounting principles generally accepted in the United States. This requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of the Company, together with the Notes thereto and the Report of Independent Registered Public Accounting Firm thereon, are included on pages F-1 to F-30 of this Annual Report on Form 10-K and are incorporated herein by reference:
•	Balance Sheets as of December 31, 2006 and 2005

•	Statements of Operations for the three years ended December 31, 2006

•	Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2006

•	Statements of Cash Flows for the three years ended December 31, 2006

•	Notes to Consolidated Financial Statements.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the company’s fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item 10 will appear in, and is hereby incorporated by reference to, the information under the headings “Proposal I: Election of Directors,” “Executive Officers,” “Meetings and Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2007 annual meeting of shareholders.
The Company has adopted a code of conduct for its senior executive and financial officers (the “Code of Conduct”), a copy of which is available under the “Disclosures” section on the Company’s website at www.cfbk.com. The Company will make any legally required disclosures regarding amendments to or waivers of, provisions of its Code of Conduct on its website at www.cfbk.com.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 will appear in, and is hereby incorporated by reference to, the information under the headings “Executive and Director Compensation” and “Compensation Committee Iinterlocks and Insider Participation” in our definitive proxy statement for the 2007 annual meeting of shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain of the information required by this Item 12 will appear in, and is hereby incorporated by referenced from, the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2007 annual meeting of shareholders.
Equity Compensation Plan Information

Number of securities
remaining available for
	Number of securities to be	Weighted average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options, warrant and	outstanding options,	(excluding securities
	rights	warrants and rights	reflected in (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	246,644	$14.79	305,942
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will appear in, and is hereby incorporated by reference to, the information under the headings “Certain Relationships and Related Transactions” and “Director nomination Procedure and Director Independence“in our definitive proxy statement for the 2007 annual meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 will appear in, and is hereby incorporated by reference to, the information under the heading “Relationship with Independent Auditors” in our definitive proxy statement for the 2007 annual meeting of shareholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) (1) Financial Statements. See Item 8.
(a) (2) Financial Statement Schedule. Not applicable.
(a) (3) Exhibits. See Exhibit Index following the signature pages.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FIRST, INC.
Date: March 29, 2007	By:	/s/ Marc R. Lively
Marc R. Lively
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Eslick E. Daniel, M.D.	Chairman of the Board	March 29, 2007
Eslick E. Daniel, M.D.

/s/ Marc R. Lively	President and Chief Executive Officer and Director	March 29, 2007
Marc R. Lively	(Principal Executive Officer)

/s/ Dianne Scroggins	Chief Financial Officer	March 29, 2007
Dianne Scroggins	(Principal Financial and Accounting Officer)

/s/ Fred C. White	Director	March 29, 2007
Fred C. White

/s/ Roger Witherow	Director	March 29, 2007
Roger Witherow

/s/ Bernard Childress	Director	March 29, 2007
Bernard Childress

Signature	Title	Date

/s/ Stephen Walker	Director	March 29, 2007
Stephen Walker

/s/ Randy Maxwell	Director	March 29, 2007
Randy Maxwell

/s/ H. Allen Pressnell, Jr.	Director	March 29, 2007
H. Allen Pressnell, Jr.

/s/ Dinah C. Vire	Director	March 29, 2007
Dinah C. Vire

/s/ Vasant Hari	Director	March 29, 2007
Vasant Hari

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors
Community First, Inc.
Columbia, Tennessee
We have audited the consolidated balance sheets of Community First, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community First, Inc. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006 in conformity with U.S. generally accepted accounting principles.
As discussed in Note 1, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective transition method as of January 1, 2006 and accordingly has recorded stock-based employee compensation cost using the fair value method.

/s/ Crowe Chizek and Company LLC
Brentwood, Tennessee
March 22, 2007

COMMUNITY FIRST, INC.
CONSOLIDATED BALANCE SHEETS
December 31
(Dollar amounts in thousands, except per share data)

	2006	2005
ASSETS
Cash and due from banks	$13,886	$12,643
Federal funds sold	1,187	13,083

Cash and cash equivalents	15,073	25,726
Securities available for sale	35,576	30,330
Loans held for sale	3,981	1,890
Loans	348,973	259,418
Allowance for loan losses	(4,259)	(3,268)

Net loans	344,714	256,150

Federal Home Loan Bank stock	905	663
Premises and equipment	10,880	7,301
Accrued interest receivable	2,376	1,464
Other assets	7,888	5,282

Total assets	$421,393	$328,806

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$34,001	$32,499
Interest-bearing	332,765	253,744

Total deposits	366,766	286,243

Federal Home Loan Bank advances	13,000	8,000
Subordinated debentures	8,000	8,000
Accrued interest payable	2,176	1,063
Other liabilities	794	1,483

Total liabilities	390,736	304,789

Commitments and contingent liabilities (Note 11)

Shareholders’ equity
Common stock, no par value, authorized 5,000,000 shares; 3,015,886 shares issued 2006, 2,873,514 shares issued in 2005	21,989	17,658
Retained earnings	8,730	6,503
Accumulated other comprehensive loss	(62)	(144)

Total shareholders’ equity	30,657	24,017

Total liabilities and shareholders’ equity	$421,393	$328,806

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

	2006	2005	2004
Interest income
Loans, including fees	$24,023	$16,189	$11,773
Taxable securities	1,325	785	674
Tax exempt securities	209	175	62
Federal funds sold and other	232	156	84

Total interest income	25,789	17,305	12,593

Interest expense
Deposits	12,255	6,409	3,845
Federal Home Loan Bank advances	673	326	282
Subordinated debentures	600	271	145

Total interest expense	13,528	7,006	4,272

Net interest income	12,261	10,299	8,321
Provision for loan losses	1,018	683	720

Net interest income after provision for loan losses	11,243	9,616	7,601

Noninterest income
Service charges on deposit accounts	1,520	1,561	1,564
Mortgage banking activities	666	469	378
Gain on sale of land	390	—	—
Other	549	326	165

Total other income	3,125	2,356	2,107

Noninterest expenses
Salaries and employee benefits	5,451	3,929	2,793
Occupancy	550	453	294
Furniture and equipment	545	518	436
Data processing fees	684	575	500
Advertising and public relations	509	340	302
Other	2,714	2,331	2,004

Total other expenses	10,453	8,146	6,329

Income before income taxes	3,915	3,826	3,379
Income taxes	1,113	1,261	1,247

Net income	$2,802	$2,565	$2,132

Earnings per share
Basic	$0.97	$0.89	$0.78
Diluted	0.94	0.86	0.75
See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31
(Dollar amounts in thousands, except per share data)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income (Loss)	Equity
Balance at January 1, 2004	2,309,812	$11,579	$1,806	$60	$13,445

Stock offering, net of issuance costs	360,000	4,448			4,448
Exercise of stock options	196,036	1,233	—	—	1,233
Tax benefit arising from the exercised stock options	—	303	—	—	303
Comprehensive income
Net income	—	—	2,132	—	2,132
Other comprehensive income
Change in unrealized gain (loss) on securities available for sale, net	—	—	—	(109)	(109)

Total comprehensive income	—	—	—	—	2,023

Balance at December 31, 2004	2,865,848	17,563	3,938	(49)	21,452

Exercise of stock options	7,666	56	—	—	56
Tax benefit arising from the exercised stock options	—	39	—	—	39
Comprehensive income
Net income	—	—	2,565	—	2,565
Other comprehensive income
Change in unrealized gain (loss) on securities available for sale, net	—	—	—	(95)	(95)

Total comprehensive income					2,470

Balance at December 31, 2005	2,873,514	17,658	6,503	$(144)	24,017

Stock offering, net of issuance costs	125,460	3,761	—	—	3,761
Exercise of stock options	16,566	121	—	—	121
Tax benefit arising from the exercised stock options	—	142	—	—	142
Stock based compensation
Restricted stock grants	346	5	—	—	5
Stock options	—	302	—	—	302
Cash dividend declared ( $.20 per share)	—	—	(575)	—	(575)
Comprehensive income
Net income	—	—	2,802	—	2,802
Other comprehensive income
Change in unrealized gain (loss) on securities available for sale, net	—	—	—	82	82

Total comprehensive income					2,884

Balance at December 31, 2006	3,015,886	$21,989	$8,730	$(62)	$30,657

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

	2006	2005	2004
Cash flows from operating activities

Net income	$2,802	$2,565	$2,132
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	505	481	346
Amortization	(3)	68	257
Provision for loan losses	1,018	683	720
Deferred income tax (benefits)	(429)	(204)	39
Mortgage loans originated for sale	(46,084)	(25,007)	(17,814)
Proceeds from sale of mortgage loans	44,659	25,094	17,761
Gain on sale of loans	(666)	(469)	(378)
Loss (gain) on sale of other real estate owned	25	27	(23)
Federal Home Loan Bank stock dividends	(43)	(28)	(18)
Increase in accrued interest receivable	(912)	(523)	(114)
Increase in accrued interest payable	1,113	448	212
Gain on sale of land	(390)	—	—
Compensation expense under stock based compensation	307	—	—
Tax benefit on exercise of stock options	(142)	(39)	(303)
Other, net	(475)	1,532	228

Net cash from operating activities	1,285	4,628	3,045

Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(5,792)	—	—
Other	(15,381)	(14,428)	(17,598)
Maturities, prepayments, and calls:
Mortgage-backed securities	1,061	1,245	1,478
Other	13,001	10,500	17,000
Purchase of Federal Home Loan Bank stock	(199)	(54)	(171)
Net increase in loans	(89,704)	(49,950)	(39,416)
Proceeds from sale of other real estate owned	188	319	420
Disposal of premises and equipment	—	1,591	110
Additions to premises and equipment	(4,084)	(1,425)	(4,764)
Purchase of life insurance policies	—	(3,500)	—

Net cash from investing activities	(100,910)	(55,702)	(42,941)

Cash flows from financing activities
Increase in deposits	80,523	62,465	28,539
Proceeds from Federal Home Loan Bank advances	9,000	—	3,000
Payment on Federal Home Loan Bank advances	(4,000)	—	—
Proceeds from issuance of subordinated debentures	—	5,000	—
Proceeds from issuance of common stock	3,761	—	4,448
Proceeds from stock option exercises	121	56	1,233
Tax benefit on exercise of stock options	142	39	303
Cash paid for dividends	(575)	—	—

Net cash from financing activities	88,972	67,560	37,523

Net change in cash and cash equivalents	(10,653)	16,486	(2,373)

Cash and cash equivalents at beginning of period	25,726	9,240	11,613

Cash and cash equivalents at end of period	$15,073	$25,726	$9,240

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$12,415	$6,558	$4,060
Income taxes	1,470	1,388	1,099
Supplemental noncash disclosures
Transfer from loans to repossessed assets	61	602	412
See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Principles of Consolidation: The consolidated financial statements include Community First, Inc. and its wholly-owned subsidiary, Community First Bank & Trust, together referred to as “the Company”. Intercompany transactions and balances are eliminated in consolidation.
The Company provides financial services through its offices in Maury, Williamson and Rutherford Counties. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. The customers’ ability to repay their loans is dependent, however, on the real estate and general economic conditions in the area. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.
Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses and fair values of financial instruments are particularly subject to change.
Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions under 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions.
Interest-bearing Deposits in Other Financial Institutions: Interest-bearing deposits in other financial institutions mature within one year and are carried at cost.
Securities: Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities classified available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.
Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Declines in the fair value of securities below their amortized cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers the length of time and extent that fair value has been less than amortized cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.
Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at the lower of aggregate cost or market, as determined by outstanding commitments from investors. Gains and losses on sales of mortgage loans are based on the difference between the selling price and the carrying value of the related loan sold.
Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest and an allowance for loan losses. Interest income is accrued on the unpaid principal balance.
Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.
All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loan is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Allowance for Loan Loss: The allowance for loan losses is a valuation allowance for probable incurred losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off.
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The allowance for loan losses is maintained at a level management believes will be adequate to absorb losses on existing loans that may become uncollectible. Provision to and adequacy of the allowance for loan losses are based on the evaluation of the loan portfolio utilizing objective and subjective criteria. The objective criteria primarily includes an internal grading system and specific allocation for impaired loans. The Company also utilizes a peer group analysis and a historical analysis to validate the overall adequacy of the allowance for loan losses. The subjective criteria take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, and business conditions that may affect the borrowers’ ability to pay, the value of the property securing the loans, and other relevant factors. Changes in any of these criteria or the availability of new information could require adjustments of the allowance for loan losses in future periods. No portion of the Company’s allowance for loan losses is restricted to any individual loan or group of loans, and the entire allowance for loan losses is available to absorb losses from any and all loans.
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
The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they come due. When interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.
Foreclosed Assets/Assets Held For Resale: Real estate and personal property acquired through or in lieu of loan foreclosure and repossession are to be resold and are initially recorded at the lesser of current principal investment or fair market value less estimated cost to sell at the date of foreclosure. Valuation of these assets is periodically reviewed by management with such assets adjusted to the then fair market value net of estimated selling cost, if lower, until disposition.
Gains and losses from the sale of foreclosed asset, and real estate are recorded in non-interest income, and expenses used to maintain the properties are included in non-interest expense. If the fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 5 to 7 years.
Federal Home Loan Bank (FHLB) Stock: The bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
Bank Owned Life Insurance: The Company has purchased life insurance policies on certain key employees. Bank owned life insurance is recorded at its cash surrender value (or the amount that can be realized).
Long-Term Assets: Premises and equipment, core deposit and other intangible assets, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
Loan Commitments and Related Financial Instruments: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount for these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.
Stock-Based Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No.123(R), Share-Based Payment, using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006. For 2006, adopting this standard resulted in a reduction of income before income tax of $302, a reduction in net income of $297, a decrease in basic and diluted earnings per share $0.11 and $0.10 respectively. Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the years ending December 31, 2005 and 2004, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for the years ending December 31.

	2005	2004
Net income as reported	$2,565	$2,132
Deduct: Stock-based compensation expense determined under fair value based method	173	249

Pro forma net income	$2,392	$1,883

Basic earnings per share
As reported	$0.89	$0.78
Pro forma	0.83	0.69

Diluted earnings per share
As reported	0.86	0.75
Pro forma	0.80	0.67
Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.
Retirement Plans: Employee 401(k) expense is the amount of matching contributions. The Bank matches up to 3% of wages for all periods presented. The Bank contributed $89 in 2006, $64 in 2005, and $57 in 2004. Deferred compensation and supplemental retirement plan (“SERP”) expense allocates the benefits over years of service. The Bank approved the SERP in 2005. The SERP will provide certain Company officers with benefits upon retirement, death, or disability in certain prescribed circumstances. SERP expense was $79 in 2006 and $28 in 2005.
Earnings per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issue of the financial statements.
Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity.
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.
Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements. These balances do not earn interest.
Stock Dividends: A two-for one stock split to shareholders in the form of a 100% stock dividend was distributed in May 2005, resulting in the issuance of 1,433,424 shares of common stock. Share data has been adjusted to reflect the stock dividend.
Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the bank to the holding company or by the holding company to shareholders.
Fair Value of Financial Instruments: Fair value of financial instruments is estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.
Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.
Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.
Adoption of New Accounting Standards: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), Share-Based Payment. See “Stock-Based Compensation” above for further discussion of the effect of adopting this standard.
SAB 108: In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (SAB 108), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
by SAB 108, are to be recorded upon initial adoption of SAB 108. The amount so recorded is shown as a cumulative effect adjustment and is recorded in opening retained earnings as of January 1, 2006. The adoption of SAB 108 had no effect on the Company’s financial statements for the year ending December 31, 2006.
Effect of Newly Issued But Not Yet Effective Accounting Standards:
In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this Statement to have a material impact on its consolidated financial position or results of operations.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (FIN 48), which prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest, and penalties, accounting for interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has determined that the adoption of FIN 48 is not expected to have a material effect on the financial statements.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of this standard.
In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This Issue is effective for fiscal years beginning after December 15, 2007. The Company has not completed its evaluation of the impact of adoption of EITF 06-4.
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This Issue is effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of this Issue will have a material impact on the financial statements.
NOTE 2 — SECURITIES AVAILABLE FOR SALE
The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
2006
U.S. Government sponsored entities	$19,776	$14	$(45)
Mortgage-backed securities	7,857	17	(76)
State and municipals	6,092	47	(44)
Other debt securities	1,486	4	(19)

Total debt securities	35,211	82	(184)
Equity securities	365	—	—

Total	$35,576	$82	$(184)

2005
U.S. Government sponsored entities	$18,887	$—	$(95)
Mortgage-backed securities	3,089	1	(105)
State and municipals	5,487	24	(59)
Other debt securities	2,502	2	—

Total debt securities	29,965	27	(259)
Equity securities	365	—	—

Total	$30,330	$27	$(259)

The fair value of debt securities at December 31, 2006, by contractual maturity is set forth below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. There were no gains in 2006, 2005, and 2004 recognized from sale of securities available for sale.
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
NOTE 2 — SECURITIES AVAILABLE FOR SALE (Continued)

Fair Value
Due in one year or less	$12,933
Due after one through five years	7,184
Due after five through ten years	4,461
Due after ten years	2,776
Mortgage-backed securities	7,857
Equity securities	365

Total	$35,576

Securities carried at $21,170 and $18,399 at December 31, 2006 and 2005, were pledged to secure deposits and for other purposes as required or permitted by law. At year end 2006 and 2005, there were no holding of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.
The following table shows securities with unrealized losses and their fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of December 31, 2006 and 2005.

	Less than 12 Months		12 Months or More		Total
2006	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
US Government sponsored entities	$2,392	$(2)	$12,938	$(43)	$15,330	$(45)
Mortgage-backed securities	2,990	—	3,436	(76)	6,426	(76)
State and municipals	494	(8)	2,592	(36)	3,086	(44)
Other debt securities	—	—	981	(19)	981	(19)

Total temporarily impaired	$5,876	$(10)	$19,947	$(174)	$25,823	$(184)

	Less than 12 Months		12 Months or More		Total
2005	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
US Government sponsored entities	$11,926	$(55)	$6,961	$(40)	$18,887	$(95)
Mortgage-backed securities	241	(7)	2,626	(98)	2,867	(105)
State and municipals	2,791	(40)	691	(19)	3,482	(59)

Total temporarily impaired	$14,958	$(102)	$10,278	$(157)	$25,236	$(259)

Unrealized losses on securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold until maturity or until forecasted recovery, and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.
Management evaluates securities for other-than-temporary impairment on at least a semi-annual basis and the investment committee makes such an evaluation on an annual basis. These evaluations are made more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
NOTE 2 — SECURITIES AVAILABLE FOR SALE (Continued)
prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
NOTE 3 — LOANS
A summary of loans outstanding by category at December 31, 2006 and 2005, follows:

	2006	2005
Real estate
Construction	$93,704	$61,530
1-4 family residential	96,309	79,634
Commercial	90,147	69,549
Other	3,009	894
Commercial, financial and agricultural	46,942	36,601
Consumer	11,560	10,803
Other	7,302	407

	$348,973	$259,418

Changes in the allowance for loan losses were as follows:

	2006	2005	2004
Balance at beginning of year	$3,268	$2,740	$2,249
Provision for loan losses	1,018	683	720
Loans charged off	(50)	(233)	(252)
Recoveries	23	78	23

Balance of end of year	$4,259	$3,268	$2,740

Impaired loans were as follows:

	2006	2005
Year-end loans with no allocated allowance for loan losses	$—	$—
Year-end loans with allocated allowance for loan losses	732	117

Total	$732	$117

Amount of the allowance for loan losses allocated	$149	$36

	2006	2005	2004
Average of impaired loans during the year	$224	$176	$265
Interest income recognized during impairment	—	—	—
Cash-basis interest income recognized	—	—	—
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
Nonperforming loans were as follows:

	2006	2005
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	1,059	508
Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
NOTE 4 — PREMISES AND EQUIPMENT
The following is a summary of premises and equipment as of December 31, 2006 and 2005:

	2006	2005
Land	$2,617	$2,566
Buildings and improvements	5,861	2,697
Furniture and equipment	4,147	3,066
Construction in process	619	831

	13,244	9,160
Less: Allowance for depreciation	(2,364)	(1,859)

	$10,880	$7,301

Depreciation expense for the years ended 2006, 2005, and 2004 was $505, $481, and $346, respectively.
The Bank purchased 6.45 acres of land totaling $2,759 in Williamson County in 2004. The Bank built a branch on 1.89 acres of the land on Carothers Parkway and sold the remaining 4.56 acres of the property in 2005. The $390 gain related to the sale of the property was deferred in 2005 due to the Bank’s financing of the loan for this property. During the second quarter of 2006 the Bank subsequently sold this loan to another financial institution and recognized the $390 gain into noninterest income.
During 2006, construction began on a new downtown Columbia branch in Maury County. Total expenditures for the downtown branch building are expected to be approximately $2,466 with completion scheduled for third quarter 2007.
The Bank leases certain branch properties and equipment under operating leases. Rent expense for 2006, 2005, and 2004 was $162, $126, and $99, respectively. Rent commitments under noncancelable operating leases including renewal options were as follows:

2007	$227
2008	155
2009	146
2010	139
2011	129
Thereafter	1,212

$2,008

(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
NOTE 5 — DEPOSITS
Deposits at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
Noninterest-bearing demand accounts	$34,001	$32,499
Interest-bearing demand accounts	46,530	45,804
Savings accounts	8,921	9,570
Time deposits greater than $100,000	114,480	82,079
Other time deposits	162,834	116,291

	$366,766	$286,243

At December 31, 2006 scheduled maturities of time deposits are as follows:

2007	$236,144
2008	37,158
2009	2,651
2010	1,152
2011	209

$277,314

Included in other time deposits above are brokered time deposits of $19,601 at December 31, 2006, with a weighted rate of 4.95% and $15,319 with a weighted rate of 4.15% at December 31, 2005. These deposits represent funds which the Bank obtained, directly, or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposit to third parties.
As of December 31, 2006 the Bank had $10,389 of brokered deposits that were scheduled to mature in 2007, $8,123 scheduled to mature in 2008 and $1,089 scheduled to mature in 2009. In addition, the Bank had $74,875 in national market deposits, which are purchased by customers through a third-party internet site. Of these national market time deposits, $72,797 were scheduled to mature in 2007 and $2,078 in 2008. Due to competitive pricing pressures in the Bank’s new and existing markets, the Bank is being forced to pursue additional funding at a slightly higher interest rate in national and brokered deposits markets.
NOTE 6 — FEDERAL HOME LOAN BANK ADVANCES
The Bank has established a line of credit with the Federal Home Loan Bank (FHLB), which is secured by a blanket pledge of 1-4 family residential mortgage loans, commercial real estate loans, and open end home equity loans. The extent of the line is dependent, in part, on available collateral. The arrangement is structured so that the carrying value of the loans pledged amounts to 125% on residential 1-4 family loans, 300% on commercial real estate, and 400% of open end home equity loans of the principal balance of the advances from the FHLB. To participate in this program, the Bank is required to be a member of the FHLB and own stock in the FHLB. The Bank had $905 of such stock at December 31, 2006, to satisfy this requirement.
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
NOTE 6 — FEDERAL HOME LOAN BANK ADVANCES (Continued)
At December 31, 2006 and 2005, advances from the FHLB totaled $13,000 and $8,000. The fixed interest rates on these advances range from 3.36% to 5.67% at December 31, 2006 and 2.74% to 4.67% at December 31, 2005. The weighted average rates at December 31, 2006 and 2005 were 4.99% and 3.65%. The FHLB advance maturities ranged from April 2007 to June 2009 at December 31, 2006 and April 2006 to January 2008 at December 31, 2005. Each FHLB advance is payable at its maturity, with a prepayment penalty for all fixed rate advances. At December 31, 2006 and 2005, undrawn standby letters of credit with the FHLB totaled $13,000 and $7,000. The letter of credit is used as a pledge to the State of Tennessee Bank Collateral Pool. Qualifying loans totaling $25,000 were pledged as security under a blanket pledge agreement with the FHLB at December 31, 2006, compared to $18,750 at December 31, 2005.
Maturities of the advances from the FHLB are as follows:

2007	$2,000
2008	8,000
2009	3,000

$13,000

NOTE 7 — SUBORDINATED DEBENTURES
In 2002, the Company borrowed $3,000 of 4.75% floating rate mandatory redeemable securities through a special purpose entity as part of a private offering. The securities mature on December 31, 2032; however, the maturity may be shortened to a date not earlier than September 30, 2007. They are presented in liabilities on the balance sheet and count as Tier 1 capital for regulatory capital purposes. Debt issuance costs of $74,000 have been capitalized and are being amortized over the term of the securities. Principal officers, directors, and their affiliates at year end 2006 and 2005 owned $700 of the $3,000 subordinated debentures.
In 2005, the Company borrowed $5,000 of 5.33% floating rate mandatory redeemable securities through a special purpose entity as part of a pool offering. These securities mature on September 15, 2035, however, the maturity may be shortened to a date not earlier than September 15, 2010. They are presented in liabilities on the balance sheet and count as Tier 1 capital for regulatory purposes. There was no debt issuance cost in obtaining the subordinated debenture.
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
NOTE 8 — INCOME TAXES
The components of income tax expense (benefit) are summarized as follows:

	2006	2005	2004
Current
Federal	$1,542	$1,426	$993
State	—	39	215

Total current taxes	1,542	1,465	1,208

Deferred
Federal	$(232)	$(181)	$32
State	(146)	(23)	7

Total deferred taxes	(378)	(204)	39

Change in valuation allowance	(51)	—	—

Income tax expense	$1,113	$1,261	$1,247

A reconciliation of actual income tax expense in the financial statements to the expected tax benefit (computed by applying the statutory Federal income tax rate of 34% to income before income taxes) is as follows:

	2006	2005	2004
Federal statutory rate times financial statement income	$1,331	$1,301	$1,149
Effect of:
Bank owned life insurance	(71)	(20)	(5)
Tax-exempt income	(48)	(19)	(22)
State income taxes, net of federal income effect	(96)	11	146
Expenses not deductible for U.S. income taxes	35	16	10
Compensation expense related to SFAS 123R	98	—	—
General business credit	(66)	—	—
Change in valuation allowance	(51)	—	—
Other, net	(19)	(28)	(31)

Income tax expense	$1,113	$1,261	$1,247

(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
NOTE 8 — INCOME TAXES (Continued)
The tax effect of each type of temporary difference that gives rise to net deferred tax assets and liabilities is as follows:

	2006	2005
Deferred tax assets:
Allowance for loan losses	$1,528	$1,168
Net operating loss carry forward	167	51
Unrealized loss on securities	46	85
Other	55	27

	$1,796	$1,331

Deferred tax liabilities:
Prepaids	$(150)	$(103)
Depreciation	(348)	(338)
Federal Home Loan Bank stock	(56)	(39)
Other	(59)	(7)

	$(613)	$(487)

Valuation allowance	—	(51)

Balance at end of year	$1,183	$793

At year-end 2006, the Company has a net operating loss carryforward for state tax purposes of approximately $.8 million expiring in 2020 and $1.8 million expiring in 2021.
NOTE 9 — RELATED PARTY TRANSACTIONS
Loans to principal officers, directors, and their affiliates in 2006 were as follows:

Beginning balance	$5,120
New loans	2,310
Effect of changes in related parties	(710)
Repayments	(1,988)

Ending balance	$4,732

Deposits from principal officers, directors, and their affiliates at year-end 2006 and 2005 were $2,885 and $3,733.
Principal officers, directors, and their affiliates at year end 2006 and 2005 owned $700 of the $3,000 subordinated debentures due December 31, 2032. At December 31, 2006 the approved available unused lines of credit on related parties were $946.
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
NOTE 10 – STOCK BASED COMPENSATION
Prior to the Company’s bank holding company reorganization, the Bank had in place the Community First Bank & Trust Stock Option Plan for organizers of the Bank and certain members of management and employees. In connection with the bank holding company reorganization, this plan was amended and replaced in its entirety by the Community First, Inc. Stock Option Plan in October, 2002. Additionally, the Community First, Inc. 2005 Stock Incentive Plan was approved April 26, 2005, at the stockholders meeting. The plans allow for the grant of options and other equity securities to key employees and directors. Exercise price is the market price at the date of grant. The organizer options vested ratably over three years and other non-qualified options vest ratably over four years. The employee options vest ratably from two to four years and the management options vest ratably over six years. All options expire within ten years from the date of grant. The Company has 305,942 authorized shares available for grant as of December 31, 2006.
During 2004, the Financial Accounting Standards Board revised Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123R) which established accounting requirements for share-based compensation to employees and carries forward prior guidance on accounting for awards to non-employees. The provisions of this statement became effective for fiscal years beginning after June 15, 2005, for all equity awards granted or modified after the effective date and for the subsequent vesting of previously granted awards. SFAS 123R requires an entity to recognize compensation expense based on an estimate of the fair value and number of awards expected to actually vest. On January 1, 2006, the Company adopted SFAS 123R and began recognizing compensation expense for stock options. The Company recognized $302 as compensation resulting from stock options and $5 for restricted stock awards. The total income tax benefit was $5 and $2. The Company elected to use the modified prospective transition method; therefore, prior period results were not restated. Previously the Company accounted for stock options granted to employees according to the provisions of APB Opinion No. 25, whereby compensation expense was recorded based upon the intrinsic value method.
The fair value of each option is estimated as of the date of grant using the Black-Scholes Option Pricing Model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The assumptions for grants are set forth in the chart below and are based on SFAS 123R and SEC guidance contained in Staff Accounting Bulletin (SAB) No. 107 “Share-Based Payment.” Options to purchase 34,000 and 48,300 shares were granted in 2006 and 2005. Expected volatilities are based on historical volatilities of the Company’s common stock. Employee and management options are tracked separately. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
NOTE 10 — STOCK BASED COMPENSATION (Continued)
The fair value of options granted was determined using the following weighted average assumptions at grant date.

	2006	2005	2004
Risk-free interest rate	5.07%	4.46%	3.22%
Expected option life	7 years	7 years	7 years
Expected stock price volatility	16.06%	18.66%	20.94%
Dividend yield	1.00%	0.00%	0.00%
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
A summary of option activity under the Company’s stock option incentive plans for 2006 is presented in the following table:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Life in	Intrinsic
	Shares	Price/Share	Years	Value
Options outstanding January 1, 2006	229,810	$12.02
Granted	34,000	30.00
Options exercised	(16,566)	7.29
Forfeited or expired	(600)	25.00

Options outstanding December 31, 2006	246,644	14.79	5.43	$3,758

Exercisable at December 31, 2006	172,489	10.07	3.93	$3,438

(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
NOTE 10 — STOCK BASED COMPENSATION (Continued)
Information related to the stock option incentive plans during each year is as follows:
($ amount in thousands except weighted average fair value of options granted)

	2006	2005	2004
Intrinsic value of options exercised	$370	$128	$1,401
Cash received from option exercises	121	56	1,233
Tax benefit realized from option exercises	142	39	303
Weighted average fair value of options granted	$8.46	$8.06	$3.65
As of December 31, 2006, there was $495 of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted average period of 2.5 years.
The following table is a summary of changes in the Company’s nonvested shares from the issuance of restricted stock.

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2006	—	$0.00
Granted	346	28.00
Vested	—	0.00
Forfeited	—	0.00

Nonvested at December 31, 2006	346	$28.00
In first quarter of 2006, 346 shares of restricted stock were awarded at the market price of $28.00 per share. This award vests over a two year period. Unrecognized compensation costs related to this award, as of December 31, 2006, was $5.
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
NOTE 11 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
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
The contractual amount of financial instruments with off-balance sheet risk was as follows at year-end.

	2006		2005
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Unused lines of credit	$4,505	$58,858	$6,335	$35,693
Letters of credit	—	4,160	—	3,515
Commitments to make loans	—	6,200	—	—
These commitments are generally made for periods of one year or less. The fixed rate loan commitments have interest rates ranging from 5.50% to 10.75% and maturities ranging from 1 to 20 years.
NOTE 12 — REGULATORY MATTERS
Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank and the Company are required to meet specific capital adequacy guidelines that involve quantitative measures of a bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have a material effect on the Bank’s financial condition.
The capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. The risk-based guidelines are based on the assignment of risk weights to assets and off-balance sheet items depending on the level of credit risk associated with them. In addition to minimum capital requirements, under the regulatory framework for prompt corrective action, regulatory agencies have specified certain ratios an institution must maintain to be considered “undercapitalized”, “adequately capitalized”, and “well capitalized”. As of December 31, 2006, the most recent notification from the Bank’s regulatory authority categorized the Bank as “well capitalized”. There are no conditions or events since that notification that management believes have changed the Bank’s category.
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
NOTE 12 — REGULATORY MATTERS (Continued)
The Bank’s and the Company’s capital amounts and ratios at December 31, 2006 and 2005, are as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2006
Total Capital to risk weighted assets
Bank	$41,635	10.91%	$30,526	8.00%	$38,158	10.00%
Consolidated	42,978	11.25%	30,560	8.00%	38,200	10.00%

Tier 1 to risk weighted assets
Bank	$37,376	9.80%	$15,263	4.00%	$22,895	6.00%
Consolidated	38,719	10.14%	15,280	4.00%	22,920	6.00%

Tier 1 to average assets
Bank	$37,376	9.16%	$16,320	4.00%	$20,400	5.00%
Consolidated	38,719	9.45%	16,384	4.00%	20,481	5.00%

2005
Total Capital to risk weighted assets
Bank	$34,283	12.37%	$22,166	8.00%	$27,708	10.00%
Consolidated	35,429	12.77%	22,200	8.00%	27,749	10.00%

Tier 1 to risk weighted assets
Bank	$31,015	11.19%	$11,083	4.00%	$16,625	6.00%
Consolidated	32,161	11.59%	11,100	4.00%	16,650	6.00%

Tier 1 to average assets
Bank	$31,015	9.91%	$12,523	4.00%	$15,653	5.00%
Consolidated	32,161	10.25%	12,555	4.00%	15,693	5.00%
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2007, the Bank could, without prior approval, declare dividends of approximately $6,524 plus any 2007 net profits retained to the date of the dividend declaration.
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
NOTE 13 — FAIR VALUE OF FINANCIAL INSTRUMENTS
The methods and assumptions used to estimate fair value are described as follows:
Carrying amount is the estimated fair value for cash and cash equivalents, Federal Home Loan Bank stock, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is not considered material (or is based on the current fees or cost that would be charged to enter into or terminate such arrangements).
Carrying amount and estimated fair values of significant financial instruments at year end were as follows:

	2006		2005
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Securities available for sale	$37,576	$37,576	$30,330	$30,330
Loans held for sale	3,981	3,981	1,890	1,890

Loans, net of allowance	344,714	345,259	256,150	256,559
Financial liabilities
Deposits with defined maturities	$277,314	$277,314	$198,370	$198,371
Federal Home Loan Bank advances	13,000	13,000	8,000	8,000
Subordinated debentures	8,000	8,000	8,000	8,000
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
NOTE 14 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of Community First, Inc. follows:
CONDENSED BALANCE SHEET

	2006	2005
Assets
Cash and cash equivalents	$1,183	$1,153
Investment in banking subsidiary	37,562	31,119
Other assets	281	149

Total assets	$39,026	$32,421

Liabilities and shareholders’ equity
Subordinated debentures	$8,000	$8,000
Other liabilities	369	404

Total liabilities	8,369	8,404
Shareholders’ equity	30,657	24,017

Total liabilities and shareholders’ equity	$39,026	$32,421

CONDENSED STATEMENTS OF INCOME

	2006	2005	2004
Interest income	$18	$8	$4
Dividends from subsidiaries	875	100	—

Total income	893	108	4

Interest expense	600	270	203
Other expense	510	257	145

Total expenses	1,110	527	348

Income (loss) before income tax and undistributed subsidiary income	(217)	(419)	(344)
Income tax benefit	419	151	132
Equity in undistributed subsidiary income	2,600	2,833	2,344

Net income	$2,802	$2,565	$2,132

(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
NOTE 14 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)
CONDENSED STATEMENTS OF CASH FLOWS

	2006	2005	2004
Cash flows from operating activities
Net income	$2,802	$2,565	$2,132
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed subsidiary income	(2,600)	(2,833)	(2,344)
Compensation expense under stock based compensation	307	—	—
Tax benefit on exercise of stock options	(142)	(39)	(303)
Change in other, net	(24)	(35)	442

Net cash from operating activities	343	(342)	(73)

Cash flows from investing activities
Investments in and advances to bank subsidiary	(3,762)	(4,500)	(5,140)

Net cash from investing activities	(3,762)	(4,500)	(5,140)

Cash flows from financing activities
Proceeds from issuance of stock	3,761	—	4,448
Proceeds from stock option exercises	121	56	1,233
Tax benefit on exercise of stock options	142	39	303
Cash paid for dividends	(575)	—	—
Proceeds from issuance of subordinated debentures	—	5,000	—

Net cash from financing activities	3,449	5,095	5,984

Net change in cash and cash equivalents	30	253	771

Beginning cash and cash equivalents	1,153	900	129

Ending cash and cash equivalents	$1,183	$1,153	$900

(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
NOTE 15 — EARNINGS PER SHARE
The factors used in the earnings per share computation follows:

	2006	2005	2004
Basic
Net income	$2,802	$2,565	$2,132

Weighted average common shares outstanding	2,882,041	2,868,780	2,738,156

Basic earnings per common share	$0.97	$0.89	$0.78

Diluted
Net income	$2,802	$2,565	$2,132

Weighted average common shares outstanding for basic earnings per common share	2,882,041	2,868,780	2,738,156
Add: Dilutive effects of assumed exercise of stock options	99,039	105,331	98,490

Average shares and dilutive potential common shares	2,981,080	2,974,111	2,836,646

Diluted earnings per common share	$0.94	$0.86	$0.75

No options were antidilutive for 2006, 2005 or 2004.
NOTE 16—QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings Per Share
	Interest	Net Interest
	Income	Income	Net Income	Basic	Diluted
2006
First quarter	$5,510	$2,905	$621	$.22	$.21
Second quarter	6,131	3,073	932	$.32	$.31
Third quarter	6,765	3,128	645	$.22	$.22
Fourth quarter	7,383	3,155	604	$.21	$.20

2005
First quarter	$3,603	$2,262	$586	$.20	$.20
Second quarter	4,056	2,512	658	.23	.22
Third quarter	4,627	2,753	574	.20	.19
Fourth quarter	5,019	2,772	747	.26	.25
The increase in the second quarter net income was related to a gain on the sale of property that was deferred in 2005 due to the Bank’s financing of the loan for this property. During the second quarter of 2006 the Bank subsequently sold this loan to another financial institution and recognized the $390 gain into noninterest income.
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)
NOTE 17—LEGAL PROCEEDINGS
The Company’s bank subsidiary is a co-defendant in a suit in Maury County Circuit Court, Holloway et al. v. Evers. Et al, filed May 31, 2005, in which the plaintiff alleges that a bank loan officer disclosed the plaintiff’s loan history at the bank to plaintiff’s two partners in a real estate development, who subsequently forced plaintiff to sell his interest to them. Plaintiff alleges causes of action for tortious interference with contract, breach of common law fiduciary duty, and violation of the Financial Records Privacy Act. Plaintiff seeks $5,000,000 in compensatory damages and $5,000,000 in punitive damages, jointly and severally, from the bank and his two partners. The Company believes the claim is without merit, intends to vigorously defend the suit, and does not believe the ultimate disposition of the suit will have a material adverse effect on its financial condition or results of operation. In the second quarter of 2006, the trial court granted the co-defendants summary judgment. If this judgment is upheld on appeal, the Bank anticipates that Plaintiffs will voluntarily dismiss the case as to the Bank.
NOTE 18—STOCK OFFERING
On December 6, 2006, the Company began a stock offering to raise additional capital of up to $10,500. The additional capital will be used to continue growth and to help meet the Company’s goal of remaining “well capitalized”. As of December 31, 2006, the Company had sold 125,460 shares of common stock at $30 per share resulting in proceeds to the company, net of offering expenses, of $3,761. As of March 23, 2007, the Company sold an additional 131,397 shares of common stock for net proceeds of $3,911. Of the $10.5 million the Company planned to raise, 256,857 shares have been sold for net proceeds of $7,673 as of March 23, 2007.

EXHIBIT INDEX
The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description

3.1	Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2005.

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2005.

10.1	The Community First, Inc. Stock Option Plan. *+

10.2	Form of Management Stock Option Agreement pursuant to the Community First, Inc. Stock Option Plan. * +

10.3	Form of Organizers Stock Option Agreement pursuant to the Community First, Inc. Stock Option Plan. * +

10.4	Form of Employee Stock Option Agreement pursuant to the Community First, Inc. Stock Option Plan. *+

10.5	The Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2005).+

10.6	Form of Non-Qualified Stock Option Agreement for Directors (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2006).+

10.7	Form of Non-Qualified Stock Option Agreement pursuant to the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on March 31, 2005).+

10.8	Form of Incentive Stock Option Agreement pursuant to the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on March 31, 2005).+

10.9	Form of Restricted Stock Agreement under the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2006).+

10.10	Employment Agreement between Marc Lively and the Company (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on September 23, 2004).+

10.11	Amendment No. 1 to the Employment Agreement with Marc Lively (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2005).+

Exhibit No.	Description

10.12	Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2005).+

10.13	Participation Agreement, dated August 16, 2005, with Marc Lively pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2005).+

10.14	Participation Agreement, dated August 16, 2005, with Mike Saporito pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan.

10.15	Participation Agreement, dated August 16, 2005, with Carl Campbell pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan.

10.16	Participation Agreement, dated August 16, 2005, with Dianne Scroggins pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan.

21.1	List of Subsidiaries

23.1	Consent of Crowe Chizek and Company, LLC

31.1	Certification of CEO Pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

+	Management compensatory plan or arrangement