Form 10-Q
period 2007-03-31
COMMUNITY FIRST INC
filed 2007-05-15
CIK 1179500

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2007
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
Large accelerated filer ☐                     Accelerated filer☐                     Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding (no par value): 3,166,113 shares at May 15, 2007

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Community First, Inc.
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
($ amounts in thousands, except share data)	2007	2006

Assets
Cash and due from banks	$9,677	$13,886
Federal funds sold	264	1,187

Cash and cash equivalents	9,941	15,073
Securities available for sale	37,820	35,211
Loans held for sale	2,854	3,981
Loans	372,718	348,973
Allowance for loan losses	(4,553)	(4,259)

Net loans	368,165	344,714

Federal Home Loan Bank stock	919	905
Premises and equipment	12,595	10,880
Accrued interest receivable	2,273	2,376
Other assets	8,886	8,253

Total Assets	$443,453	$421,393

Liabilities and Shareholders’ Equity

Deposits:
Noninterest-bearing	$32,628	$34,001
Interest-bearing	342,555	332,765

Total Deposits	375,183	366,766

Federal Home Loan Bank advances	18,000	13,000
Subordinated debentures	8,000	8,000
Federal funds purchased	3,499	—
Accrued interest payable	2,790	2,176
Other liabilities	1,505	794

Total Liabilities	408,977	390,736

Shareholders’ equity:
Common stock, no par value. Authorized 5,000,000 shares; issued 3,147,583 shares at March 31, 2007 and 3,015,886 shares at December 31, 2006	25,968	21,989
Retained earnings	8,546	8,730
Accumulated other comprehensive income (loss)	(38)	(62)

Total Shareholders’ Equity	34,476	30,657

	$443,453	$421,393

See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
($ amounts in thousands, except earnings per share)	2007	2006

Interest income:
Loans, including fees	$7,221	$5,085
Taxable securities	384	297
Tax-exempt securities	58	52
Federal funds sold and other	26	65

Total interest income	7,689	5,499

Interest expense:
Deposits	4,036	2,369
FHLB advances and federal funds purchased	198	99
Subordinated debentures	156	137

Total interest expense	4,390	2,605

Net interest income	3,299	2,894
Provision for loan losses	325	256

Net interest income after provision for loan losses	2,974	2,638

Noninterest income:
Service charges on deposit accounts	363	347
Mortgage banking activities	253	157
Other	250	136

Total noninterest income	866	640

Noninterest expense:
Salaries and employee benefits	1,655	1,239
Occupancy	185	125
Furniture and equipment	157	123
Data processing fees	190	161
Advertising and public relations	120	98
Other	850	618

Total noninterest expenses	3,157	2,364

Income before income taxes	683	914
Income taxes	171	293

Net income	512	621

Other comprehensive income:
Unrealized gains (losses) on securities, net	24	(47)

Comprehensive income	$536	$574

Earnings per share
Basic	$0.17	$0.22
Diluted	0.16	0.21

Weighted average shares outstanding
Basic	3,083,670	2,874,843
Diluted	3,187,023	2,974,626
See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
Three Months Ended March 31, 2007
(Unaudited)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
($ amounts in thousands, except per share amounts)	Shares	Stock	Earnings	Income (Loss)	Equity
Balance at January 1, 2007	3,015,886	$21,989	$8,730	$(62)	$30,657
Stock offering, net of issuance cost	131,397	3,912	—	—	3,912
Exercise of stock options	300	7	—	—	7
Stock-based compensation Stock options	—	60	—	—	60
Cash dividend declared ($.22 per share)	—	—	(696)	—	(696)
Comprehensive income Net income	—	—	512	—	512
Other comprehensive income
Change in unrealized gain (loss) on securities available for sale, net	—	—	—	24	24

Total comprehensive income					536

Balance at March 31, 2007	3,147,583	$25,968	$8,546	$(38)	$34,476

See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and 2006
(Unaudited)

	Three Months Ended
	March 31
($ amounts in thousands )	2007	2006

Cash flows from operating activities
Net income	$512	$621
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	171	117
Amortization	(7)	5
Provision for loan losses	325	256
Mortgage loans originated for sale	(19,419)	(8,383)
Proceeds from sale of mortgage loans	20,740	9,053
Gain on sale of loans	(194)	(157)
Federal Home Loan Bank stock dividends	(14)	(10)
Decrease in accrued interest receivable	103	(186)
Increase in accrued interest payable	614	281
Compensation expense under stock based compensation	60	42
Other, net	(305)	(572)

Net cash from operating activities	2,586	1,067

Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(4,494)	(1,289)
Other	(3,999)	(9,968)
Maturities, prepayments, and calls:
Mortgage-backed securities	428	251
Other	5,500	5,000
Net increase in loans	(24,102)	(23,638)
Additions to premises and equipment	(1,886)	(439)

Net cash from investing activities	(28,553)	(30,083)

Cash flows from financing activities
Increase in deposits	8,417	11,891
Proceeds from Federal Home Loan Bank advances	5,000	—
Proceeds from federal funds purchased	3,499	8,000
Proceeds from issuance of common stock	3,912	41
Proceeds from stock option exercises	7	—

Net cash from financing activities	20,835	19,932

Net change in cash and cash equivalents	(5,132)	(9,084)
Cash and cash equivalents at beginning of period	15,073	25,726

Cash and cash equivalents at end of period	$9,941	$16,642

Supplemental disclosures of cash flow information Cash paid during year for:
Interest	$3,776	$2,324
Income taxes	360	360
Supplemental noncash disclosures
Transfer from loans to repossessed assets	326	—
See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2007
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
The unaudited consolidated financial statements as of March 31, 2007 and for the three month periods ended March 31, 2007 and 2006 have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ( the “SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the 2006 consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC.
NOTE 2. ADOPTION OF NEW ACCOUNTING STANDARDS
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007, and determined there was no need to make an adjustment to retained earnings due to adoption of this Interpretation. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007. The Company and its subsidiaries file a consolidated U.S. federal income tax return and a combined unitary return in the state of Tennessee. These returns are subject to examination by taxing authorities for all years after 2002.
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

FASB Emerging Issues Task Force Issue No. 06-5, Accounting for Purchases of Life Insurance requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policy holder is contractually limited in its ability to surrender a policy. This issue was effective for fiscal years beginning after December 15, 2006. The Company does not believe the adoption of this issue will have a material impact on the financial statements.
In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements, with the intent of increasing consistency and comparability in fair value measures and providing financial users with better information about the extent to which fair value is sued and the effect of air value measures one earnings for the periods reported. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of SFAS No. 157, however; does not plan to adopt it at this time.
In February 2007 the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value with an objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. Management is currently evaluating the impact of SFAS No. 159, however; does not plan to adopt it at this time.
NOTE 3. ALLOWANCE FOR LOAN LOSS
Transactions in the allowance for loan losses were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2007	March 31, 2006

Beginning Balance	$4,259	$3,268

Add (deduct):
Losses charged to allowance	(38)	(20)
Recoveries credited to allowance	7	10
Provision for loan losses	325	256

Ending Balance	$4,553	$3,514

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2007
(Unaudited)
NOTE 4. EARNINGS PER SHARE
In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities, stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The factors used in the earnings per share computation follows:

	Three months ended
	March 31,
	2007	2006
Basic
Net income	$512	$621

Weighted average common shares outstanding	3,083,670	2,874,843

Basic earnings per common share	$0.17	$0.22

Diluted
Net income	$512	$621

Weighted average common shares outstanding for basic earnings per common share	3,083,670	2,874,843
Add: Dilutive effects of assumed exercise of stock options	103,353	99,783

Average shares and dilutive potential common shares	3,187,023	2,974,626

Diluted earnings per common share	$0.16	$0.21

Stock options for 40,000 and 46,200 shares of common stock were not considered in computing diluted earnings per share at March 31, 2007 and 2006 because they were antidulitive.
NOTE 5. SUBSEQUENT EVENTS
The Company declared a cash dividend of $0.22 per share for shareholders of record as of April 20, 2007. The total cash dividend paid was $696.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
($ amounts in thousands, except share data)
The following discussion compares the financial condition of Community First, Inc. (the “Company”) at March 31, 2007, to December 31, 2006, and the results of operations for the three months ended March 31, 2007 and 2006. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.
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
The allowance for loan losses is maintained at a level management believes will be adequate to absorb losses on existing loans that may become uncollectible. Provision to and adequacy of the allowance for loan losses are based on the evaluation of the loan portfolio utilizing objective and subjective criteria. The objective criteria primarily includes an internal grading system and specific allocation for impaired loans. The Company also utilizes a peer group analysis and a historical analysis to validate the overall adequacy of the allowance for loan losses. The subjective criteria takes into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, and business conditions that may affect the borrowers’ ability to pay, the value of the property securing the loans, and other relevant factors. Changes in any of these criteria or the availability of new information could require adjustments of the allowance for loan losses in future periods. No portion of the Company’s allowance for loan losses is restricted to any individual loan or group of loans, and the entire allowance for loan losses is available to absorb losses from any and all loans.
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
FINANCIAL CONDITION
Total assets as of March 31, 2007 increased 5.2%, or $22,060, to $443,453, compared with $421,393 at December 31, 2006. The primary reason for the increase in total assets was continued loan demand, which resulted in solid loan growth during the first three months of 2007. The increase in total assets was funded by the continued growth of new deposits accounts as well as obtaining national market time deposits, broker deposits, public fund deposits, fed funds purchased, and Federal Home Loan Banks advances.
Net loans of $368,165 (excluding mortgage loans held for sale) increased by $23,451, or 6.8%, in the first three months of 2007, from $344,714 at December 31, 2006. At March 31, 2007, cash and cash equivalents were $9,941, a decrease of $5,132 over year end 2006. Total deposits of $375,183 increased by $8,417, or 2.3%, in the first three months of 2007, from $366,766 at December 31, 2006.
Loans
Total loans (excluding mortgage loans held for sale) at March 31, 2007 were $372,718, compared to $348,973 at December 31, 2006, an increase of $23,745. Most of the net loan growth in the first three months of 2007 was in 1-4 family residential real estate, construction and commercial, financial, and agriculture loans. Loans secured by 1-4 family real estate increased $4,593, real estate construction loans increased $15,446 and commercial, financial, and agriculture loans increased $2,429. The real estate construction loan growth was primarily due to the Company’s expansion into the Williamson and Rutherford County markets.

FINANCIAL CONDITION (continued)

	March 31, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
Real estate
Construction	$109,150	29.3%	$93,704	26.9%
1-4 family residential	100,902	27.1%	96,309	27.6%
Commercial	89,964	24.1%	90,147	25.8%
Other	3,429	0.9%	3,009	0.9%
Commercial, financial and agricultural	49,371	13.3%	46,942	13.4%
Consumer	11,946	3.2%	11,560	3.3%
Other	7,956	2.1%	7,302	2.1%

Total (1)	$372,718	100.0%	$348,973	100.0%

(1)	Does not include mortgage loans held for sale on March 31, 2007 and December 31, 2006.
Of the total loans in the portfolio at March 31, 2007, approximately $185,746, or 49.8%, are at a variable rate of interest, and $186,972, or 50.2%, are at a fixed rate. Of the total loans, $209,366, or 56.2%, mature or are able to be repriced within 12 months. Only $18,854, or 5.4%, of the Bank’s total loans mature or reprice in more than five years.
On March 31, 2007, the Company’s loan to deposit ratio (including loans held for sale) was 100.1%, compared to 96.2% at December 31, 2006. The loan-to-assets ratio (including loans held for sale) was 84.7% at March 31, 2007, compared to 83.8% at December 31, 2006. Based on such results, management anticipates loan demand to remain strong in the Company’s market area, especially in construction and commercial loans.
Securities Available for Sale

	March 31, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
U.S. Government sponsored entities	$18,309	48.4%	$19,776	56.2%
Mortgage-backed securities	11,920	31.5%	7,857	22.3%
State and municipals	6,087	16.1%	6,092	17.3%
Other debt securities	1,504	4.0%	1,486	4.2%

Total	$37,820	100.0%	$35,211	100.0%

As of March 31, 2007, securities increased $2,609 to $37,820, compared with $35,211 at December 31, 2006. Management has maintained the portfolio at 8.5% of total assets at March 31, 2007 and 8.4% of total assets at December 31, 2006. The Company’s investment portfolio is used to provide yield, liquidity and for pledging purposes to secure public fund deposits.
Other Assets
The Company’s wholly-owned bank subsidiary invested $3,500,000 into bank-owned life insurance “BOLI” in 2006. This insurance, which is a split-dollar plan, provides life insurance and associated cash values on the Bank’s key officers and employees. Increases in cash values of the insurance are included in noninterest income.

FINANCIAL CONDITION (continued)
Deposits
The Company relies on the Bank to have a growing deposit base to fund loan and other asset growth. Total deposits were $375,183 at March 31, 2007, compared to $366,766 at December 31, 2006, an increase of $8,417. The following table sets forth the composition of the deposits at March 31, 2007 and December 31, 2006.

	March 31, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$32,628	8.7%	$34,001	9.3%
Interest-bearing demand accounts	50,789	13.5%	46,530	12.7%
Savings accounts	9,355	2.5%	8,921	2.4%
Time deposits greater than $100,000	118,920	31.7%	114,480	31.2%
Other time deposits	163,491	43.6%	162,834	44.4%

Total	$375,183	100.0%	$366,766	100.0%

The majority of the deposits continue to be in time deposits. Time deposits (certificate of deposits and IRAs) totaled $282,411, or 75.3% of deposits. Time deposits greater than $100,000 increased $4,440 over December 31, 2006. The increase in time deposits greater than $100,000 was from personal and variable rate time deposits. Time deposits less than $100,000 increased by $657 from December 31, 2006. The Bank advertised special time deposit rates in 2007 that increased personal time deposits. At March 31, 2007, national market time deposits totaled $75,224, with a weighted average rate of 5.52%. Total broker time deposits were $18,275, with a weighted average rate of 4.95%. Broker deposits and national market deposits accounted for 24.9% of total deposits. On a variable rate time deposit interest rate can change one time over the term of the deposit. Total variable rate time deposits were $29,651 at March 31, 2007 with a weighted average rate of 5.28%, compared to $23,426 at December 31, 2006 with a weighted average rate of 5.26%. Time deposits maturing within one year were $252,805, or 89.5% of total time deposits at March 31, 2007. The weighted average cost of all deposit accounts, including noninterest bearing accounts was 4.36% in the first three months of 2007. The weighted average rate on time deposits as of March 31, 2007 was 5.22%. Management expects to seek short-term time deposit funding to match variable rate loans. These efforts, if successful, should reduce interest rate risk. The Bank has introduced a free checking account product and has expanded into Williamson and Rutherford Counties to access lower cost business accounts. Due to competitive pricing pressures in the Bank’s new and existing markets, the Bank is being forced to pursue additional funding at a slightly higher interest rate in national and brokered deposits markets.
Federal Home Loan Bank Advances
As of March 31, 2007, the Company had borrowed $13,000 in fixed rate advances from the Federal Home Loan Bank (“FHLB”) and $5,000 in variable rate short term borrowings. The Company had $19,949 available for future borrowings. The fixed interest rates on these advances ranged from 3.36% to 5.67% at March 31, 2007. At March 31, 2007, the weighted average rate of these advances was 4.99%, and the weighted average remaining maturity was 14.5 months. These borrowings are secured by a portion of the loan portfolio that is secured by 1-4 family residential properties, commercial real estate, and home equity lines of credit. At March 31, 2007, undrawn standby letters of credit with FHLB totaled $7,000. The letter of credit is used as a pledge to the State of Tennessee Bank Collateral Pool.

FINANCIAL CONDITION (continued)
Shareholders Equity
Total shareholders’ equity increased $3,819, to $34,476 at March 31, 2007, from $30,657 at December 31, 2006. This increase was due to the Company’s net income of $512 for the first quarter of 2007 and the net proceeds of $3,912 from the issuance of 131,397 shares of common stock from a stock offering. The change also included a declared cash dividend $696 and stock-based compensation of $60, the issuance of 300 shares of common stock under the stock option plan for $7 and an increase in the fair value of available-for-sale securities, net of tax, of $24.
RESULTS OF OPERATIONS
Net Income
For the first three months of 2007, consolidated net income was $512, compared to $621 for the same period in 2006. Consolidated income before income taxes for the three months ended March 31, 2007 was $683, compared to $914 for the same period in 2006, a decrease of $231 or 25.3%. The decrease in pretax income during the first three months of 2007 was impacted by expenses associated with expanding into markets in Williamson and Rutherford Counties and loan growth, which contributed to the increase in provisions for loan losses and cost of funds. Interest income for the first three months of 2007 was $7,689, compared to $5,499 for the same period in 2006, an increase of $2,190. The increase in interest income was primarily due to the Bank’s overall asset growth, specifically loan growth. The growth in interest income was offset in part by the increase in noninterest expense as a result of the Company’s expansion efforts into Williamson and Rutherford Counties. Interest expense also increased when compared to the first quarter of 2006 as a result of the increase in the Bank’s cost of funds due to continued competitive pricing pressures experienced by the Company and growth in interest bearing deposits. Basic income and diluted income per common share for the first three months of 2007 were $0.17 and $0.16, compared to $0.22 and $0.21 for the first three months of 2006 and were impacted by the issuance of 273,090 shares in our stock offering during the fourth quarter of 2006 and first quarter 2007.

RESULTS OF OPERATIONS (continued)
Average Balance Sheets, Net Interest Revenue
Changes in Interest Income and Interest Expense
The following table shows the average daily balances of each principal category of assets, liabilities and stockholders’ equity of the Company, an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the three month periods ended March 31, 2007 and 2006.

	(In Thousands of Dollars)
	March 31, 2007			March 31, 2006			Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume(1)	Rate	Total

Gross loans (2) and (3)	$364,488	7.92%	$7,221	$276,291	7.36%	$5,085	$1,623	$513	$2,136

Securities available for sale (5)	40,569	4.34%	440	33,688	4.14%	349	71	20	91

Federal funds sold and other	1,830	6.12%	28	4,798	5.42%	65	(40)	3	(37)

Total interest-earning assets	406,887	7.56%	7,689	314,777	6.99%	5,499	1,654	536	2,190

Cash and due from banks	7,977			7,867
Other nonearning assets	20,169			15,914
Allowance for loan losses	(4,349)			(3,338)

Total assets	$430,684			$335,220

Deposits:
NOW & money market investments	$49,459	2.72%	$336	$49,682	1.90%	$236	$(1)	$101	$100
Savings	8,960	1.34%	30	9,184	1.31%	30	(1)	1	0
Time deposits $100,000 and over	117,977	5.26%	1,551	85,390	4.56%	973	371	207	578
Other time deposits	163,245	5.19%	2,119	118,041	3.83%	1,130	433	556	989

Total interest-bearing deposits	339,641	4.75%	4,036	262,297	3.61%	2,369	802	865	1,667

Other borrowings (6)	24,362	5.81%	354	18,073	5.22%	236	82	36	118

Total interest-bearing liabilities	364,003	4.82%	4,390	280,370	3.72%	2,605	884	901	1,785

Noninterest-bearing liabilities	33,940			30,628

Total liabilities	397,943			310,998

Shareholders’ equity	32,741			24,222

Total liabilities and shareholders’ equity	$430,684			$335,220

Net interest income			$3,299			$2,894	$770	$(365)	$405

Net interest margin (4)		3.24%			3.68%

(1)	Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

(2)	Interest income includes fees on loans of $303 in 2007 and $191 in 2006.

(3)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

(4)	Net interest income to average interest-earning assets.

(5)	Amortization cost is included in the calculation of yields on securities available for sale.

(6)	FHLB advances, federal funds purchased and subordinate debenture interest is included in other borrowings.

RESULTS OF OPERATIONS (continued)
Net Interest Income
Net interest income after the provision for loan losses for the first three months of 2007 was $2,974 compared to $2,638 for the first three months of 2006. The increase of $336 was due primarily to continued growth in the Bank’s loan portfolio, which was funded primarily by deposit growth and FHLB advances.
Interest and fee income on loans for the first three months of 2007 was $7,221, an increase of $2,136, or 42.0%, compared to the first three months of 2006. The increase in interest income is due to the increase in interest rates and higher average balances on loans.
Interest income from securities and short-term funds increased to $468 in the first three months of 2007, from $414 in the same period in 2006. The increase in interest income was also the result of higher average balances on the investment portfolio and the short maturity structure on securities that provided opportunities to reinvest in higher-yield bonds.
Interest expense totaled $4,390 in the first three months of 2007, compared to $2,605 in the same period of 2006, an increase of $1,785. The increase in interest expense was due to deposit growth in higher cost deposits. Interest expense on time deposits over $100,000 was $1,551 in the first three months of 2007, compared to $973 in the first three months of 2006. The increase of $578 was due to a 64.2% change in volume and a 35.8% change in interest rates.
In the first three months of 2007, the yield on interest earning assets, including loan fees, increased to 7.56%, compared to 6.99% for the same period in 2006. The cost of interest bearing liabilities has followed the same trend but with a higher percentage increase, increasing to 4.82% for the first three months of 2007, up from 3.72% for the same period in 2006. The Bank’s net interest margin for the first three months of 2007 was 3.24%, compared to 3.68% for the same period in 2006.
Provisions for Loan Losses
In the first three months of 2007, the Bank recorded a provision for loan loss of $325, compared to $256 for the same period in 2006. The increase was due to continued growth in the Bank’s loan portfolio. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experiences of the Bank and of other similar community financial institutions. Other factors considered by management include the composition of the loan portfolio, economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. Based on analysis of the allowance for loan losses, allowance to total loans was 1.22% at March 31, 2007 compared to 1.24% at March 31, 2006. Net charge-offs for the first three months of 2007 were $31, compared to $10 in the first three months of 2006. At March 31, 2007, the Bank had 27 loans totaling $1,235 in nonaccrual status, compared to three loans totaling $113 on March 31, 2006.
The Bank had no accruing loans more than 90 days delinquent on March 31, 2007. Management believes the allowance for loan losses at March 31, 2007 is adequate to absorb probable losses in the loan portfolio.

RESULTS OF OPERATIONS (continued)
Noninterest Income
Total noninterest income for the first three months of 2007 was $866, up from $640 for the same period in 2006. Service charge on deposits totaled $363 for the three months ended in 2007 compared to $347 for the same period in 2006. The increase in service charge income was due to the increase in NSF income and visa check income. The Bank originates and sells long-term fixed rate mortgages and the related servicing. Mortgage loans originated and sold generated $253 in gains for the three months ended March 31, 2007 as compared to $157 for the same period in 2006. Income from mortgage loans originated and sold was positively impacted in 2007 by increasing our mortgage origination staff. The increase in other non interest income was fees collected from the Bank offering investment service products and by purchasing other equity investments.
The table below shows noninterest income for March 31.

	2007	2006
Service charge on deposit accounts	$363	$347
Mortgage banking activities	253	157
Other:
Investment service income	79	49
Other equity investment income	61	11
BOLI income	33	35
ATM income	23	17
Other	54	24

Total noninterest income	$866	$640

Noninterest Expense
Noninterest expenses totaled $3,157 for the first three months of 2007, compared with $2,364 for the same period of 2006. During 2007 and 2006, noninterest expenses have increased as the Bank has grown. The growth in noninterest expenses throughout 2006 and in the first three months of 2007 is attributable primarily to salaries and other operating expenses associated with growth of the Bank including adding an additional branch in Maury County and expanding into Williamson and Rutherford Counties. Other operating expenses include data processing, advertising, occupancy and IT expenses. Salaries and employee benefits increased $416, or 33.6%, for the first three months of 2007 compared with the same period in 2006 as the Company’s number of full time equivalent employees increased from 77 to 105 between March 31, 2006 and March 31, 2007. Also included in salary and employee benefit expense for the 2007 period is $60 compensation expense related to stock options compared to $43 in the first three months of 2006. As of March 31, 2007, data processing expenses were $190, compared to $161 for the same period in 2006. Management currently expects that noninterest expenses will continue to increase moderately during 2007 in conjunction with the growth of the Bank, but should decline as a percentage of average assets as the Bank continues to experience operating efficiencies as its growth continues.

RESULTS OF OPERATIONS (continued)
The table below shows noninterest expense for March 31.

	2007	2006
Salaries and employee benefits	$1,655	$1,239
Occupancy	185	125
Furniture and equipment	157	123
Data processing fees	190	161
Advertising and public relations	120	98
Other:
Loan expense	43	34
Legal	20	40
Audit and accounting fees	73	54
Postage and freight	71	57
Office and IT supplies	62	40
Equipment and software maintenance	53	21
Telephone	32	23
ATM expense	76	46
Other	420	303

Total noninterest expense	$3,157	$2,364

Income Taxes
The effective tax rate for the first quarter of 2007 was 25.04%, compared to 32.06% during the same period in 2006. The change in the effective tax rate for 2007 and 2006 was largely due to state net operating losses (NOLs) created in 2007 and 2006 and the Bank’s investment in a project that qualifies for the New Markets Tax Credits program in 2006.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity refers to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the Statement of Cash Flows, the Company’s main source of cash flow is from receiving deposits from its customers and, to a lesser extent, repayment of loan principal and interest income on loans and investments, sales of Company stock, FHLB advances, and federal funds purchases.
The primary uses of cash are lending to the Company’s borrowers and investing in securities and short-term interest-earning assets. During the first three months of 2007, loan demand was funded by growth in local deposits, national market time deposits, and brokered deposits. The bank anticipates using these sources to fund future loan growth. Other potential sources of liquidity include the sale of available-for-sale securities from the Bank’s securities portfolio, the sale of loans, or repurchase agreements.

LIQUIDITY AND CAPITAL RESOURCES (continued)
At March 31, 2007 and December 31, 2006, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

						To Be Well
						Capitalized Under
				For Capital		Prompt Corrective
		Actual		Adequacy Purposes		Action Provisions
March 31, 2007	Amount		Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Bank	$44,496		10.94%	$32,540	8.00%	$40,675	10.00%
Consolidated	47,067		11.56%	32,582	8.00%	40,727	10.00%

Tier 1 to risk weighted assets
Bank	$39,943		9.82%	$16,270	4.00%	$24,405	6.00%
Consolidated	42,514		10.44%	16,291	4.00%	24,436	6.00%

Tier 1 to average assets
Bank	$39,943		9.29%	$17,198	4.00%	$21,498	5.00%
Consolidated	42,514		9.85%	17,267	4.00%	21,584	5.00%

December 31, 2006
Total Capital to risk weighted assets
Bank	$41,635		10.91%	$30,526	8.00%	$38,158	10.00%
Consolidated	42,978		11.25%	30,560	8.00%	38,200	10.00%

Tier 1 to risk weighted assets
Bank	$37,376		9.80%	$15,263	4.00%	$22,895	6.00%
Consolidated	38,719		10.14%	15,280	4.00%	22,920	6.00%

Tier 1 to average assets
Bank	$37,376		9.16%	$16,320	4.00%	$20,400	5.00%
Consolidated	38,719		9.45%	16,384	4.00%	20,481	5.00%
As discussed above, total shareholders’ equity increased $3,819, to $34,476 at March 31, 2007, from $30,657 at December 31, 2006. This increase was due to the Company’s net income of $512 for the first quarter of 2007 and the issuance of 300 shares of common stock under the stock option plan for $7. Net proceeds of $3,912 from the issuance of 131,397 shares of common stock from a stock offering also positively impacted shareholder’s equity. The change also included cash dividends declared of $696, stock-based compensation of $60, and an increase in the fair value of available-for-sale securities, net of tax, of $24.
The Company began a stock offering on December 6, 2006, to provide additional capital of $10,500. As of December 31, 2006, the Company sold 125,460 shares of common stock for net proceeds after expenses of $3,761. In 2007 net proceeds collected were $3,912. As of March 31, 2007, a total of 273,090 shares had been sold by the Company for total net proceeds of $7,673.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management uses a gap simulation model that takes cash flows into consideration. These include mortgage backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing the Bank’s pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis, the model considers deposit rate movements to determine what percentage of interest bearing deposits are actually repriceable within a year. Our cumulative one-year gap position at March 31, 2007 was 0.46% of total assets. Our policy states that our one-year cumulative gap should not exceed 20% of total assets.
As of March 31, 2007, approximately $290,653 of $413,688 in interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $276,409, or 73.6%, of total loans. The Bank has $18,854 in loans maturing or repricing after five years. As of March 31, 2007, the Bank has approximately $252,805 in time deposits maturing or repricing within one year.
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
To truly evaluate the impact of rate change on income, the rate shock simulation of interest income is the best technique because variables are changed for the various rate conditions. Each category of earning assets and liabilities interest change is calculated as rates ramp up and down. In addition, the prepayment speeds and repricing speeds are changed. Rate shock is a method for stress testing the net interest margin over the next four quarters under several rate change levels. These levels span four 100 basis point increments up and down from the current interest rate. Our policy guideline is that net interest income maximum percentage change cannot exceed plus or minus 10% on a 100 basis point change and cannot exceed plus or minus 15% on a 200 basis point change.
The following illustrates the effects on net interest income of shifts in market interest rates from the rate shock simulation model:
March 31, 2007

Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease in net interest income)	7.77%	3.91%	(3.08%)	(6.22%)
The was no significant impact on net interest income in the rate shock simulation of interest income for March 31, 2007.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
Our Economic Value of Equity simulation measures our long-term interest rate risk. The economic value is the difference between the market value of the assets and the liabilities and, technically, it is the liquidation value of the Bank. The technique is to apply rate changes and compute the value. The slope of the change between shock levels is a measure of the volatility of value risk. The slope is called duration. The greater the slope, the greater the impact or rate change on the Bank’s long-term performance. Our policy guideline is that the maximum percentage change on economic value of equity cannot exceed plus or minus 10% on a 100bp change and cannot exceed plus or minus 20% on a 200bp change. The following illustrates our equity at risk in the economic value of equity model:
March 31, 2007

Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease in equity at risk)	(5.90%)	(2.90%)	2.20%	3.60%
There was no significant impact on equity at risk in the economic value of equity simulation for March 31, 2007.
One of management’s objectives in managing the Bank’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities.

ITEM 4T. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
The Company’s bank subsidiary is a defendant in a suit in Maury County Circuit Court, Holloway et al. v. Evers. Et al, filed May 31, 2005 in which the plaintiff alleges that a bank loan officer disclosed the plaintiff’s loan history at the bank to the plaintiff’s two partners in a real estate development, who subsequently forced plaintiff to sell his interest to them. Plaintiff alleges causes of action for tortious interference with contract, breach of common law fiduciary duty, and violation of the Financial Records Privacy Act. Plaintiff seeks $5,000,000 in compensatory damages and $5,000,000 in punitive damages, jointly and severally, from the bank and his two partners. The Company believes the claim is without merit, intends to vigorously defend the suit, and does not believe the ultimate disposition of the suit will have a material adverse effect on its financial condition or results of operation. In the second quarter of 2006, the trial court granted the co-defendants summary judgment. If this judgment is upheld on appeal, the Bank anticipates that Plaintiffs will voluntarily dismiss the case as to the Bank.
ITEM 1A. RISK FACTORS
There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.
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

Community First, Inc. (Registrant)

May 15, 2007 (Date)	/s/ Marc R. Lively Marc R. Lively, Chief Executive Officer/President

May 15, 2007 (Date)	/s/ Dianne Scroggins Dianne Scroggins, Chief Financial Officer