Form 10-Q
period 2007-06-30
COMMUNITY FIRST INC
filed 2007-08-14
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT
FOR THE TRANSITION PERIOD                      TO
Commission File Number 000-49966
COMMUNITY FIRST, INC.
(Exact Name of Registrant as Specified in its Charter)

Tennessee	04-3687717

(State or other jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
organization)

501 South James M. Campbell Blvd.
Columbia, Tennessee	38401

(Address of Principal Executive Offices)	(Zip Code)
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
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding (no par value): 3,168,663 shares of common stock, no par value per share, as of August 13, 2007

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Community First, Inc.
Consolidated Balance Sheets

	(Unaudited)
	June 30,	December 31,
($ amounts in thousands, except share data)	2007	2006

Assets
Cash and due from banks	$9,628	$13,886
Federal funds sold	99	1,187

Cash and cash equivalents	9,727	15,073
Securities available for sale	39,274	35,211
Loans held for sale	4,163	3,981
Loans	392,432	348,973
Allowance for loan losses	(4,695)	(4,259)

Net loans	387,737	344,714

Federal Home Loan Bank stock	1,058	905
Premises and equipment	13,712	10,880
Accrued interest receivable	2,516	2,376
Other assets	9,225	8,253

Total Assets	$467,412	$421,393

Liabilities and Shareholders’ Equity

Deposits:
Noninterest-bearing	$34,126	$34,001
Interest-bearing	365,025	332,765

Total Deposits	399,151	366,766

Federal Home Loan Bank advances	17,000	13,000
Subordinated debentures	8,000	8,000
Federal funds purchased	4,741	—
Accrued interest payable	2,396	2,176
Other liabilities	663	794

Total Liabilities	431,951	390,736

Shareholders’ equity:
Common stock, no par value. Authorized 5,000,000 shares; issued 3,166,313 shares at June 30, 2007 and 3,015,886 shares at December 31, 2006	26,487	21,989
Retained earnings	9,324	8,730
Accumulated other comprehensive income (loss)	(350)	(62)

Total Shareholders’ Equity	35,461	30,657

	$467,412	$421,393

See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
($ amounts in thousands, except earnings per share)	2007	2006	2007	2006

Interest income:
Loans, including fees	$15,013	$10,776	$7,792	$5,691
Taxable securities	797	642	413	345
Tax-exempt securities	116	104	58	52
Federal funds sold and other	77	119	36	43

Total interest income	16,003	11,641	8,299	6,131

Interest expense:
Deposits	8,316	5,145	4,280	2,776
FHLB advances and federal funds purchased	439	233	241	134
Subordinated debentures	314	285	158	148

Total interest expense	9,069	5,663	4,679	3,058

Net interest income	6,934	5,978	3,620	3,073
Provision for loan losses	535	531	210	275

Net interest income after provision for loan losses	6,399	5,447	3,410	2,798

Noninterest income:
Service charges on deposit accounts	756	729	393	382
Mortgage banking activities	580	305	300	148
Gain of sale of land	0	390	0	390
Other	351	274	143	149

Total noninterest income	1,687	1,698	836	1,069

Noninterest expense:
Salaries and employee benefits	3,299	2,536	1,644	1,297
Occupancy	381	251	196	126
Furniture and equipment	324	254	167	131
Data processing fees	379	329	189	168
Advertising and public relations	304	244	184	146
Other	1,635	1,298	785	680

Total noninterest expenses	6,322	4,912	3,165	2,548

Income before income taxes	1,764	2,233	1,081	1,319
Income taxes	474	680	303	387

Net income	1,290	1,553	778	932

Other comprehensive income:
Unrealized gains (losses) on securities, net	(288)	(132)	(312)	(85)

Comprehensive income	$1,002	$1,421	$466	$847

Earnings per share
Basic	$0.41	$0.54	$0.25	$0.32
Diluted	0.40	0.52	0.24	0.31

Weighted average shares outstanding
Basic	3,123,682	2,875,688	3,163,467	2,876,559
Diluted	3,227,568	2,979,474	3,267,885	2,984,195
Dividends per share	$0.22	$0.20	$0.22	$0.20
See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
Six Months Ended June 30, 2007
(Unaudited)
($ amounts in thousands, except per share amounts)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income (Loss)	Equity
Balance at January 1, 2007	3,015,886	$21,989	$8,730	$(62)	$30,657
Stock offering, net of issuance cost	147,630	4,380	—	—	4,380
Exercise of stock options	500	12	—	—	12
Tax benefit arising from the exercised stock options	—	1	—	—	1
Stock-based compensation Restricted stock grants	2,297	8	—	—	8
Stock options	—	97	—	—	97
Cash dividend declared ($.22 per share)	—	—	(696)	—	(696)
Comprehensive income
Net income	—	—	1,290	—	1,290
Other comprehensive income
Change in unrealized gain (loss) on securities available for sale, net	—	—	—	(288)	(288)

Total comprehensive income					1,002

Balance at June 30, 2007	3,166,313	$26,487	$9,324	$(350)	$35,461

See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 and 2006
(Unaudited)

	Six Months Ended
	June 30,
($ amounts in thousands )	2007	2006

Cash flows from operating activities
Net income	$1,290	$1,553
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	361	240
Amortization and (accretion)	(23)	5
Provision for loan losses	535	531
Mortgage loans originated for sale	(39,650)	(17,351)
Proceeds from sale of mortgage loans	40,048	17,699
Gain on sale of loans	(580)	(305)
Federal Home Loan Bank stock dividends	(14)	(20)
Increase in accrued interest receivable	(140)	(298)
Increase in accrued interest payable	220	593
Gain on sale of land	—	(390)
Compensation expense under stock based compensation	105	85
Tax benefit on exercise of stock options	(1)	(18)
Other, net	(636)	(245)

Net cash from operating activities	1,515	2,079

Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(9,082)	(2,801)
Other	(3,999)	(11,950)
Maturities, prepayments, and calls:
Mortgage-backed securities	1,084	510
Other	7,500	6,000
Purchase of Federal Home Loan Bank stock	(139)	(130)
Net increase in loans	(43,936)	(43,767)
Proceeds from sale of other real estate owned	82	134
Additions to premises and equipment	(3,193)	(1,379)

Net cash from investing activities	(51,683)	(53,383)

Cash flows from financing activities
Increase in deposits	32,385	27,431
Proceeds from Federal Home Loan Bank advances	5,000	3,000
Payments on Federal Home Loan Bank and other debt	(1,000)	—
Proceeds from federal funds purchased	4,741	5,000
Proceeds from issuance of common stock	4,380	—
Proceeds from stock option exercises	12	59
Cash paid for dividends	(696)	(575)

Net cash from financing activities	44,822	34,915

Net change in cash and cash equivalents	(5,346)	(16,389)
Cash and cash equivalents at beginning of period	15,073	25,726

Cash and cash equivalents at end of period	$9,727	$9,337

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$8,849	$5,070
Income taxes	880	660
Supplemental noncash disclosures
Transfer from loans to repossessed assets	378	—
See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)
(dollars in thousands, except share and per share amounts)
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
The consolidated financial statements include Community First, Inc. (the “Company”) and each of its subsidiaries. Community First Bank & Trust, a Tennessee chartered bank (the “Bank”), is the Company’s only wholly-owned subsidiary. The Bank’s sole subsidiary is Community First Title, Inc., a Tennessee chartered and regulated title insurance company. CFBT Investments, Inc. is the wholly-owned subsidiary of Community First Title, Inc. and is the parent of Community First Properties, Inc., which was established as a Real Estate Investment Trust pursuant to Internal Revenue Service regulations. Intercompany transactions and balances are eliminated in consolidation. Footnote tables are presented in thousands, except share and per share data.
The unaudited consolidated financial statements as of June 30, 2007 and for the six month periods ended June 30, 2007 and 2006 have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ( the “SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the 2006 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC.
NOTE 2. ADOPTION OF NEW ACCOUNTING STANDARDS
The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007, and determined there was no need to make an adjustment to retained earnings due to adoption of this Interpretation. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals existed as of January 1, 2007. The Company and its subsidiaries file a consolidated U.S. federal income tax return and a combined unitary return in the state of Tennessee. These returns are subject to examination by taxing authorities for all years after 2002.
In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (“EITF No. 06-4”). EITF No. 06-4 requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after a participant’s employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)
terms of the underlying agreement. EITF No. 06-4 is effective for fiscal years beginning after December 15, 2007. The Company has not completed its evaluation of the impact of adoption of EITF No. 06-4.
FASB Emerging Issues Task Force Issue No. 06-5, Accounting for Purchases of Life Insurance (“EITF No. 06-5”) requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. EITF No. 06-5 also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, EITF No. 06-5 discusses whether the cash surrender value should be discounted when the policy holder is contractually limited in its ability to surrender a policy. EITF No. 06-5 is effective for fiscal years beginning after December 15, 2006. The Company adopted of EITF No. 06-5 on January 1, 2007. The adoption had no impact on the Company’s financial statements.
In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements, with the intent of increasing consistency and comparability in fair value measures and providing financial users with better information about the extent to which fair value is sued and the effect of air value measures one earnings for the periods reported. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of SFAS No. 157, however; does not plan to adopt it at this time.
In February 2007 the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value with an objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. Management is currently evaluating the impact of SFAS No. 159, and plans to adopt on January 1, 2008.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)
NOTE 3. ALLOWANCE FOR LOAN LOSS
Transactions in the allowance for loan losses for the six months ended June 30, 2007 and 2006 were as follows:

	Six Months	Six Months
	Ended	Ended
	June 30, 2007	June 30, 2006

Beginning Balance	$4,259	$3,268

Add (deduct):
Losses charged to allowance	(117)	(29)
Recoveries credited to allowance	18	18
Provision for loan losses	535	531

Ending Balance	$4,695	$3,788

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)
NOTE 4. EARNINGS PER SHARE
      In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities, stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The factors used in the earnings per share computation for the three and six month periods ended June 30, 2007 and 2006 are as follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2007	2006	2007	2006
Basic
Net income	$1,290	$1,553	$778	$932

Weighted average common shares outstanding	3,123,682	2,875,688	3,163,467	2,876,559

Basic earnings per common share	$0.41	$0.54	$0.25	$0.32

Diluted
Net income	$1,290	$1,553	$778	$932

Weighted average common shares outstanding for basic earnings per common share	3,123,682	2,875,688	3,163,467	2,876,559
Add: Dilutive effects of assumed exercise of stock options	103,886	103,786	104,418	107,636

Average shares and dilutive potential common shares	3,227,568	2,979,474	3,267,885	2,984,195

Diluted earnings per common share	$0.40	$0.52	$0.24	$0.31

Stock options for 39,250 and 6,000 shares of common stock were not considered in computing diluted earnings per share for the three and six months ended June 30, 2007 and 2006 because they were antidilutive.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2007
(Unaudited)
NOTE 5. SUBSEQUENT EVENT
On August 1, 2007, the Company entered into Agreement and Plan of Reorganization and Share Exchange (the “Reorganization Agreement”) with The First National Bank of Centerville, a national banking association headquartered in Centerville, Tennessee (“First National”). Under the terms of the Reorganization Agreement, the Company will acquire all of the outstanding shares of the common stock of First National in exchange for the payment of $22,800,000 in cash. Following the exchange, First National will become a wholly-owned subsidiary of the Company. The transaction remains subject to various closing conditions, including (i) approval of the Reorganization Agreement by First National’s shareholders, (ii) receipt of all requisite regulatory approvals, (iii) First National having a minimum net worth (calculated in accordance with the Reorganization Agreement) of $15,100,000 and (iv) the Company raising sufficient additional capital to consummate the transactions contemplated by the Reorganization Agreement. The Reorganization Agreement also contains certain termination rights for both the Company and First National.
Selected financial information of First National as of June 30, 2007 is as follows:

Unaudited
June 30, 2007
Assets:
Cash and cash equivalents	$2,960
Securities available for Sale	54,949
Fed funds sold	1,896
Loans, net	40,512
Premises and fixed assets	823
Other assets	1,455

Total Assets	$102,595

Liabilities:
Deposits	$87,202
Other liabilities	446

Total Liabilities	$87,648

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
($ amounts in thousands, except share data)
The following discussion compares the financial condition of Community First, Inc. (the “Company”) at June 30, 2007, to December 31, 2006, and the results of operations for the six months and three months ended June 30, 2007 and 2006. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.
Certain of the statements made herein, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors”, in this document and the following:
•	the effects of future economic or business conditions nationally and in our local market;

•	our potential growth, including our entrance or expansion into new markets, and the need for sufficient capital to support that growth;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	changes in accounting policies, rules and practices;

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	risks associated with our failure to successfully complete the acquisition of First National; and

•	risks associated with the successful integration of the Company and First National following the completion of the acquisition, including the risk that cost savings and any revenue synergies from the acquisition may not be realized or may take longer than anticipated and the risk of potential disruption associated with the acquisition with respect to customers, suppliers or employee relationships.

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other circumstances, many of which may be beyond our control.
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
The allowance for loan losses is maintained at a level management believes will be adequate to absorb losses on existing loans that may become uncollectible. Provision to and adequacy of the allowance for loan losses are based on the evaluation of the loan portfolio utilizing objective and subjective criteria. The objective criteria primarily include an internal grading system and specific allocation for impaired loans. The Company also utilizes a peer group analysis and a historical analysis to validate the overall adequacy of the allowance for loan losses. The subjective criteria take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, review of specific problem loans, and business conditions that may affect the borrowers’ ability to pay, the value of the property securing the loans, and other relevant factors.

Changes in any of these criteria or the availability of new information could require adjustments of the allowance for loan losses in future periods. No portion of the Company’s allowance for loan losses is restricted to any individual loan or group of loans, and the entire allowance for loan losses is available to absorb losses from any and all loans.
A loan is impaired when full payment under the loan terms is not expected. Commercial and commercial real estate loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported at the net present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.
The accrual of interest on impaired loans is discontinued when, in management’s opinion, the borrower may be unable to meet payments as they come due. When interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.
FINANCIAL CONDITION
Total assets as of June 30, 2007 increased 10.9%, or $46,019, to $467,412, compared to $421,393 at December 31, 2006. The primary reason for the increase in total assets was continued loan demand, which resulted in solid loan growth during the first six months of 2007. The increase in total assets was funded by the continued growth of new deposit accounts as well as obtaining national market time deposits, broker deposits, public fund deposits, fed funds purchased, and Federal Home Loan Banks advances.
Net loans of $387,737 (excluding mortgage loans held for sale) increased by $43,023, or 12.5%, in the first six months of 2007, from $344,714 at December 31, 2006. At June 30, 2007, cash and cash equivalents were $9,727, a decrease of $5,346 from $15,073 at December 31, 2006. Total deposits of $399,151 increased by $32,385, or 8.8%, in the first six months of 2007, from $366,766 at December 31, 2006.
Loans
Total loans (excluding mortgage loans held for sale) at June 30, 2007 were $392,432, compared to $348,973 at December 31, 2006, an increase of $43,459. Most of the net loan growth in the first six months of 2007 was in 1-4 family residential real estate, construction loans. Loans secured by 1-4 family real estate increased $11,460 and real estate construction loans increased $29,568. The real estate construction loan growth was primarily due to the Company’s expansion into the Williamson and Rutherford County markets.

FINANCIAL CONDITION (continued)
Set forth below is a table showing the amount and breakdown of the Company’s loans at June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
Real estate
Construction	$123,272	31.4%	$93,704	26.9%
1-4 family residential	107,769	27.5%	96,309	27.6%
Commercial	87,166	22.2%	90,147	25.8%
Other	5,482	1.4%	3,009	0.9%
Commercial, financial and agricultural	47,930	12.2%	46,942	13.4%
Consumer	12,532	3.2%	11,560	3.3%
Other	8,281	2.1%	7,302	2.1%

Total (1)	$392,432	100.0%	$348,973	100.0%

(1)	Does not include mortgage loans held for sale on June 30, 2007 and December 31, 2006.
Of the total loans in the portfolio at June 30, 2007, approximately $200,136, or 51.0%, are at a variable rate of interest, and $192,296, or 49.0%, are at a fixed rate. Of the total loans, $235,599, or 60.0%, mature or are able to be repriced within 12 months. Only $18,247, or 4.7%, of the Bank’s total loans mature or reprice in more than five years.
On June 30, 2007, the Company’s loan to deposit ratio (including loans held for sale) was 99.4%, compared to 96.2% at December 31, 2006. The loan-to-assets ratio (including loans held for sale) was 84.8% at June 30, 2007, compared to 83.8% at December 31, 2006. Management currently anticipates loan demand to remain strong in the Company’s current market area, especially in construction and commercial loans.
Securities Available for Sale
Set forth below is a table showing the amount and breakdown of the Company’s securities available for sale at June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
U.S. Government sponsored entities	$16,299	41.5%	$19,776	56.2%
Mortgage-backed securities	15,498	39.5%	7,857	22.3%
State and municipals	5,964	15.2%	6,092	17.3%
Other debt securities	1,513	3.8%	1,486	4.2%

Total	$39,274	100.0%	$35,211	100.0%

As of June 30, 2007, securities increased $4,063 to $39,274, compared with $35,211 at December 31, 2006. Management has maintained the portfolio at 8.4% of total assets at each of June 30, 2007 and December 31, 2006. The Company’s investment portfolio is used to provide yield, liquidity and for pledging purposes to secure public fund deposits.

FINANCIAL CONDITION (continued)
Other Assets
The Bank invested $3,500,000 into bank-owned life insurance “BOLI” in 2006. This insurance, which is a split-dollar plan, provides life insurance and associated cash values on the Bank’s key officers and employees. Increases in cash values of the insurance are included in noninterest income.
Deposits
The Company relies on the Bank to have a growing deposit base to fund loan and other asset growth. Total deposits were $399,151 at June 30, 2007, compared to $366,766 at December 31, 2006, an increase of $32,385. The following table sets forth the composition of the deposits at June 30, 2007 and December 31, 2006.

	June 30, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$34,127	8.6%	$34,001	9.3%
Interest-bearing demand accounts	58,430	14.6%	46,530	12.7%
Savings accounts	9,641	2.4%	8,921	2.4%
Time deposits greater than $100,000	124,062	31.1%	114,480	31.2%
Other time deposits	172,891	43.3%	162,834	44.4%

Total	$399,151	100.0%	$366,766	100.0%

The majority of the deposits continue to be in time deposits. Time deposits (certificate of deposits and IRAs) totaled $296,953, or 74.3% of deposits as of June 30, 2007. Time deposits greater than $100,000 increased $9,582 over December 31, 2006. The increase in time deposits greater than $100,000 was from personal and variable rate time deposits. Time deposits less than $100,000 increased by $10,057 from December 31, 2006. The Bank advertised special time deposit rates in 2007 that increased personal time deposits. At June 30, 2007, national market time deposits totaled $72,196, with a weighted average rate of 5.50%. Total broker time deposits were $24,044, with a weighted average rate of 5.03%. Broker deposits and national market deposits accounted for 24.1% of total deposits. On a variable rate time deposit the interest rate can change one time over the term of the deposit. Total variable rate time deposits were $31,957 at June 30, 2007 with a weighted average rate of 5.30%, compared to $23,426 at December 31, 2006 with a weighted average rate of 5.26%. Time deposits maturing within one year were $276,823, or 93.2% of total time deposits at June 30, 2007. The weighted average cost of all deposit accounts, including noninterest bearing accounts was 4.40% in the first six months of 2007. The weighted average rate on time deposits as of June 30, 2007 was 5.27%. Management expects to seek short-term time deposit funding to match variable rate loans. These efforts, if successful, should reduce interest rate risk. The Bank has introduced a free checking account product and has expanded into Williamson and Rutherford Counties to access lower cost business accounts. Due to competitive pricing pressures in the Bank’s new and existing markets, the Bank is pursuing additional funding at a slightly higher interest rate in national and brokered deposits markets.
Federal Home Loan Bank Advances
As of June 30, 2007, the Company had borrowed $12,000 in fixed rate advances from the Federal Home Loan Bank (“FHLB”) and $5,000 in variable rate short term borrowings. The Company had

FINANCIAL CONDITION (continued)
$35,189 available for future borrowings. The fixed interest rates on these advances ranged from 3.47% to 5.67% at June 30, 2007. At June 30, 2007, the weighted average rate of these advances was 5.13%, and the weighted average remaining maturity was 13.5 months. These borrowings are secured by a portion of the loan portfolio that is secured by 1-4 family residential properties, commercial real estate, and home equity lines of credit. At June 30, 2007, undrawn standby letters of credit with FHLB totaled $9,000. The letters of credit are used as a pledge to the State of Tennessee Bank Collateral Pool.
Shareholders Equity
Total shareholders’ equity increased $4,804, to $35,461 at June 30, 2007, from $30,657 at December 31, 2006. The significant factors that changed shareholders’ equity the first six months of 2007 were net proceeds of $4,380 from the issuance of 147,630 shares of common stock from a stock offering and net income of $1,290 which positively impacted shareholder’s equity. Offsetting these increases was a declared cash dividend $696 and a decrease in the fair value of available-for-sale securities, net of tax, of $288.
RESULTS OF OPERATIONS
Net Income
For the first six months of 2007, consolidated net income was $1,290, compared to $1,553 for the same period in 2006. Consolidated income before income taxes for the six months ended June 30, 2007 was $1,764, compared to $2,233 for the same period in 2006, a decrease of $469 or 21.0%. The decrease in pretax income during the first six months of 2007 was primarily the result of the expenses associated with expanding into markets in Williamson and Rutherford Counties and the $390 gain on sale of land in 2006. Interest income for the first six months of 2007 was $16,003, compared to $11,641 for the same period in 2006, an increase of $4,362. The increase in interest income was primarily due to the Bank’s overall asset growth, specifically loan growth resulting in $3,456 additional interest income. Interest expense also increased when compared to the first six months of 2006 as a result of the increase in the Bank’s cost of funds due to continued competitive pricing pressures experienced by the Company and growth in interest bearing deposits including national market deposits and broker deposits. Basic income and diluted income per common share for the first six months of 2007 were $0.41 and $0.40, compared to $0.54 and $0.52 for the first six months of 2006. The reduction in income per common share reflects our issuance of 273,090 shares in our stock offering during the fourth quarter of 2006 and first half of 2007.
Income before income taxes for the second quarter of 2007 was $1,081, compared to $1,319 during the same period in 2006, a decrease of $238 or 18.0%. Net interest income after provisions for loan losses increased 21.9% while noninterest expense increased by 24.2% due to the expenses associated with expanding into markets in Williamson and Rutherford Counties. Furthermore a gain of $390 was recognized in the second quarter of 2006 for the sale of excess land. For the second quarter of 2007, consolidated net income was $778, compared to $932 for the same period in 2006. Reflecting the impact of our stock offering, basic income and diluted income per common share for the second quarter of 2007 were $0.25 and $0.24, compared to $0.32 and $0.31 for the same period in 2006.

RESULTS OF OPERATIONS (continued)
Average Balance Sheets, Net Interest Revenue
Changes in Interest Income and Interest Expense
The following table shows the average daily balances of each principal category of assets, liabilities and stockholders’ equity of the Company, an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the six month periods ended June 30, 2007 and 2006.

	(In Thousands of Dollars)
	June 30, 2007			June 30, 2006			Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume(1)	Rate	Total
Gross loans (2)	$375,324	8.00%	$15,013	$284,184	7.58%	$10,776	$3,456	$781	$4,237

Securities available for sale (4)	38,236	4.78%	913	34,564	4.32%	746	80	88	167

Federal funds sold and other	4,932	3.12%	77	6,589	3.61%	119	(30)	(12)	(42)

Total interest-earning assets	418,492	7.65%	16,003	325,337	7.16%	11,641	3,506	857	4,362

Cash and due from banks	8,215			6,878
Other nonearning assets	20,855			14,373
Allowance for loan losses	(4,484)			(3,483)

Total assets	$443,078			$343,105

Deposits:
NOW & money market investments	$52,363	2.83%	$740	$46,558	2.01%	$468	$58	$214	$272
Savings	9,213	1.35%	62	9,103	1.32%	60	0	2	2

Time deposits $100,000 and over	119,639	5.30%	3,170	88,643	5.67%	2,512	879	(221)	658

Other time deposits	165,336	5.25%	4,344	122,872	3.43%	2,105	728	1,511	2,239

Total interest-bearing deposits	346,551	4.80%	8,316	267,176	3.85%	5,145	1,665	1,506	3,171

Other borrowings (5)	27,191	5.54%	753	20,286	5.11%	518	177	59	235

Total interest-bearing liabilities	373,742	4.85%	9,069	287,462	3.94%	5,663	1,842	1,565	3,406

Noninterest-bearing liabilities	35,291			31,299

Total liabilities	409,033			318,761

Shareholders’ equity	34,045			24,344

Total liabilities and shareholders’ equity	$443,078			$343,105

Net interest income			$6,934			$5,978	$1,664	$(708)	$956

Net interest margin (3)		3.31%			3.67%

(1)	Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

(2)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

(3)	Net interest income to average interest-earning assets.

(4)	Amortization cost is included in the calculation of yields on securities available for sale.

(5)	FHLB advances, federal funds purchased and subordinate debenture interest is included in other borrowings.

RESULTS OF OPERATIONS (continued)
Net Interest Income
Net interest income after the provision for loan losses for the first six months of 2007 was $6,399 compared to $5,447 for the first six months of 2006. The increase of $952 was due primarily to continued growth in the Bank’s loan portfolio, which was funded primarily by deposit growth and FHLB advances and other borrowings. Net interest income after the provisions for loan losses for the second quarter of 2007 was $3,410 compared to $2,798 the second quarter of 2006, an increase of $612.
Interest and fee income on loans for the first six months of 2007 was $15,013, an increase of $4,237, or 39.3%, compared to $10,776 for the first six months of 2006. The increase in interest income is due to higher average balances on loans and the increase in interest rates. The second quarter 2007 interest and fee income was $7,792 compared with $5,691 the second quarter of 2006, an increase of $2,101, or 36.9%
Interest income from securities and short-term funds increased to $990 in the first six months of 2007, from $865 in the same period in 2006. The increase in interest income was also the result of higher average balances on the investment portfolio and the short maturity structure on securities that provided opportunities to reinvest in higher-yield bonds.
Interest expense totaled $9,069 in the first six months of 2007, compared to $5,663 in the same period of 2006, an increase of $3,406, or 60.1%. Second quarter interest expense was $4,679, compared to $3,058 in the same period of 2006, an increase of $1,621, or 53.0%. The increase in interest expense was due to deposit growth in higher cost deposits including national market deposits and broker deposits and funding with FHLB advances and other borrowings. Interest expense on time deposits over $100,000 was $3,170 in the first six months of 2007, compared to $2,512 in the first six months of 2006, an increase of $658. Interest expense on time deposits under $100,000 was $4,344 in the first six months of 2007, compared to $2,105 in the same period in 2006. The increase of $2,239 was due to $728 in changes in volume while $1,511 was the result of changes in interest rates.
In the first six months of 2007, the yield on interest earning assets, including loan fees, increased to 7.65%, compared to 7.16% for the same period in 2006. The cost of interest bearing liabilities has followed the same trend but with a higher percentage increase, increasing to 4.80% for the first six months of 2007, up from 3.85% for the same period in 2006. The Bank’s net interest margin for the first six months of 2007 was 3.31%, compared to 3.67% for the same period in 2006.
Provisions for Loan Losses
In the first six months of 2007, the Bank recorded a provision for loan loss of $535, compared to $531 for the same period in 2006. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses in 2007 is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss and delinquency experience of the Bank. Other factors considered by management include the composition of the loan portfolio, economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. As the Bank gains more historical loss experience, it continues to refine its

RESULTS OF OPERATIONS (continued)
allowance analysis to give more weight to that factor instead of relying on peer averages and other information. Based on our analysis the allowance for loan losses was 1.20% of total loans.
Net charge-offs for the first six months of 2007 were $99, compared to $11 in the first six months of 2006. At June 30, 2007, the Bank had 26 loans totaling $821 in nonaccrual status, compared to 27 loans totaling $1,059 on December 31, 2006. The Bank considered $268 in loans impaired at June 30, 2007, compared to $732 on December 31, 2006.
The Bank had no accruing loans more than 90 days delinquent on June 30, 2007. Management believes the allowance for loan losses at June 30, 2007 is adequate to absorb probable losses in the loan portfolio.
Noninterest Income
Total noninterest income for the first six months of 2007 was $1,687, down from $1,698 for the same period in 2006. The reduction in other noninterest income for the six and three month period of 2007 and 2006 was primarily the result of a $390 gain on a sale of excess land in 2006 which was not in the bank’s ordinary course of business. Service charge on deposits totaled $756 for the six months ended in 2007 compared to $729 for the same period in 2006. The increase in service charge income was due to the increase in NSF income and visa check income. The Bank originates and sells long-term fixed rate mortgages and the related servicing. Mortgage loans originated and sold generated $580 in gains for the six months ended June 30, 2007 as compared to $305 for the same period in 2006. Income from mortgage loans originated and sold was positively impacted in 2007 by increasing our mortgage origination staff. The increase in other non interest income was fees collected from the Bank offering investment service products and by purchasing other equity investments.
The table below shows noninterest income for the six and three months ended June 30, 2007 and 2006.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Service charge on deposit accounts	$756	$729	$393	$382
Mortgage banking activities	580	305	300	148
Other:
Investment service income	114	119	35	70
Other equity investment income	77	3	30	3
BOLI income	67	71	34	36
ATM income	47	35	24	18
Other	46	436	20	412

Total noninterest income	$1,687	$1,698	$836	$1,069

Noninterest Expense
Noninterest expenses totaled $6,322 for the first six months of 2007, compared with $4,912 for the same period of 2006. During 2006 and the first six months and the three month period of 2007,

RESULTS OF OPERATIONS (continued)
noninterest expenses have increased as the Bank has grown. The growth in noninterest expenses throughout 2006 and in the first six months and the three month period of 2007 is attributable primarily to salaries and other operating expenses associated with growth of the Bank including adding an additional branch in Maury County and expanding into Williamson and Rutherford Counties. Other operating expenses include data processing, advertising, occupancy an IT expenses. Salaries and employee benefits totaled $3,299 in the first six months in 2007, compared to $2,536 in the same period in 2006, an increase of $763, or 30.1%. The Company’s number of full time equivalent employees increased from 87 to 110 between June 30, 2006 and June 30, 2007. Also included in salary and employee benefit expense for the 2007 period is $97 of compensation expense related to stock options compared to $84 in the first six months of 2006. Management currently expects that noninterest expenses will continue to increase moderately during 2007 in conjunction with the growth of the Bank, but should decline as a percentage of average assets as the Bank continues to experience operating efficiencies as its growth continues.
The table below shows noninterest expense for the three and six months ended June 30, 2007 and 2006.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Salaries and employee benefits	$3,299	$2,536	$1,644	$1,297
Occupancy	381	251	196	126
Furniture and equipment	324	254	167	131
Data processing fees	379	329	189	168
Advertising and public relations	304	244	184	146
Other:
Loan expense	76	76	33	42
Legal	37	68	17	28
Audit and accounting fees	160	110	87	56
Postage and freight	138	126	67	69
Office and IT supplies	119	73	57	33
Equipment and software maintenance	109	42	56	21
Telephone	62	50	30	27
ATM expense	158	105	82	59
Other	776	648	356	345

Total noninterest expense	$6,322	$4,912	$3,165	$2,548

Income Taxes
The effective tax rate for the first six months of 2007 was 26.9%, compared to 30.5% during the same period in 2006. The change in the effective tax rate for 2007 was primarily due to state income tax benefits provided by the Company’s real estate investment trust and the Bank’s investment in a project that qualifies for the New Markets Tax Credits program. The effective tax rate for the second quarter of 2007 was 28.0%, compared to 29.3% during the same period in 2006.

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
The primary uses of cash are lending to the Company’s borrowers and investing in securities and short-term interest-earning assets. During the first six months of 2007, loan demand was funded by growth in local deposits, national market time deposits, and brokered deposits. The bank currently anticipates using these sources to fund future loan growth. Other potential sources of liquidity include the sale of available-for-sale securities from the Bank’s securities portfolio, the sale of loans, or repurchase agreements.
At June 30, 2007 and December 31, 2006, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
June 30, 2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Bank	$46,607	10.78%	$34,591	8.00%	$43,239	10.00%
Consolidated	48,506	11.20%	34,642	8.00%	N/A	N/A

Tier 1 to risk weighted assets
Bank	$41,912	9.69%	$17,295	4.00%	$25,943	6.00%
Consolidated	43,811	10.12%	17,321	4.00%	N/A	N/A

Tier 1 to average assets
Bank	$41,912	9.23%	$18,172	4.00%	$22,715	5.00%
Consolidated	43,811	9.61%	18,245	4.00%	N/A	N/A

December 31, 2006
Total Capital to risk weighted assets
Bank	$41,635	10.91%	$30,526	8.00%	$38,158	10.00%
Consolidated	42,978	11.25%	30,560	8.00%	N/A	N/A

Tier 1 to risk weighted assets
Bank	$37,376	9.80%	$15,263	4.00%	$22,895	6.00%
Consolidated	38,719	10.14%	15,280	4.00%	N/A	N/A

Tier 1 to average assets
Bank	$37,376	9.16%	$16,320	4.00%	$20,400	5.00%
Consolidated	38,719	9.45%	16,384	4.00%	N/A	N/A
As discussed above total shareholders’ equity increased $4,804, to $35,461 at June 30, 2007, from $30,657 at December 31, 2006. The significant factors that changed shareholders’ equity the first six months of 2007 were net proceeds of $4,380 from the issuance of 147,630 shares of common stock from a stock offering and net income of $1,290 which positively impacted shareholder’s equity. Offsetting these increases was a declared cash dividend $696 and a decrease in the fair value of available-for-sale securities, net of tax, of $288.
The Company conducted a stock offering during the fourth quarter of 2007 and the first quarter of

LIQUIDITY AND CAPITAL RESOURCES (continued)
2007 in order to provide the Bank with additional capital. As a result of this offering, the Company sold 273,090 shares for total net proceeds of $8,141.
ITEM 3. SUBSEQUENT EVENT
On August 1, 2007, the Company entered into Agreement and Plan of Reorganization and Share Exchange (the “Reorganization Agreement”) with The First National Bank of Centerville, a national banking association headquartered in Centerville, Tennessee (“First National”). Under the terms of the Reorganization Agreement, the Company will acquire all of the outstanding shares of the common stock of First National in exchange for the payment of $22,800,000 in cash. Following the exchange, First National will become a wholly-owned subsidiary of the Company. The transaction remains subject to various closing conditions, including (i) approval of the Reorganization Agreement by First National’s shareholders, (ii) receipt of all requisite regulatory approvals, (iii) First National having a minimum net worth (calculated in accordance with the Reorganization Agreement) of $15,100,000 and (iv) the Company raising sufficient additional capital to consummate the transactions contemplated by the Reorganization Agreement. The Reorganization Agreement also contains certain termination rights for both the Company and First National.
ITEM 4. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management uses a gap simulation model that takes cash flows into consideration. These include mortgage backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing the Bank’s pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis, the model considers deposit rate movements to determine what percentage of interest bearing deposits are actually repriceable within a year. Our cumulative one-year gap position at June 30, 2007 was -1.16% of total assets. Our policy states that our one-year cumulative gap should not exceed 20% of total assets.
As of June 30, 2007, approximately $310,976 of $436,132 in interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $298,523, or 75.3%, of total loans including loans held for sale. The Bank has $10,747 in loans maturing or repricing after five years. As of June 30, 2007, the Bank has approximately $276,823 in time deposits maturing or repricing within one year.
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

ITEM 4. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
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
The following illustrates the effects on net interest income of shifts in market interest rates from the rate shock simulation model:

June 30, 2007
Basis Point Change	+200 bp	+100bp	-100bp	-200bp
Increase (decrease in net interest income)	7.95%	3.99%	(3.13%)	(6.33%)
The was no significant impact on net interest income in the rate shock simulation of interest income for June 30, 2007.
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

June 30, 2007
Basis Point Change	+200 bp	+100bp	-100bp	-200bp
Increase (decrease in equity at risk)	(6.40%)	(3.10%)	2.30%	3.60%
There was no significant impact on equity at risk in the economic value of equity simulation for June 30, 2007.
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
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
ITEM 1A. RISK FACTORS
Except for the risk factor set forth below, there have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.
We may not be able to successfully consummate the acquisition of First National or if the acquisition is successfully consummated we may not be able to successfully integrate First National or realize the anticipated benefits of the transaction.
Certain conditions to the obligations of First National and us to consummate the acquisition contemplated by the Reorganization Agreement must be satisfied before the acquisition can be completed, including (i) approval of the Reorganization Agreement by First National’s shareholders, (ii) receipt of all requisite regulatory approvals, (iii) First National having a minimum net worth (calculated in accordance with the Reorganization Agreement) of $15,100,000 and (iv) the Company raising sufficient additional capital to consummate the transactions contemplated by the Reorganization Agreement. While we currently expect that the acquisition will be completed sometime during the fourth quarter of 2007, we can give no assurance that the acquisition will be closed within that period or at all. If the acquisition is not completed, our stock price may decline because costs incurred by us in connection with the transaction must still be paid or because the current market price of our common stock reflects a market assumption that the exchange will be completed. Additionally, if the parties cannot obtain any required regulatory approval prior to January 31, 2008 due to the our inability to obtain financing required to obtain any required regulatory approvals or if the Reorganization Agreement is terminated by First National because we fail to use our reasonable best efforts to consummate the transactions contemplated by the Reorganization Agreement, we will be required to pay First National a reverse termination fee of $750,000.
If the acquisition is consummated, the successful consolidation of our operations with First National will depend substantially on our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. We may not be able to combine our and First National’s operations without encountering difficulties, such as:

•	the loss of key employees and customers;

•	the disruption of operations and business;

•	the inability to maintain and increase competitive presence;

•	deposit attrition, customer loss and revenue loss;

•	possible inconsistencies in standards, control procedures and policies;

•	unexpected problems with costs, operations, personnel, technology and credit; and/or

•	problems from the assimilation of new operations, sites or personnel, which could divert resources from regular banking operations.
Additionally, general market and economic conditions or governmental actions affecting the financial industry generally may inhibit our successful integration of First National.
Further, we entered into the Reorganization Agreement with the expectation that the acquisition will result in various benefits including, among other things, benefits relating to enhanced revenues, cross selling opportunities, technology, cost savings and operating efficiencies. Achieving the anticipated benefits of the acquisition is subject to a number of uncertainties, including whether we integrate First National in an efficient and effective manner, and general competitive factors in the marketplace. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could materially impact our business, financial condition and operating results. Finally, any cost savings that are realized may be offset by losses in revenues or other charges to earnings.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
          Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
          Not applicable.
ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) The Annual Meeting of Stockholders was held on April 24, 2007. The results of the vote for election of Class II directors to the Company’s Board of Directors were as follows:

	Shares
Class II Directors	Voting	For	Against	Withheld
Fred C. White	1,888,054	1,879,474	400	8,180
Roger Witherow	1,888,054	1,879,394	480	8,180
Bernard Childress	1,888,054	1,879,834	40	8,180
Stephen Walker	1,888,054	1,879,874	0	8,180

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

Community First, Inc.
(Registrant)

August 14, 2007	/s/ Marc R. Lively

(Date)	Marc R. Lively,
Chief Executive Officer/President

August 14, 2007	/s/ Dianne Scroggins

(Date)	Dianne Scroggins,
Chief Financial Officer