Form 10-Q
period 2007-09-30
COMMUNITY FIRST INC
filed 2007-11-14
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD
_____________________________ TO __________________________
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
Large accelerated filer ☐            Accelerated filer ☐            Non-accelerated filer ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding (no par value): 3,169,813 shares of common stock, no par value per share, as of November 14, 2007

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Community First, Inc.
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
($ amounts in thousands, except share data)	2007	2006

Assets

Cash and due from banks	$7,882	$13,886
Federal funds sold	15,167	1,187

Cash and cash equivalents	23,049	15,073
Securities available for sale	36,443	35,211
Loans held for sale	2,918	3,981
Loans	423,548	348,973
Allowance for loan losses	(4,887)	(4,259)

Net loans	418,661	344,714

Federal Home Loan Bank stock	1,058	905
Premises and equipment	15,043	10,880
Accrued interest receivable	2,695	2,376
Other assets	8,856	8,253

Total Assets	$508,723	$421,393

Liabilities and Shareholders’ Equity

Deposits:
Noninterest-bearing	$37,105	$34,001
Interest-bearing	380,793	332,765

Total Deposits	417,898	366,766

Federal Home Loan Bank advances	19,500	13,000
Subordinated debentures	23,000	8,000
Federal funds purchased	7,668	—
Accrued interest payable	2,969	2,176
Other liabilities	1,086	794

Total Liabilities	472,121	390,736

Shareholders’ equity:
Common stock, no par value. Authorized 5,000,000 shares; issued 3,169,813 shares at September 30, 2007 and 3,015,886 shares at December 31, 2006	26,604	21,989
Retained earnings	10,067	8,730
Accumulated other comprehensive income (loss)	(69)	(62)

Total Shareholders’ Equity	36,602	30,657

	$508,723	$421,393

See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
($ amounts in thousands, except earnings per share)	2007	2006	2007	2006

Interest income:
Loans, including fees	$23,462	$17,089	$8,449	$6,313
Taxable securities	1,227	981	430	339
Tax-exempt securities	175	156	59	52
Federal funds sold and other	107	180	30	61

Total interest income	24,971	18,406	8,968	6,765

Interest expense:
Deposits	12,957	8,398	4,641	3,253
FHLB advances and federal funds purchased	768	459	329	226
Subordinated debentures	488	443	174	158

Total interest expense	14,213	9,300	5,144	3,637

Net interest income	10,758	9,106	3,824	3,128
Provision for loan losses	744	805	209	274

Net interest income after provision for loan losses	10,014	8,301	3,615	2,854

Noninterest income:
Service charges on deposit accounts	1,157	1,118	401	389
Mortgage banking activities	938	449	358	144
Gain of sale of land	0	390	0	0
Other	522	414	171	140

Total noninterest income	2,617	2,371	930	673

Noninterest expense:
Salaries and employee benefits	5,075	4,034	1,776	1,498
Occupancy	602	392	221	141
Furniture and equipment	499	395	175	141
Data processing fees	580	507	201	178
Advertising and public relations	502	359	198	115
Other	2,550	1,951	915	653

Total noninterest expenses	9,808	7,638	3,486	2,726

Income before income taxes	2,823	3,034	1,059	801
Income taxes	790	836	316	156

Net income	2,033	2,198	743	645

Other comprehensive income:
Unrealized gains (losses) on securities, net	(7)	30	281	162

Comprehensive income	$2,026	$2,228	$1,024	$807

Earnings per share
Basic	$0.65	$0.76	$0.23	$0.22
Diluted	0.63	0.74	0.23	0.22

Weighted average shares outstanding
Basic	3,138,686	2,878,254	3,168,122	2,883,335
Diluted	3,241,865	2,978,709	3,269,886	2,977,127
Dividends per share	$0.22	$0.20	$0.00	$0.00
See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
Nine Months Ended September 30, 2007
(Unaudited)
($ amounts in thousands, except per share amounts)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income (Loss)	Equity
Balance at January 1, 2007	3,015,886	$21,989	$8,730	$(62)	$30,657
Stock offering, net of issuance cost	147,630	4,380	—	—	4,380
Exercise of stock options	4,000	43	—	—	43
Tax benefit arising from the exercised stock options	—	8	—	—	8
Stock-based compensation
Restricted stock grants	2,297	15	—	—	15
Stock options	—	169	—	—	169
Cash dividend declared ($.22 per share)	—	—	(696)	—	(696)
Comprehensive income
Net income	—	—	2,033	—	2,033
Other comprehensive income
Change in unrealized gain (loss) on securities available for sale, net	—	—	—	(7)	(7)

Total comprehensive income					2,026

Balance at September 30, 2007	3,169,813	$26,604	$10,067	$(69)	$36,602

See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2007 and 2006
(Unaudited)

	Nine Months Ended
	September 30,
($ amounts in thousands)	2007	2006

Cash flows from operating activities
Net income	$2,033	$2,198
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	562	369
Amortization and (accretion)	(36)	2
Provision for loan losses	744	805
Mortgage loans originated for sale	(66,680)	(27,309)
Proceeds from sale of mortgage loans	68,681	26,911
Gain on sale of loans	(938)	(449)
Federal Home Loan Bank stock dividends	(14)	(31)
Increase in accrued interest receivable	(319)	(566)
Increase in accrued interest payable	793	873
Gain on sale of land	—	390
Compensation expense under stock based compensation	184	221
Tax benefit on exercise of stock options	(8)	(142)
Other, net	(4)	(1,351)

Net cash from operating activities	4,998	1,921

Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(9,671)	(2,801)
Other	(4,330)	(11,951)
Maturities, prepayments, and calls:
Mortgage-backed securities	1,796	810
Other	11,000	8,004
Purchase of Federal Home Loan Bank stock	(139)	(199)
Net increase in loans	(75,069)	(70,598)
Proceeds from sale of other real estate owned	81	134
Additions to premises and equipment	(4,725)	(2,568)

Net cash from investing activities	(81,057)	(79,169)

Cash flows from financing activities
Increase in deposits	51,132	55,702
Proceeds from Federal Home Loan Bank advances	12,500	9,000
Payments on Federal Home Loan Bank and other debt	(6,000)	(2,000)
Proceeds from federal funds purchased	7,668	—
Proceeds from issuance of Trust Preferred Securities	15,000	—
Proceeds from issuance of common stock	4,380	—
Proceeds from stock option exercises	51	263
Cash paid for dividends	(696)	(575)

Net cash from financing activities	84,035	62,390

Net change in cash and cash equivalents	7,976	(14,858)
Cash and cash equivalents at beginning of period	15,073	25,726

Cash and cash equivalents at end of period	$23,049	$10,868

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$13,420	$8,427
Income taxes	980	1,280
Supplemental noncash disclosures
Transfer from loans to repossessed assets	378	—
See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)
(dollars in thousands, except share and per share amounts)
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
Community First, Inc. (the “Company”) has two wholly-owned subsidiaries, Community First Bank & Trust, a Tennessee chartered bank (the “Bank”), and The First National Bank of Centerville, a national banking association (“First National”). The Company completed its acquisition of 100% of the outstanding shares of common stock of First National on October 26, 2007 pursuant to the terms of an Agreement and Plan of Reorganization and Share Exchange, dated as of August 1, 2007, by and between the Company and First National (see Note 5 for a further discussion of the Company’s acquisition of First National). The Bank’s sole subsidiary is Community First Title, Inc., a Tennessee chartered and regulated title insurance company. CFBT Investments, Inc. is the wholly-owned subsidiary of Community First Title, Inc. and is the parent of Community First Properties, Inc., which was established as a Real Estate Investment Trust pursuant to Internal Revenue Service regulations. The consolidated financial statements include the Company and each of its subsidiaries, with the exception of First National which was acquired after the end of the quarter. Intercompany transactions and balances are eliminated in consolidation. Footnote tables are presented in thousands, except share and per share data.
The unaudited consolidated financial statements as of September 30, 2007 and for the nine month periods ended September 30, 2007 and 2006 have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ( the “SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the 2006 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC.
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)
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
In September 2006 the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements, with the intent of increasing consistency and comparability in fair value measures and providing financial users with better information about the extent to which fair value is used and the effect of fair value measures on earnings for the periods reported. The provisions of SFAS No. 157 are effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the impact of SFAS No. 157, and plans to adopt on January 1, 2008.
In February 2007 the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value with an objective of improving financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The provisions of SFAS No. 159 are effective as of the beginning of an entity’s fiscal year that begins after November 15, 2007. Management is currently evaluating the impact of SFAS No. 159, and plans to adopt it on January 1, 2008.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)
NOTE 3. ALLOWANCE FOR LOAN LOSS
Transactions in the allowance for loan losses for the nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2006

Beginning Balance	$4,259	$3,268

Add (deduct):
Losses charged to allowance	(139)	(46)
Recoveries credited to allowance	23	21
Provision for loan losses	744	805

Ending Balance	$4,887	$4,048

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)
NOTE 4. EARNINGS PER SHARE
In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities, stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The factors used in the earnings per share computation for the three and nine month periods ended September 30, 2007 and 2006 are as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic
Net income	$2,033	$2,198	$743	$645

Weighted average common shares outstanding	3,138,686	2,878,254	3,168,122	2,883,335

Basic earnings per common share	$0.65	$0.76	$0.23	$0.22

Diluted
Net income	$2,033	$2,198	$743	$645

Weighted average common shares outstanding for basic earnings per common share	3,138,686	2,878,254	3,168,122	2,883,335
Add: Dilutive effects of assumed exercise of stock options	103,179	100,455	101,764	93,792

Average shares and dilutive potential common shares	3,241,865	2,978,709	3,269,886	2,977,127

Diluted earnings per common share	$0.63	$0.74	$0.23	$0.22

Stock options for 70,000 and 40,000 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2007 and 2006 because they were antidilutive. Stock options for 70,000 and 40,000 shares of common stock were also not considered in computing diluted earnings per share for the three months ended September 30, 2007 and 2006 because they were antidilutive.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2007
(Unaudited)
NOTE 5. ISSUANCE OF TRUST PREFERRED SECURITIES
On September 27, 2007, Community First Capital Trust III (the “Trust”), a Delaware statutory trust subsidiary of the Company, issued $15,000 of trust preferred securities to certain institutional investors and used the proceeds from the offering to purchase $15,464 of the Company’s Junior Subordinated Deferrable Interest Debentures due 2037 (the “Subordinated Debentures”). In connection with the issuance of the trust preferred securities, the Company guaranteed, pursuant to a guarantee agreement, the payment obligations of the Trust related to the trust preferred securities.
The Subordinated Debentures (and the Trust’s trust preferred securities) mature in 2037 and, until December 15, 2012, bear interest at an annual rate equal to 7.96% per annum and thereafter at a floating rate equal to the 3 month LIBOR plus 3.0%. The Company may defer the payment of interest on the Subordinated Debentures at any time for a period of up to twenty consecutive quarters provided the deferral period does not extend past the stated maturity. Except upon the occurrence of certain special events resulting in a change in the capital treatment or tax treatment of the Subordinated Debentures or resulting in the Trust being deemed to be an investment company, the Company may not redeem the Subordinated Debentures prior to December 15, 2012. If the Subordinated Debentures are redeemed prior to December 15, 2012 as a result of the occurrence of any such special event, the Company is required to pay a redemption premium equal to the greater of (i) 107.5% of the principal amount of the Debentures, plus accrued and unpaid interest (including Additional Interest) on the Subordinated Debentures to date of redemption, or (ii) as determined by a quotation agent that is a primary treasury dealer, (A) the sum of the present values of the scheduled payments of principal and interest on the Subordinated Debentures during the remaining portion of the fixed rate period (assuming the Subordinated Debentures matured on December 15, 2012) discounted to the date of the redemption on a quarterly basis (assuming a 360-day year consisting of twelve 30-day months) at the Treasury Rate (as defined in the Indenture governing the Subordinated Debentures), plus (B) accrued and unpaid interest (including Additional Interest (as defined in the Indenture)) on the Subordinated Debentures to this special event redemption date.

NOTE 6. SUBSEQUENT EVENT
On October 26, 2007, the Company completed its previously announced acquisition of 100% of the outstanding shares of common stock of First National. Pursuant to the terms of the Agreement and Plan of Reorganization and Share Exchange, dated as of August 1, 2007, by and between the Company and First National, the Company acquired all of the outstanding shares of stock of First National in exchange for $22,800 in cash. Following the exchange, First National became a wholly-owned subsidiary of the Company. The Company used the entire proceeds of its $15,000 trust preferred offering discussed above and the proceeds of an $8,000 return of capital distribution to the Company by First National to finance the payment of the cash consideration. The Company is currently in the process of evaluating and recording transactions to recognize the acquired assets and liabilities at fair value.
The Selected financial information of First National as of October 26, 2007 is as follows:

Unaudited
October 26, 2007
Assets:
Cash and cash equivalents	$2,025
Securities available for sale	54,352
Fed funds sold	1,718
Loans, net	39,553
Premises and fixed assets	828
Other assets	859

Total Assets	$99,335

Liabilities:
Deposits	$83,425
Other liabilities	647

Total Liabilities	$84,072

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
($ amounts in thousands, except share data)
The following discussion compares the financial condition of Community First, Inc. (the “Company”) at September 30, 2007, to December 31, 2006, and the results of operations for the nine months and three months ended September 30, 2007 and 2006. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.
Certain of the statements made herein, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors”, in this document and the following:
•	the effects of future economic or business conditions nationally and in our local market;

•	our potential growth, including our entrance or expansion into new markets, and the need for sufficient capital to support that growth;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	changes in accounting policies, rules and practices;

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	risks associated with the successful integration of the Company and First National, including the risk that cost savings and any revenue synergies from the acquisition may not be realized or may take longer than anticipated and the risk of potential disruption associated with the acquisition with respect to customers, suppliers or employee relationships;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other circumstances, many of which may be beyond our control.
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
FINANCIAL CONDITION
Total assets as of September 30, 2007 increased 20.7%, or $87,330, to $508,723, compared to $421,393 at December 31, 2006. The primary reason for the increase in total assets was continued loan demand, which resulted in solid loan growth during the first nine months of 2007. The increase in total assets was funded by the continued growth of new deposit accounts as well as obtaining national market time deposits, broker deposits, public fund deposits, fed funds purchased, and Federal Home Loan Banks advances.
Net loans of $418,661 (excluding mortgage loans held for sale) increased by $73,947, or 21.5%, in the first nine months of 2007, from $344,714 at December 31, 2006. At September 30, 2007, cash and cash equivalents were $23,049, an increase of $7,976 from $15,073 at December 31, 2006. The increase was due to the Company issuing a $15,000 subordinated debenture on September 27, 2007 to fund the acquisition of The First National Bank of Centerville on October 26, 2007. Total deposits of $417,898 increased by $51,132, or 13.9%, in the first nine months of 2007, from $366,766 at December 31, 2006.
Loans
Total loans (excluding mortgage loans held for sale) at September 30, 2007 were $423,548, compared to $348,973 at December 31, 2006, an increase of $74,575. Most of the net loan growth in the first nine months of 2007 was in construction loans, 1-4 family residential real estate and commercial real estate loans. Loans secured by 1-4 family real estate increased $19,076, real estate construction loans increased $39,673 and commercial real estate loans increased by $12,585. The real estate construction loan growth was primarily due to the Company’s expansion into the Williamson and Rutherford County markets. The current market condition for commercial real estate loans remains stable and will continue to be an area of growth for the Company. Market conditions for residential development and residential construction has seen a significant softening. In the short term, the Company anticipates market conditions for residential development and residential construction to remain soft and loan growth in the residential loan portfolio to be significantly slower than historical growth levels. The Company has not experienced significant loans problems within the residential development and residential construction loan portfolio. Management and the Board continuously monitor the market conditions and loan portfolio within these key loan areas.

FINANCIAL CONDITION (continued)
Set forth below is a table showing the amount and breakdown of the Company’s loans at September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
Real estate
Construction	$133,377	31.5%	$93,704	26.9%
1-4 family residential	115,385	27.2%	96,309	27.6%
Commercial	102,732	24.2%	90,147	25.8%
Other	4,098	1.0%	3,009	0.9%
Commercial, financial and agricultural	47,291	11.2%	46,942	13.4%
Consumer	13,049	3.1%	11,560	3.3%
Other	7,616	1.8%	7,302	2.1%

Total (1)	$423,548	100.0%	$348,973	100.0%

(1) Does not include mortgage loans held for sale on September 30, 2007 and December 31, 2006.
Of the total loans in the portfolio at September 30, 2007, approximately $218,629, or 51.6%, are at a variable rate of interest, and $204,919, or 48.4%, are at a fixed rate. Of the total loans, $259,817, or 61.3%, mature or are able to be repriced within 12 months. Only $11,886, or 2.8%, of the Bank’s total loans mature or reprice in more than five years.
On September 30, 2007, the Company’s loan to deposit ratio (including loans held for sale) was 102.1%, compared to 96.2% at December 31, 2006. The loan-to-assets ratio (including loans held for sale) was 83.8% at both September 30, 2007 and December 31, 2006. Management currently anticipates loan demand to remain strong in the Company’s current market area, especially in construction and commercial loans.
Securities Available for Sale
Set forth below is a table showing the amount and breakdown of the Company’s securities available for sale at September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
U.S. Government sponsored entities	$12,876	35.3%	$19,776	56.2%
Mortgage-backed securities	15,667	43.0%	7,857	22.3%
State and municipals	6,221	17.1%	6,092	17.3%
Other debt securities	1,679	4.6%	1,486	4.2%

Total	$36,443	100.0%	$35,211	100.0%

As of September 30, 2007, securities increased $1,232 to $36,443, compared with $35,211 at December 31, 2006. Management has maintained the portfolio at 7.2% of total assets at September 30, 2007 down from 8.4% of total assets as of December 31, 2006. The Company’s investment portfolio is used to provide yield, liquidity and for pledging purposes to secure public fund deposits.

FINANCIAL CONDITION (continued)
Other Assets
The Bank invested $3,500,000 into bank-owned life insurance “BOLI” in 2006. This insurance, which is a split-dollar plan, provides life insurance and associated cash values on the Bank’s key officers and employees. Increases in cash values of the insurance are included in noninterest income.
Deposits
The Company relies on the Bank to have a growing deposit base to fund loan and other asset growth. Total deposits were $417,898 at September 30, 2007, compared to $366,766 at December 31, 2006, an increase of $51,132. The following table sets forth the composition of the deposits at September 30, 2007 and December 31, 2006.

	September 30, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$37,105	8.9%	$34,001	9.3%
Interest-bearing demand accounts	55,954	13.4%	46,530	12.7%
Savings accounts	9,369	2.2%	8,921	2.4%
Time deposits greater than $100,000	123,832	29.6%	114,480	31.2%
Other time deposits	191,638	45.9%	162,834	44.4%

Total	$417,898	100.0%	$366,766	100.0%

The majority of the deposits continue to be in time deposits. Time deposits (certificate of deposits and IRAs) totaled $315,470, or 75.5% of deposits as of September 30, 2007. Time deposits greater than $100,000 increased $9,352 over December 31, 2006. The increase in time deposits greater than $100,000 was from personal and variable rate time deposits. Time deposits less than $100,000 increased by $28,804 from December 31, 2006 to $123,832. The Bank advertised special time deposit rates in 2007 that increased time deposits from depositors in the markets where the Bank has offices. At September 30, 2007, national market time deposits totaled $81,091, with a weighted average rate of 5.42%. Total broker time deposits were $27,515, with a weighted average rate of 4.64%. Due to competitive pricing pressures in the Bank’s new and existing markets, the Bank is pursuing additional funding at a slightly higher interest rate in national and brokered deposits markets. Broker deposits and national market deposits accounted for 26.0% of total deposits. The Bank has experienced no significant reductions or withdrawals in its brokered deposits or national market deposits at maturity. If the Bank was unable, however, to retain these deposits at maturity or attract new brokered deposits or national market deposits at comparable rates, it may be required to pay higher rates to attract this source of funding, which would negatively impact its net interest margin. On a variable rate time deposit the interest rate can change one time over the term of the deposit. Total variable rate time deposits were $30,164 at September 30, 2007 with a weighted average rate of 5.34%, compared to $23,426 at December 31, 2006 with a weighted average rate of 5.26%. Time deposits maturing within one year were $295,799, or 93.8% of total time deposits at September 30, 2007. The weighted average cost of all deposit accounts, including noninterest bearing accounts was 4.4% in the first nine months of 2007. The weighted average rate on time deposits as of September 30, 2007 was 5.3%. Management expects to seek short-term time deposit funding to match variable rate loans. These efforts, if successful, should reduce interest rate risk. The Bank has introduced a free checking account product and has expanded into Williamson and Rutherford Counties to access lower cost business accounts.

FINANCIAL CONDITION (continued)
Federal Home Loan Bank Advances
As of September 30, 2007, the Company had borrowed $12,000 in fixed rate advances from the Federal Home Loan Bank (“FHLB”) and $7,500 in variable rate short term borrowings. The Company had $21,066 available for future borrowings. The fixed interest rates on these advances ranged from 3.47% to 5.67% at September 30, 2007. At September 30, 2007, the weighted average rate of these advances was 5.13%, and the weighted average remaining maturity was 10.5 months. These borrowings are secured by a portion of the loan portfolio that is secured by 1-4 family residential properties, commercial real estate, and home equity lines of credit. At September 30, 2007, undrawn standby letters of credit with FHLB totaled $9,000. The letters of credit are used as a pledge to the State of Tennessee Bank Collateral Pool.
Shareholders Equity
Total shareholders’ equity increased $5,945, to $36,602 at September 30, 2007, from $30,657 at December 31, 2006. The significant factors that changed shareholders’ equity the first nine months of 2007 were net proceeds of $4,380 from the issuance of 147,630 shares of common stock from a stock offering and net income of $2,033 which positively impacted shareholder’s equity. Offsetting these increases was a declared cash dividend $696 and a decrease in the fair value of available-for-sale securities, net of tax, of $7.
RESULTS OF OPERATIONS
Net Income
For the first nine months of 2007, consolidated net income was $2,033, compared to $2,198 for the same period in 2006. Consolidated income before income taxes for the nine months ended September 30, 2007 was $2,823, compared to $3,034 for the same period in 2006, a decrease of $211 or 7.0%. The decrease in pretax income during the first nine months of 2007 was primarily the result of expenses associated with expanding into markets in Williamson and Rutherford Counties and the $390 gain on sale of land recorded in 2006. Interest income for the first nine months of 2007 was $24,971, compared to $18,406 for the same period in 2006, an increase of $6,565. The increase in interest income was primarily due to the Bank’s overall asset growth, specifically loan growth resulting in $5,489 of additional interest income. Interest expense also increased when compared to the first nine months of 2006 as a result of the increase in the Bank’s cost of funds due to continued competitive pricing pressures experienced by the Company and growth in interest bearing deposits including national market deposits and broker deposits. Basic income and diluted income per common share for the first nine months of 2007 were $0.65 and $0.63, compared to $0.76 and $0.74 for the first nine months of 2006. The reduction in income per common share reflects our issuance of 273,090 shares in our stock offering during the fourth quarter of 2006 and first half of 2007 along with the previously mentioned decrease in net income.
Income before income taxes for the third quarter of 2007 was $1,059, compared to $801 during the same period in 2006, a increase of $258 or 32.2%. The increase during third quarter of 2007 was primarily due to the Bank’s secondary market loan income. Net interest income after provisions for loan losses increased 26.7% while noninterest expense increased by 27.9% due to the expenses associated with expanding into markets in Williamson and Rutherford Counties. For the third

RESULTS OF OPERATIONS (continued)
quarter of 2007, consolidated net income was $743, compared to $645 for the same period in 2006.
Reflecting the impact of our stock offering, basic income and diluted income per common share for the third quarter of 2007 were $0.23 and $0.23, compared to $0.22 and $0.22 for the same period in 2006.
Average Balance Sheets, Net Interest Revenue
Changes in Interest Income and Interest Expense
The following table shows the average daily balances of each principal category of assets, liabilities and stockholders’ equity of the Company, an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the nine month periods ended September 30, 2007 and 2006.

	(In Thousands of Dollars)
	September 30, 2007			September 30, 2006			Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume(1)	Rate	Total
Gross loans (2)	$389,477	8.03%	$23,462	$294,789	7.73%	$17,089	$5,489	$884	$6,373
Securities available for sale (4)	38,206	4.89%	1,402	34,526	4.39%	1,137	122	144	265
Federal funds sold and other	4,762	3.00%	107	6,118	3.92%	180	(40)	(33)	(73)

Total interest-earning assets	432,445	7.70%	24,971	335,433	7.32%	18,406	5,571	994	6,565
Cash and due from banks	8,213			6,464
Other nonearning assets	21,757			15,553
Allowance for loan losses	(4,582)			(3,615)

Total assets	$457,833			$353,835

Deposits:
NOW & money market investments	$54,546	2.90%	$1,188	$46,186	2.10%	$729	$132	$327	$459
Savings	9,222	1.36%	94	8,932	1.33%	89	3	2	5
Time deposits $100,000 and over	121,617	5.34%	4,873	90,568	4.95%	3,359	1,447	1,133	2,580
Other time deposits	171,551	5.29%	6,801	129,541	4.34%	4,221	1,089	426	1,515

Total interest-bearing deposits	356,936	4.84%	12,957	275,227	4.07%	8,398	2,671	1,888	4,559
Other borrowings (5)	30,245	5.54%	1,256	22,645	5.31%	902	303	51	354

Total interest-bearing liabilities	387,181	4.89%	14,213	297,872	4.16%	9,300	2,974	1,939	4,913

Noninterest-bearing liabilities	36,023			31,262

Total liabilities	423,204			329,134
Shareholders’ equity	34,629			24,701

Total liabilities and shareholders’ equity	$457,833			$353,835

Net interest income			$10,758			$9,106	$2,597	$(945)	$1,652

Net interest margin (3)		3.32%			3.62%
(1)	Changes in interest income and expense not due solely to balance or rate changes are included in the rate category.

(2)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

RESULTS OF OPERATIONS (continued)
(3)	Net interest income to average interest-earning assets.

(4)	Amortization cost is included in the calculation of yields on securities available for sale.

(5)	FHLB advances, federal funds purchased and subordinate debenture interest is included in other borrowings.
Net Interest Income
Net interest income after the provision for loan losses for the first nine months of 2007 was $10,014 compared to $8,301 for the first nine months of 2006. The increase of $1,713 was due primarily to continued growth in the Bank’s loan portfolio, which was funded primarily by deposit growth and FHLB advances and other borrowings. Net interest income after the provision for loan losses for the third quarter of 2007 was $3,615 compared to $2,854 for the third quarter of 2006, an increase of $761.
Interest and fee income on loans for the first nine months of 2007 was $23,462, an increase of $6,373, or 37.3%, compared to $17,089 for the first nine months of 2006. The increase in interest income is largely due to higher average balances on loans. The third quarter 2007 interest and fee income was $8,449 compared with $6,313 for the third quarter of 2006, an increase of $2,136, or 33.8%.
Interest income from securities and short-term funds increased to $1,509 in the first nine months of 2007, from $1,317 in the same period in 2006. The increase in interest income was also the result of higher average balances on the investment portfolio and the short maturity structure on securities that provided opportunities to reinvest in higher-yield bonds.
Interest expense totaled $14,213 in the first nine months of 2007, compared to $9,300 in the same period of 2006, an increase of $4,913, or 52.8%. Third quarter interest expense was $5,144, compared to $3,637 in the same period of 2006, an increase of $1,507, or 41.4%. The increase in interest expense was due to deposit growth in higher cost deposits including national market deposits and broker deposits and funding with FHLB advances and other borrowings. Interest expense on time deposits over $100,000 was $6,801 in the first nine months of 2007, compared to $4,221 in the first nine months of 2006, an increase of $2,580. The increase of $2,580 was due to $1,447 in changes in volume while $1,133 was the result of changes in interest rates. Interest expense on time deposits under $100,000 was $4,874 in the first nine months of 2007, compared to $3,359 in the same period in 2006. The increase of $1,515 was due to $1,089 in changes in volume while $426 was the result of changes in interest rates.
In the first nine months of 2007, the yield on interest earning assets, including loan fees, increased to 7.70%, compared to 7.32% for the same period in 2006. The cost of interest bearing liabilities has followed the same trend but with a higher percentage increase, increasing to 4.89% for the first nine months of 2007, up from 4.16% for the same period in 2006. Reflecting the Bank’s increased cost of funding resulting from competitive deposit pricing pressures in the Bank’s primary market area and its reliance on brokered deposits and national market deposits, the Bank’s net interest margin for the first nine months of 2007 was 3.32%, compared to 3.62% for the same period in 2006.
Provisions for Loan Losses
In the first nine months of 2007, the Bank recorded a provision for loan loss of $744, compared to $805 for the same period in 2006. Management’s determination of the appropriate level of the

RESULTS OF OPERATIONS (continued)
provision for loan losses and the adequacy of the allowance for loan losses in 2007 is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss and delinquency experience of the Bank. Other factors considered by management include the composition of the loan portfolio, economic conditions, and the creditworthiness of the Bank’s borrowers and other related factors. As the Bank gains more historical loss experience, it continues to refine its allowance analysis to give more weight to that factor instead of relying on peer averages and other information. Based on our analysis the allowance for loan losses was 1.15% of total loans at September 30, 2007. Net charge-offs for the first nine months of 2007 were $116, compared to $25 in the first nine months of 2006. At September 30, 2007, the Bank had 26 loans totaling $996 in nonaccrual status, compared to 27 loans totaling $1,059 on December 31, 2006. The Bank considered $2,085 in loans impaired at September 30, 2007, compared to $732 on December 31, 2006.
The Bank had no accruing loans more than 90 days delinquent on September 30, 2007. Management believes the allowance for loan losses at September 30, 2007 is adequate to absorb probable losses in the loan portfolio.
Noninterest Income
Total noninterest income for the first nine months of 2007 was $2,617, up from $2,371 for the same period in 2006. The increase in other noninterest income for the nine and three month period of 2007 and 2006 was primarily the result of mortgage loans originated and sold. The Bank originates and sells long-term fixed rate mortgages and the related servicing. Mortgage loans originated and sold generated $938 in gains for the nine months ended September 30, 2007 as compared to $449 for the same period in 2006. Income from mortgage loans originated and sold was positively impacted in 2007 by increasing our mortgage origination staff from four employees in September 2006 to nine employees in September 2007 and expanding into Williamson and Rutherford Counties. The increase in other non interest income was from other equity investments.
The table below shows noninterest income for the nine and three months ended September 30, 2007 and 2006.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service charge on deposit accounts	$1,157	$1,118	$401	$389
Mortgage banking activities	938	449	358	144
Other:
Investment service income	160	180	46	61
Other equity investment income	114	7	37	4
BOLI income	112	104	45	33
ATM income	73	53	26	18
Gain on sale of land	0	390	0	0
Other	63	70	17	24

Total noninterest income	$2,617	$2,371	$930	$673

RESULTS OF OPERATIONS (continued)
Noninterest Expense
Noninterest expenses totaled $9,808 for the first nine months of 2007, compared with $7,638 for the same period of 2006. During 2006 and the first nine months and the three month period of 2007, noninterest expenses have increased as the Bank has grown. The growth in noninterest expenses throughout 2006 and in the first nine months and the three month period of 2007 is attributable primarily to salaries and other operating expenses associated with growth of the Bank including adding an additional branch in Maury County and expanding into Williamson and Rutherford Counties. Other operating expenses include data processing, advertising, occupancy an IT expenses. Salaries and employee benefits totaled $5,075 in the first nine months in 2007, compared to $4,034 in the same period in 2006, an increase of $1,041, or 25.8%. The Company’s number of full time equivalent employees increased from 96 to 108 between September 30, 2006 and September 30, 2007. Also included in salary and employee benefit expense for the 2007 period is $184 of compensation expense related to stock options compared to $221 in the first nine months of 2006. Management currently expects that noninterest expenses will increase as a result of the Company’s acquisition of The First National Bank of Centerville, but should decline as a percentage of average assets as the Company continues to experience operating efficiencies as its growth continues.
The table below shows noninterest expense for the three and nine months ended September 30, 2007 and 2006.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Salaries and employee benefits	$5,075	$4,034	$1,776	$1,498
Occupancy	602	392	221	141
Furniture and equipment	499	395	175	141
Data processing fees	580	507	201	178
Advertising and public relations	502	359	198	115
Other:
Loan expense	110	115	34	39
Legal	54	96	17	28
Audit and accounting fees	240	171	80	61
Postage and freight	225	197	87	71
Office and IT supplies	229	111	110	38
Equipment and software maintenance	227	115	118	73
Telephone	100	74	38	24
ATM expense	244	156	86	51
Other	1,121	916	345	268

Total noninterest expense	$9,808	$7,638	$3,486	$2,726

Income Taxes
The effective tax rate for the first nine months of 2007 was 28.0%, compared to 27.6% during the same period in 2006. The effective tax rate for the third quarter of 2007 was 29.8%, compared to 19.5% during the same period in 2006. The change in the effective tax rate for third quarter 2007 compared to third quarter 2006 was largely due to state net operating losses (NOLs) created in 2005 and 2006 provided by the Company’s real estate investment trust and the Bank’s investment in a project that qualifies for the New Markets Tax Credits program.

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
The primary uses of cash are lending to the Company’s borrowers and investing in securities and short-term interest-earning assets. During the first nine months of 2007, loan demand was funded by growth in local deposits, national market time deposits, and broker deposits. The bank currently anticipates using these sources to fund future loan growth. A significant portion of the Bank’s deposits are time deposits of over $100,000 and brokered and other national market deposits. If the Bank is unable to retain these deposits as they mature or attract new deposits locally or from these national sources it may be required to seek more expensive forms of deposits or other funds that could reduce its net interest margin or experience liquidity constraints. Other potential sources of liquidity include the sale of available-for-sale securities from the Bank’s securities portfolio, the sale of loans, or repurchase agreements.
At September 30, 2007 and December 31, 2006, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows (including the effects of the Company’s issuance of $15,000 of subordinated debentures on September 27, 2007):

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2007
Total Capital to risk weighted assets
Bank	$47,766	10.32%	$37,024	8.00%	$46,280	10.00%
Consolidated	64,558	13.84%	37,328	8.00%	N/A	N/A
Tier 1 to risk weighted assets
Bank	$42,879	9.27%	$18,512	4.00%	$27,768	6.00%
Consolidated	48,895	10.48%	18,664	4.00%	N/A	N/A
Tier 1 to average assets
Bank	$42,879	8.84%	$19,402	4.00%	$24,252	5.00%
Consolidated	48,895	10.03%	19,506	4.00%	N/A	N/A

December 31, 2006
Total Capital to risk weighted assets
Bank	$41,635	10.91%	$30,526	8.00%	$38,158	10.00%
Consolidated	42,978	11.25%	30,560	8.00%	N/A	N/A
Tier 1 to risk weighted assets
Bank	$37,376	9.80%	$15,263	4.00%	$22,895	6.00%
Consolidated	38,719	10.14%	15,280	4.00%	N/A	N/A
Tier 1 to average assets
Bank	$37,376	9.16%	$16,320	4.00%	$20,400	5.00%
Consolidated	38,719	9.45%	16,384	4.00%	N/A	N/A

LIQUIDITY AND CAPITAL RESOURCES (continued)
As discussed above total shareholders’ equity increased $5,945, to $36,602 at September 30, 2007, from $30,657 at December 31, 2006. The significant factors that changed shareholders’ equity the first nine months of 2007 were net proceeds of $4,380 from the issuance of 147,630 shares of common stock from a stock offering and net income of $2,033 which positively impacted shareholder’s equity. Offsetting these increases was a declared cash dividend $696 and a decrease in the fair value of available-for-sale securities, net of tax, of $7.
The Company conducted a stock offering during the fourth quarter of 2006 and the first quarter of 2007 in order to provide the Company with additional capital. As a result of this offering, the Company sold 273,090 shares for total net proceeds of $8,141.
SUBSEQUENT EVENT
On October 26, 2007, the Company completed its previously announced acquisition of 100% of the outstanding shares of common stock of The First National Bank of Centerville, a national banking association (“First National”). Pursuant to the terms of the Agreement and Plan of Reorganization and Share Exchange, dated as of August 1, 2007 (the “Reorganization Agreement”), by and between the Company and First National, the Company acquired all of the outstanding shares of stock of First National in exchange for $22,800 in cash. Following the exchange, First National became a wholly-owned subsidiary of the Company. The Company used the entire proceeds of its $15,000 trust preferred offering discussed above and the proceeds of an $8,000 return of capital distribution to the Company by First National to finance the payment of the cash consideration.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management uses a gap simulation model that takes cash flows into consideration. These include mortgage backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing the Bank’s pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis, the model considers deposit rate movements to determine what percentage of interest bearing deposits are actually repriceable within a year. Our cumulative one-year gap position at September 30, 2007 was 3.94% of total assets. Our policy states that our one-year cumulative gap should not exceed 20% of total assets.
As of September 30, 2007, approximately $355,412 of $478,218 in interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $326,165, or 76.5%, of total loans including loans held for sale. The Bank has $7,672 in loans maturing or repricing after five years. As of September 30, 2007, the Bank has approximately $295,858 in time deposits maturing or repricing within one year.
Gap analysis only shows the dollar volume of assets and liabilities that mature or reprice. It does not provide information on how frequently they will reprice. To more accurately capture the

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
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
The following illustrates the effects on net interest income of shifts in market interest rates from the rate shock simulation model:
September 30, 2007

Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease in net interest income)	8.34%	4.20%	(4.08%)	(8.21%)
There was no significant impact on net interest income in the rate shock simulation of interest income for September 30, 2007.
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
September 30, 2007

Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease in equity at risk)	(5.40%)	(2.60%)	1.70%	2.40%
There was no significant impact on equity at risk in the economic value of equity simulation for September 30, 2007.
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
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
We may not be able to successfully consolidate our operations with First National.
Our ability to successfully consolidate our operations with First National will depend substantially on our ability to consolidate operations, systems and procedures and to eliminate redundacies and costs. We may not be able to combine our and First National’s operations without encountering difficulties, such as:
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

Community First, Inc.
(Registrant)
November 14, 2007	/s/ Marc R. Lively
(Date)	Marc R. Lively, President and Chief Executive Officer

November 14, 2007	/s/ Dianne Scroggins
(Date)	Dianne Scroggins, Chief Financial Officer