Form 10-K
period 2007-12-31
COMMUNITY FIRST INC
filed 2008-03-17
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD
For the transition period from ____________ to ____________
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
Common Stock, no par value
(Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer ,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on June 30, 2007 was approximately $79,626,540. There were 3,180,496 shares of Common Stock outstanding on March 17, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant’s definitive Proxy Statement for its 2008 Annual Meeting of Shareholders, currently scheduled to be held on April 29, 2008, are incorporated by reference into Part III of this Annual Report on Form 10-K.

COMMUNITY FIRST, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2007

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
The Company completed its acquisition of 100% of the outstanding shares of common stock of The First National Bank of Centerville, a national banking association (“First National”) on October 26, 2007 pursuant to the terms of an Agreement and Plan of Reorganization and Share Exchange, dated as of August 1, 2007, by and between the Company and First National. First National operated under a National Bank Charter and provides full banking services. As a national Bank, First National was subject regulation by the Office of the comptroller of the currency and the FDIC. On January 31, 2008, First National was merged with and into the Bank, with the Bank continuing as the surviving entity.
The Company conducts banking activities from the main office and three branch offices in Columbia, Tennessee, one branch office in Mount Pleasant, Tennessee, one branch office in Franklin, Tennessee, one branch office in Murfreesboro, Tennessee, one branch office in Centerville, Tennessee and one branch office in Lyles, Tennessee. The Company also operates eleven automated teller machines in Maury County, two automated teller machines in Williamson County, one automated teller machine in Rutherford County, Tennessee and two automated teller machines in Hickman County, Tennessee.
The Company’s assets consist primarily of its investment in the Bank. Its primary activities are conducted through the Bank. At December 31, 2007, the Company’s consolidated total assets were $636,062, its consolidated net loans, including loans held for sale, were $490,232, its total deposits were $559,303, and its total shareholders’ equity was $37,173. At December 31, 2006, consolidated total assets were $421,393, consolidated net loans, including loans held for sale, were $348,695, total deposits were $366,766, and total shareholders’ equity was $30,657. At December 31, 2005, consolidated total assets were $328,806, consolidated net loans, including loans held for sale, were $258,040, total deposits were $286,243, and total shareholders’ equity was $24,017.
Loans
We make secured loans and unsecured loans to individuals, partnerships, corporations, and other business entities within the Middle Tennessee area. Our loan portfolio consists of commercial, financial and agricultural loans, residential and commercial mortgage loans, and consumer loans. Our legal lending limits under applicable regulations (based upon the legal lending limits of 25% of capital and surplus) are currently $9,293.
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
Lending Policies of the Company
While the ultimate authority to approve loans rests with the Board of Directors (the “Directors”) of the Company, lending authority is delegated by the Directors to the loan officers and loan committee. Loan officers, each of whom is limited as to the amount of secured and unsecured loans that he or she can make to a single borrower or related group of borrowers, report to the Chief Lending Officer, Roger Stewart. Marc Lively, President and Chief Executive Officer, chairs the loan committee. The Chief Credit Officer, Carl Campbell, serves as Vice Chairman of the loan committee. Lending limits of individual officers are documented in the Company’s Loan Policy and Procedures and are approved by the Directors. Loan officers discuss with the Senior Lending Officer or Chief Credit Officer any loan request that exceeds their individual lending limit. The loan must have the approval from the Senior Lending Officer, Chief Credit Officer or the loan committee as required by Loan Policy and Procedures. The President and Chief Executive Officer, Marc R. Lively, Chief Credit Officer, Carl Campbell, and the Senior Lending Officer, Roger Stewart, have lending authority on secured and unsecured loans up to $500,000.
Our policies provide written guidelines for lending activities and are reviewed at least annually by the Company’s directors. The directors recognize that, from time to time, it is in the best interests of the Company to deviate from the established, written credit policy and have established guidelines for granting exceptions to the policy. Situations in which such exceptions might be granted include the waiving of requirements for independent audited financial statements when a comfort level with respect to the financial statements of the borrower can be otherwise obtained and when it is deemed desirable to meet the terms offered by a competitor.
We seek to maintain a diversified loan portfolio, including secured and unsecured consumer loans, secured loans to individuals for business purposes, secured commercial loans, secured agricultural production loans, and secured real estate loans. Our primary trade area lies in the counties of Middle Tennessee, with the primary focus in Maury, Williamson, Hickman and Rutherford counties. The loan committee must approve all out-of-trade area loans.
As a general rule, we seek to maintain loan-to-collateral value ratios in conformity with industry and regulatory guidelines. The following standards, established by inter-agency guidelines by the federal bank regulators, including the FDIC, went into effect on March 19, 1993:

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
Loan Review and Nonperforming Assets
We have an internal loan review system to determine deficiencies and corrective action to be taken. Loans are graded as follows:
Class 1: High. Loans in this category are to persons or entities of unquestioned financial strength and a highly liquid financial position, with collateral that is liquid and well-margined. These borrowers have performed without question on past obligations, and we expect their performance to continue. Internally generated cash flow covers current maturities of long-term debt by a substantial margin. Loans secured by Bank certificates of deposit and savings accounts, with appropriate holds placed on the accounts, are to be rated in this category.
Class 2: Good. These loans are to persons or entities with strong financial condition and above-average liquidity who have previously satisfactorily handled their obligations with us. Collateral securing the Bank’s debt is margined in accordance with policy guidelines. Internally generated cash flow covers current maturities of long-term debt more than adequately. Unsecured loans to individuals supported by strong financial statements and on which repayment is satisfactory may be included in this classification.
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
Class 4: Watch. These loans are characterized by borrowers who have marginal cash flow, marginal profitability, or have experienced an unprofitable year and a declining financial condition. The borrower has in the past satisfactorily handled debts with us, but in recent months has either been late, delinquent in making payments, or made sporadic payments. While we continue to be adequately secured, margins have decreased or are decreasing, despite the borrower’s continued satisfactory condition. Other characteristics of borrowers in this class include inadequate credit information, weakness of financial statement and repayment capacity, and collateral that appears to limit exposure. This classification includes loans to established borrowers that are reasonably margined by collateral but where potential for improvement in financial condition appears limited.
Class 5: Other Loans Especially Mentioned (OLEM). Loans in this category have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deteriorating prospects for the asset or in the Bank’s credit position at some future date. OLEMs are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification. We does not use an OLEM classification as a compromise between a loan rated 4 or higher and “substandard”.
Class 6: Substandard. A loan classified as “substandard” is inadequately protected by the sound worth and paying capacity of the borrower or the collateral pledged. Loss potential, while existing in the aggregate amount of the substandard loan, does not have to exist in individual assets.

Class 7: Doubtful. A loan classified as “doubtful” has all the weaknesses inherent in a loan classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable. These are poor quality loans in which neither the collateral, if any, nor the financial condition of the borrower presently ensure collectibility in full in a reasonable period of time; in fact, there is permanent impairment in the collateral securing our loan. These loans are in a work-out status and have a defined work-out strategy.
Class 8: Loss. Loans classified as “loss” are considered uncollectible and of such little value that their continuance as bankable assets is not warranted. We take the losses in the period in which they become uncollectible.
Loans graded “4”, “5”, “6”, “7”, or “8” are referred to management for inclusion on our “watch list”. Loans graded “4” and “5” are not considered adversely classified.
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
Asset/Liability Management
A committee composed of officers and directors of the Company is responsible for managing the assets and liabilities. The chairperson of the committee is Chief Financial Officer Dianne Scroggins. The committee attempts to manage asset growth, liquidity and capital in order to maximize income and reduce interest rate risk. The committee directs our overall acquisition and allocation of funds. The committee reviews and discusses our assets and liability funds budget in relation to the actual flow of funds. The committee also reviews and discusses peer group comparisons; the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities; the ratio of allowance for loan losses to outstanding and nonperforming loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specific categories, regulatory changes, monetary policy adjustments, and the overall state of the local and national economies.
Investment Policy
Our investment portfolio policy is designed to provide guidelines by which the funds not otherwise needed to meet loan demand of our market area can best be invested to meet fluctuations in the loan demand and deposit structure. The Chief Financial Officer, Dianne Scroggins, also serves as its Investment Officer. We seek to balance the market and credit risk against the potential investment return, make investments compatible with the pledging requirements of our deposits of public funds, maintain compliance with regulatory investment requirements, and assist the various local public entities with their financing needs. Our investment policy is reviewed annually by the Investment Committee, chaired by Director Randy Maxwell, and by the Board of Directors.
Customers
In the opinion of management, there is no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on our business. As of December 31, 2007, we had a total of 206 ending relationships that represent exposure to us of at least $500,000. We believe that the loss of one of these relationships or an affiliated group of relationships, while significant, would not materially impact the performance of the Company.
Competition and Seasonality
The banking business is highly competitive. Our primary market area consists of Maury, Williamson, Hickman, and Rutherford counties in Tennessee. We compete with numerous commercial banks and savings institutions with offices in the market area. In addition to these competitors, we compete for loans with insurance companies, regulated small loan companies, credit unions, and certain government agencies. We also compete with numerous companies and financial institutions engaged in similar lines of business, such as mortgage banking companies, brokerage companies, investment banking firms and lending companies. These competitors have up to $1.18 billion in deposits in the Maury county market area, up to $4.83 billion in deposits in the Williamson county market area, up to $2.71 billion in the Rutherford County and up to $185 million in the Hickman county market as reported by the FDIC as of June 30, 2007. At December 31, 2007, the Bank had deposits of approximately $559 million. The Company does not experience significant seasonal trends in its operations.
Employees
As of December 31, 2007, the Company had 151 employees, which included 38 new employees from First National. The Company plans to continue to hire additional employees to meet growth demands. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement, and the Company believes that its employee relations are in good standing.
Supervision and Regulation
General
As a registered bank holding company, Tennessee-chartered, federally insured commercial bank and a national chartered bank, the Company, Bank and First National are subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is regularly examined by the FDIC and the Tennessee Department of Financial Institutions (“Department”) and file periodic reports concerning its activities and financial condition with its regulators. The Bank’s relationships with depositors and borrowers are also regulated to a great extent by both federal law and the laws of the State of Tennessee, especially in such matters as the ownership of accounts and the form and content of mortgage documents.
First National operates under a National Bank Charter and is subject to regulations by the Office of the comptroller of the Currency (“OCC”) and FDIC.
Federal and state banking laws and regulations govern all areas of the operation of the Company and its bank subsidiaries, including reserves, loans, mortgages, capital, issuance of securities, payment of dividends, and establishment of branches. Federal and state bank regulatory agencies also have the general authority to limit the dividends paid by insured banks if such payments should be deemed to constitute an unsafe and unsound practice. Both the Department, FDIC and the OCC have the authority to impose penalties, initiate civil and administrative actions and take other steps intended to prevent banks from engaging in unsafe or unsound practices.
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
In approving acquisitions by bank holding companies of banks and companies engaged in banking-related activities, the FRB considers a number of factors, including expected benefits to the public such as greater convenience, increased competition, or gains in efficiency, as weighed against the risks of possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. The FRB is also empowered to differentiate between new activities and activities commenced through the acquisition of a going concern.
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
Securities Registration and Reporting
The Common Stock of the Company is registered as a class with the SEC under the1934 Act and thus is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of the Act. In addition, the securities issued by the Company are subject to the registration requirements of the 1933 Act and applicable state securities laws unless exemptions are available. The periodic reports, proxy statements, and other information filed by the Company with the SEC are available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer with the SEC and the Company’s filings may also be obtained free of charge at the SEC website (http://www.sec.gov) and on the Company’s website (http://www.cfbk.com).
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
State banks are subject to regulation by the Department with regard to capital requirements. Tennessee has adopted the provisions of FRS Regulation O with respect to restrictions on loans and other extensions of credit to bank “insiders.” Further, under Tennessee law, state banks are prohibited from lending to any one person, firm or corporation amounts more than fifteen percent (15%) of its equity capital accounts, except (i) in the case of certain loans secured by negotiable title documents covering readily marketable nonperishable staples, or (ii) with the prior approval of the state bank’s board of directors or finance committee (however titled), the state bank may make a loan to any person, firm or corporation of up to twenty-five percent (25%) of its equity capital accounts.
Deposit Insurance—Our deposit accounts are insured by the FDIC up to applicable limits by the Bank Insurance Fund (“BIF”). The BIF was designated as an insurance fund pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”). FIRREA provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default. FIRREA provides that certain types of persons affiliated with financial institutions can be fined by the federal regulatory agency having jurisdiction over a depository institution with federal deposit could be fined up to $1 million per day for each violation of certain regulations related (primarily) to lending to and transactions with executive officers, directors, and principal shareholders, including the interests of these individuals. Other violations may result in civil money penalties of $5,000 to $25,000 per day or in criminal fines and penalties. In addition, the FDIC has been granted enhanced authority to withdraw or to suspend deposit insurance in certain cases.
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
At December 31, 2006, the Bank’s deposit base for purposes of FDIC premiums was $309,258. The Bank paid FDIC insurance premiums of $154 in 2007.
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
Various other legislation, including proposals to revise the bank regulatory system and to limit or expand the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. The Department and the FRB examines us periodically for compliance with various regulatory requirements. Such examinations, however, are for the protection of the BIF and depositors and not for the protection of investors and shareholders.
As of December 31, 2007, under the regulations promulgated under FDICIA, each of the Bank and First National would have been deemed to be a “well-capitalized” institution if solely viewed on the basis of capital ratios.
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
The Company believes that, under the current regulations, we have sufficient capital to meet its minimum capital requirements. However, events beyond the control of the Bank and First National, such as a downturn in the economy in areas where we have most of its loans, could adversely affect future earnings and, consequently, the ability of us to meet our capital requirements.
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
In addition, an insured state bank (i) that is located in a state which authorized as of September 30, 1991 investment in common or preferred stock listed on a national securities exchange (“listed stock”) or shares of a registered investment company (“registered shares”), and (ii) which during the period beginning September 30, 1990 through November 26, 1991 (the “measurement period”) made or maintained investments in listed stocks and registered shares, may retain whatever shares that were lawfully acquired or held prior to December 19, 1991 and continue to acquire listed stock and registered shares, provided that the bank does not convert its charter to another form or undergo a change in control. In order to acquire or retain any listed stock or registered shares, however, the bank must file a one-time notice with the FDIC which meets specified requirements and which sets forth our intention to acquire and retain stocks or shares, and the FDIC must determine that acquiring or retaining the listed stocks or registered shares will not pose a significant risk to the deposit insurance fund of which the bank is a member.
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
Loans-to-One-Borrower—The aggregate amount of loans that we are permitted to make under applicable regulations to any one borrower, including related entities, is the greater of 25% of unimpaired capital and surplus or $500,000. Based on the Company’s capitalization of $37,173 at December 31, 2007, our loans-to-one borrower limit is approximately $9,293. Our house limits loans-to-one borrower is equal to the loan to one borrower limit.
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
Other
While not directly restricting efforts to acquire control of the Company, certain other characteristics of our organization may discourage attempts to acquire control of the Company. The Company’s Charter provides that approximately one-third of its Board of Directors are elected each year (see “Management — Classification of Directors”), thereby making it more difficult for a potential acquirer of control of the Company to replace the members of the Board of Directors than it would be if directors were elected at more frequent intervals or if a greater percentage of directors were elected at any one time.
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
Monetary Policy
The Bank and First National, like other depository institutions, is affected by the monetary policies implemented by the Board of Governors of the FRS. The FRS has the power to restrict or expand the money supply through open market operations, including the purchase and sale of government securities and the adjustment of reserve requirements. These actions may result in significant fluctuations in market interest rates, which could adversely affect the operations of the Bank, such as its ability to make loans and attract deposits, as well as market demand for loans. See “Supervision and Regulation.”
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
Our primary market area consists of Maury County, Tennessee. We also have operations in Rutherford and Williamson counties in Tennessee and in late 2007, we acquired First National Bank of Centerville with branches in Centerville and Lyles, Tennessee in Hickman county. Substantially all of our loan customers and most of our deposit and other customers live or have operations in this same geographic area. Accordingly, our success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area and the stability of the housing market, and our profitability is impacted by the changes in general economic conditions in this market. In addition, unfavorable local or national economic conditions, including deterioration in the housing market, could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.
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
Any adverse market or economic conditions in the State of Tennessee may disproportionately increase the risk our borrowers will be unable to timely make their loan payments. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2007, approximately 84.2% of our loans held for investment were secured by real estate. Of this amount, approximately 23.7% were commercial real estate loans, 30.9% were residential real estate loans, 28.7% were construction and development loans and 0.9% were other real estate loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the markets we serve or in the State of Tennessee could adversely affect the value of our assets, our revenues, results of operations and financial condition. In addition, construction and development lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to adverse conditions in the real estate market or the general economy. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. If we experiences significant construction loan loss because the cost and value of a construction loan project is inaccurately estimated or because of a general economic downturn, our results of operations could be adversely impacted and our net book value could be reduced
Liquidity needs could adversely affect our results of operations and financial condition.
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
We may not be able to successfully consolidate our operations with First National
Our ability to successfully consolidate our operations with First National will depend substantially on our ability to consolidate operations, systems and procedures and to eliminate redundancies and costs. We may not be able to combine our and First National’s operations without encountering difficulties, such as:
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
In December, 2000, the Bank moved the modular building previously located at the principal office to 601 North Garden Street, Columbia, Tennessee. In June, 2006, the modular building was moved to a temporary site located at 607 North Main Street, Columbia, Tennessee. During the third quarter of 2007, the Bank completed the downtown location at 601 North Garden Street, Columbia, TN. The Bank owns the building and leases the property at this location pursuant to the terms of a lease that expires in December 1, 2026.
In October 2007, the Company acquired First National with branches in Centerville and Lyles, Tennessee. As a result of the acquisition, the Company now owns the building and the property at both locations. In addition, the Company owns a storage facility located at Hackberry Street East in Centerville.
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
At December 31, 2007, the cost of office properties and equipment (less allowances for depreciation and amortization) owned by us was $17,256.
ITEM 3. LEGAL PROCEEDINGS
The Bank was a co-defendant in a suit in Maury County Circuit Court, Holloway et al. v. Evers. Et al, filed May 31, 2005, in which the plaintiff alleged that a bank loan officer disclosed the plaintiff’s loan history at the bank to plaintiff’s two partners in a real estate development, who subsequently forced plaintiff to sell his interest to them. Plaintiff alleged causes of action for tortious interference with contract, breach of common law fiduciary duty, and violation of the Financial Records Privacy Act. Plaintiff sought $5,000,000 in compensatory damages and $5,000,000 in punitive damages, jointly and severally, from the bank and plaintiff’s two partners. The Company believed the claim was without merit and vigorously defended the suit. In the second quarter of 2006, the trial court granted the co-defendants summary judgment in favor of the plaintiff’s tow partners which was upheld on appeal. On December 29, 2007, plaintiffs voluntarily dismissed their claims against the Company without prejudice.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
No matters were submitted to a vote of shareholders of the Company during the fourth quarter of the Company’s fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
No public market exists for the Company’s Common Stock, and there can be no assurance that a public trading market for the Company’s Common Stock will develop. As of March 14, 2008 there were 2,116 holders of record of the Company’s Common Stock and 3,177,733 shares outstanding, excluding vested options. As of March 14, 2008, there were 194,128 vested options outstanding to purchase shares of common stock.
While there is no public market for the Company’s Common Stock, the most recent trade of the Company’s Common Stock known to the Company occurred on March 14, 2008 at a price of $30.00 per share. These sales are isolated transactions and, given the small volume of trading in the Company’s Common Stock, may not be indicative of its present value. Below is a table which sets forth Company’s high and low prices of which the Company is aware for the relevant quarters during the three fiscal year ended December 31:

2007	High	Low
First quarter	$30.00	$30.00
Second quarter	$30.00	$30.00
Third quarter	$30.00	$25.00
Fourth quarter	$30.00	$25.00

2006	High	Low
First quarter	$35.00	$20.71
Second quarter	$30.00	$27.00
Third quarter	$32.50	$29.00
Fourth quarter	$30.00	$30.00

2005	High	Low
First quarter	$19.00	$13.00
Second quarter	$24.00	$19.00
Third quarter	$26.00	$22.00
Fourth quarter	$29.00	$25.00
For a foreseeable period of time, the principal source of cash revenues to the Company will be dividends paid by the Bank with respect to its capital stock. There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities. Further, the dividend policy of the Bank is subject to the discretion of the Board of Directors of the Bank and will depend upon such factors as future earnings, financial conditions, cash needs, capital adequacy and general business conditions. The Company paid cash dividends totaling $696 to shareholders in second quarter of 2007 and $575 to shareholders in the second quarter of 2006. Tennessee law provides that without the approval of the Commissioner of the Tennessee Department of Financial Institution dividends may be paid by the Bank in an amount equal to net income in the calendar year the dividend declared plus retained earnings for the prior two years. Tennessee laws regulating banks require certain charges against and transfers from an institution’s undivided profits account before undivided profits can be made available for the payment of dividends.
In the future, the declaration and payment of dividends on the Company’s Common Stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock, and other factors deemed relevant by the Board of Directors. As of December 31, 2007, an aggregate of approximately $5,984 was available for the payment of dividends in aggregate by the Bank and First National to the Company under applicable restrictions, without regulatory approval. However, if this amount was paid we could drop below “well capitalized” under prompt corrective action provisions. Regulatory authorities could impose administratively stricter limitations on the ability of the Bank to pay dividends to the Company if such limits were deemed appropriate to preserve certain capital adequacy requirements.

ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)
The following selected financial data for the five years ended December 31, 2007, was derived from our consolidated financial statements and the related notes thereto. This data should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2007 (1)	2006	2005	2004	2003

INCOME STATEMENT DATA:
Interest income	$35,369	$25,789	$17,305	$12,593	$10,000
Interest expense	20,606	13,528	7,006	4,272	3,819
Net interest income	14,763	12,261	10,299	8,321	6,181
Provision for loan losses	1,259	1,018	683	720	614
Noninterest income	3,697	3,125	2,356	2,107	1,936
Noninterest expense	13,997	10,453	8,146	6,329	5,451
Net income	2,380	2,802	2,565	2,132	1,264

BALANCE SHEET DATA:
Total assets	$636,062	$421,393	$328,806	$257,342	$217,368
Total securities	80,933	35,211	29,965	27,867	29,181
Total loans, net	484,522	344,714	256,150	208,087	169,803
Allowance for loan losses	(6,086)	(4,259)	(3,268)	(2,740)	(2,249)
Total deposits	559,303	366,766	286,243	223,778	195,239
FHLB advances	11,000	13,000	8,000	8,000	5,000
Subordinated debentures	23,000	8,000	8,000	3,000	3,000
Total shareholders’ equity	37,173	30,657	24,017	21,452	13,445

PER SHARE DATA:
Earnings per share — basic	$0.76	$0.97	$0.89	$0.78	$0.55
Earnings per share diluted	0.73	0.94	0.86	0.75	0.52
Cash dividend declared and paid	0.22	0.20	—	—	—
Book value	11.72	10.17	8.36	7.49	5.82

PERFORMANCE RATIOS:
Return on average assets	0.47%	0.76%	0.90%	0.90%	0.67%
Return on average equity	6.77	11.14	11.38	11.37	10.10
Net interest margin (2)	3.14	3.52	3.81	3.64	3.43

ASSET QUALITY RATIOS:
Nonperforming assets to total loans	0.56%	0.30%	0.20%	0.45%	0.49%
Net loan charge offs to average loans	0.04	0.01	0.07	0.12	0.09
Allowance for loan losses to total loans	1.24	1.22	1.26	1.30	1.31

CAPITAL RATIOS:
Leverage ratio (3)	6.76%	9.45%	10.25%	9.63%	7.81%
Tier 1 risk-based capital ratio	7.87	10.14	11.59	11.33	9.70
Total risk-based capital ratio	10.97	11.25	12.77	12.52	10.95

(1)	Includes the operations of First National from October 27, 2007, the date the Company acquired all of the outstanding common stock of that bank.

(2)	Net interest margin is the result of net interest income for the period divided by average interest earning assets.

(3)	Leverage ratio is defined as Tier 1 capital (pursuant to risk-based capital guidelines) as a percentage of adjusted average

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
The following is a discussion of our financial condition at December 31, 2007 and December 31, 2006, and our results of operations for each of the three years in the period ended December 31, 2007. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the annual audited consolidated financial statements. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere herein.
FORWARD-LOOKING STATEMENTS
Certain of the statements made herein, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, those described in our Annual Report on Form 10-K and below:
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
General
Community First, Inc., (the “Company”) is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and became so upon the acquisition of all the voting shares of Community First Bank & Trust on August 30, 2002. We were incorporated under the laws of the State of Tennessee as a Tennessee corporation on April 9, 2002, and conduct substantially all of our activities through and derive substantially all of our income from our wholly-owned bank subsidiary, Community First Bank & Trust, a Tennessee chartered bank (the “Bank”).
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
The Company completed its acquisition of 100% of the outstanding shares of common stock of The First National Bank of Centerville, a national banking association (“First National”) on October 26, 2007 pursuant to the terms of an Agreement and Plan of Reorganization and Share Exchange, dated as of August 1, 2007, by and between the Company and First National. The Company paid $22.8 million to acquire all of the outstanding shares of common stock of First National which it financed through the issuance of $15 million of subordinate debentures and $8 million distribution from First National.
First National operates under a National Bank Charter and provides full banking services. As a national Bank, First National is subject regulation by the Office of the comptroller of the currency and the FDIC. On January 31, 2008, First National was merged with and into the Bank, with the Bank continuing as the surviving entity.
The Company conducts banking activities from the main office and three branch offices in Columbia, Tennessee, one branch office in Mount Pleasant, Tennessee, one branch office in Franklin, Tennessee, one branch office in Murfreesboro, Tennessee, one branch office in Centerville, Tennessee and one branch office in Lyles, Tennessee. The Company also operates eleven automated teller machines in Maury county, two automated teller machines in Williamson county, one automated teller machine in Rutherford county, Tennessee and two automated teller machines in Hickman county, Tennessee.
The Company and its subsidiaries’ principal business is to accept demand and savings deposits from the general public and to make residential mortgage, commercial, construction, and consumer loans. The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits, subordinated debentures, and other borrowings. The Company also generates noninterest income, including service charges on deposit accounts, mortgage lending income, investment service income, bank owned life insurance (“BOLI”) income, and other charges, and fees. The Company’s noninterest expense consists primarily of employee compensation and benefits, net occupancy and equipment expense, and other operating expenses. The Company’s results of operations are significantly affected by its provision for loan losses and its provision for income taxes. The following discussion provides a summary of the Company’s operations for the past three years and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report.
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
Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using the nature and volume of the portfolio, information about specific borrower situations, and estimated collateral values, economic conditions, and other factors in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairments of a loan and Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies. . Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loans that, in management’s judgment, should be charged off.
The allowance for loan losses is maintained at a level that management believes will be adequate to absorb losses on existing loans that may become uncollectible. Provision to and adequacy of the allowance for loan losses are based on the evaluation of the loan portfolio utilizing objective and subjective criteria, in accordance with SFAS 114 and SFAS 5. The objective criteria primarily include an internal grading system and specific allocations for impaired loans. The Company utilizes a historical analysis to validate the overall adequacy of the allowance for loan losses in accordance with SFAS 5. The subjective criteria take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, and business conditions that may affect the borrowers’ ability to pay, and other relevant factors. Changes in any of these criteria or the availability of new information could require adjustments of the allowance for loan losses in future periods. No portion of the Company’s allowance for loan losses is restricted to any individual loan or group of loans, and the entire allowance for loan losses is available to absorb losses for any and all loans.
Under SFAS 114, a loan is impaired when it is probable that the Company will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. Generally, a loan is impaired for purposes of SFAS 114 if it exhibits the same level of weaknesses and probability of loss as loans (or portions of loans) classified special mention, substandard, doubtful or loss. Commercial and commercial real estate loans are individually evaluated for impairment. Consumer and residential real estate loans are also individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral, net of selling costs, if repayment is expected solely from the collateral.
The Bank automatically place loans on non-accrual when they become 90 days past due, however; when in management’s opinion the borrower may be unable to meet payments the loan may be placed on non-accrual at that time even if not then 90 days past due. When interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.
ANALYSIS OF RESULTS OF OPERATION
Our income was $2,380 for the year ended December 31, 2007, a decrease of 15.1% over net income of $2,802 for 2006. Net income in 2005 was $2,565. Pretax income declined from $3,915 in 2006 to $3,204 in 2007. Pretax income in 2005 was $3,826. The decrease in pretax income in 2007 was primarily the result of expenses associated with expanding into markets in Williamson, Rutherford and Hickman counties and the $390 gain on sale of land recorded in 2006. Growth in interest income in 2007 and 2006 was offset in part by the increase in interest expense and noninterest expense as a result of an increase in the Bank’s and First National’s cost of funds and as a result of the Company’s expansion efforts. In 2007, noninterest expense increased by 33.9% while net interest income only increased 20.4% over 2006. The increase in noninterest expense is attributable primarily to salaries and other operating expenses associated with growth of the Company including adding additional branches in Maury county and expanding in Williamson, Rutherford and into Hickman county through the acquisition of First National in the fourth quarter of 2007. In 2006, noninterest expense increased by 28.3% while net interest income increased 19.1% over 2005 due to expanding into Williamson and Rutherford counties. Basic and diluted earnings per share were $0.76 and $0.73 for 2007 compared to $0.97 and $0.94 in 2006. Basic and diluted earnings per share in 2005 were $0.89 and $0.86.
Net Interest Income
Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.
2007 compared to 2006
Net interest income before the provision for loan losses for 2007 increased $2,502, or 20.4% to $14,763 compared to $12,261 in 2006. The increase was due primarily to continued growth in the Company’s loan portfolio, which was funded primarily by deposit growth as well as the Company’s acquisition of First National in the fourth quarter of 2007. The addition of First National increased net interest income $708 in 2007.
Interest and fee income on loans in 2007 was $32,657, an increase of $8,634, or 35.9%, over 2006. The increase in interest income is due to growth and higher average balances on loans. During 2007, approximately 49% of our loan portfolio was tied to a variable rate.

Interest income for tax exempt and taxable securities was $2,239, an increase of $723, or 47.7%, over 2006. The increase in interest income was the result of the acquisition of First National in October 2007 with First National’s investment securities totaling $54,385 at acquisition. Interest income also increased due to higher average balances as well as opportunities to reinvest in higher-yield bonds provided by the short term maturity structure of the investment portfolio. First National had $41,228 in its investment portfolio at year end which generated $380 of interest income after the acquisition date.
Although net interest income increased, our net interest margin continued to experience compression throughout 2007, declining to 3.14% from 3.52% in 2006, a decrease of 38 basis points (“bps”). We experienced challenging competitive conditions and continued competitive pricing pressures throughout 2007, which contributed to the decline in net interest margin. The Bank increased costs of funding resulting from competitive deposit pricing pressure in the Bank’s primary market area and its reliance on brokered and national market deposits contributed to the decline in our net interest margin in 2007. Management anticipates that the net interest margin will improve in 2008 due to the acquisition of First National whose deposit pricing is not as negatively impacted by competition as the Bank’s. Due to changes in market conditions, most of the securities purchased from First National are in an unrealized gain position. We plan to liquidate a portion of these securities in the first quarter of 2008 and reinvest the proceeds in higher yielding loans. We believe the First National acquisition will allow us to decrease our cost of funding through reducing dependency on brokered and national market deposits.
The yield on interest earning assets increased 13 bps to 7.53% in 2007, compared to 7.40% in 2006. This increase was primarily due to continued growth in the loan portfolio and the growth in the investment portfolio. Interest and fee income on loans increased $8,634 over 2006 and $8,200 of the increase was due to the increase in the volume of loans. Loan yields increased only 10 bps over 2006 due to the Federal Reserve Bank cutting rates in the fourth quarter of 2007 and which negatively impacted 49% of our portfolio that is variable rate loans. Investment yields increased 52 bps to 4.85% in 2007, compared to 4.33%in 2006. The increase of $723 in investment income was attributed primarily to the increase in volume of $557.
Interest expense totaled $20,606 for the year ended 2007, compared to $13,528 in 2006, an increase of $7,078 or 52.3%. The increase in interest expense was due to deposit growth in higher costing deposits, consisting primarily of time deposits, as well as an increase in higher costing brokered deposits and national market deposits. Interest expense on time deposits over $100,000 increased $1,787 in 2007. The increase of $1,787 was due to $188 in volume and $1,599 due to interest rates. However, an increase in interest expense of $3,848 in other time deposits was attributed primarily to the increase in volume. The increase in interest expense was also due to additional interest expense of $318 associated with the $15,000 of subordinated debentures issued by us in the third quarter of 2007 to finance a portion of the purchase price for the acquisition of First National. The cost of interest bearing deposits and other liabilities has followed the same trend, increasing 51 bps to 4.87% in 2007, up from 4.36% in 2006.
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

Interest income for tax exempt and taxable securities was $1,516, an increase of $556, or 57.9%, over 2005. The increase in interest income was the result of higher average balances on the investment portfolio and opportunities to reinvest in higher-yielding bonds provided by the short term maturity structure of the investment portfolio.
Although net interest income increased, the Company’s net interest margin continued to compress throughout 2006, declining to 3.52% from 3.81% in 2005, a decrease of 29 bps. The yield curve between short-term and long-term interest rates was essentially flat or inverted throughout 2006, contributing to the decline in the Company’s net interest margin in 2006. This situation, along with challenging competitive conditions and continued competitive pricing pressures experienced by the Company, contributed to the decline in the Company’s net interest margin.
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
Interest expense totaled $13,528 for the year ended 2006, compared to $7,006 in 2005, an increase of $6,522 or 93.1%. The increase in interest expense was due to deposit growth in higher cost deposits as well as an increase in higher costing brokered deposits and national market time deposits. Interest expense on time deposits over $100,000 increased $2,313 in 2006. The increase was due equally to higher volume and interest rates. The cost of interest bearing deposits and other liabilities has followed the same trend, increasing 140 bps to 4.36% in 2006, up from 2.96% in 2005.

Average Balance Sheets, Net Interest Income)
Changes in Interest Income and Interest Expense
The following table shows the average daily balances of each principal category of our assets, liabilities and stockholders’ equity, an analysis of net interest income for the three years ended December 31.

	2007			2006			2005
	Average	Interest	Revenue/	Average	Interest	Revenue/	Average	Interest	Revenue/
	Balance	Rate	Expense	Balance	Rate	Expense	Balance	Rate	Expense

Gross loans (1 and 2)	$413,185	7.90%	$32,657	$308,039	7.80%	$24,023	$237,643	6.81%	$16,189

Securities available for sale (3)	48,490	4.62%	2,239	35,465	4.27%	1,516	28,102	3.42%	960

Federal funds sold and other	8,079	5.85%	473	4,824	5.18%	250	4,260	3.66%	156

Total interest earning assets	469,754	7.53%	35,369	348,328	7.40%	25,789	270,005	6.41%	17,305

Cash and due from banks	8,847			7,547			6,091
Other nonearning assets	26,120			15,696			12,686
Allowance for loan losses	(4,879)			(3,745)			(2,991)

Total assets	$499,842			$367,826			$285,791

Deposits:
NOW & money market investments	$61,043	2.75%	$1,679	$47,022	2.24%	$1,053	$49,096	1.53%	$751
Savings	12,550	1.17%	147	8,872	1.33%	118	9,436	1.20%	113
Time deposits $100,000 and over	98,047	6.82%	6,682	94,416	5.18%	4,895	65,003	3.97%	2,582
Other time deposits	218,509	4.59%	10,037	137,488	4.50%	6,189	99,988	2.96%	2,963

Total interest-bearing deposits	390,149	4.75%	18,545	287,798	4.26%	12,255	223,523	2.87%	6,409

Other borrowings	32,882	6.27%	2,061	22,698	5.61%	1,273	13,322	4.48%	597

Total interest-bearing liabilities	423,031	4.87%	20,606	310,496	4.36%	13,528	236,845	2.96%	7,006

Noninterest-bearing liabilities	41,635	—	—	32,173	—	—	26,399	—	—

Total liabilities	464,666			342,669			263,244

Shareholders’ equity	35,176			25,157			22,547

Total liabilities and shareholders’ equity	$499,842			$367,826			$285,791

Net interest income			$14,763			$12,261			$10,299

Net interest margin (4)		3.14%			3.52%			3.81%

1	Interest income includes fees on loans of $1,267, $1,131 and $648 in 2007, 2006 and 2005.

2	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

3	Amortization cost is included in the calculation of yields on securities available for sale.

4	Net interest income to average interest earning assets.

The following table reflects how changes in the volume of interest earning assets and interest-bearing liabilities and changes in interest rates have affected our interest income, interest expense, and net interest income for the periods indicated. Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (changes in rate multiplied by prior volume); and (3) changes in rate/volume (changes in rate multiplied by change in volume). The changes attributable to the combined impact of volume and rate have all been allocated to the changes due to volume.
Analysis of Changes in Net Interest Income

	2007 to 2006			2006 to 2005
	Due to	Due to		Due to	Due to
	Volume (1)	Rate (2)	Total (3)	Volume (1)	Rate (2)	Total (3)

Interest Income:
Gross loans (4 and 5)	$8,200	$434	$8,634	$4,796	$3,038	$7,834

Securities available for sale	557	166	723	252	304	556

Federal funds sold and other	169	54	223	21	73	94

Total interest earning assets	8,920	660	9,580	5,069	3,415	8,484

Interest Expense:
Deposits:
NOW & money market investments	$314	$312	$626	$(32)	$334	$302
Savings	49	(20)	29	(7)	12	5
Time deposits $100,000 and over	188	1,599	1,787	1,168	1,145	2,313
Other time deposits	3,647	201	3,848	1,111	2,115	3,226

Total interest-bearing deposits	4,198	2,092	6,290	2,240	3,606	5,846

Other borrowings	571	217	788	420	256	676

Total interest-bearing liabilities	4,769	2,309	7,078	2,660	3,862	6,522

Net interest income	$4,151	$(1,649)	$2,502	$2,409	$(447)	$1,962

4	Interest income includes fees on loans of $1,267, $1,131 and $648 in 2007, 2006 and 2005.

5	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.
Noninterest Income
The Company’s noninterest income consists of service charges on deposit accounts, mortgage banking activities, investment service income, and other noninterest income.
2007 compared to 2006
Noninterest income for the year ended December 31, 2007 increased 18.3% to $3,697 compared to $3,125 in 2006. Service charges on deposit accounts are our largest source of noninterest income and increased $124, or 8.2% to $1,644 in 2007 compared to $1,520 in 2006. The largest component of the increase in service charge income was $71 from accounts at First National. First National was acquired by the Company in the fourth quarter of 2007. The largest component of service charges on deposits is the Bank’s overdraft courtesy product, which generated $1,044 for 2007 compared to $1,037 in 2006. The Bank originates and sells long-term fixed rate mortgages and the related servicing. Mortgage loans originated and sold generated $1,212 in gains for 2007, an increase of $546, or 82.0%, compared to $666 in 2006. Income from mortgage loans originated and sold was impacted positively in 2007 by increasing our mortgage origination staff from 4 in 2006 to 9 in 2007 and expanding into Williamson and Rutherford counties. In 2005, the Bank sold property in Williamson county, Tennessee, which created a deferred gain of $390 due to the Bank’s financing of the loan for this property. During 2006 the Bank sold this loan to another financial institution and recognized the $390 gain into other noninterest income. First National sold investments during the fourth quarter of 2007 with a gain of $19. Other noninterest income increased $273, or 49.7%, to $822 in 2007 from $549 in 2006. The increase in other noninterest income was due primarily from the Bank offering new investment service products, including the Appalachian Fund for Growth II, LLC, an investment in an unconsolidated corporation which qualifies as a “Community Development Entity” and provides loans to low-income communities and an increase in BOLI cash surrender value. Management expects that noninterest income will continue to increase in 2008 as we expands its mortgage origination division and investment services group and as we increases in our size, although, if the housing market in our market areas is negatively impacted by continued economic difficulties, we may be unable to grow our noninterest income related to the origination of mortgage loans even if we increase our staff in these areas.
2006 compared to 2005
Noninterest income for the year ended December 31, 2006 increased 32.6% to $3,125 compared to $2,356 in 2005. Service charges on deposit accounts decreased 2.6% to $1,520 in 2006 compared to $1,561 in 2005. The decrease in service charge income was due to higher average balances on transaction deposit accounts, which allowed customers to avoid service charges. The largest component of service charges on deposits is the Bank’s overdraft courtesy product, which generated $1,037 for 2006 compared to $1,112 in 2005. The Bank originates and sells long-term fixed rate mortgages and the related servicing. Mortgage loans originated and sold generated $666 in gains for 2006, an increase of $197, or 42.0%, compared to $469 in 2005. In 2005, the Bank sold property in Williamson county, Tennessee, which created a deferred gain of $390 due to the Bank’s financing of the loan for this property. During 2006 the Bank subsequently sold this loan to another financial institution and recognized the $390 gain into other noninterest income. Other noninterest income increased $223, or 68.4%, to $549 in 2006 from $326 in 2005. The increase in other noninterest income was due primarily from the Bank offering new investment service products and an increase in BOLI cash surrender value.

The table below shows noninterest income for each of three years ended December 31:

	2007	2006	2005

Service charges on deposit accounts	$1,644	$1,520	$1,561
Mortgage banking activities	1,212	666	469
Gain on sale of securities	19	—	—
Gain on sale of land	—	390	—
Other:
Investment service income	312	228	22
Check printing income	22	24	25
Safe deposit rental	18	12	12
Credit life insurance commissions	11	14	19
BOLI income	150	138	60
ATM income	113	74	70
Appalachian Fund Income	123	—	—
Other	73	59	118

Total noninterest income	$3,697	$3,125	$2,356

Noninterest Expense
Noninterest expense consists of salaries and employee benefits, net occupancy, furniture and equipment, data processing, advertising and public relations, and other operating expenses.
2007 compared to 2006
Noninterest expense for the year ended December 31, 2007 increased 33.9% to $13,997 compared with $10,453 in 2006. During 2007 and 2006, noninterest expenses have increased as we have grown. The growth in noninterest expenses throughout 2007 and 2006 was attributable primarily to salaries and other operating expenses associated with our growth and expansion into Williamson and Rutherford counties and into Hickman county through our acquisition of First National in the fourth quarter of 2007. Salaries and employee benefits increased $1,645, or 30.2% to $7,096 in 2007 compared to $5,451 in 2006. The Company’s staff increased from 96 full time equivalent employees in 2006 to 142 in 2007, an increase of 46 employees. During the fourth quarter of 2007, we acquired First National and 38 additional employees were added to the staff. Also, included in salaries and employee benefits expense is stock based compensation expense of $253 for 2007 and $307 in 2006. The remaining increase of $1,899 was associated with operating expenses including data processing, advertising, audit and accounting, and other expenses. Management expects that noninterest expenses will continue to increase moderately during 2008 in conjunction with our growth in 2007 as we experience a full year of expenses of First National, but should decline as a percentage of average assets as we continue to experience operating efficiencies as our growth continues.
2006 compared to 2005
Noninterest expense for the year ended December 31, 2006 increased 28.3% to $10,453 compared with $8,146 in 2005. During 2006 and 2005, noninterest expenses increased as the Bank has grown. The growth in noninterest expenses throughout 2006 and 2005 was attributable primarily to salaries and other operating expenses associated with growth of the Bank and expansion into Williamson and Rutherford counties. Salaries and employee benefits increased $1,522, or 38.7% to $5,451 in 2006 compared to $3,929 in 2005. The Company’s staff increased from 76 full time equivalent employees at December 31, 2005 to 96 at December 31, 2006. Also included in salaries and employee benefits expense for 2006 is $307 in additional expenses due to changes in accounting rules, which beginning on January 1, 2006 required compensation expense related to stock options and stock awards to be expensed. The remaining increase of $785 was associated with operating expenses including data processing, advertising, audit and accounting, and other expenses.
The table below shows noninterest expense for each of three years ended December 31:

	2007	2006	2005

Salaries and employee benefits	$7,096	$5,451	$3,929
Occupancy	864	550	453
Furniture and equipment	721	545	518
Data processing fees	873	684	575
Advertising and public relations	719	509	340
Other:
Loan expense	139	146	152
Legal	23	63	119
Audit and accounting fees	345	214	290
Directors expense	174	152	97
Postage and freight	324	268	220
Operational expense	763	476	289
Regulatory and compliance	254	107	111
ATM expense	331	222	147
Other	1,371	1,066	906

Total noninterest expense	$13,997	$10,453	$8,146

Provisions for Loan Losses
During 2007, we recorded a provision for loan losses of $1,259, an increase of $241, or 23.7%, over $1,018 in 2006. We reviewed the loans of First National at the time of acquisition and determined that no additional allowance for loan losses was needed and no additional provision was recorded during 2007, therefore; the growth in the provision was attributable to the growth of $93,039 in loans during 2007 at the Bank. In 2006, the Bank recorded a provision for loan losses of $1,018 compared to $683 for 2005.
Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experience, which management believes is representative of probable loan losses. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, and the creditworthiness of our borrowers and other related factors. The provision for loan losses has been most directly impacted by the rapid loan growth experienced by the Bank as well as the impact of an increase in net charge offs in 2007 discussed in more detail below.
Income Taxes
The effective income tax rates were 25.7%, 28.4%, and 33.0%, for 2007, 2006 and 2005, respectively. The change in the effective tax rate for 2007 and 2006 was largely due to state net operating losses (NOLs) created in 2006 and 2005 provided by the Company’s real estate investment trust and the Bank’s investment in a project that qualifies for the New Markets Tax Credits program.

Analysis of Financial Condition
Total assets at December 31, 2007 were $636,062, an increase of $214,669 or 50.9%, over 2006 year end assets of $421,393. Average assets for 2007 were $499,842, an increase of $132,016 or 35.9% over average assets for 2006.
The primary reason for the increase in total assets was the acquisition of First National. First National’s assets as of the acquisition date of October 26, 2007 totaled $104,768, net of cash and cash equivalents. Also, continued strong loan demand, which resulted in organic loan growth of $141,635 in gross loans throughout 2007 at the Bank, contributed to the increase in total assets. The increase in total assets was funded primarily by the continued growth of new deposit accounts as well as obtaining national market time deposits, brokered deposits, and public fund deposits. Net loans of $484,522 (excluding mortgage loans held for sale) increased by $139,808 or 40.6% in 2007, from $344,714 in 2006. The increase in loans of $139,808 included $48,000 in loans held at First National at year end 2007. As of December 31, 2007, securities totaled $80,933, an increase of $45,722, or 129.9%, over year end 2006. The increase was primarily attributable to $41,228 of securities at First National. At December 31, 2007, cash and cash equivalents were $27,285, a increase of $12,212 over year end 2006. The increase in cash and cash equivalents resulted from selling $20,289 in securities at First National that resulted in a gain of $19.
Loans
Gross loans (excluding mortgage loans held for sale) grew from $348,973 at December 31, 2006, to $490,608 at December 31, 2007, an increase of $141,635, or 40.6%. Mortgage loans held for sale at December 31, 2007, were $5,710 compared to $3,981 at December 31, 2006, an increase of $1,729. Most of the net loan growth in 2007 was in 1-4 family residential real estate, construction and commercial real estate loans. Loans secured by 1-4 family real estate increased $55,169, while commercial real estate loans increased by $26,180. Construction loans secured by real estate increased $47,201, or 50.4% over 2006. The construction loan increase was due to expanding into the Williamson and Rutherford county markets.
Of the total loans of $490,608 in the portfolio as of year end 2007, $239,540, or 48.8% were variable rate loans and $251,068 were fixed rate loans.

On December 31, 2007, the Company’s loan to deposit ratio (including mortgage loans held for sale) was 88.7%, compared to 96.2% in 2006. The loan to asset ratio (including mortgage loans held for sale) was 78.0% for 2007, compared to 83.8% in 2006. Management expects loan demand to remain strong in 2008, especially in commercial and construction loans.

	December 31, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total
Real estate
Construction	$140,905	28.7%	$93,704	26.9%
1-4 family residential	151,478	30.9%	96,309	27.6%
Commercial	116,327	23.7%	90,147	25.8%
Other	4,567	0.9%	3,009	0.9%
Commercial, financial and agricultural	50,240	10.2%	46,942	13.4%
Consumer	14,969	3.1%	11,560	3.3%
Other	12,122	2.5%	7,302	2.1%

Total (1)	$490,608	100.0%	$348,973	100.0%

(1)	Does not include mortgage loans held for sale at December 31, 2007 and December 31, 2006.
The following table presents various categories of loans contained in our loan portfolio for the periods indicated and the total amount of all loans for such period:

	2007	2006	2005	2004	2003
Real estate
Construction	$140,905	$93,704	$61,530	$36,241	$23,977
1-4 family residential	151,478	96,309	79,634	67,844	52,073
Commercial	116,327	90,147	69,549	66,319	63,513
Other	4,567	3,009	894	288	486
Commercial, financial and agricultural	50,240	46,942	36,601	30,068	21,765
Consumer	14,969	11,560	10,803	9,597	9,778
Other	12,122	7,302	407	470	460

Total loans	$490,608	$348,973	259,418	210,827	172,052

Allowance for possible loan losses	(6,086)	(4,259)	(3,268)	(2,740)	(2,249)

Total loans (net of allowance)	$484,522	$344,714	$256,150	$208,087	$169,803

The following is a presentation of an analysis of maturities of loans as of December 31, 2007:

	Due in 1	Due in 1	Due after
Type of Loan	year or less	to 5 years	5 Years	Total

Commercial, financial and agricultural and commercial real estate	$50,386	$96,806	$19,375	$166,567
Real estate-construction	102,330	36,385	2,190	140,905

Total	$152,716	$133,191	$21,565	$307,472

The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2007 for the loan types mentioned above:

Loans due after 1 year with predetermined interest rates	$153,927
Loans due after 1 year with floating, or adjustable, interest rates	$829
Asset Quality
The following table presents information regarding impaired, nonaccrual, past due and restructured loans at the dates indicated:

	December 31,
	2007	2006	2005	2004	2003
Loans considered by management as impaired:
Number	67	38	20	10	7
Amount	$3,945	$1,416	$117	$905	$533

Loans accounted for on nonaccrual basis:
Number	63	27	12	10	7
Amount	$2,764	$1,059	$508	$905	$533

Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:
Number	—	—	—	—	9
Amount	$—	$—	$—	$—	$307

Loans defined as “troubled debt restructurings”
Number	—	—	—	—	—
Amount	$—	$—	$—	$—	$—
As of December 31, 2007, there were $4,882 loans classified by management as doubtful or substandard that are not on nonaccrual, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.
Accrual of interest is discontinued on a loan when management of the Company determines upon consideration of economic and business factors affecting collection efforts that collection of interest is doubtful.
There are no other loans which are not disclosed above, but where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

The following table presents information regarding loans included as non accrual and the gross income that would have recorded in the period if the loans had been current, and the amount of interest income on those that was included in net interest income for the period end December 31.

	2007	2006	2005	2004	2003
Nonaccrual interest	$355	$144	$30	$45	$160
Lost interest	107	39	16	34	46
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
Nonperforming loans are defined as nonaccrual loans, loans still accruing but past due 90 days or more, and restructured loans. The following table presents information regarding nonperforming loans at the dates indicated:

	2007	2006	2005	2004	2003
Loans secured by real estate	$2,301	$843	$436	$867	$762
Commercial and Industrial	194	191	34	—	57
Consumer	256	25	—	38	14
Other	13	—	38	—	7

Total	$2,764	$1,059	$508	$905	$840

Management classifies commercial and commercial real estate loans as nonaccrual loans when principal or interest is past due 90 days or more and the loan is not adequately collateralized. Also loans are classified as nonaccrual when they are in the process of collection, or when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation. Nonaccrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to deterioration in the financial condition of the borrower. However, restructured loans that demonstrate good performance under the restructured terms and that yield a market rate of interest may be removed from restructured status in the year following the restructure.

Summary of Loan Loss Experience
An analysis of our loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for loan losses:

	December 31,
	2007	2006	2005	2004	2003
Balance at beginning of period	$4,259	$3,268	$2,740	$2,249	$1,773
Increase due to acquisition of First National	730	—	—	—	—

Charge offs:
Commercial, financial and agricultural	(86)	(8)	(98)	(66)	—
Real Estate-construction	—	—	—	—	—
Real Estate-1 to 4 family residential	(47)	—	(14)	(7)	(30)
Real Estate-commercial	(2)	—	—	—	—
Real Estate-other	—	—	—	—	—
Consumer and other loans	(77)	(42)	(121)	(179)	(130)

	(212)	(50)	(233)	(252)	(160)

Recoveries:
Commercials, financials and agriculture	27	—	—	—	2
Real Estate-construction	—	—	—	—	—
Real Estate-1 to 4 family residential	—	1	25	6	1
Real Estate-commercial	—	—	—	—	—
Real Estate-other	—	—	—	—	—
Consumer and other loans	23	22	53	17	19

	50	23	78	23	22

Net Charge offs	(162)	(27)	(155)	(229)	(138)

Provision for loan losses	1,259	1,018	683	720	614

Balance at end of period	$6,086	$4,259	$3,268	$2,740	$2,249

Ratio of net charge offs during the period to average loans outstanding during the period	0.04%	0.01%	0.07%	0.12%	0.09%

Ratio of nonperforming loans to total loans	0.56%	0.30%	0.20%	0.45%	0.49%
Ratio of impaired loans to total loans	0.80%	0.41%	0.05%	0.43%	0.31%
Ratio of allowance for loan losses to total loans	1.24%	1.22%	1.26%	1.30%	1.31%

At December 31, 2007 and 2006, the allowance was allocated as follows:

	2007		2006
		Percentage of loans		Percentage of loans
		to the allowance in		to the allowance in
	Amount	each category	Amount	each category

Commercial, financial and agricultural	$596	10%	$547	13%
Real estate-construction	1,611	27%	1,053	25%
Real estate-1 to 4 family residential	2,089	34%	1,266	30%
Real estate-commercial	1,342	22%	1,110	26%
Consumer and other loans	448	7%	283	6%

Total	$6,086	100%	$4,259	100%

At December 31, 2005 and 2004, the allowance was allocated as follows:

	2005		2004
		Percentage of loans		Percentage of loans
		to the allowance in		to the allowance in
	Amount	each category	Amount	each category

Commercial, financial and agricultural	$458	14%	$379	14%
Real estate-construction	772	24%	494	17%
Real estate-1 to 4 family residential	1,038	31%	818	30%
Real estate-commercial	871	27%	925	34%
Consumer and other loans	129	4%	124	5%

Total	$3,268	100%	$2,740	100%

At December 31, 2003, the allowance was allocated as follows:

	2003
		Percentage of loans to
		the allowance in each
	Amount	category

Commercial, financial and agricultural	$275	12%
Real estate-construction	354	16%
Real estate-1 to 4 family residential	604	27%
Real estate-commercial	892	39%
Consumer and other loans	124	6%

Total	$2,249	100%

Allowance for Loan Losses
In considering the adequacy of our allowance for loan losses, management has focused on the fact that as of December 31, 2007, 85% of outstanding loans are secured by real estate. Our consumer loan portfolio is also well secured and, as such, does not, in management’s opinion, involve more than normal credit risk.
Although our loan portfolio is concentrated in Middle Tennessee, management does not believe this geographic concentration presents an abnormally high risk. At December 31, 2007 there were no loan concentrations that exceeded 10% of total loans other than as included in the preceding table of types of loans. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.
Securities
At December 31, 2007, we owned $80,933 in securities, compared to $35,211 at year end 2006. Total securities increased in 2007 by $45,722, primarily as a result of our acquisition of First National. The unrealized gains on securities at year end 2007 were $64, net of tax. The investment portfolio was 12.7% of total assets at December 31, 2007, and 8.4% of total assets at December 31, 2006. All of the Company’s securities are classified as available for sale. The Company’s investment portfolio is used to provide interest income and liquidity and for pledging purposes to secure public fund deposits.
The carrying value of securities at December 31 is summarized as follows:

	December 31, 2007		December 31, 2006
	Amount	% of Total	Amount	% of Total

U.S. Government sponsored entities	$15,919	19.6%	$19,776	56.2%
Mortgage-backed securities	54,119	66.9%	7,857	22.3%
State and municipals	6,233	7.7%	6,092	17.3%
Other debt securities	4,662	5.8%	1,486	4.2%

Total	$80,933	100.0%	$35,211	100.0%

	December 31, 2005
	Amount	% of Total

U.S. Government sponsored entities	$18,887	63.0%
Mortgage-backed securities	3,089	10.3%
State and municipals	5,487	18.3%
Other debt securities	2,502	8.4%

Total	$29,965	100.0%

The following table presents the carrying value by maturity distribution of the investment portfolio, along with weighted average yields thereon, as of December 31, 2007:

	Within	1-5	5-10	Beyond
	1 Year	Years	Years	10 Years	Total
U.S. Government sponsored entities	$3,503	$11,416	$1,000	$—	$15,919
State and municipals	—	—	3,965	2,268	6,233
Other debt securities	—	—	1,010	3,652	4,662

Total debt securities	$3,503	$11,416	$5,975	$5,920	$26,814

Weighted average yield(tax equivalent)	4.82%	4.68%	4.87%	6.54%	5.15%

Mortgage-backed securities					$54,119

Weighted average yield					5.53%

Premises and Equipment
In 2007, fixed assets, net of depreciation, increased $6,376. The largest component of the increase in fixed assets consisted of $3,166 due to the completion of the Bank’s new downtown Columbia, Tennessee branch.
Rent expense was $288 in 2007, compared to $162 in 2006. The increase was due to leasing a new bank building in Rutherford county, a new lease on the land for the new downtown building in Columbia, Tennessee, and the increase in the number of ATMs.
Deposits
We rely on having a growing deposit base to fund loan and other asset growth. Total deposits were $559,303 at December 31, 2007, compared to $366,766 at December 31, 2006. The following table sets forth the composition of the deposits at December 31:

	2007		2006
	Amount	% of Total	Amount	% of Total

Noninterest-bearing demand accounts	$52,272	9.3%	$34,001	9.3%
Interest-bearing demand accounts	81,637	14.6%	46,530	12.7%
Savings accounts	21,065	3.8%	8,921	2.4%
Time deposits greater than $100,000	145,735	26.1%	114,480	31.2%
Other time deposits	258,594	46.2%	162,834	44.4%

Total	$559,303	100.0%	$366,766	100.0%

The majority of the deposits continue to be in time deposits. The weighted yield for 2007 on total time deposits was 5.2%. Time deposits (certificate of deposits and IRAs) totaled $404,329, or 72.2% of total deposits. Time deposits less than $100,000 were $258,594 at December 31, 2007, which is an increase of $95,760 from year end 2006. The increase in time deposits less than $100,000 was from national market and personal time deposits. We had a promotion in 2007 that increased personal time deposits by increasing the rates we paid on these deposits. Personal time deposits under $100,000 increased from $50,899 in 2006 to $125,314 in 2007, which included $34,222 in personal time deposits at First National. At December 31, 2007, national market time deposits totaled $114,516, with a weighted average rate of 5.28%. Total brokered time deposits were $23,413 at December 31, 2007 with a weighted average rate of 5.06%. The variable rate time deposit interest rate can change one time over the term of the deposit. Total variable rate time deposits were $28,840 at December 31, 2007, with a weighted average rate of 5.33%. Total variable rate time deposits were $23,426 at year end 2006 with a weighted average rate of 5.26%. At December 31, 2007, we had $401,110 in time deposits maturing within two years, of which $23,413 were brokered deposits. Time deposits maturing within one year of December 31, 2007 were $380,431, or 94.1% of total time deposits. If we are not able to retain these deposits at maturity, or attract additional deposits at comparable rates, we may be required to seek higher costing deposits to replace these deposits which could negatively impact our net interest margin. The weighted average cost of all deposit accounts was 4.33% in 2007 compared to 3.87% in 2006. The weighted average rate on time deposits was 5.28% in 2007, compared to 4.78% in 2006. Management expects to seek short-term time deposit funding to match variable rate loans. These efforts, if successful, are expected to reduce interest rate risk. The Bank has introduced a free checking account product and has expanded into Williamson and Rutherford counties to access lower cost business accounts. We also expect our expansion into Hickman county through the acquisition of First National to result in an increase in lower costing deposits.
The following tables present, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

	Year Ended December 31,
	2007		2006		2005
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Amount	Paid	Amount	Paid	Amount	Paid

Noninterest-bearing demand deposits	$38,112	n/a	$29,272	n/a	$24,927	n/a

Interest-bearing demand accounts	61,043	2.75%	47,022	2.24%	49,096	1.53%
Savings deposits	12,550	1.17%	8,872	1.33%	9,436	1.20%
Time deposits	316,556	5.28%	231,904	4.78%	164,991	3.36%
The following table indicates the amount outstanding of time deposits of $100,000 or more and other time deposits of $100,000 or more and respective maturities as of December 31, 2007:

3 months or less	$44,834
3 months-6 months	58,535
6 months-12 months	32,322
Over 12 months	10,044

Total	$145,735

Contractual Obligations
The Company has the following contractual obligations as of December 31, 2007:

	Less than	1 — 3	3 — 5	More than
	1 year	years	years	5 years	Total
Long-term debt obligations	$8,000	$3,510	$—	$23,000	$34,510

Operating leases	222	308	231	1,470	2,231

Total	$8,222	$3,818	$231	$24,470	$36,741

Long-term debt obligations consist of advances from the Federal Home Loan Bank, other borrowed money, and subordinated debentures. The Bank has entered into operating lease agreements for certain branch properties and equipment. Future minimum rental payments under the terms of these noncancellable leases, including renewal options, are included in the operating lease obligations.
Short-Term Borrowings
The table below includes certain information related to borrowed funds with original maturities of less than one year. The short-term borrowings are made up of federal funds sold.

	2007	2006	2005
Balance at year-end	—	—	—
Weighted average interest rate at year-end	—	—	—
Maximum outstanding at any month-end during the year	14,199	8,000	7,400
Average amount outstanding	4,699	1,910	843
Weighted average rates during the year	5.52%	5.45%	4.10%
Subordinated Debentures
We established a Trust that issued a $3,000 floating rate trust preferred security as a part of a private offering in 2002. The Trust can currently redeem the securities any time. The interest is paid and the interest rate resets quarterly. The interest rate is the New York Prime plus 50 basis points. The trust preferred security maturity date is December 31, 2032. The issued subordinated debentures count as Tier 1 capital for regulatory purposes. Debt issuance costs of $74,000 have been capitalized and are being amortized over the term of the securities. Principal officers, directors, and their affiliates at year end 2007 and 2006 owned $700 of the $3,000 subordinated debenture. The proceeds from this offering were utilized to increase the Bank’s capital by $3,000.
In 2005, we established a second Trust that issued $5,000 floating rate obligated mandatory redeemable securities through a special purpose entity as a part of pool offering. The interest is paid and the interest rate resets quarterly. The interest rate is the three month LIBOR plus 150 basis points. These securities mature on September 15, 2035; however, the maturity may be shortened to a date not earlier than September 15, 2010. We issued $5,000 of subordinated debentures to the Trust, which counts as Tier 1 capital for regulatory purposes. There was no debt issuance cost in obtaining the subordinated debenture. The proceeds from the pool offering were used to increase the Bank’s capital.

In 2007, the Company established a third Trust that issued $15,000 floating rate obligated mandatory redeemable securities through a special purpose entity as a part of pool offering. The interest is paid and the interest rate resets quarterly. The interest rate is 7.96% fixed for five years, thereafter; resets to the 3 month LIBOR plus 300 basis points. These securities mature on September 27, 2037; however, the maturity may be shortened to a date not earlier than December 15, 2012. They are presented in liabilities on the balance sheet and $4,390 count as Tier 1 capital and the remaining $10,610 is considered as Tier II capital for regulatory purposes. The proceeds from this offering were used to finance a portion of the cash purchase price paid in connection with the acquisition of First National.
Liquidity
Our liquidity, primarily represented by cash and cash equivalents, is a result of our operating, investing and financing activities. These activities are summarized below for the three years ended December 31:

	2007	2006	2005

Net income	$2,380	$2,802	$2,565
Adjusted to reconcile net income to net cash from operating activities	1,490	(1,517)	2,063

Net cash from operating activities	3,870	1,285	4,628
Net cash from investing activities	(116,771)	(100,910)	(55,702)
Net cash from financing activities	125,113	88,972	67,560

Net change in cash and cash equivalents	12,212	(10,653)	16,486

Cash and cash equivalents at beginning of period	15,073	25,726	9,240

Cash and cash equivalents at end of period	$27,285	$15,073	$25,726

The adjustments to reconcile net income to net cash from operating activities consist of mortgage banking activities and provisions for loan losses. The significant components of operating activities for 2007 were $82,697 of mortgage loans originated for sales and proceeds from the sale of mortgage loans of $82,180 which resulted in a gain of $1,212, and provisions for loan loss of $1,259. The adjustments to reconcile net income to net cash from operating activities in 2006 consist of mortgage banking activities, gain on sale of land of $390, income from bank owned life insurance policies of $138, and provisions for loan losses of $1,018. The significant components of operating activities for 2005 were $25,007 mortgage loans originated for sales and proceeds from the sale of mortgage loans $25,094 which resulted in gain of $469 and provisions for loan loss of $683.
Significant components of investing activities during 2007 were net loan originations of $102,243, purchases of securities available for sale of $31,820, offset by the proceeds from the maturities and redemptions of securities available for sale of $20,453 and sales of $20,289 of investment securities. Net assets acquired from purchase of First National of $18,460 also contributed to cash from investing activities. Significant components of investing activities during 2006 were net loan originations of $89,704 and purchases of securities available for sale of $21,173, offset by the proceeds from the maturities and redemptions of securities available for sale of $14,062. Significant components of investing activities during 2005 were net loan originations of $49,950 and purchases of securities available for sale of $14,428, offset by the proceeds from the maturities and redemptions of securities available for sale of $11,745.

Financing activities during 2007 included the issuance of $15,000 in trust preferred securities, net deposits inflows of $107,846, proceeds from issuance of common stock of $4,380, and net proceeds from Federal Home Loan Bank advances of $2,000. Significant financing activities during 2006 included net deposit inflows of $80,523, proceeds from issuance of common stock of $3,761, and net proceeds from Federal Home Loan Bank advances of $5,000. Cash flows from financing activities during 2005 included net deposit inflows of $62,465 and issuance of $5,000 of subordinate debentures.
Liquidity refers to our ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the statement of cash flows, our main sources of cash flow are receipts of deposits from our customers and, to a lesser extent, repayment of loan principal and interest income on loans and securities.
The primary uses of cash are lending to Company’s borrowers and investing in securities and short-term interest earning assets. In 2007, deposit growth kept pace with loan demand. At December 31, 2007, we had $18,000 in surety bonds and $9,000 in FHLB letters of credit to secure public deposits. Surety bonds and FHLB letters of credit were used to keep our security portfolio available for liquidity purposes. Other potential sources of liquidity include the sale of securities available for sale from the Bank’s securities portfolio, the sale of loans held for sale, Federal Home Loan Bank advances, acquisition of national market time deposits or broker time deposits, the purchase of federal funds, or repurchase agreements.
We consider our liquidity sufficient to meet our outstanding short and long-term needs. We expect to be able to fund or refinance, on a timely basis, our material commitments and long-term liabilities.
Off-Balance Sheet Arrangements
At December 31, 2007, we had unfunded loan commitments outstanding of $83,020 and unfunded letters of credit of $4,409. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, we have the ability to liquidate federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, we could sell participations in these or other loans to correspondent banks.
Capital Resources
Our total shareholders’ equity at December 31, 2007, was $37,173 compared to $30,657 at December 31, 2006, and $24,017 at December 31, 2005. The increase in shareholder’s equity in 2007 of $6,516 was the result of net income of $2,380 and the issuance of 5,617 shares of common stock under the stock option plan of $61, $22 in vesting of restricted stock awards, and a tax benefit of $12 arising from exercising stock options. Also we had net proceeds of $4,380 from the issuance of 147,630 shares of common stock from a stock offering beginning in 2006 that positively impacted shareholders’ equity. The change also included stock-based compensation expense of $231 and an increase in the fair value of available for sale securities, net of tax, of $126. Offsetting these increases was a cash dividend paid to shareholders in the total amount of $696.
As of December 31, 2007, and December 31, 2006, the most recent regulatory notifications categorized the Bank and First National as well capitalized under the regulatory framework for prompt corrective action. Our total capital to risk-weighted assets ratios for year end 2007 and 2006 were 10.97% and 11.25%. Our Tier 1 to risk weighted assets ratios were 7.87% and 10.14% at year end 2007 and 2006. Also, our Tier 1 to average assets ratios were 6.76% and 9.45% at year end 2007 and 2006. The subordinated debentures, issued in 2002, 2005 and 2007, increased Tier 1 capital, giving the Bank the opportunity to continue its asset growth.
We conducted a stock offering during the fourth quarter of 2006 and the first quarter 2007 in order to provide us with additional capital. As a result of this offering, we sold 273,090 shares for total net proceeds of $8,141. The proceeds of the stock offering were used to strengthen our capital base and position us to continue to help meet our goal of remaining “well capitalized.’’
Return on Equity and Assets
Returns on average consolidated assets and average consolidated equity and the ratio of average equity to average assets and the dividend payout ratio for the periods indicated are as follows:

	2007	2006	2005

Return on average assets	0.47%	0.76%	0.90%
Return on average equity	6.77%	11.14%	11.38%
Average equity to average assets ratio	7.04%	6.84%	7.89%
Dividend payout ratio	29.24%	20.52%	—
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
Management uses a gap simulation model that takes cash flows into consideration. These include mortgage-backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing our pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest-bearing deposits that is actually repriceable within a year. Our cumulative one year gap position at December 31, 2007, was -2.5% of total assets. Our policy states that our one-year cumulative gap should not exceed 15% of total assets.
At year end 2007, $403,264 of $592,753 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year totaled $368,848, or 74.3% of total loans. We had $18,392 loans maturing or repricing after five years. As of December 31, 2007, we had $380,431 in time deposits maturing or repricing within one year.
Gap analysis only shows the dollar volume of assets and liabilities that mature or reprice. It does not provide information on how frequently they will reprice. To more accurately capture our interest rate risk, we measure the actual effects repricing opportunities have on earnings through income simulation models such as rate shocks of economic value of equity and rate shock interest income simulations.
To evaluate the impact of rate change on income, the rate shock simulation of interest income is the best technique because variables are changed for the various rate conditions. Each category of earning assets and liabilities interest change is calculated as rates move up and down. In addition the prepayment speeds and repricing speeds are changed. Rate shock is a method for stress testing the net interest margin over the next four quarters under several rate change levels. These levels span four 100bps increments up and down from the current interest rate. Our policy guideline is that the maximum percentage change for net interest income cannot exceed plus or minus 10% on 100 bps change and 15% on 200bps change. The following illustrates the effects on net interest income of shifts in market interest rates from the rate shock simulation model.

December 31, 2007	+200 bp	+100bp	-100bp	-200bp
Basis Point Change
Increase (decrease in net interest income)	7.07%	3.55%	(3.60%)	(7.36%)

December 31, 2006	+200 bp	+100bp	-100bp	-200bp
Basis Point Change
Increase (decrease in net interest income)	8.17%	4.11%	(3.22%)	(6.50%)
There are more dollars at risk in income in 2007 if rates go down, compared to 2006. There are fewer dollars at risk in income in the rate shock simulation of interest income when rates were rising 100 bps compared to 2007 and 2006.
Our Economic Value of Equity simulation measures our long-term interest rate risk. The economic value is the difference between the market value of the assets and the liabilities and, technically, it is our liquidation. The technique is to apply rate changes and compute the value. The slope of the change between shock levels is a measure of the volatility of value risk. The slope is called duration. The greater the slope, the greater the impact or rate change on our long-term performance. Our policy guideline is that the maximum percentage change on economic value of equity cannot exceed plus or minus 10% on 100bp change and 20% on 200bp change. The following illustrates our equity at risk in the economic value of equity model.

December 31, 2007	+200 bp	+100bp	-100bp	-200bp
Basis Point Change
Increase (decrease in equity at risk)	15.63%	6.77%	(3.23%)	(4.62%)

December 31, 2006	+200 bp	+100bp	-100bp	-200bp
Basis Point Change
Increase (decrease in equity at risk)	(4.00%)	(1.90%)	1.60%	2.80%
There was significant impact on equity at risk in the economic value of equity simulation between 2007 and 2006. The impact was due to unmatched repricing of assets and liabilities primarily due to longer term investments of First National.
One of management’s objectives in managing our balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of the Company, together with the Notes thereto and the Management Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm thereon, are included on pages F-1 to F-37 of this Annual Report on Form 10-K and are incorporated herein by reference:
•	Balance Sheets as of December 31, 2007 and 2006

•	Statements of Operations for the three years ended December 31, 2007

•	Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2007

•	Statements of Cash Flows for the three years ended December 31, 2007

•	Notes to Consolidated Financial Statements.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. MANAGEMENT’S EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e)and 15d-15(d) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.
The report of the Company’s management on the Company’s internal control over financial reporting is set forth on page F-1 of this Annual Report on Form 10-K.
There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended December 31, 2007 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item 10 will appear in, and is hereby incorporated by reference to, the information under the headings “Proposal I: Election of Directors,” “Executive Officers,” “Meetings and Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2008 annual meeting of shareholders.
The Company has adopted a code of conduct for its senior executive and financial officers (the “Code of Conduct”), a copy of which is available under the “Disclosures” section on the Company’s website at www.cfbk.com. The Company will make any legally required disclosures regarding amendments to or waivers of, provisions of its Code of Conduct on its website at www.cfbk.com.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 will appear in, and is hereby incorporated by reference to, the information under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2008 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain of the information required by this Item 12 will appear in, and is hereby incorporated by referenced from, the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2008 annual meeting of shareholders.
Equity Compensation Plan Information
The following table set forth certain information as of December 31, 2007 regarding compensation plans under which our equity securities are available for issuance.

	Number of		Number of securities
	securities to be		remaining available
	issued upon	Weighted average	for future issuance
	exercise of	exercise price of	under equity
	outstanding	outstanding	compensation plans
	options, warrant	options, warrants	(excluding securities
	and rights	and rights	reflected in (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	257,877	$16.15	286,795
Equity compensation plans not approved by stockholders	—	—	—

	257,877	$16.15	286,795

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will appear in, and is hereby incorporated by reference to, the information under the headings “Certain Relationships and Related Transactions” and “Director Nomination Procedure and Director Independence” in our definitive proxy statement for the 2008 annual meeting of shareholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 will appear in, and is hereby incorporated by reference to, the information under the heading “Relationship with Independent Auditors” in our definitive proxy statement for the 2008 annual meeting of shareholders.

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

COMMUNITY FIRST, INC.
Date: March 17, 2008	By:	/s/ Marc R. Lively
Marc R. Lively
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Eslick E. Daniel, M.D. Eslick E. Daniel, M.D.	Chairman of the Board	March 17, 2008

/s/ Marc R. Lively Marc R. Lively	President and Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008

/s/ Dianne Scroggins Dianne Scroggins	Chief Financial Officer (Principal Financial and Accounting Officer)	March 17, 2008

/s/ Fred C. White Fred C. White	Director	March 17, 2008

/s/ Roger Witherow Roger Witherow	Director	March 17, 2008

/s/ Bernard Childress Bernard Childress	Director	March 17, 2008

Signature	Title	Date

/s/ Stephen Walker Stephen Walker	Director	March 17, 2008

/s/ Randy Maxwell Randy Maxwell	Director	March 17, 2008

/s/ H. Allen Pressnell, Jr. H. Allen Pressnell, Jr.	Director	March 17, 2008

/s/ Dinah C. Vire Dinah C. Vire	Director	March 17, 2008

/s/ Vasant Hari Vasant Hari	Director	March 17, 2008

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Community First, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Community First, Inc.’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Community First, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. In conducting Community First, Inc’s evaluation of the effectiveness of its internal control over financial reporting, the Company has excluded the operations of First National Bank of Centerville (FNB), which Community First, Inc. acquired October 26, 2007. At the acquisition date, total assets of FNB were $105 million. Further information concerning the acquisition of FNB appears in Note 18, Business Combinations, to the accompanying audited consolidated financial statements.
Based on our assessment we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria. Community First, Inc.’s independent registered public accounting firm has issued an audit report on Community First, Inc.’s internal control over financial reporting.

March 14, 2008	/s/ Marc R. Lively
(Date)	Marc R. Lively, President and Chief Executive Officer

March 14, 2008	/s/ Dianne Scroggins
(Date)	Dianne Scroggins, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Community First, Inc.
We have audited Community First, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Community First, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, Community First, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
The Company acquired First National Bank of Centerville (FNB) on October 26, 2007. Total assets of FNB were $105 million. Management excluded FNB’s internal control over financial reporting from its assessment of effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of FNB.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Community First, Inc. as of December 31 2007 and 2006 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007, and our report dated March 14, 2008, expressed an unqualified opinion thereon.
/s/ Crowe Chizek and Company LLC
Brentwood, Tennessee
March 14, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Community First, Inc.
We have audited the accompanying consolidated balance sheets of Community First, Inc. (the “Company”) as of December 31, 2007 and 2006 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community First, Inc. at December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Community First, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2008, expressed an unqualified opinion thereon.
/s/ Crowe Chizek and Company LLC
Brentwood, Tennessee
March 14, 2008

COMMUNITY FIRST, INC.
CONSOLIDATED BALANCE SHEETS
December 31
(Dollar amounts in thousands, except per share data)

	2007	2006
ASSETS
Cash and due from banks	$11,913	$13,886
Federal funds sold	15,372	1,187

Cash and cash equivalents	27,285	15,073
Securities available for sale	80,933	35,211
Loans held for sale	5,710	3,981
Loans	490,608	348,973
Allowance for loan losses	(6,086)	(4,259)

Net loans	484,522	344,714

Restricted equity securities	1,090	905
Premises and equipment	17,256	10,880
Goodwill	4,622	—
Core deposit and customer relationship intangibles	2,812	—
Accrued interest receivable	3,382	2,376
Bank owned life insurance	3,848	3,698
Other assets	4,602	4,555

Total assets	$636,062	$421,393

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$52,272	$34,001
Interest-bearing	507,031	332,765

Total deposits	559,303	366,766

Federal Home Loan Bank advances	11,000	13,000
Subordinated debentures	23,000	8,000
Other borrowed money	510	—
Accrued interest payable	4,040	2,176
Other liabilities	1,036	794

Total liabilities	598,889	390,736

Commitments and contingent liabilities (Note 14)

Shareholders’ equity
Common stock, no par value, authorized 5,000,000 shares; 3,168,960 shares issued 2007, 3,015,540 shares issued 2006	26,695	21,989
Retained earnings	10,414	8,730
Accumulated other comprehensive income (loss)	64	(62)

Total shareholders’ equity	37,173	30,657

Total liabilities and shareholders’ equity	$636,062	$421,393

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

	2007	2006	2005
Interest income
Loans, including fees	$32,657	$24,023	$16,189
Taxable securities	2,004	1,307	785
Tax exempt securities	235	209	175
Federal funds sold and other	473	250	156

Total interest income	35,369	25,789	17,305

Interest expense
Deposits	18,545	12,255	6,409
Federal Home Loan Bank advances and federal funds purchased	1,082	673	326
Subordinated debentures and other	979	600	271

Total interest expense	20,606	13,528	7,006

Net interest income	14,763	12,261	10,299
Provision for loan losses	1,259	1,018	683

Net interest income after provision for loan losses	13,504	11,243	9,616

Noninterest income
Service charges on deposit accounts	1,644	1,520	1,561
Mortgage banking activities	1,212	666	469
Net gains on sale of securities	19	—	—
Gain on sale of land	—	390	—
Other	822	549	326

Total noninterest income	3,697	3,125	2,356

Noninterest expenses
Salaries and employee benefits	7,096	5,451	3,929
Occupancy	864	550	453
Furniture and equipment	721	545	518
Data processing fees	873	684	575
Advertising and public relations	719	509	340
Other	3,724	2,714	2,331

Total noninterest expenses	13,997	10,453	8,146

Income before income taxes	3,204	3,915	3,826
Income taxes	824	1,113	1,261

Net income	$2,380	$2,802	$2,565

Earnings per share
Basic	$0.76	$0.97	$0.89
Diluted	0.73	0.94	0.86
See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31
(Dollar amounts in thousands, except per share data)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income (Loss)	Equity
Balance at January 1, 2005	2,865,848	$17,563	$3,938	$(49)	$21,452

Exercise of stock options	7,666	56	—	—	56
Tax benefit arising from the exercised stock options	—	39	—	—	39
Comprehensive income
Net income	—	—	2,565	—	2,565
Other comprehensive income
Change in unrealized gain (loss) on securities available for sale, net	—	—	—	(95)	(95)

Total comprehensive income					2,470

Balance at December 31, 2005	2,873,514	17,658	6,503	(144)	24,017

Stock offering, net of issuance costs	125,460	3,761	—	—	3,761
Exercise of stock options	16,566	121	—	—	121
Tax benefit arising from the exercised stock options	—	142	—	—	142
Stock based compensation expense
Restricted stock grants	—	5	—	—	5
Stock options	—	302	—	—	302
Cash dividend declared ( $.20 per share)	—	—	(575)	—	(575)
Comprehensive income
Net income	—	—	2,802	—	2,802
Other comprehensive income
Change in unrealized gain (loss) on securities available for sale, net	—	—	—	82	82

Total comprehensive income					2,884

Balance at December 31, 2006	3,015,540	$21,989	$8,730	$(62)	$30,657

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31
(Dollar amounts in thousands, except per share data)

		Common	Retained	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Stock	Earnings	Income (Loss)	Equity
Balance at December 31, 2006	3,015,540	$21,989	$8,730	$(62)	$30,657

Stock offering, net of issuance costs	147,630	4,380	—	—	4,380
Exercise of stock options	5,617	61	—	—	61
Tax benefit arising from the exercised stock options	—	12	—	—	12
Stock based compensation expense
Restricted stock grants	173	22	—	—	22
Stock options	—	231	—	—	231
Cash dividend declared ( $.22 per share)	—	—	(696)	—	(696)
Comprehensive income
Net income	—	—	2,380	—	2,380
Other comprehensive income
Change in unrealized gain (loss) on securities available for sale, net	—	—	—	126	126

Total comprehensive income					2,506

Balance at December 31, 2007	3,168,960	$26,695	$10,414	$64	$37,173

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

	2007	2006	2005
Cash flows from operating activities
Net income	$2,380	$2,802	$2,565
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	800	505	481
Amortization	(35)	(3)	68
Provision for loan losses	1,259	1,018	683
Deferred income tax benefits	(348)	(429)	(204)
Mortgage loans originated for sale	(82,697)	(46,084)	(25,007)
Proceeds from sale of mortgage loans	82,180	44,659	25,094
Gain on sale of loans	(1,212)	(666)	(469)
Gain on sale of securities	(19)	—	—
Loss on sale of other real estate owned	29	25	27
Federal Home Loan Bank stock dividends	(14)	(43)	(28)
Increase in accrued interest receivable	(243)	(912)	(523)
Increase in accrued interest payable	1,421	1,113	448
Gain on sale of land	—	(390)	—
Compensation expense under stock based compensation	253	307	—
Bank owned life insurance	(150)	(138)	(60)
Tax benefit on exercise of stock options	(12)	(142)	(39)
Other, net	278	(337)	1,592

Net cash from operating activities	3,870	1,285	4,628

Cash flows from investing activities
Available for sale securities
Sale of securities	20,289	—	—
Purchases:
Mortgage-backed securities	(16,514)	(5,792)	—
Other	(15,306)	(15,381)	(14,428)
Maturities, prepayments, and calls:
Mortgage-backed securities	3,473	1,061	1,245
Other	16,980	13,001	10,500
Purchase of Federal Home Loan Bank stock	(139)	(199)	(54)
Purchase of bank, net of cash acquired (Note 18)	(18,460)	—	—
Net increase in loans	(102,243)	(89,704)	(49,950)
Proceeds from sale of other real estate owned	81	188	319
Disposal of premises and equipment	—	—	1,591
Additions to premises and equipment	(4,932)	(4,084)	(1,425)
Purchase of life insurance policies	—	—	(3,500)

Net cash from investing activities	(116,771)	(100,910)	(55,702)
See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

	2007	2006	2005
Cash flows from financing activities
Increase in deposits	107,846	80,523	62,465
Proceeds from Federal Home Loan Bank advances	17,500	9,000	—
Payment on Federal Home Loan Bank advances	(19,500)	(4,000)	—
Proceeds from issuance of subordinated debentures	15,000	—	5,000
Proceeds from other borrowed money	8,310	—	—
Payments on other borrowed money	(7,800)	—	—
Proceeds from issuance of common stock	4,380	3,761	—
Proceeds from stock option exercises	61	121	56
Tax benefit on exercise of stock options	12	142	39
Cash paid for dividends	(696)	(575)	—

Net cash from financing activities	125,113	88,972	67,560

Net change in cash and cash equivalents	12,212	(10,653)	16,486

Cash and cash equivalents at beginning of period	15,073	25,726	9,240

Cash and cash equivalents at end of period	$27,285	$15,073	$25,726

Supplemental disclosures of cash flow information Cash paid during year for:
Interest	$19,178	$12,415	$6,558
Income taxes	1,130	1,470	1,388
Supplemental noncash disclosures Transfer from loans to repossessed assets	703	61	602
See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Principles of Consolidation: The consolidated financial statements include Community First, Inc. and its wholly-owned subsidiaries as of December 31, 2007, Community First Bank & Trust (the “Bank”) and First National Bank of Centerville (“First National”), together are referred to as “the Company”. Intercompany transactions and balances are eliminated in consolidation.
The Company provides financial services through its offices in Maury, Williamson, Rutherford and Hickman counties. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. There are no significant concentrations of loans to any one industry or customer. The customers’ ability to repay their loans is dependent, however, on the real estate and general economic conditions in the area. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.
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
Cash Flows: Cash and cash equivalents include cash, deposits with other financial institutions with maturities under 90 days, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions.
Securities: Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities classified as available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.
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
Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at cost, which approximates market value. Loans held for sale are considered short term with the time frame being less than 90 days from when the Company funds the loan held for sale until the loan is purchased by a third party investor. Under normal course of business, at the time of funding of the loan held for sale by the Company there is a commitment from a third party investor to purchase the loan held for sale. The Company
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
recognizes revenue upon purchase of the loan held for sale by the third party investor, with the Company receiving a service release premium from the third party investor.
Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest and an allowance for loan losses. Interest income is accrued on the unpaid principal balance.
Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.
All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Purchased Loans: The Company purchased a group of loans in a business combination. Purchased loans that show evidence of credit deterioration since origination are recorded at the allocated fair value in a purchase business combination, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, incurred losses are recognized by an increase in the allowance for loan losses.
Purchased loans are accounted for individually or aggregated into pools of loans based on common risk characteristics (e.g., credit score, loan type, and date of origination). The Company estimates the amount and timing of expected cash flows for each purchased loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference).
Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.
Allowance for Loan Loss: The allowance for loan losses is a valuation allowance for probable incurred losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using the nature and volume of the portfolio, information about specific borrower situations, and estimated collateral values, economic conditions, and other factors in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairments of a loan and SFAS 5, Accounting for Contingencies. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loans that, in management’s judgment, should be charged off.
The allowance for loan losses is maintained at a level management believes will be adequate to absorb losses on existing loans that may become uncollectible. Provision to and adequacy of the allowance for
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
loan losses are based on the evaluation of the loan portfolio utilizing objective and subjective criteria, in accordance with SFAS 114 and SFAS 5. The objective criteria primarily include an internal grading system and specific allocations for impaired loans. The Company utilizes a historical analysis to validate the overall adequacy of the allowance for loan losses in accordance with SFAS 5. The subjective criteria take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, and business conditions that may affect the borrowers’ ability to pay, and other relevant factors. Changes in any of these criteria or the availability of new information could require adjustments of the allowance for loan losses in future periods.
Under SFAS 114, a loan is impaired when it is probable that the bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. Generally, a loan is impaired for purposes of SFAS 114 if it exhibits the same level of weaknesses and probability of loss as loans (or portions of loans) classified special mention, substandard, doubtful or loss. Commercial and commercial real estate loans are individually evaluated for impairment. Consumer and residential real estate loans are also individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral, net of selling costs, if repayment is expected solely from the collateral.
The Bank automatically places loans on non-accrual when they become 90 days past due, however; when in management’s opinion the borrower may be unable to meet payments the loan may be placed on non-accrual at that time even if not then 90 days past due. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the Company may be unable to collect all outstanding principal and accrued interest. When interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.
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
Gains and losses from the sale of foreclosed asset, and real estate are recorded in noninterest income, and expenses used to maintain the properties are included in noninterest expense. If the fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.
Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 7 years.
Restricted Equity Securities: These securities consist primarily of Federal Home Loan Bank (“FHLB”) and Federal Reserve Bank (“FRB”) stock. Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. These securities are carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
recovery of par value. Both cash and stock dividends are reported as income.
Bank Owned Life Insurance: The Company has purchased life insurance policies on certain key employees. Upon adoption of EITF 06-5, which is discussed further below, bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Prior to adoption of EITF 06-5, the Company recorded owned life insurance at its cash surrender value.
In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue requires disclosure when there are contractual restrictions on the Company’s ability to surrender a policy. The adoption of EITF 06-5 on January 1, 2007 had no impact on the Company’s financial condition or results of operations.
Goodwill and Other Intangible Assets: Goodwill results from a business acquisition and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.
Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from a bank acquisition. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which were determined to be 15 years.
Long-Term Assets: Premises and equipment, core deposit intangible, and other long-term assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.
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
Stock-Based Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No.123(R), Share-Based Payment, using the modified prospective transition method. Accordingly, starting in 2006 the Company has recorded stock-based employee compensation cost using the fair value method.
Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the year ended December 31, 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for the year ending December 31, 2005:

Net income as reported	$2,565
Deduct: Stock-based compensation expense determined under fair value based method	173

Pro forma net income	$2,392

Basic earnings per share
As reported	$0.89
Pro forma	0.83

Diluted earnings per share
As reported	0.86
Pro forma	0.80
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
The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company’s adoption of FIN 48 had no affect on the Company’s financial statements.
The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
Retirement Plans: Supplemental employee retirement plan (“SERP”) expense is the net of service and interest cost, return on plan assets and amortization of gains and losses not immediately recognized. Employee 401(k) and profit sharing plan expense is the amount of matching contributions. The Company will match 100% of the first 4% the employee contributes to their 401(k) annually.
Earnings per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options and unvested stock awards. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issue of the financial statements.
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
Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank and First National to the Company or by the Company to shareholders.
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
Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company-wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.
Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.
Adoption of New Accounting Standards: In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS No.155), which permits fair value remeasurement for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Additionally, SFAS No. 155 clarifies the accounting guidance for beneficial interests in securitizations. Under SFAS No. 155, all beneficial interests in a securitization will require an assessment in accordance with SFAS No. 133 to determine if an embedded derivative exists within the instrument. In January 2007, the FASB issued Derivatives Implementation Group Issue B40, Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (DIG Issue B40). DIG Issue B40 provides an exemption from the embedded derivative test of paragraph 13(b) of SFAS No. 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included with the securitized interest and prepayment is not controlled by the security holder. SFAS No. 155 and DIG Issue B40 are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 and DIG Issue B40 did not have a material impact on the Company’s consolidated financial position or results of operations.
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Effect of Newly Issued But Not Yet Effective Accounting Standards: In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP, delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company does not expect the impact of this standard to be material.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities.
In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This Issue is effective for fiscal years beginning after December 15, 2007. The Company does not expect the impact of this standard to be material.
On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the impact of this standard to be material.
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 2 — SECURITIES AVAILABLE FOR SALE
The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) for 2007 and 2006 were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
2007
U.S. Government sponsored entities	$15,919	$52	$—
Mortgage-backed securities	54,119	178	(163)
State and municipals	6,233	49	(26)
Other debt securities	4,662	14	—

Total	$80,933	$293	$(189)

2006
U.S. Government sponsored entities	$19,776	$14	$(45)
Mortgage-backed securities	7,857	17	(76)
State and municipals	6,092	47	(44)
Other debt securities	1,486	4	(19)

Total	$35,211	$82	$(184)

Sales of available for sale securities were as follows:

2007
Proceeds	$20,289
Gross gains	28
Gross losses	(9)
There were no gains in 2006, and 2005 recognized from sale of securities available for sale. The tax provision related to the net realized gains for 2007 was $7.
The fair value of debt securities at December 31, 2007, by contractual maturity is set forth below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair Value
Due in one year or less	$3,503
Due after one through five years	11,416
Due after five through ten years	5,975
Due after ten years	5,920
Mortgage-backed securities	54,119

Total	$80,933

Securities carried at $38,890 and $21,170 at December 31, 2007 and 2006, were pledged to secure deposits and for other purposes as required or permitted by law.
At year end 2007 and 2006, the Company did not hold securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity.
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 2 — SECURITIES AVAILABLE FOR SALE (Continued)
The following table shows securities with unrealized losses and their fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of December 31, 2007 and 2006.

	Less than 12 Months		12 Months or More		Total
2007	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Mortgage-backed securities	$11,510	$(123)	$4,323	$(40)	$15,833	$(163)
State and municipals	—	—	2,244	(26)	2,244	(26)

Total temporarily impaired	$11,510	$(123)	$6,567	$(66)	$18,077	$(189)

	Less than 12 Months		12 Months or More		Total
2006	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

US Government sponsored entities	$2,392	$(2)	$12,938	$(43)	$15,330	$(45)
Mortgage-backed securities	2,990	—	3,436	(76)	6,426	(76)
State and municipals	494	(8)	2,592	(36)	3,086	(44)
Other debt securities	—	—	981	(19)	981	(19)

Total temporarily impaired	$5,876	$(10)	$19,947	$(174)	$25,823	$(184)

Unrealized losses on securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold until maturity or until recovery, and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or market rates decline.
Management evaluates securities for other-than-temporary impairment on at least a semi-annual basis and the investment committee makes such an evaluation on an annual basis. These evaluations are made more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 3 — LOANS
A summary of loans outstanding by category at December 31, 2007 and 2006, follows:

	2007	2006
Real estate
Construction	$140,905	$93,704
1-4 family residential	151,478	96,309
Commercial	116,327	90,147
Other	4,567	3,009
Commercial, financial and agricultural	50,240	46,942
Consumer	14,969	11,560
Other	12,122	7,302

	$490,608	$348,973

Changes in the allowance for loan losses were as follows:

	2007	2006	2005
Balance at beginning of year	$4,259	$3,268	$2,740
Increase due to acquisition of First National	730	—	—
Provision for loan losses	1,259	1,018	683
Loans charged off	(212)	(50)	(233)
Recoveries	50	23	78

Balance of end of year	$6,086	$4,259	$3,268

Impaired loans were as follows:

	2007	2006	2005
Year-end loans with no allocated allowance for loan losses	$1,439	$—	$—
Year-end loans with allocated allowance for loan losses	2,506	1,416	117

Total	$3,945	$1,416	$117

Amount of the allowance for loan losses allocated	$599	$149	$36

	2007	2006	2005
Average of impaired loans during the year	$1,736	$361	$176
Interest income recognized during impairment	145	12	3
Cash-basis interest income recognized	149	12	3
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 3 — LOANS (Continued)
Nonperforming loans were as follows:

	2007	2006
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	2,764	1,059
Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
As a result of the First National acquisition in 2007, the Company has acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. A summary of these loans is as follows:

	Contractually Required
	Payments	Basis in Acquired
	at Acquisition	Loans at Acquisition
Real Estate	$119	$37
Consumer	74	33

Outstanding balance at acquisition	193	70

Carrying amount, net of allowance of $98 at December 31, 2007		$37
At the acquisition date, the company could not reasonably estimate the cash flows expected to be collected. Therefore, an accretable yield has not been established and income is not recognized on these loans except to the extent that cash collected exceeds the carrying value. During 2007, the Company collected cash in excess of the carrying value in the amount of $1, and this amount was recognized as interest income.
NOTE 4 — PREMISES AND EQUIPMENT
The following is a summary of premises and equipment as of December 31, 2007 and 2006:

	2007	2006
Land	$2,743	$2,617
Buildings and improvements	11,725	5,861
Furniture and equipment	5,800	4,147
Construction in process	81	619

	20,349	13,244
Less: Allowance for depreciation	(3,093)	(2,364)

	$17,256	$10,880

Depreciation expense for the years ended 2007, 2006, and 2005 was $800, $505, and $481, respectively.
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 4 — PREMISES AND EQUIPMENT (Continued)
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
The Bank leases certain branch properties and equipment under operating leases. Rent expense for 2007, 2006, and 2005 was $288, $162, and $126, respectively. Rent commitments under noncancelable operating leases including renewal options were as follows:

2008	$222
2009	158
2010	150
2011	129
2012	102
Thereafter	1,470

$2,231

NOTE 5- GOODWILL AND INTANGIBLE ASSETS
Goodwill
The change in balance for goodwill during the year is as follows:

2007

Beginning of year	$—
Acquired goodwill	4,622

End of year	$4,622

Acquired Intangible Assets
Acquired intangible assets resulting from the Company’s acquisition of First National were as follows at year end:

	2007
	Gross
	Carrying	Accumulated
	Amount	Amortization
Amortized intangible assets:
Core deposit and customer relationship intangibles	$2,812	$—
There was no aggregate amortization expense during 2007.
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS (Continued)
Estimated amortization expense for each of the next five years is as follows:

2008	$375
2009	325
2010	282
2011	244
2012	212
NOTE 6 — DEPOSITS
Deposits at December 31, 2007 and 2006, are summarized as follows:

	2007	2006

Noninterest-bearing demand accounts	$52,272	$34,001
Interest-bearing demand accounts	81,637	46,530
Savings accounts	21,065	8,921
Time deposits greater than $100,000	145,735	114,480
Other time deposits	258,594	162,834

	$559,303	$366,766

At December 31, 2007 scheduled maturities of time deposits are as follows:

2008	$380,431
2009	20,679
2010	2,337
2011	325
2012	557

$404,329

Included in other time deposits above are brokered time deposits of $23,413 at December 31, 2007, with a weighted rate of 5.06% and $19,601 with a weighted rate of 4.95% at December 31, 2006. These deposits represent funds which the Bank obtained, directly, or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposit to third parties. As of December 31, 2007 the Bank has $22,324 of brokered deposits that are scheduled to mature in 2008 and $1,089 scheduled to mature in 2009.
In addition, the Bank has $114,516 in national market deposits which are purchased by customers through a third-party internet site. Of these national market time deposits, $106,730 are scheduled to mature in 2008, $6,695 in 2009 and $1,091 in 2010.
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 7 — OTHER BORROWINGS
In 2007, the Company obtained a secured line of credit of $9,000 to assist with funding the Company’s acquisition of all of the outstanding capital stock of First National. The line of credit is secured by 100% of the Bank stock owned by the Company. At year end 2007, the balance on the line of credit was $510. The interest rate on the line of credit is based on the prime rate as designated in the Money Rates sections of the Wall Street Journal minus 125 bps and was 6.0% at year end 2007. The line of credit will mature in the fourth quarter of 2009.
NOTE 8 — FEDERAL HOME LOAN BANK ADVANCES
The Bank has established a line of credit with the Federal Home Loan Bank (FHLB), which is secured by a blanket pledge of 1-4 family residential mortgage loans, commercial real estate loans and open end home equity loans. The extent of the line is dependent, in part on available collateral. The arrangement is structured so that the carrying value of the loans pledged amounts to 125% on residential 1-4 family loans, 300% on commercial real estate, and 400% of open end home equity loans of the principal balance of the advances from the FHLB. To participate in this program, the Bank is required to be a member of the FHLB and own stock in the FHLB. The Bank had $1,058 of such stock at December 31, 2007, to satisfy this requirement.
At December 31, 2007 and 2006, advances from the FHLB totaled $11,000 and $13,000. The fixed interest rates on these advances range from 3.81% to 5.67% at December 31, 2007 and 3.36% to 5.67% at December 31, 2006. The weighted average rates at December 31, 2007 and 2006 were 5.28% and 4.99%. The FHLB advance maturities ranged from January 2008 to June 2009 at December 31, 2007. Each FHLB advance is payable at its maturity, with a prepayment penalty for all fixed rate advances. At December 31, 2007 and 2006, undrawn standby letters of credit with the FHLB totaled $10,000. The letter of credit is used as a pledge to the State of Tennessee Bank Collateral Pool. Qualifying loans totaling $140,880 were pledged as security under a blanket pledge agreement with the FHLB at December 31, 2007.
Maturities of the advances from the FHLB are as follows:

2008	$8,000
2009	3,000

$11,000

NOTE 9 — SUBORDINATED DEBENTURES
In 2002, the Company borrowed $3,000 of 4.75% floating rate mandatory redeemable securities through a special purpose entity as part of a private offering. The securities mature on December 31, 2032; however, the Company can currently repay the securities at any time without penalty. They are presented in liabilities on the balance sheet and count as Tier 1 capital for regulatory capital purposes. Debt issuance costs of $74,000 have been capitalized and are being amortized over the term of the securities. Principal officers, directors, and their affiliates at year end 2007 and 2006 owned $700 of the $3,000 subordinated debentures. The proceeds from this offering were utilized to increase the Bank’s capital by $3,000.
In 2005, the Company borrowed $5,000 of 5.33% floating rate mandatory redeemable securities through a special purpose entity as part of a pool offering. These securities mature on September 15, 2035, however,
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

the maturity may be shortened to a date not earlier than September 15, 2010. They are presented in liabilities on the balance sheet and count as Tier 1 capital for regulatory purposes. There was no debt issuance cost in obtaining the subordinated debenture. The proceeds from the pool offering were used to increase the Bank’s capital.
In 2007, the Company borrowed $15,000 redeemable securities through a special purpose entity as part of a pool offering. These securities mature in 2037, however, the maturity may be shortened to a date not earlier than December 15, 2012. The interest rate on the securities is 7.96% until December 15, 2012, and thereafter the securities bear interest at a floating rate equal to the 3-month LIBOR plus 3.0%. They are presented in liabilities on the balance sheet and $4,390 count as Tier 1 capital and the remaining $10,610 is considered as Tier II capital for regulatory purposes. There was no debt issuance cost in obtaining the subordinated debenture. The proceeds were used to help fund the acquisition of First National.
NOTE 10 — OTHER BENEFIT PLANS
401(k) Plan: A 401(k) benefit plan allows employee contributions up to 15% of their compensation, of which the Company will match 100% of the first 4% the employee contributes to their 401(k) annually for all periods presented. Expense for 2007, 2006 and of 2005 was $172, $89 and $64, respectively.
Deferred Compensation and Supplemental Retirement Plans: Deferred compensation and supplemental retirement plan (“SERP”) expense allocates the benefits over years of service. The Bank approved the SERP in 2005. The SERP will provide certain Company officers with benefits upon retirement, death, or disability in certain prescribed circumstances. SERP expense was $240 in 2007, $79 in 2006 and $28 in 2005, resulting in a deferred compensation liability for the last three years of $348, $107 and $28.
NOTE 11 — INCOME TAXES
The components of income tax expense (benefit) are summarized as follows:

	2007	2006	2005

Current
Federal	$1,172	$1,542	$1,426
State	—	—	39

Total current taxes	1,172	1,542	1,465

Deferred
Federal	(126)	(232)	(181)
State	(222)	(146)	(23)

Total deferred taxes	(348)	(378)	(204)

Change in valuation allowance	—	(51)	—

Income tax expense	$824	$1,113	$1,261

(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 11 — INCOME TAXES (Continued)
A reconciliation of actual income tax expense in the financial statements to the expected tax benefit (computed by applying the statutory Federal income tax rate of 34% to income before income taxes) is as follows:

	2007	2006	2005
Federal statutory rate times financial statement income	$1,089	$1,331	$1,301
Effect of:
Bank owned life insurance	(51)	(71)	(20)
Tax-exempt income	(84)	(48)	(19)
State income taxes, net of federal income effect	(147)	(96)	11
Expenses not deductible for U.S. income taxes	40	35	16
Compensation expense related to SFAS 123R	70	98	—
General business credit	(66)	(66)	—
Change in valuation allowance	—	(51)	—
Other, net	(27)	(19)	(28)

Income tax expense	$824	$1,113	$1,261

The tax effect of each type of temporary difference that gives rise to net deferred tax assets and liabilities is as follows:

	2007	2006
Deferred tax assets:
Allowance for loan losses	$2,145	$1,528
Net operating loss carry forward	207	167
Deferred compensation	133	41
Unrealized loss on securities	—	46
Other	94	14

	$2,579	$1,796

Deferred tax liabilities:
Prepaids	$(186)	$(150)
Depreciation	(501)	(348)
Federal Home Loan Bank stock	(61)	(56)
Core Deposit Intangible	(1,077)	—
Intercompany dividend	(215)	—
Unrealized gain on securities	(40)	—
Other	(84)	(59)

	$(2,164)	$(613)

Balance at end of year	$415	$1,183

At year end 2007, the Company had net operating loss carryforward for state tax purposes of approximately $0.8 million expiring in 2020, $1.9 million expiring in 2021, and $2.2 million expiring in 2022.
The Company currently has no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect any unrecognized tax benefits to
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 11 — INCOME TAXES (Continued)
significantly increase or decrease in the next twelve months. It is the Company”s policy to recognize any interest accrued related to unrecognized tax benefits in interest expense, with any penalties recognized as operating expenses.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Tennessee. The Company is no longer subject to examination by taxing authorities for tax years before 2004.
NOTE 12 — RELATED PARTY TRANSACTIONS
Loans to principal officers, directors, and their affiliates in 2007 were as follows:

Beginning balance	$4,732
New loans	1,119
Effect of changes in related parties	(1)
Repayments	(1,691)

Ending balance	$4,159

Deposits from principal officers, directors, and their affiliates at year-end 2007 and 2006 were $3,407 and $2,885, respectively. Principal officers, directors, and their affiliates at year end 2007 and 2006 owned $700 of the $3,000 subordinated debentures due December 31, 2032. At December 31, 2007, the approved available unused lines of credit on related party loans were $1,870.
NOTE 13 — STOCK BASED COMPENSATION
Prior to the Company’s bank holding company reorganization, the Bank had in place the Community First Bank & Trust Stock Option Plan for organizers of the Bank and certain members of management and employees. In connection with the bank holding company reorganization, this plan was amended and replaced in its entirety by the Community First, Inc. Stock Option Plan in October 2002. There were 342,000 shares authorized by the Stock Option Plan in 2002. Additionally, the Community First, Inc. 2005 Stock Incentive Plan was approved at the stockholders meeting on April 26, 2005 authorizing shares of 450,000. The plans allow for the grant of options and other equity securities to key employees and directors. Exercise price is the market price at the date of grant. The organizer options vested ratably over three years and other non-qualified options vest ratably over four years. The employee options vest ratably from two to four years and the management options vest ratably over six years. All options expire within ten years from the date of grant. The Company has 286,795 authorized shares available for grant as of December 31, 2007. The Company recognized $231 as compensation expense resulting from stock options and $22 as compensation expense resulting from restricted stock awards in 2007. In 2006, the Company recognized $302 as compensation expense resulting from stock options and $5 as compensation expense resulting from restricted stock. The total income tax benefit from non-qualified stock options was $12 in 2007, $142 in 2006 and $39 in 2005.
The fair value of each option is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 13 — STOCK BASED COMPENSATION (Continued)
takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.
The fair value of options granted was determined using the following weighted average assumptions at grant date.

	2007	2006	2005
Risk-free interest rate	5.04%	5.07%	4.46%
Expected option life	7 years	7 years	7 years
Expected stock price volatility	14.00%	16.06%	18.66%
Dividend yield	0.74%	1.00%	0.00%
A summary of option activity under the Company’s stock option incentive plans for 2007 is presented in the following table:

			Weighted Average
		Weighted	Remaining
		Average	Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price/Share	in Years	Value
Options outstanding January 1, 2007	246,644	$14.79
Granted	30,750	30.00
Options exercised	(5,617)	10.86
Forfeited or expired	(13,900)	24.73

Options outstanding December 31, 2007	257,877	$16.15	4.86	$3,571

Vested or expected to vest	257,877	$16.15	4.86	$3,571

Exercisable at December 31, 2007	194,128	$11.84	3.56	$3,525

Information related to the stock option incentive plans during each year is as follows:
      ($ amount in thousands except weighted average fair value of options granted)

	2007	2006	2005
Intrinsic value of options exercised	$108	$370	$128
Cash received from option exercises	61	121	56
Tax benefit realized from option exercises	12	142	39
Weighted average fair value of options granted	8.46	8.46	8.06
As of December 31, 2007, there was $451 of total unrecognized compensation cost related to nonvested stock options granted under the Plans. The cost is expected to be recognized over a weighted average period of 2.5 years.
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 13 — STOCK BASED COMPENSATION (Continued)
Restricted stock is issued to certain officers on a discretionary basis. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the market price on the day of issuance. Restricted stock vests over a 2-3 year period. Vesting occurs ratably on the anniversary day of the issuance.
The following table is a summary of changes in the Company’s nonvested shares from the issuance of restricted stock.

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2007	346	$28.00
Granted	2,297	30.00
Vested	(173)	28.00
Forfeited	—	—

Nonvested at December 31, 2007	2,470	$29.86

In first quarter of 2006, 346 shares of restricted stock were awarded at the market price of $28.00 per share. In first quarter of 2007, 2,297 shares of restricted stock were awarded at the market price of $30.00 per share. Unrecognized compensation cost related to these awards, as of December 31, 2007 was $52. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 2.16 years. Total fair value of shares vested during the year ended December 31, 2007 was $5.
NOTE 14— LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
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
The contractual amount of financial instruments with off-balance sheet risk was as follows at year end 2007 and 2006:

	2007		2006
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Unused lines of credit	$3,084	$71,946	$4,505	$58,858
Letters of credit	—	4,409	—	4,160
Commitments to make loans	—	7,990	—	6,200
These commitments are generally made for periods of one year or less. The fixed rate unused lines of credit have interest rates ranging from 3.35% to 12.75% and maturities ranging from 1 to 20 years.
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 15 — REGULATORY MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2007, the Company, the Bank and First National met all capital adequacy requirements to which they were subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2007 and 2006, the most recent regulatory notifications categorized the Bank and First National as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institutions’ category.
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 15 — REGULATORY MATTERS (Continued)
The Company’s and its subsidiary banks’ capital amounts and ratios at December 31, 2007 and 2006, were as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2007	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$48,800	10.07%	$38,750	8.00%	$48,438	10.00%
First National Bank of Centerville	8,652	17.61%	3,930	8.00%	4,912	10.00%
Consolidated	58,676	10.97%	42,773	8.00%	N/A	N/A

Tier 1 to risk weighted assets
Community First Bank & Trust	$43,313	8.96%	$19,375	4.00%	$29,063	6.00%
First National Bank of Centerville	8,037	16.36%	1,965	4.00%	2,947	6.00%
Consolidated	42,064	7.87%	21,387	4.00%	N/A	N/A

Tier 1 to average assets
Community First Bank & Trust	$43,413	8.35%	$20,792	4.00%	$25,990	5.00%
First National Bank of Centerville	8,037	8.27%	3,889	4.00%	4,861	5.00%
Consolidated	42,064	6.76%	24,889	4.00%	N/A	N/A

2006
Total Capital to risk weighted assets
Community First Bank & Trust	$41,635	10.91%	$30,526	8.00%	$38,158	10.00%
Consolidated	42,978	11.25%	30,560	8.00%	N/A	N/A

Tier 1 to risk weighted assets
Community First Bank & Trust	$37,376	9.80%	$15,263	4.00%	$22,895	6.00%
Consolidated	38,719	10.14%	15,280	4.00%	N/A	N/A

Tier 1 to average assets
Community First Bank & Trust	$37,376	9.16%	$16,320	4.00%	$20,400	5.00%
Consolidated	38,719	9.45%	16,384	4.00%	N/A	N/A
The Company’s principal source of funds for dividend payments is dividends received from its subsidiary banks. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2008, the subsidiary banks could, without prior approval, declare dividends of approximately $5,984 plus any 2008 net profits retained to the date of the dividend declaration. However, if this amount was paid the Bank could drop below “well capitalized” under prompt corrective action provisions.
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 16 — FAIR VALUE OF FINANCIAL INSTRUMENTS
Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. Security fair values are based on market prices or dealer quotes, and if no such information is available, on the rate and term of the security and information about the issuer. Restricted equity securities do not have readily determinable fair values. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is not considered material.
Carrying amount and estimated fair values of significant financial instruments at year end 2007 and 2006 were as follows:

	2007		2006
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Securities available for sale	$80,933	$80,933	$35,211	$35,211
Loans held for sale	5,710	5,710	3,981	3,981
Loans, net of allowance	484,522	485,906	344,714	345,259
Bank owned life insurance	3,848	3,848	3,698	3,698
Financial liabilities
Deposits with defined maturities	$404,329	$407,249	$277,314	$276,580
Federal Home Loan Bank advances	11,000	11,131	13,000	12,956
Subordinated debentures	23,000	23,000	8,000	8,000
NOTE 17 — LEASE REVENUE
The Bank built a branch at Carothers Parkway, located in Franklin, Tennessee that was completed in 2006 at cost of $2,370. The Bank’s principal leasing activities consist of 1,650 square feet of office space on the second floor of the Carothers Parkway Branch under an operating lease. The lessee rents approximately 8% of the branch. The lease term is for five years beginning October, 2007 with a renewal term of 36 months upon written notice of 120 days prior to the expiration of the original term. Lessee has five such renewal options. The five year lease with the Bank produces $175 in revenue, of which, $7 was recognized in 2007.
Approximate minimum rental for the noncancelable lease as of December 31, 2007 was:

2008	$33
2009	34
2010	35
2011	36
2012	30

$168

(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 18 — BUSINESS COMBINATIONS
On October 26, 2007, the Company acquired 100% of the outstanding shares of The First National Bank of Centerville. Operating results of First National Bank of Centerville are included in the consolidated financial statements since the date of the acquisition. On January 31, 2008, First National was merged with and into Community First Bank & Trust, with Community First Bank & Trust surviving. As a result of this acquisition, the Company expects to further solidify its market share in the Hickman county market, expand its customer base to enhance deposit fee income, provide an opportunity to market additional products and services to new customers, and reduce operating costs through economies of scale.
The aggregate purchase price was $22,800 in cash. The purchase price resulted in approximately $4,622 in goodwill, and $2,812 in core deposit and customer relationship intangible. The intangible assets will be amortized over 15 years, using an accelerated method. Goodwill will not be amortized but instead evaluated periodically for impairment.
The following table summarizes the estimated fair value of assets acquired and liabilities. The Company is in the process of finalizing the valuations and expects an immaterial adjustment to the purchase price allocation.

Securities available for sale	$54,385
Loans, net	39,527
Premises and equipment	2,244
Goodwill	4,622
Core deposit and customer relationship intangibles	2,812
Other assets	1,178

Total assets acquired	104,768

Deposits	(84,691)
Other liabilities	(1,617)

Total liabilities assumed	(86,308)

Purchase price net of cash acquired of $4,340	$18,460

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2007 and 2006. The pro forma information includes adjustments for interest income on loans and securities acquired, amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transactions been effected on the assumed dates.

	(Unaudited)
	2007	2006

Net interest income	$17,453	$14,578

Net income	$3,161	$3,293

Basic earnings per share	$1.00	$1.15

Diluted earnings per share	$0.97	$1.11

(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 19 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of Community First, Inc. follows:
CONDENSED BALANCE SHEET
December 31

	2007	2006
Assets
Cash and cash equivalents	$1,449	$1,183
Investment in banking subsidiaries	59,659	37,562
Other assets	529	281

Total assets	$61,637	$39,026

Liabilities and shareholders’ equity
Subordinated debentures	$23,000	$8,000
Other liabilities	1,464	369

Total liabilities	24,464	8,369
Shareholders’ equity	37,173	30,657

Total liabilities and shareholders’ equity	$61,637	$39,026

CONDENSED STATEMENTS OF INCOME
Years Ended December 31

	2007	2006	2005

Interest income	$90	$18	$8
Dividends from subsidiaries	—	875	100

Total income	90	893	108

Interest expense	979	600	270
Other expense	610	510	257

Total expenses	1,589	1,110	527

Losses before income tax and undistributed subsidiaries income	(1,499)	(217)	(419)
Income tax benefit	495	419	151
Equity in undistributed income of subsidiaries	3,384	2,600	2,833

Net income	$2,380	$2,802	$2,565

(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 19 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31

	2007	2006	2005

Cash flows from operating activities
Net income	$2,380	$2,802	$2,565
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed income of subsidiaries	(3,384)	(2,600)	(2,833)
Compensation expense under stock based compensation	253	307	—
Tax benefit on exercise of stock options	(12)	(142)	(39)
Change in other, net	(115)	(24)	(35)

Net cash from operating activities	(878)	343	(342)

Cash flows from investing activities
Investments in and advances to bank subsidiaries	(18,123)	(3,762)	(4,500)

Net cash from investing activities	(18,123)	(3,762)	(4,500)

Cash flows from financing activities
Proceeds from issuance of stock	4,380	3,761	—
Proceeds from stock option exercises	61	121	56
Tax benefit on exercise of stock options	12	142	39
Cash paid for dividends	(696)	(575)	—
Proceeds other borrowed money	8,310	—	—
Repayment other borrowed money	(7,800)	—	—
Proceeds from issuance of subordinated debentures	15,000	—	5,000

Net cash from financing activities	19,267	3,449	5,095

Net change in cash and cash equivalents	266	30	253

Beginning cash and cash equivalents	1,183	1,153	900

Ending cash and cash equivalents	$1,449	$1,183	$1,153

(Continued)

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

NOTE 20 — EARNINGS PER SHARE
The factors used in the earnings per share computation follows:

	2007	2006	2005
Basic
Net income	$2,380	$2,802	$2,565

Weighted average common shares outstanding	3,144,835	2,881,715	2,868,780

Basic earnings per common share	$0.76	$0.97	$0.89

Diluted
Net income	$2,380	$2,802	$2,565

Weighted average common shares outstanding for basic earnings per common share	3,144,835	2,881,715	2,868,780
Add: Dilutive effects of assumed exercise of stock options	105,071	99,385	105,331

Average shares and dilutive potential common shares	3,249,906	2,981,100	2,974,111

Diluted earnings per common share	$0.73	$0.94	$0.86

At year end 2007 there were 69,100 antidilutive stock options. No options were antidilutive for 2006 or 2005.
NOTE 21—QUARTERLY FINANCIAL DATA (UNAUDITED)

	Interest	Net Interest		Earnings Per Share
	Income	Income	Net Income	Basic	Diluted
2007
First quarter	$7,704	$3,314	$512	$0.17	$0.16
Second quarter	8,299	3,620	778	0.25	0.24
Third quarter	8,968	3,824	743	0.23	0.23
Fourth quarter	10,398	4,005	347	0.11	0.10

2006
First quarter	$5,510	$2,905	$621	$0.22	$0.21
Second quarter	6,131	3,073	932	0.32	0.31
Third quarter	6,765	3,128	645	0.22	0.22
Fourth quarter	7,383	3,155	604	0.21	0.20
The increase in the 2006 second quarter net income was related to a gain on the sale of property that was deferred in 2005 due to the Bank’s financing of the loan for this property. During the second quarter of 2006 the Bank subsequently sold this loan to another financial institution and recognized the $390 gain into noninterest income.
(Continued)

COMMUNITY FIRST, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollar amounts in thousands, except per share data)

NOTE 22—LEGAL PROCEEDINGS
The Bank was a co-defendant in a suit in Maury County Circuit Court, Holloway et al. v. Evers. Et al, filed May 31, 2005, in which the plaintiff alleged that a bank loan officer disclosed the plaintiff’s loan history at the bank to plaintiff’s two partners in a real estate development, who subsequently forced plaintiff to sell his interest to them. Plaintiff alleged causes of action for tortious interference with contract, breach of common law fiduciary duty, and violation of the Financial Records Privacy Act. Plaintiff sought $5,000,000 in compensatory damages and $5,000,000 in punitive damages, jointly and severally, from the Bank and plaintiff’s two partners. The Company believed the claim was without merit and vigorously defended the suit. In the second quarter of 2006, the trial court granted the co-defendants summary judgment in favor of the plaintiff’s two partners which was upheld on appeal. On December 29, 2007, plaintiffs voluntarily dismissed their claims against the Company without prejudice.
NOTE 23—STOCK OFFERING
The Company conducted a stock offering during the fourth quarter of 2006 and the first quarter of 2007 in order to provide the Bank with additional capital. As a result of this offering, the Company sold 273,090 shares of common stock for total net proceeds of $8,141.

EXHIBIT INDEX
The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization and Share Exchange, dated as of July 31, 2007, by and between Community First, Inc. and The First National Bank of Centerville (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules of this agreement are omitted, but a supplemental copy will be furnished to the Securities and Exchange Commission upon request.) (Incorporated by reference herein to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2007)

3.1	Amended and Restated Charter of the Company (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2005.

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 21, 2005.

10.1	The Community First, Inc. Stock Option Plan. *+

10.2	Form of Management Stock Option Agreement pursuant to the Community First, Inc. Stock Option Plan. * +

10.3	Form of Organizers Stock Option Agreement pursuant to the Community First, Inc. Stock Option Plan. * +

10.4	Form of Employee Stock Option Agreement pursuant to the Community First, Inc. Stock Option Plan. *+

10.5	The Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2005).+

10.6	Amendment to the Community First, Inc. 2005 Stock Incentive Plan (Incorporated by reference herein to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2007).+

10.7	Form of Incentive Stock Option Agreement (Incorporated by reference herein to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2007).+

10.8	Form of Non-Qualified Stock Option Agreement for Directors (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2006).+

Exhibit No.	Description

10.9	Form of Non-Qualified Stock Option Agreement pursuant to the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on March 31, 2005).+

10.10	Form of Incentive Stock Option Agreement pursuant to the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on March 31, 2005).+

10.11	Form of Restricted Stock Agreement under the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2006).+

10.12	Employment Agreement between Marc Lively and the Company (incorporated herein by reference to the Company’s current report on Form 8-K filed with the SEC on September 23, 2004).+

10.13	Amendment No. 1 to the Employment Agreement with Marc Lively (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2005).+

10.14	Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2005).+

10.15	Participation Agreement, dated August 16, 2005, with Marc Lively pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2005).+

10.16	Participation Agreement, dated August 16, 2005, with Mike Saporito pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan.

10.17	Participation Agreement, dated August 16, 2005, with Carl Campbell pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan.

10.18	Participation Agreement, dated August 16, 2005, with Dianne Scroggins pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan.

21.1	List of Subsidiaries

23.1	Consent of Crowe Chizek and Company, LLC

31.1	Certification of CEO Pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350 , as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31, 2003.

+	Management compensatory plan or arrangement