Form 10-Q
period 2008-03-31
COMMUNITY FIRST INC
filed 2008-05-09
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2008
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding (no par value): 3,186,696 shares of common stock, no par value per share, as of May 12, 2008

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Community First, Inc.
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
($ amounts in thousands, except share data)	2008	2007

Assets
Cash and due from banks	$12,680	$11,913
Federal funds sold	1,440	15,372

Cash and cash equivalents	14,120	27,285
Securities available for sale	57,485	80,933
Loans held for sale	11,564	5,710
Loans	520,313	490,608
Allowance for loan losses	(6,566)	(6,086)

Net loans	513,747	484,522

Restricted equity securities	1,165	1,090
Premises and equipment	17,271	17,256
Accrued interest receivable	3,107	3,382
Goodwill	4,587	4,622
Core deposit intangible	2,714	2,812
Other assets	9,307	8,450

Total Assets	$635,067	$636,062

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$53,572	$52,272
Interest-bearing	497,909	507,031

Total Deposits	551,481	559,303

Federal Home Loan Bank advances	9,000	11,000
Subordinated debentures	23,000	23,000
Federal funds purchased	7,753	—
Accrued interest payable	3,936	4,040
Other borrowed money	1,050	510
Other liabilities	1,029	1,036

Total Liabilities	597,249	598,889

Shareholders’ equity:
Common stock, no par value. Authorized 5,000,000 shares issued 3,179,933 shares at March 31, 2008 and 3,168,960 shares at December 31, 2007	26,832	26,695
Retained earnings	10,735	10,414
Accumulated other comprehensive income	251	64

Total Shareholders’ Equity	37,818	37,173

	$635,067	$636,062

See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statements of Income and Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
($ amounts in thousands, except earnings per share)	2008	2007

Interest income:
Loans, including fees	$9,113	$7,221
Taxable securities	793	382
Tax-exempt securities	77	58
Federal funds sold and other	180	43

Total interest income	10,163	7,704

Interest expense:
Deposits	5,459	4,036
FHLB advances and federal funds purchased	135	198
Subordinated debentures	457	156

Total interest expense	6,051	4,390

Net interest income	4,112	3,314
Provision for loan losses	526	325

Net interest income after provision for loan losses	3,586	2,989

Noninterest income:
Service charges on deposit accounts	488	363
Mortgage banking activities	372	253
Gains on sales of securities available-for-sale	252	—
Other	351	235

Total noninterest income	1,463	851

Noninterest expense:
Salaries and employee benefits	2,293	1,655
Occupancy	336	185
Furniture and equipment	242	157
Data processing fees	301	190
Advertising and public relations	181	120
Other	1,328	850

Total noninterest expenses	4,681	3,157

Income before income taxes	368	683
Income taxes	47	171

Net income	321	512

Other comprehensive income:
Unrealized gains on securities, net	187	24

Comprehensive income	$508	$536

Earnings per share
Basic	$0.10	$0.17
Diluted	0.10	0.16

Weighted average shares outstanding
Basic	3,176,782	3,083,466
Diluted	3,275,585	3,186,992
See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
Three Months Ended March 31, 2008
(Unaudited)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
($ amounts in thousands, except per share amounts)	Shares	Stock	Earnings	Income	Equity
Balance at January 1, 2008	3,168,960	$26,695	$10,414	$64	$37,173
Exercise of stock options	10,800	69	—	—	69
Stock-based compensation
Restricted stock grants	173	8	—	—	8
Stock options	—	60	—	—	60
Comprehensive income
Net income	—	—	321	—	321
Other comprehensive income	—	—	—	—	—
Change in unrealized gain (loss) on securities available for sale, net	—	—	—	187	187

Total comprehensive income					508

Balance at March 31, 2008	3,179,933	$26,832	$10,735	$251	$37,818

See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2008 and 2007
(Unaudited)

	Three Months Ended
($ amounts in thousands )	March 31,
	2008	2007

Cash flows from operating activities
Net income	$321	$512
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	279	171
Amortization and (accretion)	3	(7)
Core deposit intangible amortization	98	—
Provision for loan losses	526	325
Mortgage loans originated for sale	(25,671)	(19,419)
Proceeds from sale of mortgage loans	20,189	20,740
Gain on sale of loans	(372)	(253)
Federal Home Loan Bank stock dividends	(14)	(14)
Decrease in accrued interest receivable	275	103
Decrease/increase in accrued interest payable	(104)	614
Gain on sale of securities	(252)	—
Compensation expense under stock based compensation	68	60
Other, net	(820)	(246)

Net cash from operating activities	(5,474)	2,586

Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(4,728)	(4,494)
Other	(2,741)	(3,999)
Sales of securities:
Mortgage-backed securities	20,202	—
Other	5,992	—
Maturities, prepayments, and calls:
Mortgage-backed securities	1,769	428
Other	3,500	5,500
Purchase of Federal Home Loan Bank stock	(91)	—
Redemption of Federal Reserve Bank stock	30	—
Net increase in loans	(29,870)	(24,102)
Additions to premises and equipment	(294)	(1,886)

Net cash from investing activities	(6,231)	(28,553)

Cash flows from financing activities
Increase(decrease) in deposits	(7,822)	8,417
Proceeds from Federal Home Loan Bank advances	—	5,000
Payments on Federal Home Loan Bank and other debt	(2,000)	—
Proceeds from federal funds purchased	7,753	3,499
Proceeds from other borrowed money	540	—
Proceeds from issuance of common stock	—	3,912
Proceeds from stock option exercises	69	7

Net cash from financing activities	(1,460)	20,835

Net change in cash and cash equivalents	(13,165)	(5,132)
Cash and cash equivalents at beginning of period	27,285	15,073

Cash and cash equivalents at end of period	$14,120	$9,941

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$6,155	$3,776
Income taxes	600	360
Supplemental noncash disclosures
Transfer from loans to repossessed assets	119	326
See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)
(dollars in thousands, except share and per share amounts)
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
The consolidated financial statements include Community First, Inc. (the “Company”) and each of its subsidiaries. On October 26, 2007, the Company acquired 100% of the outstanding shares of The First National Bank of Centerville (“First National”). On January 31, 2008, First National was merged with and into Community First Bank & Trust, with Community First Bank & Trust being the surviving entity. Community First Bank & Trust, a Tennessee chartered bank (the “Bank”), is the Company’s only wholly-owned subsidiary. The Bank’s sole subsidiary is Community First Title, Inc., a Tennessee chartered and regulated title insurance company. CFBT Investments, Inc. is the wholly-owned subsidiary of Community First Title, Inc. and is the parent of Community First Properties, Inc., which was established as a Real Estate Investment Trust pursuant to Internal Revenue Service regulations. Intercompany transactions and balances are eliminated in consolidation. Footnote tables are presented in thousands, except share and per share data.
The unaudited consolidated financial statements as of March 31, 2008 and for the three month periods ended March 31, 2008 and 2007 have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ( the “SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the 2007 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC.
NOTE 2. ADOPTION OF NEW ACCOUNTING STANDARDS
The Company adopted FASB issued Statement No. 157, Fair Value Measurements on January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP, delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of the adoption on January 1, 2008 was not material.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)
requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.
The Company adopted FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life InsuranceArrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This Issue is effective for fiscal years beginning after December 15, 2007. The Company adopted the Issue on January 1, 2008 and the impact of the adoptions was not material.
On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company adopted SAB 109 on January 1, 2008 and the impact of the adoption was not material.
NOTE 3. FAIR VALUE
Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1: Quoted prices (unadjusted) of identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)
The fair value of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).
Assets and Liabilities Measured on a Recurring Basis
Fair Value Measurements at March 31, 2008 using significant other observable inputs (Level 2) are summarized below:

Assets:
Available for sale securities	$57,485
Asset and Liabilities Measured on a Non-Recurring Basis
Fair Value Measurements at March 31, 2008 using the following levels below:

	Significant Other
	Observable Inputs	Significant Unobservable
	(Level 2)	Inputs (Level 3)
Assets:
Loans held for sale	$11,564
Impaired loans		$3,722
Loans held for sale are mortgage loans originated and intended for sale in the secondary market are carried at cost, which approximates market value under current market conditions. As a result, for the period ending March 31, 2008, there is no valuation allowance and no effect on earnings.
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4,504, with a valuation allowance of $782, resulting in an additional provision for loan losses of $183 for the period.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)
NOTE 4. ALLOWANCE FOR LOAN LOSS
Transactions in the allowance for loan losses for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2008	March 31, 2007

Beginning Balance	$6,086	$4,259

Add (deduct):
Losses charged to allowance	(88)	(38)
Recoveries credited to allowance	42	7
Provision for loan losses	526	325

Ending Balance	$6,566	$4,553

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2008
(Unaudited)
NOTE 5. EARNINGS PER SHARE
In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities, stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The factors used in the earnings per share computation for the three month periods ended March 31, 2008 and 2007 are as follows:

	Three months ended
	March 31,
	2008	2007
Basic
Net income	$321	$512

Weighted average common shares outstanding	3,176,782	3,083,466

Basic earnings per common share	$0.10	$0.17

Diluted
Net income	$321	$512

Weighted average common shares outstanding for basic earnings per common share	3,176,782	3,083,466
Add: Dilutive effects of assumed exercise of stock options	98,803	103,526

Average shares and dilutive potential common shares	3,275,585	3,186,992

Diluted earnings per common share	$0.10	$0.16

Stock options for 102,500 and 40,000 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2008 and 2007 because they were antidilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
($ amounts in thousands, except share data)
The following discussion compares the financial condition of Community First, Inc. (the “Company”) at March 31, 2008, to December 31, 2007, and the results of operations for the three months ended March 31, 2008 and 2007. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.
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
Under SFAS 114, a loan is impaired when it is probable that the bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. Generally, a loan is impaired for purposes of SFAS 114 if it exhibits the same level of weaknesses and probability of loss as loans (or portions of loans) classified special mention, substandard, doubtful or loss. Such loans are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral, net of selling costs, if repayment is expected solely from the collateral.
The Bank automatically places loans on non-accrual when they become 90 days past due. However, when in management’s opinion the borrower may be unable to meet contractual payments the loan may be placed on non-accrual at that time even if not then 90 days past due. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the Company may be unable to collect all outstanding principal and accrued interest. When interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.
FINANCIAL CONDITION
Total assets as of March 31, 2008 decreased $995 to $635,067, compared to $636,062 at December 31, 2007. Total assets did not grow during the first quarter of 2008 as the Bank funded loan demand by liquidating investments. Securities decreased 29.0%, or $23,448, to $57,485 for the first three months of 2008, compared to $80,933 at December 31, 2007.
Net loans of $513,747 (excluding mortgage loans held for sale) increased by $29,225, or 6.0%, in the first three months of 2008, from $484,522 at December 31, 2007. At March 31, 2008, cash and cash equivalents were $14,120, a decrease of $13,165 from $27,285 at December 31, 2007. The decrease was due to the Bank reducing its broker deposits and paying off Federal Home Loan Bank advances. In addition, the Bank is purchasing federal funds as an alternative overnight source of funding. Total deposits of $551,481 decreased by $7,822, or 1.4%, in the first three months of 2008, from $559,303 at December 31, 2007.
Loans
Total gross loans (excluding mortgage loans held for sale) at March 31, 2008 were $520,313, compared to $490,608 at December 31, 2007, an increase of $29,705. Most of the net loan growth in the first three months of 2008 was in construction loans, 1-4 family residential real estate and commercial real estate loans. Loans secured by 1-4 family real estate increased $6,266, real estate construction loans increased $10,871 and commercial real estate loans increased by $10,901. The Company believes the current market condition for commercial real estate loans remains stable and should continue to be an area of growth for the Company. However, for residential development and residential construction markets are experiencing significant declines in demand based on historical levels. Most of the growth in the first quarter for 1-4 residential real estate was funding

FINANCIAL CONDITION (continued)
on previous loan commitments or residential properties owned by developers. The Company anticipates market conditions for residential development and residential construction to remain soft and loan growth in the residential loan portfolio to be significantly slower than historical trends. These market conditions could also result in increases in problem or potential problem loans in these markets.
Set forth below is a table showing the amount and breakdown of the Company’s loans at March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
Real estate
Construction	$151,776	29.2%	$140,905	28.7%
1-4 family residential	157,744	30.3%	151,478	30.9%
Commercial	127,228	24.5%	116,327	23.7%
Other	5,265	1.0%	4,567	0.9%
Commercial, financial and agricultural	51,057	9.8%	50,240	10.2%
Consumer	16,359	3.1%	14,969	3.1%
Municipal tax exempt	2,190	0.4%	—	0.0%
Other	8,694	1.7%	12,122	2.5%

Total (1)	$520,313	100.0%	$490,608	100.0%

(1)	Does not include mortgage loans held for sale on March 31, 2008 and December 31, 2007.
Of the total loans in the portfolio at March 31, 2008, approximately $246,791, or 47.4%, are at a variable rate of interest, and $273,522, or 52.6%, are at a fixed rate. Of the total loans, $311,836, or 59.9%, mature or are able to be repriced within 12 months. Only $38,958, or 7.5%, of the Bank’s total loans mature or reprice in more than five years.
On March 31, 2008, the Company’s loan to deposit ratio (including loans held for sale) was 96.5%, compared to 88.7% at December 31, 2007. The loan-to-assets ratio (including loans held for sale) was 83.8% at March 31, 2008, compared to 78.0% for December 31, 2007. Management currently anticipates loan demand to remain strong in the Company’s current market area.
Securities Available for Sale
Set forth below is a table showing the amount and breakdown of the Company’s securities available for sale at March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
U.S. Government sponsored entities	$6,525	11.4%	$15,919	19.6%
Mortgage-backed securities	37,439	65.1%	54,119	66.9%
State and municipals	8,852	15.4%	6,233	7.7%
Other debt securities	4,669	8.1%	4,662	5.8%

Total	$57,485	100.0%	$80,933	100.0%

FINANCIAL CONDITION (continued)
As of March 31, 2008, securities decreased $23,448 to $57,485, compared with $80,933 at December 31, 2007. Management has maintained the portfolio at 9.1% of total assets at March 31, 2008, down from 12.7% of total assets as of December 31, 2007. The Company liquidated a portion of the security portfolio during the first quarter of 2008 to reinvest in higher yield loans and to reduce higher cost broker deposits. The Company’s investment portfolio is used to provide yield, liquidity and for pledging purposes to secure public fund deposits.
Other Assets
The Bank invested $3,500,000 into bank-owned life insurance “BOLI” in 2006. This insurance, which is a split-dollar plan, provides life insurance and associated cash values that do not extend past retirement on the Bank’s key officers and employees. Increases in cash values of the insurance are included in noninterest income.
Deposits
The Company relies on the Bank’s growing deposit base as well as alternative funding sources such as other borrowed money and federal funds purchased from correspondent banks to fund loan and other asset growth. Total deposits were $551,481 at March 31, 2008, compared to $559,303 at December 31, 2007, a decrease of $7,822. The following table sets forth the composition of deposits at March 31, 2008 and December 31, 2007.

	March 31, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$53,572	9.7%	$52,272	9.4%
Interest-bearing demand accounts	91,026	16.5%	81,637	14.6%
Savings accounts	21,548	3.9%	21,065	3.8%
Time deposits greater than $100,000	150,483	27.3%	145,735	26.0%
Other time deposits	234,852	42.6%	258,594	46.2%

Total	$551,481	100.0%	$559,303	100.0%

The majority of the deposits continue to be in time deposits. Time deposits (certificate of deposits and IRAs) totaled $385,335, or 69.9% of deposits as of March 31, 2008. Time deposits greater than $100,000 increased $4,748 over December 31, 2007. The increase in time deposits greater than $100,000 was primarily from personal deposits. Other time deposits decreased by $23,742 from $258,594 at December 31, 2007 to $234,852 at March 31, 2008. Due to competitive pricing pressures in the Bank’s new and existing markets, in the past the Bank pursued additional funding at a slightly higher interest rate in national and brokered deposits markets; however, the acquisition of First National Bank in Centerville in the fourth quarter of 2007 gave the Company opportunities to reduce its dependency in brokered deposits and national market time deposits. At March 31, 2008, national market time deposits totaled $112,874, with a weighted average rate of 4.96%, compared to $114,516, with a weighted average rate of 5.28%, at December 31, 2007. The Bank reduced its broker deposits by $18,649 in first quarter of 2008. Total broker time deposits were $4,764, with a weighted average rate of 5.04% compared to $23,413, with a weighted average rate of 5.06%, at December 31, 2007. Broker deposits and national market deposits accounted for 22.0% of total deposits at March 31, 2008 compared to 25.0% at December 31, 2007. Total variable rate time deposits were $10,046 at March 31, 2008 with a weighted average rate of 4.91%, compared to $28,840 at December 31, 2007 with a weighted average rate of 5.33%.

FINANCIAL CONDITION (continued)
Time deposits maturing within one year were $353,532, or 91.8% of total time deposits at March 31, 2008. The weighted average cost of all deposit accounts, including noninterest bearing accounts was 3.9% in the first three months of 2008. The weighted average rate on time deposits as of March 31, 2008 was 5.0%. Management expects to seek short-term time deposit funding to match variable rate loans. These efforts, if successful, should reduce interest rate risk. We also expect our expansion into Hickman County to result in an increase in lower cost deposits.
Federal Home Loan Bank Advances
As of March 31, 2008, the Company had borrowed $9,000 in fixed rate advances from the Federal Home Loan Bank (“FHLB”). The Company had $49,727 available for future borrowings. The fixed interest rates on these advances ranged from 5.50% to 5.67% at March 31, 2008. At March 31, 2008, the weighted average rate of these advances was 5.61%, and the weighted average remaining maturity was 6.2 months. These borrowings are secured by a blanket collateral agreement on the Bank’s loan portfolio that is secured by 1-4 family residential properties, commercial real estate, and home equity lines of credit. At March 31, 2008, undrawn standby letters of credit with FHLB totaled $10,000. The letters of credit are used as a pledge to the State of Tennessee Bank Collateral Pool.
Shareholders Equity
Total shareholders’ equity increased $645, to $37,818 at March 31, 2008, from $37,173 at December 31, 2007. The significant factors that changed shareholders’ equity the first three months of 2008 were net income of $321 and an increase in the fair value of available-for-sale securities, net of tax, of $187.

RESULTS OF OPERATIONS
Net Income
The Company experienced a contraction in earnings for the first quarter 2008; consolidated net income was $321, compared to $512 for the same period in 2007. Consolidated income before income taxes for the three months ended March 31, 2008 was $368, compared to $683 for the same period in 2007, a decrease of $315 or 46.1%. The decrease in pretax income during the first three months of 2008 was primarily due to margin compression brought on by the Federal Reserve’s 300 basis point decrease, expenses associated with expanding into markets in Williamson, Rutherford and Hickman Counties and an increase in the provision for loan losses. These factors more than offset increased non-interest income, including a one-time gain on the sale of some of the securities portfolio acquired in the acquisition of The First National Bank of Centerville. Interest income for the first three months of 2008 was $10,163, compared to $7,704 for the same period in 2007, an increase of $2,459. The increase in interest income was primarily due to higher loan balances in the most recent quarters, which resulted in $1,892 of additional interest income. Interest expense decreased when compared to the first three months of 2007 as a result of the lower floating rate deposit costs which was partially offset by the Bank’s growth in interest bearing deposits. Basic income and diluted income per common share for the first three months of 2008 were $0.10 and $0.10, compared to $0.17 and $0.16 for the first three months of 2007. The reduction in income per common share reflects decrease in net income.

RESULTS OF OPERATIONS (continued)
Average Balance Sheets, Net Interest Revenue
Changes in Interest Income and Interest Expense
The following table shows the average daily balances of each principal category of assets, liabilities and shareholders’ equity of the Company, an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the three month periods ended March 31, 2008 and 2007.

	(In Thousands of Dollars)
	March 31, 2008			March 31, 2007			Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Gross loans (1 and 2)	$509,888	7.15%	$9,113	$364,488	7.92%	$7,221	$2,881	$(989)	$1,892

Taxable securities available for sale (3)	61,428	5.40%	793	31,561	4.84%	382	362	87	448

Tax exempt securities available for sale (3)	7,940	3.88%	77	6,083	3.81%	58	18	1	19

Federal funds sold and other	17,205	3.88%	180	3,100	5.68%	43	200	(77)	123

Total interest-earning assets	596,461	6.830%	10,163	405,232	7.59%	7,704	3,460	(962)	2,498

Cash and due from banks	10,253			7,977
Other nonearning assets	35,836			21,824
Allowance for loan losses	(6,209)			(4,349)

Total assets	$636,341			$430,684

Deposits:
NOW & money market investments	$85,418	2.04%	$435	$49,459	2.72%	$336	$244	$(145)	$99
Savings	21,455	0.99%	53	8,960	1.34%	30	42	(19)	23
Time deposits $100,000 and over	148,726	4.82%	1,792	117,978	5.26%	1,551	404	(163)	241
Other time deposits	253,354	5.02%	3,179	163,245	5.19%	2,119	1,170	(110)	1,060

Total interest-bearing deposits	508,953	4.29%	5,459	339,642	4.75%	4,036	1,860	(437)	1,423

Other borrowings (4)	34,269	6.91%	592	24,362	5.81%	354	144	94	238

Total interest-bearing liabilities	543,222	4.46%	6,051	364,004	4.82%	4,390	2,004	(343)	1,661

Noninterest-bearing liabilities	55,559			33,939

Total liabilities	598,781			397,9434

Shareholders’ equity	37,560			32,741

Total liabilities and shareholders’ equity	$636,341			$430,684

Net interest income			$4,112			$3,314	$1,456	$(619)	$837

Net interest margin (5)		2.77%			3.26%

(1)	Interest income includes fees on loans of $152 in 2008, and $303 in 2007

(2)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

(3)	Amortization and accretion are included in the calculation of yields on securities available for sale.

(4)	FHLB advances, federal funds purchased and subordinate debenture interest is included in other borrowings.

(5)	Net interest income to average interest-earning assets.

RESULTS OF OPERATIONS (continued)
Net Interest Income
Net interest income after the provision for loan losses for the first three months of 2008 was $3,586 compared to $2,989 for the first three months of 2007. The increase of $597 was due primarily to continued growth in the Bank’s loan portfolio, which was funded primarily by liquidating investments acquired in the First National purchase and cash held in federal funds sold.
Interest and fee income on loans for the first three months of 2008 was $9,113, an increase of $1,892, or 26.2%, compared to $7,221 for the first three months of 2007. The increase in interest income on loans is due to growth resulting in higher average balances, offset by a reduction in average yield on loans.
Interest income for tax exempt and taxable securities was $870 for the first three months of 2008, an increase of $430, or 97.7%, over the same period in 2007. The increase in interest income was primarily due to the acquisition of First National in October 2007. First National had $41,228 in its investment portfolio at year end 2007 which generated $417 of interest income for first quarter 2008.
Although net interest income increased, our net interest margin continued to experience compression for the first quarter of 2008, declining to 2.77% from 3.26% in 2007, a decrease of 49 basis points (“bps”). The Company’s compression in net interest margin was largely due to assets repricing quicker than liabilities in response to the Federal Reserve 300 bps reduction in the federal funds rate and the corresponding reduction in the banking industry’s prime rate. The yield on interest earning assets decreased 76 bps to 6.83% for the first quarter of 2008, compared to 7.59% in 2007. The cost of interest bearing liabilities has followed the same trend, decreasing to 4.46% for the first three months of 2008, down from 4.82% for the same period in 2007. The decrease in net interest margin was primarily due to the timing difference in the repricing of loans and deposits. Over 47% of total loans are tied to the Bank’s prime rate and reprice immediately when the rate changes, but the majority of the Bank’s time deposits are generally fixed on 6 to 12 month maturities. It will take approximately six months for deposit prices to catch up. Management anticipates that the net interest margin will gradually improve as time deposits reprice at lower rates in 2008 and we decrease our dependency on broker deposits and national market deposits.
The increase in interest expense was largely due to growth in higher costing deposits, consisting primarily of time deposits, as well as higher costing national market deposits and broker deposits and other borrowings. Interest expense on other time deposits was $3,179 in the first three months of 2008, compared to $2,119 in the first three months of 2007, an increase of $1,060. The increase of $1,060 was due to $1,170 in increased volume offset by $110 decline in interest rates. Interest expense on time deposits over $100,000 was $1,792 in the first three months of 2008, compared to $1,551 in the same period in 2007. The increase of $241 was due to $404 in increased volume offset by $163 decline in interest rates. The increase in interest expense was also due to additional interest expense of $308 associated with the $15,000 of subordinated debentures, included in other borrowings. The subordinated debentures were issued by us in the third quarter of 2007 to finance a portion of the purchase price for the acquisition of First National.

RESULTS OF OPERATIONS (continued)
Provisions for Loan Losses
In the first three months of 2008, the Bank recorded a provision for loan loss of $526, compared to $325 for the same period in 2007. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses in 2008 is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss, which management believes is representative of probable loan losses. Other factors considered by management include the composition of the loan portfolio, economic conditions, and the creditworthiness of the Bank’s borrowers and other qualitative factors. Based on our analysis the allowance for loan losses was 1.26% of total loans at March 31, 2008. Net charge-offs for the first three months of 2008 were $88, compared to $38 in the first three months of 2007. At March 31, 2008, the Bank had 60 loans totaling $4,844 in nonaccrual status, compared to 63 loans totaling $2,764 on December 31, 2007. At March 31, 2008, the nonaccrual loans lost interest was $2ll. The Bank considered $4,504 in loans impaired at March 31, 2008, compared to $3,945 on December 31, 2007. These increases largely reflect softening market conditions in residential construction and development loans, particularly loans to residential builders and developers.

	March 31,	December 31,
	2008	2007
Nonaccrual loans	4,844	2,764
Accruing loans 90 days or more past due	—	—
Restructured loans	—	—
Total nonperforming loans	4,844	2,764

Foreclosed assets held for sale and repossessions	—	—
Total nonperforming assets	4,844	2,764

Nonperforming loans to total loans	0.94%	0.56%
Impaired loans to total loans	0.88%	0.80%
Ratio of allowance for loan losses to total loans	1.28%	1.24%
The Bank had no accruing loans more than 90 days delinquent on March 31, 2008. Management believes the allowance for loan losses at March 31, 2008 is adequate to absorb probable losses in the loan portfolio.
Noninterest Income
Total noninterest income for the first three months of 2008 was $1,463, up from $851 for the same period in 2007. The increase in other noninterest income for the three month period of 2008 was primarily the result of mortgage loans originated and sold, investment services, service charge on deposits and gain on sale of securities. The Bank originates and sells long-term fixed rate mortgages and the related servicing. Mortgage loans originated and sold generated $372 in gains for the three months ended March 31, 2008 as compared to $253 for the same period in 2007. Income from mortgage loans originated and sold was positively impacted in first quarter 2008

RESULTS OF OPERATIONS (continued)
compared to first quarter 2007 by increasing our mortgage origination staff in 2007 and expanding into Williamson and Rutherford Counties. Investment service income for the first quarter of 2008 was $203, up from $79 for the same period in 2007. Service charge income in first quarter 2008 increased $125 over the same period in 2007. The Bank sold some of the security portfolio acquired through the acquisition of First National in first quarter of 2008 with gains of $252. Management expects noninterest income will continue to grow in 2008 as the Bank grows; however, the continued economic difficulties related to the housing market in our market areas may negatively impact this growth.
The table below shows noninterest income for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
	2008	2007
Service charge on deposit accounts	$488	$363
Mortgage banking activities	372	253
Gain on sale of securities available-for-sale	252	—
Other:
Investment service income	203	79
Other equity investment income	18	47
BOLI income	38	33
ATM income	33	23
Other	59	53

Total noninterest income	$1,463	$851

Noninterest Expense
Noninterest expenses for the first three months of 2008 increased 48.3% to $4,681, compared with $3,157 for the same period of 2007. During 2007 and the first three months of 2008, noninterest expenses have increased as the Bank has grown. The growth in noninterest expenses in the first three months of 2008 is attributable primarily to salaries and other operating expenses associated with growth of the Bank including expanding into Williamson and Rutherford Counties and into Hickman County through our acquisition of First National. Salaries and employee benefits totaled $2,293 in the first three months in 2008, compared to $1,655 in the same period in 2007, an increase of $638, or 38.5%. The Company’s staff increased from 105 full time equivalent employees in first quarter 2007 to 147 in 2008, an increase of 42 employees. The Company increased staff by 38 employees through the acquisition of First National in fourth quarter of 2007. Also included in salary and employee benefits expense for the first quarter of 2007 and 2008 was $68 of compensation expense related to stock options and restricted stock awards. Other operating expenses include data processing, advertising, occupancy and other operational expenses. Data processing expense for the first three months of 2008 increased $111, or 58.4% to $301, compared to $190 in the same period 2007. The increase in data processing is attributed to the acquisition of First National in fourth quarter 2007. The Company is currently using two data processing centers to process the Bank’s data. Management expects data processing expense to decline after the data processing conversion in second quarter 2008. Regulatory and compliance expense increased $83, to $114, compared to $31 in the same period in 2007. The increase in regulatory and compliance expense was due to the First National acquisition and changes in FDIC assessments. Management expects noninterest expenses to continue to increase moderately during 2008 in conjunction with

RESULTS OF OPERATIONS (continued)
the growth of the Bank, but should decline as a percentage of average assets as the Bank continues to experience operating efficiencies related to the integration of First National operations.
The table below shows noninterest expense for the three months ended March 31, 2008 and 2007.

	Three Months Ended
	March 31,
	2008	2007
Salaries and employee benefits	$2,293	$1,655
Occupancy	336	185
Furniture and equipment	242	157
Data processing fees	301	190
Advertising and public relations	181	120

Other:
Loan expense	53	49
Legal	19	20
Audit and accounting fees	102	73
Postage and freight	108	71
Operational expense	213	165
Regulatory and compliance	114	31
Director expense	52	49
ATM expense	118	76
Amortization of intangible assets	98	—
Other	451	316

Total noninterest expense	$4,681	$3,157

Income Taxes
The effective tax rate for the first three months of 2008 was 12.8%, compared to 25.04% during the same period in 2007. The change in the effective tax rate for first quarter 2008 compared to first quarter 2007 was largely due to a reduction in pretax income from prior year. As a result, the tax exempt income had a greater effect on the Company’s effective tax rate for the quarter ended March 31, 2008 as compared to the same period for 2007.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity refers to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the Statement of Cash Flows, the Company’s main source of cash flow is from receiving deposits from its customers and, to a lesser extent, repayment of loan principal and interest income on loans and investments, sales of Company stock, FHLB advances, and federal funds purchased.
The primary uses of cash are lending to the Company’s borrowers and investing in securities and short-term interest-earning assets. During the first three months of 2008, loan demand was funded by liquidating securities and funding with short term borrowings. The bank currently anticipates using growth in local deposits as well as short and long term borrowings to fund future loan growth. A significant portion of the Bank’s deposits consists of time deposits over $100,000 and brokered and other national market deposits. If the Bank is unable to retain these deposits as they mature or attract new deposits locally or from these national sources, it may be required to seek more expensive forms of deposits or other funds that could reduce its net interest margin or result in liquidity constraints. Other potential sources of liquidity include the sale of available-for-sale securities from the Bank’s securities portfolio or repurchase agreements.
At March 31, 2008 and December 31, 2007, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2008
Total Capital to risk weighted assets
Bank	$58,875	10.81%	$43,556	8.00%	$54,446	10.00%
Consolidated	59,864	10.96%	43,686	8.00%	N/A	N/A

Tier 1 to risk weighted assets
Bank	$52,309	9.61%	$21,778	4.00%	$32,667	6.00%
Consolidated	42,871	7.85%	21,843	4.00%	N/A	N/A

Tier 1 to average assets
Bank	$52,309	8.34%	$25,082	4.00%	$31,352	5.00%
Consolidated	42,871	6.80%	25,233	4.00%	N/A	N/A

December 31, 2007
Total Capital to risk weighted assets
Community First Bank & Trust	$48,800	10.07%	$38,750	8.00%	$48,438	10.00%
First National Bank of Centerville	8,652	17.61%	3,930	8.00%	4,912	10.00%
Consolidated	58,676	10.97%	42,773	8.00%	N/A	N/A

Tier 1 to risk weighted assets
Community First Bank & Trust	$43,313	8.96%	$19,375	4.00%	$29,063	6.00%
First National Bank of Centerville	8,037	16.36%	1,965	4.00%	2,947	6.00%
Consolidated	42,064	7.87%	21,387	4.00%	N/A	N/A

Tier 1 to average assets
Community First Bank & Trust	$43,413	8.35%	$20,792	4.00%	$25,990	5.00%
First National Bank of Centerville	8,037	8.27%	3,889	4.00%	4,861	5.00%
Consolidated	42,064	6.76%	24,889	4.00%	N/A	N/A

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management uses a gap simulation model that takes cash flows into consideration. These include mortgage backed securities, loan prepayments, and expected calls and maturities on securities. Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing the Bank’s pricing history on these categories relative to interest rates. Using the interest rate history from our asset liability management software database spanning up to 20 quarters of data, we derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis, the model considers deposit rate movements to determine what percentage of interest bearing deposits is actually repriceable within a year. Our cumulative one-year gap position at March 31, 2008 was 3.50% of total assets. Our policy states that our one-year cumulative gap should not exceed 20% of total assets.
As of March 31, 2008, approximately $403,011 of $591,017 in interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $391,025, or 74.0%, of total loans including loans held for sale. The Bank has $26,799 in loans maturing or repricing after five years. As of March 31, 2008, the Bank has approximately $374,768 in time deposits maturing or repricing within one year.
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
To truly evaluate the impact of rate change on income, we believe the rate shock simulation of interest income is the best technique because variables are changed for the various rate conditions. The interest income change in each category of earning assets and liabilities is calculated as rates ramp up and down. In addition, the prepayment speeds and repricing speeds are changed. Rate shock is a method for stress testing the net interest margin over the next four quarters under several rate change levels. These levels span four 100 basis point increments up and down from the current interest rate. Our policy guideline is that the maximum percentage change in net interest income cannot exceed plus or minus 10% on a 100 basis point interest rate change and cannot exceed plus or minus 15% on a 200 basis point interest rate change. The following illustrates the effects on net interest income of shifts in market interest rates from the rate shock simulation model:

				March 31, 2008

Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease) in net interest income	7.44%	3.74%	(3.75%)	(7.57%)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
Our Economic Value of Equity simulation measures our long-term interest rate risk. The economic value is the difference between the market value of the assets and the liabilities. The technique is to apply rate changes and compute the resulting economic value. The slope of the change between shock levels is a measure of the volatility of value risk. The slope is called duration. The greater the slope, the greater the impact of rate change on the Bank’s long-term performance. Our policy guideline is that the maximum percentage change on economic value of equity cannot exceed plus or minus 10% on a 100bp change and cannot exceed plus or minus 20% on a 200bp change.
The following illustrates our equity at risk in the economic value of equity model:

				March 31, 2008

Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease) in equity at risk	(2.80%)	(1.00%)	1.70%	4.70%
One of management’s objectives in managing the Bank’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
     Not applicable.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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

Community First, Inc. (Registrant)

May 9, 2008	/s/ Marc R. Lively
(Date)	Marc R. Lively,
President and Chief Executive Officer

May 9, 2008	/s/ Dianne Scroggins
(Date)	Dianne Scroggins,
Chief Financial Officer