Form 10-Q
period 2008-06-30
COMMUNITY FIRST INC
filed 2008-08-11
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2008
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding (no par value): 3,210,055 shares of common stock, no par value per share, as of August 11, 2008

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Community First, Inc.
Consolidated Balance Sheets

($ amounts in thousands, except share data)	(Unaudited)
	June 30,	December 31,
	2008	2007

Assets
Cash and due from banks	$13,405	$11,913
Federal funds sold	161	15,372

Cash and cash equivalents	13,566	27,285
Securities available for sale	61,035	80,933
Loans held for sale	7,899	5,710
Loans	541,919	490,608
Allowance for loan losses	(6,818)	(6,086)

Net loans	535,101	484,522

Restricted equity securities	1,346	1,090
Premises and equipment	17,361	17,256
Accrued interest receivable	2,782	3,382
Goodwill	4,652	4,622
Core deposit intangible	2,606	2,812
Other real estate owned	1,840	297

Bank owned life insurance	3,923	3,764

Other assets	6,070	4,389

Total Assets	$658,181	$636,062

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$50,770	$52,272
Interest-bearing	498,946	507,031

Total Deposits	549,716	559,303

Federal Home Loan Bank advances	27,000	11,000
Subordinated debentures	23,000	23,000
Repurchase agreements	7,000	—
Federal funds purchased	9,113	—
Accrued interest payable	2,617	4,040
Other borrowed money	1,850	510
Other liabilities	889	1,036

Total Liabilities	621,185	598,889

Shareholders’ equity:
Common stock, no par value. Authorized 5,000,000 shares; issued 3,208,058 shares at June 30, 2008 and 3,168,960 shares at December 31, 2007	27,449	26,695
Retained earnings	10,179	10,414
Accumulated other comprehensive income (loss)	(632)	64

Total Shareholders’ Equity	36,996	37,173

	$658,181	$636,062

See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statements of Income and Comprehensive Income (Loss)
(Unaudited)

	Six Months Ended		Three Months Ended
($ amounts in thousands, except earnings per share)	June 30,		June 30,
	2008	2007	2008	2007

Interest income:
Loans, including fees	$17,726	$15,013	$8,613	$7,792
Taxable securities	1,437	797	644	415
Tax-exempt securities	161	116	84	58
Federal funds sold and other	223	77	43	34

Total interest income	19,547	16,003	9,384	8,299

Interest expense:
Deposits	9,903	8,316	4,444	4,280
FHLB advances and federal funds purchased	403	439	268	241
Subordinated debentures	877	314	420	158

Total interest expense	11,183	9,069	5,132	4,679

Net interest income	8,364	6,934	4,252	3,620
Provision for loan losses	966	535	440	210

Net interest income after provision for loan losses	7,398	6,399	3,812	3,410

Noninterest income:
Service charges on deposit accounts	1,052	756	564	393
Mortgage banking activities	721	580	349	327
Gain of sale of securities available for sale	258	—	6	0
Other	638	351	287	116

Total noninterest income	2,669	1,687	1,206	836

Noninterest expense:
Salaries and employee benefits	4,614	3,299	2,321	1,644
Occupancy	687	381	351	196
Furniture and equipment	490	324	248	167
Data processing fees	601	379	300	189
Advertising and public relations	361	304	180	184
Other	2,713	1,635	1,385	785

Total noninterest expenses	9,466	6,322	4,785	3,165

Income before income taxes	601	1,764	233	1,081
Income taxes	49	474	2	303

Net income	552	1,290	231	778

Other comprehensive income (loss):
Unrealized gains (losses) on securities, net	(696)	(288)	(883)	(312)

Comprehensive income (loss)	$(144)	$1,002	$(652)	$466

Earnings per share
Basic	$0.17	$0.41	$0.07	$0.24
Diluted	0.17	0.40	0.07	0.24

Weighted average shares outstanding
Basic	3,197,526	3,137,954	3,202,834	3,176,657
Diluted	3,292,768	3,241,840	3,294,515	3,281,075
Dividends per share	$0.25	$0.20	$0.00	$0.00
See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
Six Months Ended June 30, 2008
(Unaudited)
($ amounts in thousands, except per share amounts)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income (Loss)	Equity

Balance at January 1, 2008	3,168,960	$26,695	$10,414	$64	$37,173
Exercise of stock options	22,600	152	—	—	152
Stock-based compensation Restricted stock grants	939	15	—	—	15
Stock options	—	120	—	—	120
Issuance of shares of common stock through dividend reinvestment	2,198	66		—	66
Retirement of shares of common stock	(4,133)	(124)			(124)
Sale of shares of common stock	1,936	58	—	—	58
Stock dividends issued	15,558	467	(467)	—	—
Cash dividends issued		—	(320)	—	(320)
Comprehensive income (loss)
Net income	—	—	552	—	552
Other comprehensive income (loss)	—	—	—	—	—
Change in unrealized gain (loss) on securities available for sale, net	—	—	—	(696)	(696)

Total comprehensive income (loss)					(144)

Balance at June 30, 2008	3,208,058	$27,449	$10,179	$(632)	$36,996

See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2008 and 2007
(Unaudited)

	Six Months Ended
($ amounts in thousands)	June 30,
	2008	2007

Cash flows from operating activities

Net income	$552	$1,290
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	557	361
Amortization and (accretion)	18	(23)
Core deposit intangible amortization	206	—
Provision for loan losses	966	535
Mortgage loans originated for sale	(42,112)	(39,650)
Proceeds from sale of mortgage loans	40,644	40,048
Gain on sale of loans	(721)	(580)
Federal Home Loan Bank stock dividends	(29)	(14)
Decrease/(increase)e in accrued interest receivable	600	(140)
(Decrease)/increase in accrued interest payable	(1,423)	220
(Gain) on sale of securities	(259)	—
Gain/loss on sale of other real estate	31	(18)
Compensation expense under stock based compensation	135	105
Other, net	(779)	(619)

Net cash from operating activities	(1,614)	1,515

Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(6,804)	(9,082)
Other	(7,741)	(3,999)
Sales of securities:
Mortgage-backed securities	20,202	—
Other	1,992	—
Maturities, prepayments, and calls:
Mortgage-backed securities	3,556	1,084
Other	7,816	7,500
Purchase of Federal Home Loan Bank stock	(257)	(139)
Redemption of Federal Reserve Bank stock	30	—
Net increase in loans	(54,390)	(43,936)
Proceeds from sales of other real estate owned	455	82
Additions to premises and equipment	(662)	(3,193)

Net cash from investing activities	(35,803)	(51,683)

Cash flows from financing activities
Increase(decrease) in deposits	(9,587)	32,385
Proceeds from Federal Home Loan Bank advances	18,000	5,000
Payments on Federal Home Loan Bank and other debt	(2,000)	(1,000)
Proceeds from federal funds purchased	9,113	4,741
Proceeds from other borrowed money	1,340	—
Proceeds from repurchase agreements	7,000	—
Proceeds from issuance of common stock	—	4,380
Proceeds from stock option exercises	152	12
Cash dividends paid	(320)	(696)

Net cash from financing activities	23,698	44,822

Net change in cash and cash equivalents	(13,719)	(5,346)
Cash and cash equivalents at beginning of period	27,285	15,073

Cash and cash equivalents at end of period	$13,566	$9,727

	Six Months Ended
($ amounts in thousands)	June 30,
	2008	2007

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$12,606	$8,849
Income taxes	600	880
Supplemental noncash disclosures
Transfer from loans to repossessed assets	2,845	378
Stock dividend	467	—
See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2008
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
The unaudited consolidated financial statements as of June 30, 2008 and for the six and three month periods ended June 30, 2008 and 2007 have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ( the “SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the 2007 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC.
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
June 30, 2008
(Unaudited)
requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.
The Company adopted FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This Issue is effective for fiscal years beginning after December 15, 2007. The Company adopted the Issue on January 1, 2008 and the impact of the adoption was not material.
On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company adopted the SAB 109 on January 1, 2008 and the impact of the adoption was not material.
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)
The fair value of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).
Assets and Liabilities Measured on a Recurring Basis
Fair Value Measurements at June 30, 2008 using significant other observable inputs (Level 2) are summarized below:

Assets:
Available for sale securities	$61,035
Asset and Liabilities Measured on a Non-Recurring Basis
Fair Value Measurements at June 30, 2008 using the following levels below:

	Significant Other
	Observable Inputs	Significant Unobservable
	(Level 2)	Inputs (Level 3)
Assets:
Impaired loans	3,000	$634
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $4,327, with a valuation allowance of $693, resulting in an additional provision for loan losses of $94 for the six month period ended June 30, 2008.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)
NOTE 4. ALLOWANCE FOR LOAN LOSS
Transactions in the allowance for loan losses for the six months ended June 30, 2008 and 2007 were as follows:

	Six Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2007

Beginning Balance	$6,086	$4,259

Add (deduct):
Losses charged to allowance	(320)	(117)
Recoveries credited to allowance	86	18
Provision for loan losses	966	535

Ending Balance	$6,818	$4,695

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2008
(Unaudited)
NOTE 5. EARNINGS PER SHARE
In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities, stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The factors used in the earnings per share computation for the three and six month periods ended June 30, 2008 and 2007 are as follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2008	2007	2008	2007
Basic
Net income	$552	$1,290	$231	$778

Weighted average common shares outstanding	3,197,526	3,137,954	3,202,834	3,176,657

Basic earnings per common share	$0.17	$0.41	$0.07	$0.24

Diluted
Net income	$552	$1,290	$231	$778

Weighted average common shares outstanding for basic earnings per common share	3,197,526	3,137,954	3,202,834	3,176,657
Add: Dilutive effects of assumed exercise of stock options	95,242	103,886	91,681	104,418

Average shares and dilutive potential common shares	3,292,768	3,241,840	3,294,515	3,281,075

Diluted earnings per common share	$0.17	$0.40	$0.07	$0.24

A stock dividend of 15,558 shares was issued in the second quarter of 2008. All references to common shares and earnings and dividends per share have been restated to reflect the stock dividend as of the beginning of the earliest period presented.
Stock options for 101,625 and 39,625 shares of common stock were not considered in computing diluted earnings per share for the six months ended June 30, 2008 and 2007 because they were antidilutive. Stock options for 100,750 and 39,250 shares of common stock were also not considered in computing diluted earnings per share for the three months ended June 30, 2008 and 2007 because they were antidilutive.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
($ amounts in thousands, except share data)
The following discussion compares the financial condition of Community First, Inc. (the “Company”) at June 30, 2008, to December 31, 2007, and the results of operations for the six months and three months ended June 30, 2008 and 2007. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.
Certain of the statements made herein, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K, as modified by our Quarterly Reports on Form 10-Q, and the following:
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
Allowance for Loan Losses. The allowance for loan losses is a valuation allowance for probable incurred losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using the nature and volume of the portfolio, information about specific borrower situations, and estimated collateral values, economic conditions, and other factors in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairments of a Loan and SFAS No. 5, Accounting for Contingencies. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loans that, in management’s judgment, should be charged off.
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
Goodwill and other intangible assets. Goodwill results from a business acquisition and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.
Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from a bank acquisition. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which was determined to be 15 years.
FINANCIAL CONDITION
Total assets as of June 30, 2008 increased 3.5%, or $22,119, to $658,181, compared to $636,062 at December 31, 2007. The primary reason for the increase in total assets was solid loan growth during the first six months of 2008. The increase in total assets was funded by liquidating investments, and decreasing cash and cash equivalents, and acquiring federal funds purchased, repurchase agreements, and Federal Home Loan Banks advances.
Net loans of $535,101 (excluding mortgage loans held for sale) increased by $50,579, or 10.4%, in the first six months of 2008, from $484,522 at December 31, 2007. At June 30, 2008, cash and cash equivalents were $13,566, a decrease of $13,719 from $27,285 at December 31, 2007. The decrease was due to the Bank reducing its broker deposits. Total deposits of $549,716 decreased by $9,587, or 1.7%, in the first six months of 2008, from $559,303 at December 31, 2007.
Loans
Total gross loans (excluding mortgage loans held for sale) at June 30, 2008 were $541,919, compared to $490,608 at December 31, 2007, an increase of $51,311. Most of the net loan growth in the first six months of 2008 was in construction loans, 1-4 family residential real estate and commercial real

FINANCIAL CONDITION (continued)
estate loans. Loans secured by 1-4 family real estate increased $9,117, real estate construction loans increased $19,064 and commercial real estate loans increased by $24,316. The current market condition for commercial real estate loans remains consistent with historical demand. However, residential development and residential construction markets are experiencing significant declines in demand based on historical levels. The current commercial real estate loan demand remains consistent. Year to date 1-4 family residential loans has seen 6.0% growth, however, demand has slowed as evidenced by the 5.9% decrease from the same period in 2007. The Company anticipates this trend to continue through the remainder of the year, with the 1-4 family residential portfolio to continue to decrease as a percentage of loans. The Company’s delinquency ratio as a percentage of total loans was 2.4% at June 30, 2008, an increase of 1.0% when compared to December 31, 2007. Increases in the delinquency ratio can be attributed to consumer and 1-4 family residential loans. The market conditions and a slowing economy have resulted in increases in problem loans or potential problem 1-4 family residential loans as well as charge offs and increases in other real estate owned. Year to date net charge offs have been $234 compared to $162 net charge offs for the year ended December 31, 2007. The loan loss reserve as a percentage of total loans has increased to 1.26% at June 30, 2008 from 1.24% at December 31, 2007, and the increase has negatively impacted earnings. Other real estate owned moved to $3,019 at June 30, 2008, up from $698 at December 31, 2007. Of the current other real estate owned balance, $1,176 is a non recourse, non accrual loan to facilitate the purchase of foreclosed property.
Set forth below is a table showing the amount and breakdown of the Company’s loans at June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
Real estate
Construction	$159,969	29.5%	$140,905	28.7%
1-4 family residential	160,595	29.6%	151,478	30.9%
Commercial	140,643	26.0%	116,327	23.7%
Other	5,255	1.0%	4,567	0.9%
Commercial, financial and agricultural	50,062	9.2%	50,240	10.2%
Consumer	15,562	2.9%	14,969	3.1%
Municipal tax exempt	457	.1%	—	0.0%
Other	9,376	1.7%	12,122	2.5%

Total (1)	$541,919	100.0%	$490,608	100.0%

(1)	Does not include mortgage loans held for sale on June 30, 2008 and December 31, 2007.
Of the total loans in the portfolio at June 30, 2008, approximately $230,235, or 42.5%, are at a variable rate of interest, and $311,684, or 57.5%, are at a fixed rate. Of the total loans, $278,315, or 51.4%, mature or are able to be repriced within 12 months. Only $52,331, or 9.7%, of the Bank’s total loans mature or reprice in more than five years.
On June 30, 2008, the Company’s loan to deposit ratio (including loans held for sale) was 100.0%, compared to 88.7% at December 31, 2007. The loan-to-assets ratio (including loans held for sale) at June 30, 2008 was 83.5% compared to 78.0% December 31, 2007. Management currently anticipates loan demand to remain strong for the remainder of 2008 in the commercial real estate segment of its loan portfolio.

FINANCIAL CONDITION (continued)
Securities Available for Sale
Set forth below is a table showing the amount and breakdown of the Company’s securities available for sale at June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total

U.S. Government sponsored entities	$6,373	10.4%	$15,919	19.6%
Mortgage-backed securities	36,632	60.0%	54,119	66.9%
State and municipals	8,528	14.0%	6,233	7.7%
Other debt securities	9,502	15.6%	4,662	5.8%

Total	$61,035	100.0%	$80,933	100.0%

As of June 30, 2008, securities decreased $19,898 to $61,035, compared with $80,933 at December 31, 2007. Management has maintained the portfolio at 9.3% of total assets at June 30, 2008, down from 12.7% of total assets as of December 31, 2007. The Company liquidated a portion of the security portfolio during the first six months of 2008 to reinvest in higher yield loans and to reduce higher cost broker deposits. The Company’s investment portfolio is used to provide yield, liquidity and for pledging purposes to secure public fund deposits.
Other Assets
The Bank invested $3,500,000 into bank-owned life insurance “BOLI” in 2006. This insurance, which is a split-dollar plan, provides life insurance and associated cash values on the Bank’s key officers and employees. Increases in cash values of the insurance are included in noninterest income.
Deposits
The Company relies on the Bank to have a growing deposit base as well as alternative funding sources such as other borrowed money and federal funds purchased from correspondent banks to fund loan and other asset growth. Total deposits were $549,716 at June 30, 2008, compared to $559,303 at December 31, 2007, a decrease of $9,587 reflecting the reduction in broker deposits. The following table sets forth the composition of the deposits at June 30, 2008 and December 31, 2007.

	June 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total

Noninterest-bearing demand accounts	$50,770	9.2%	$52,272	9.4%
Interest-bearing demand accounts	92,741	16.9%	81,637	14.6%
Savings accounts	20,778	3.8%	21,065	3.8%
Time deposits greater than $100,000	160,268	29.1%	145,735	26.0%
Other time deposits	225,159	41.0%	258,594	46.2%

Total	$549,716	100.0%	$559,303	100.0%

The majority of the deposits continue to be in time deposits. Time deposits (certificate of deposits and IRAs) totaled $385,335, or 70.1% of deposits as of June 30, 2008. Time deposits greater than

FINANCIAL CONDITION (continued)
$100,000, increased $14,533 from December 31, 2007. The increase in time deposits greater than $100,000 was primarily from personal deposits. Other time deposits decreased by $33,435 from $258,594 at December 31, 2007 to $225,159 at June 30, 2008. Due to competitive pricing pressures in the Bank’s new and existing markets, in the past the Bank pursued additional funding at a slightly higher interest rate in national and brokered deposits markets; however, the acquisition of First National Bank in Centerville in the fourth quarter of 2007 gave the Company opportunities to reduce its dependency on brokered deposits and national market time deposits. At June 30, 2008, national market time deposits totaled $97,667, with a weighted average rate of 4.32%, compared to $114,516, with a weighted average rate of 5.28%, at December 31, 2007. The Bank reduced its broker deposits by $12,926 in the first six months of 2008. Total broker time deposits at June 30, 2008 were $10,487, with a weighted average rate of 4.00% compared to $23,413, with a weighted average rate of 5.06%, at December 31, 2007. Broker deposits and national market deposits accounted for 19.7% of total deposits at June 30, 2008 compared to 25.0% at December 31, 2007. Total variable rate time deposits were $4,128 at June 30, 2008 with a weighted average rate of 3.54%, compared to $28,840 at December 31, 2007 with a weighted average rate of 5.33%. Time deposits maturing within one year were $365,870, or 95.0% of total time deposits at June 30, 2008. The weighted average cost of all deposit accounts, including noninterest bearing accounts was 3.60% in the first six months of 2008, down from 4.40% for the first six months of 2007. The weighted average rate on time deposits as of June 30, 2008 was 4.64%. Management expects to seek short-term time deposit funding to match variable rate loans. These efforts, if successful, should reduce interest rate risk and expand our net interest margin. We also expect our expansion into Hickman County to continue to contribute to an increase in lower cost deposits.
Federal Home Loan Bank Advances
As of June 30, 2008, the Company had borrowed $17,000 in fixed rate advances from the Federal Home Loan Bank (“FHLB”) and $10,000 in variable rate short term borrowings compared to $12,000 in fixed rate advances and $5,000 in variable rate short term borrowings at December 31, 2007. The Company had $18,855 available for future borrowings at June 30, 2008. The fixed interest rates on these advances ranged from 2.71% to 5.67% at June 30, 2008. At June 30, 2008, the weighted average rate of these advances was 3.98%, and the weighted average remaining maturity was 31.9 months. These borrowings are secured by a blanket collateral agreement for certain loans secured by 1-4 family residential properties, commercial real estate, and home equity lines of credit. At June 30, 2008, undrawn standby letters of credit with FHLB totaled $9,000. The letters of credit are used as a pledge to the State of Tennessee Bank Collateral Pool.
Shareholders’ Equity
Total shareholders’ equity decreased $177, to $36,996 at June 30, 2008, from $37,173 at December 31, 2007. The factors that changed shareholders’ equity the first six months of 2008 were net income of $552, issuance of 22,600 of shares of common stock under the stock option plan for $152, $135 in stock based compensation. Offsetting the increases in common stock was a declared cash dividend of $320 and a decrease in the fair value of available-for-sale securities, net of tax, of $696 which negatively impacted shareholders’ equity.

RESULTS OF OPERATIONS
Net Income
The Company experienced a contraction in earnings for the first six months of 2008. Consolidated net income was $552, compared to $1,290 for the same period in 2007. Consolidated income before income taxes for the six months ended June 30, 2008 was $601, compared to $1,764 for the same period in 2007, a decrease of $1,163 or 65.91%. The decrease in pretax income during the first six months of 2008 was primarily due to margin compression brought on by the Federal Reserve’s 325 basis point decrease between third quarter 2007 and second quarter 2008, expenses associated with expanding into markets in Williamson, Rutherford and Hickman Counties; and an increase in the provision for loan losses. These factors more than offset increased non-interest income, including a one-time gain on the sale of some of the securities portfolio acquired in the acquisition of The First National Bank of Centerville. Interest income for the first six months of 2008 was $19,547, compared to $16,003 for the same period in 2007, an increase of $3,544. Interest expense increased when compared to the first six months of 2007 as a result of the increase in interest bearing deposits resulting from the First National acquisition, increase in interest expense associated with our trust preferred securities and other borrowed money. Basic income and diluted income per common share for the first six months of 2008 were $0.17 and $0.17, compared to $0.41 and $0.40 for the first six months of 2007. The reduction in income per common share reflects the decrease in net income as well as the increase in weighted average shares outstanding as a result of our stock dividend and the reinvestment by shareholders of a portion of our cash dividend paid in the second quarter pursuant to our recently adopted dividend reinvestment plan.
Income before income taxes for the second quarter of 2008 was $233, compared to $1,081 during the same period in 2007, a decrease of $848 or 78.4%. The decrease during the second quarter of 2008 was primarily due to an increase in non-interest expense such as salaries, occupancy, amortization on intangible assets and operational expenses and an increase in provisions on loan losses. Net interest income after provisions for loan losses increased 11.8% while noninterest expense increased by 51.2% due to the expenses associated with expanding into markets in Williamson, Rutherford and Hickman Counties. For the second quarter of 2008, consolidated net income was $231, compared to $778 for the same period in 2007 and basic income and diluted income per common share for the second quarter of 2008 were $0.07 and $0.07, compared to $0.24 and $0.24 for the same period in 2007.

Average Balance Sheets, Net Interest Revenue
Changes in Interest Income and Interest Expense
The following table shows the average daily balances of each principal category of assets, liabilities and shareholders’ equity of the Company, an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the six month periods ended June 30, 2008 and 2007.

	(In Thousands of Dollars)
	June 30, 2008			June 30, 2007			Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Gross loans (1 and 2)	$525,056	6.75%	$17,726	$375,324	8.00%	$15,013	$5,990	$(3,277)	$2,713

Taxable securities available for sale (3)	54,415	5.28%	1,437	32,160	4.96%	797	552	89	641

Tax exempt securities available for sale (3)	8,418	3.83%	161	6,076	3.82%	116	45	1	46

Federal funds sold and other	11,899	3.75%	223	2,902	5.31%	77	239	(93)	146

Total interest-earning assets	599,788	6.52%	19,547	416,462	7.69%	16,003	6,826	(3,280)	3,546

Cash and due from banks	3,379			8,215
Other nonearning assets	36,054			22,885
Allowance for loan losses	(6,477)			(4,484)

Total assets	$638,744			$443,078

Deposits:
NOW & money market investments	$88,531	1.78%	$790	$52,363	2.83%	$740	$511	$(461)	$50
Savings	22,212	0.76%	84	9,213	1.34%	62	88	(66)	22
Time deposits $100,000 and over	147,730	4.53%	3,348	119,639	5.30%	3,170	745	(567)	178
Other time deposits	241,166	4.71%	5,681	165,336	5.19%	4,344	1,993	(656)	1,337

Total interest-bearing deposits	499,639	3.96%	9,903	346,551	4.75%	8,316	3,337	(1,750)	1,587

Other borrowings (4)	45,647	5.61%	1,280	27,191	5.81%	753	511	16	527

Total interest-bearing liabilities	545,286	4.10%	11,183	373,742	4.82%	9,069	3,848	(1,734)	2,114

Noninterest-bearing liabilities	55,695			35,291

Total liabilities	600,981			409,033

Shareholders’ equity	37,763			34,045

Total liabilities and shareholders’ equity	$638,744			$443,078

Net interest income			$8,364			$6,934	$2,978	$(1,548)	$1,430

Net interest margin (5)		2.79%			3.33%

(1)	Interest income includes fees on loans of $152 in 2008, and $303 in 2007

(2)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

(3)	Amortization and accretion are included in the calculation of yields on securities available for sale.

(4)	FHLB advances, federal funds purchased, repurchase agreements and subordinated debenture interest is included in other borrowings.

(5)	Net interest income to average interest-earning assets.

RESULTS OF OPERATIONS (continued)
Net Interest Income
Net interest income after the provision for loan losses for the first six months of 2008 was $7,398 compared to $6,399 for the first six months of 2007. The increase of $999 was due primarily to continued growth in the Bank’s loan portfolio and the reduction in higher cost broker deposits, which was funded by primarily liquidating investments acquired in the First National purchase, cash held in federal funds sold, Federal Home Loan Bank advances and other borrowed money. Net interest income improvement was negatively impacted by a significant increase in other borrowings.Net interest income after the provision for loan losses for the second quarter of 2008 was $3,812 compared to $3,410 for the second quarter of 2007, an increase of $402.
Interest and fee income on loans for the first six months of 2008 was $17,726, an increase of $2,713, or 18.1%, compared to $15,013 for the first six months of 2007. The increase in interest income on loans is due to growth resulting in higher average balances, offset by a reduction in average yield on loans. The second quarter 2008 interest and fee income was $8,613 compared with $7,792 for the second quarter of 2007, an increase of $821, or 10.5%.
Interest income from securities and short-term funds increased to $1,821 in the first six months of 2008, from $990 in the same period in 2007. The increase in interest income from securities was primarily due to the acquisition of First National in the fourth quarter of 2007. First National had $41,228 in its investment portfolio at year end 2007 which generated $717 of interest income for the first six months of 2008.
Although net interest income increased, our net interest margin continued to experience compression for the first six months of 2008, declining to 2.79% from 3.33% in 2007, a decrease of 54 basis points (“bps”). The Company’s compression in net interest margin was largely due to assets repricing quicker than liabilities in response to the Federal Reserve 300 bps reduction in the federal funds rate and the corresponding reduction in the banking industry’s prime rate. Competitive pricing pressures prevented the Company from reducing rates paid on deposits as quickly or as significantly as rates charged on loans. The compression in net interest margin was also affected by lost interest income of $276 on non accrual loans. The yield on interest earning assets decreased 117 bps to 6.52% for the first six months of 2008, compared to 7.69% in 2007. The cost of interest bearing liabilities has followed the same trend, decreasing to 4.10% for the first six months of 2008, down from 4.82% for the same period in 2007. The decrease in net interest margin was primarily due to the timing difference in the repricing of loans and deposits. Over 42% of total loans are tied to the Bank’s prime rate and reprice immediately when the rate changes, but the majority of the Bank’s time deposits are generally fixed on 6 to 12 month maturities. It will take approximately three months for deposit prices to catch up. Management anticipates that the net interest margin will gradually improve beginning in the third quarter of 2008 as time deposits reprice at lower rates in 2008; and we realize the benefit of our reduced reliance on broker deposits and national market deposits.
Interest expense totaled $11,183 in the first six months of 2008, compared to $9,069 in the same period of 2007, an increase of $2,114, or 23.3%. Second quarter interest expense was $5,132 compared to $4,679 in the same period of 2007, and increase of $453, or 9.7%. The increase in interest expense was largely due to growth in higher costing deposits, consisting primarily of time deposits, as well as higher costing national market deposits and other borrowings. Interest expense on other time deposits was $5,681 in the first six months of 2008,

RESULTS OF OPERATIONS (continued)
compared to $4,344 in the first six months of 2007, an increase of $1,337. The increase of $1,337 was due to $1,993 in increased volume offset by $656 decline in interest rates. Interest expense on time deposits over $100,000 was $3,348 in the first six months of 2008, compared to $3,170 in the same period in 2007. The increase of $178 was due to $745 in increased volume offset by $567 of decline in interest rates.
Provisions for Loan Losses
In the first six months of 2008, the Bank recorded a provision for loan loss of $966, compared to $535 for the same period in 2007. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses in 2008 is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss, which management believes is representative of probable loan losses. Other factors considered by management include the composition of the loan portfolio, economic conditions, and the creditworthiness of the Bank’s borrowers and other qualitative factors. Based on our analysis the allowance for loan losses was 1.26% of total loans at June 30, 2008. Net charge-offs for the first six months of 2008 were $234, compared to $99 in the first six months of 2007. At June 30, 2008, the Bank had 66 loans totaling $4,909 in nonaccrual status, compared to 26 loans totaling $996 on December 31, 2007. The Bank considered $4,327 in loans impaired at June 30, 2008, compared to $3,945 on December 31, 2007. These increases largely reflect softening market conditions in residential construction and development loans, particularly loans to residential builders and developers.

	June 30,	December 31,
	2008	2007

Nonaccrual loans	$4,909	$996
Accruing loans 90 days or more past due	49	—
Restructured loans	—	—
Total nonperforming loans	4,958	996
Foreclosed assets held for sale and repossessions	—	—
Total nonperforming assets	4,958	996

Nonperforming loans to total loans	0.92%	0.21%
Impaired loans to total loans	0.80%	0.81%
Ratio of allowance for loan losses to total loans	1.26%	1.26%
The following table presents information regarding loans included as nonaccrual and the gross income that would have been recorded in the period if the loans had been current, and the amount of interest income on those that was not included in net interest income.

	June 30,	December 31,
	2008	2007

Nonaccrual interest	1,260	355
Lost interest	276	107

RESULTS OF OPERATIONS (continued)
The Bank had four accruing loans more than 90 days delinquent on June 30, 2008. Management believes the allowance for loan losses at June 30, 2008 is adequate to absorb probable losses in the loan portfolio.
Noninterest Income
Total noninterest income for the first six months of 2008 was $2,669, up from $1,687 for the same period in 2007. The increase in other noninterest income for the six month period of 2008 when compared to the same period in 2007 was primarily the result of mortgage loans originated and sold, fees for investment services, service charges on deposits and gain on sale of securities. The Bank originates and sells long-term fixed rate mortgages and the related servicing. Mortgage loans originated and sold generated $721 in gains for the six months ended June 30, 2008 as compared to $580 for the same period in 2007. Income from mortgage loans originated and sold was positively impacted in the first six months of 2008 compared to the same period in 2007 by increasing our mortgage origination staff in 2007 and expanding into Williamson and Rutherford Counties. Investment service income for the first six months of 2008 was $318, up from $114 for the same period in 2007. The increase in investment service income was due to increasing staff and expanding investment services into Hickman County. Service charge income in first six months of 2008 increased $296 over the same period in 2007. The increase in service charge income was due to acquiring First National in the fourth quarter of 2007. The Bank also sold certain securities acquired through the purchase of First National in 2008 with gains of $258. Management expects noninterest income will continue to grow in 2008 as the Bank grows; however, the continued economic difficulties related to the housing market in our market areas may negatively impact this growth.
Total noninterest income for the second quarter of 2008 was $1,206, up from $836 for the same period in 2007. The increase in other noninterest income for the three month period of 2008 and was primarily the result of fees for investment services and service charges on deposits. Investment service income for the three month period of 2008 was $115, up from $35 for the same period in 2007. Service charge income for second quarter 2008 increased $171 over the same period in 2007 to $564.
The table below shows noninterest income for the six and three months ended June 30, 2008 and 2007.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Service charge on deposit accounts	$1,052	$756	$564	$393
Mortgage banking activities	721	580	349	327
Gain on sale of securities	258	—	6	—
Other:
Investment service income	318	114	115	35
Other equity investment income	33	77	15	30
BOLI income	76	67	38	34
ATM income	67	47	34	24
Other	144	46	85	(7)

Total noninterest income	$2,669	$1,687	$1,206	$836

RESULTS OF OPERATIONS (continued)
Noninterest Expense
Noninterest expenses for the first six months of 2008 increased 49.7% to $9,466, compared with $6,322 for the same period of 2007. During 2007 and the first six months of 2008 and the three month period of 2008, noninterest expenses have increased as the Bank has grown. The growth in noninterest expenses in the first six and three month periods ended June 30, 2008 when compared to comparable periods in 2007 is attributable primarily to increased `salaries and other operating expenses associated with growth of the Bank including expanding into Williamson and Rutherford Counties and into Hickman County through our acquisition of First National. Salaries and employee benefits totaled $4,614 in the first six months of 2008, compared to $3,299 in the same period in 2007, an increase of $1,315, or 39.9%. The Company’s staff increased from 110 full time equivalent employees in first six months of 2007 to 157 in 2008, an increase of 47 employees. The Company increased staff by 38 employees through the acquisition of First National in fourth quarter of 2007. Also included in salary and employee benefits expense for the first quarter of 2007 and 2008 was $135 of compensation expense related to stock options and restricted stock awards. Other operating expenses include data processing, advertising, occupancy and other operational expenses. Data processing expense for the first six months of 2008 increased $222, or 58.6% to $601, compared to $379 in the same period 2007. The increase in data processing is primarily attributed to the acquisition of First National in the fourth quarter 2007 and fees incurred in the conversion of data processing. Management expects data processing expense to decline the last six months of 2008 as compared to the first six months of 2008 due to the Company converting to one data processing center in the second quarter of 2008. Regulatory and compliance expense for the six months ended June 30, 2008 increased $166, to $229, compared to $63 in the same period in 2007. The increase in regulatory and compliance expense was due to the First National acquisition and changes in FDIC assessments. Management expects noninterest expenses to continue to increase moderately during the remainder of 2008 in conjunction with the growth of the Bank, but believes that noninterest expense should decline as a percentage of average assets as the Bank continues to experience operating efficiencies related to the integration of First National operations.

RESULTS OF OPERATIONS (continued)
The table below shows noninterest expense for the six and three months ended June 30 2008 and 2007.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Salaries and employee benefits	$4,614	$3,299	$2,321	$1,644
Occupancy	687	381	351	196
Furniture and equipment	490	324	248	167
Data processing fees	601	379	300	189
Advertising and public relations	361	304	180	184
Other:
Loan expense	85	76	32	27
Legal	43	37	24	17
Audit and accounting fees	204	160	102	87
Postage and freight	197	138	89	67
Operational expense	440	327	227	162
ATM expense	247	158	129	82
Amortization of intangible assets	206	—	108	—
Regulatory and compliance	229	63	115	32
Other	1,062	676	559	311

Total noninterest expense	$9,466	$6,322	$4,785	$3,165

Income Taxes
The effective tax rate for the first six months of 2008 was 8.2%, compared to 26.9% during the same period in 2007. The effective tax rate for the second quarter 2008 was 0.9% compared to 28.0% during the same period 2007. The change in the effective tax rate for the first six months in 2008 and the second quarter 2008 was largely due to a reduction in taxable income as a percentage of total income. As a result, tax exempt income was a greater percentage of total income which lowered the Company’s effective tax rate compared to the same periods for 2007.
The effective tax rate is very low for 2008 due to a combination of the tax exempt income and the tax benefit of net operating loss carry forwards that are being generated at the state level, related to one of the Company’s subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity refers to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the Statement of Cash Flows, the Company’s main source of cash flow is from receiving deposits from its customers and, to a lesser extent, repayment of loan principal and interest income on loans and investments, FHLB advances, and federal funds purchased.
The primary uses of cash are lending to the Company’s borrowers and investing in securities and short-term interest-earning assets. During the first six months of 2008, loan demand was funded by liquidating securities and funding with short term borrowings. The bank currently anticipates using growth in local deposits as well as short and long-term borrowings to fund future loan growth. A significant portion of the Bank’s deposits consist of time deposits over $100,000 and brokered and other national market deposits. If the Bank is unable to retain these deposits as they mature or attract new deposits locally or from these national sources, it may be required to seek more expensive forms of deposits or other funds that could reduce its net interest margin or result in liquidity constraints. Other potential sources of liquidity include the sale of available for sale securities from the Bank’s securities portfolio or repurchase agreements.
At June 30, 2008 and December 31, 2007, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2008
Total Capital to risk weighted assets
Bank	$59,785	10.24%	$46,709	8.00%	$58,386	10.00%
Consolidated	60,188	10.28%	46,833	8.00%	N/A	N/A

Tier 1 to risk weighted assets
Bank	$52,967	9.07%	$23,354	4.00%	$35,0318	6.00%
Consolidated	42,702	7.29%	23,417	4.00%	N/A	N/A

Tier 1 to average assets
Bank	$52,967	8.29%	$25,551	4.00%	$31,939	5.00%
Consolidated	42,702	6.68%	25,568	4.00%	N/A	N/A

December 31, 2007
Total Capital to risk weighted assets
Bank	$48,800	10.07%	$38,750	8.00%	$48,438	10.00%
First National Bank of Centerville	8,652	17.61%	3,930	8.00%	4,912	10.00%
Consolidated	58,676	10.97%	42,773	8.00%	N/A	N/A

Tier 1 to risk weighted assets
Bank	$43,313	8.96%	$19,375	4.00%	$29,063	6.00%
First National Bank of Centerville	8,037	16.36%	1,965	8.00%	2,947	6.00%
Consolidated	42,064	7.87%	21,387	4.00%	N/A	N/A

Tier 1 to average assets
Bank	$43,413	8.35%	$20,792	4.00%	$25,990	5.00%
First National Bank of Centerville	8,037	8.27%	3,889	8.00%	4,861	5.00%
Consolidated	42,064	6.76%	24,889	4.00%	N/A	N/A

LIQUIDITY AND CAPITAL RESOURCES (continued)
Total shareholders’ equity decreased $177, to $36,996 at June 30, 2008, from $37,173 at December 31, 2007. The factors that changed shareholders’ equity the first six months of 2008 were net income of $552, issuance of 22,600 of shares of common stock under the stock option plan for $152, $135 in stock based compensation. Offsetting the increases in common stock was a declared cash dividend of $320 and a decrease in the fair value of available-for-sale securities, net of tax, of $696 which negatively impacted stockholder equity.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management uses a gap simulation model that takes cash flows into consideration. These include mortgage backed securities, loan prepayments, and expected calls and maturities on securities. Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing the Bank’s pricing history on these categories relative to interest rates. Using the interest rate history from our asset liability management software database spanning up to 20 quarters of data, we derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis, the model considers deposit rate movements to determine what percentage of interest bearing deposits is actually repriceable within a year. Our cumulative one-year gap position at June 30, 2008 was -2.36% of total assets. Our policy states that our one-year cumulative gap should not exceed 20% of total assets.
As of June 30, 2008, approximately $399,654 of $611,204 in interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $387,949, or 70.6%, of total loans, including loans held for sale, at June 30, 2008. The Bank has approximately $365,870 in time deposits maturing or repricing within one year.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
The following illustrates the effects on net interest income of shifts in market interest rates from the rate shock simulation model:

June 30, 2008

Basis Point Change	+200 bp	+100bp	-100bp	-200bp
Increase (decrease in net interest income)	6.70%	3.43%	(3.75%)	(8.08%)
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

June 30, 2008

Basis Point Change	+200 bp	+100bp	-100bp	-200bp
Increase (decrease in equity at risk)	(8.30%)	(4.30%)	2.80%	2.30%
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
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
PART II. OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
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
ITEM 4. SUBMISSIONS OF MATTERS TO A VOTE OF SECURITY HOLDERS
(a) The Annual Meeting of Stockholders was held on April 29, 2008. The results of the vote for election of Class III directors to the Company’s Board of Directors were as follows:

	Shares
Class III Directors	Voting	For	Against	Withheld

Marc Lively	2,041,764	2,033,564	—	8,200
Eslick Daniel	2,041,764	2,033,424	140	8,200
Vasant Hari	2,041,764	2,023,564	10,000	8,200
(b)To adopt the employee stock purchase plan.

Shares				Broker
Voting	For	Against	Withheld	Non-Votes

2,041,764	1,892,402	111,830	37,532	—
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

Community First, Inc.
(Registrant)

August 11, 2008	/s/ Marc R. Lively

(Date)	Marc R. Lively, President and Chief Executive Officer

August 11, 2008	/s/ Dianne Scroggins

(Date)	Dianne Scroggins, Chief Financial Officer