Form 10-Q
period 2008-09-30
COMMUNITY FIRST INC
filed 2008-11-10
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding (no par value): 3,210,318 shares of common stock, no par value per share, as of November 10, 2008

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Community First, Inc.
Consolidated Balance Sheets

	(Unaudited)
	September 30,	December 31,
($ amounts in thousands, except share data)	2008	2007

Assets
Cash and due from banks	$13,826	$11,913
Federal funds sold	18,352	15,372

Cash and cash equivalents	32,178	27,285
Securities available for sale	59,648	80,933
Loans held for sale	3,432	5,710
Loans	553,420	490,608
Allowance for loan losses	(6,893)	(6,086)

Net loans	546,527	484,522

Restricted equity securities	2,111	1,440
Premises and equipment	17,920	17,256
Accrued interest receivable	2,860	3,382
Goodwill	5,156	4,622
Core deposit intangible	2,498	2,812
Other real estate owned	4,739	698
Bank owned life insurance	7,999	3,848
Other assets	4,189	3,554

Total Assets	$689,257	$636,062

Liabilities and Shareholders’ Equity

Deposits:
Noninterest-bearing	$52,638	$52,272
Interest-bearing	531,832	507,031

Total Deposits	584,470	559,303

Federal Home Loan Bank advances	32,000	11,000
Subordinated debentures	23,000	23,000
Repurchase agreements	7,000	—
Accrued interest payable	2,741	4,040
Other borrowed money	2,375	510
Other liabilities	831	1,036

Total Liabilities	652,417	598,889

Shareholders’ equity:

Common stock, no par value. Authorized 5,000,000 shares; issued 3,208,058 shares at September 30, 2008 and 3,168,960 shares at December 31, 2007	27,488	26,695

Retained earnings	10,553	10,414

Accumulated other comprehensive income (loss)	(1,201)	64

Total Shareholders’ Equity	36,840	37,173

	$689,257	$636,062

See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statements of Income and Comprehensive Income (Loss)
(Unaudited)

	Nine Months Ended		Three Months Ended
($ amounts in thousands, except earnings per share)	September 30,		September 30,
	2008	2007	2008	2007

Interest income:
Loans, including fees	$26,502	$23,462	$8,776	$8,449
Taxable securities	2,154	1,227	717	430
Tax-exempt securities	244	175	83	59
Federal funds sold and other	271	107	48	30

Total interest income	29,171	24,971	9,624	8,968

Interest expense:
Deposits	13,986	12,957	4,083	4,641
FHLB advances and other	745	768	342	329
Subordinated debentures	1,302	488	425	174

Total interest expense	16,033	14,213	4,850	5,144

Net interest income	13,138	10,758	4,774	3,824
Provision for loan losses	1,616	744	650	209

Net interest income after provision for loan losses	11,522	10,014	4,124	3,615

Noninterest income:
Service charges on deposit accounts	1,620	1,157	568	401
Mortgage banking activities	875	938	154	358
Gain of sale of securities available for sale	258	—	—	—
Other	962	522	324	171

Total noninterest income	3,715	2,617	1,046	930

Noninterest expense:
Salaries and employee benefits	6,827	5,075	2,213	1,776
Occupancy	1,065	602	378	221
Furniture and equipment	740	499	250	175
Data processing fees	809	580	208	201
Advertising and public relations	580	502	219	198
Other	4,218	2,550	1,505	915

Total noninterest expenses	14,239	9,808	4,773	3,486

Income before income taxes	998	2,823	397	1,059
Income taxes	72	790	23	316

Net income	926	2,033	374	743

Other comprehensive income (loss):
Unrealized gains (losses) on securities, net	(1,265)	(7)	(1,452)	281

Comprehensive income (loss)	$(339)	$2,026	$(1,078)	$1,024

Earnings per share
Basic	$0.29	$0.65	$0.12	$0.23
Diluted	0.28	0.63	0.11	0.23

Weighted average shares outstanding
Basic	3,201,037	3,144,922	3,208,058	3,181,210
Diluted	3,291,472	3,248,101	3,288,879	3,282,974
Dividends per share	$0.25	$0.20	$0.00	$0.00
See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statement of Changes in Shareholders’ Equity
Nine Months Ended September 30, 2008
(Unaudited)
($ amounts in thousands, except per share amounts)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income (Loss)	Equity
Balance at January 1, 2008	3,168,960	$26,695	$10,414	$64	$37,173
Exercise of stock options	22,600	152	—	—	152
Stock-based compensation
Restricted stock grants	939	22	—	—	22
Stock options	—	152	—	—	152
Issuance of shares of common stock through dividend reinvestment	2,198	66	—	—	66
Retirement of shares of common stock	(4,133)	(124)	—	—	(124)
Sale of shares of common stock	1,936	58	—	—	58
Stock dividends	15,558	467	(467)	—	—
Cash dividends	—	—	(320)	—	(320)

Comprehensive income (loss)
Net income	—	—	926	—	926
Change in unrealized gain (loss) on securities available for sale, net	—	—	—	(1,265)	(1,265)

Total comprehensive income (loss)					(339)

Balance at September 30, 2008	3,208,058	$27,488	$10,553	$(1,201)	$36,840

See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Nine Months Ended
($ amounts in thousands )	September 30,
	2008	2007

Cash flows from operating activities
Net income	$926	$2,033
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	557	562
Amortization and (accretion)	4	(36)
Core deposit intangible amortization	314	—
Provision for loan losses	1,616	744
Mortgage loans originated for sale	(57,883)	(66,680)
Proceeds from sale of mortgage loans	55,411	68,364
Gain on sale of loans	(548)	(621)
Federal Home Loan Bank stock dividends	(46)	(14)
Decrease/(increase) in accrued interest receivable	522	(319)
(Decrease)/increase in accrued interest payable	(1,299)	793
Gain on sale of securities	(258)	—
Holding losses on loans held for sale	93	—
(Increase) in surrender value of Bank owned life insurance	(151)	(112)
Loss on sale of other real estate	64	28
Compensation expense under stock based compensation	174	184
Other, net	(611)	72

Net cash from operating activities	(1,115)	4,998

Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(6,804)	(9,671)
Other	(8,741)	(4,330)
Sales of securities:
Mortgage-backed securities	20,202	—
Other	1,992	—
Maturities, prepayments, and calls:
Mortgage-backed securities	5,046	1,796
Other	7,816	11,000
Purchase of Federal Home Loan Bank stock	(655)	(139)
Redemption of Federal Reserve Bank stock	30	—
Net increase in loans	(64,427)	(75,069)
Purchase of bank owned life insurance	(4,000)	—
Proceeds from sales of other real estate owned	1,906	81
Additions to premises and equipment	(1,221)	(4,725)

Net cash from investing activities	(48,856)	(81,057)

Community First, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2008 and 2007
(Unaudited)

	Nine Months Ended
($ amounts in thousands )	September 30,
	2008	2007

Cash flows from financing activities
Increase in deposits	25,167	51,132
Proceeds from Federal Home Loan Bank advances	23,000	12,500
Payments on Federal Home Loan Bank advances	(2,000)	(6,000)
Proceeds from federal funds purchased	—	7,668
Proceeds from other borrowed money	1,865	—
Proceeds from issuance of subordinated debentures	7,000	15,000
Proceeds from issuance of common stock	58	4,380
Proceeds from stock option exercises	152	51
Repurchase of common stock	(124)
Cash dividends paid	(254)	(696)

Net cash from financing activities	54,864	84,035

Net change in cash and cash equivalents	4,893	7,976
Cash and cash equivalents at beginning of period	27,285	15,073

Cash and cash equivalents at end of period	$32,178	$23,049

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$17,332	$13,420
Income taxes	730	980
Supplemental noncash disclosures
Transfer from loans to repossessed assets	6,011	378
Transfer from loans held for sale to loans	5,298	—
Stock dividend	467	—
See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)
(dollars in thousands, except share and per share amounts)
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
The consolidated financial statements include Community First, Inc. (the “Company”) and each of its subsidiaries. On October 26, 2007, the Company acquired 100% of the outstanding shares of The First National Bank of Centerville (“First National”). On January 31, 2008, First National was merged with and into Community First Bank & Trust, with Community First Bank & Trust being the surviving entity. Community First Bank & Trust, a Tennessee chartered bank (the “Bank”), is the Company’s only wholly-owned subsidiary. The Bank’s sole subsidiary is Community First Title, Inc., a Tennessee chartered and regulated title insurance company. CFBT Investments, Inc. is the only subsidiary of Community First Title, Inc. and is the parent of Community First Properties, Inc., which was established as a Real Estate Investment Trust pursuant to Internal Revenue Service regulations. Intercompany transactions and balances are eliminated in consolidation. Footnote tables are presented in thousands, except share and per share data.
The unaudited consolidated financial statements as of September 30, 2008 and for the nine and three month periods ended September 30, 2008 and 2007 have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ( the “SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the 2007 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K as filed with the SEC.
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)
In October 2008, the FASB issued FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active.” The FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active.
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)
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
Assets and Liabilities Measured on a Recurring Basis
Fair Value Measurements at September 30, 2008 using significant other observable inputs (Level 2) are summarized below:

Assets:
Available for sale securities	$59,648
Asset and Liabilities Measured on a Non-Recurring Basis
Fair Value Measurements at September 30, 2008 using the following levels below:

	Significant Other
	Observable Inputs	Significant Unobservable
	(Level 2)[1]	Inputs (Level 3)[2]
Assets:
Impaired loans	$1,879	$599

[1]	Fair values for level 2 impaired loans are determined using independent valuation of the underlying collateral or other readily available data supporting the fair value of the collateral.

[2]	Fair values for level 3 impaired loans are based primarily on management’s assumptions of fair vale for underlying collateral based on their experience in the market.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3,136, with a valuation allowance of $658, resulting in an additional provision for loan losses of $234 for the nine month period ended September 30, 2008.
NOTE 4. ALLOWANCE FOR LOAN LOSS
Transactions in the allowance for loan losses for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2007

Beginning Balance	$6,086	$4,259

Add (deduct):
Losses charged to allowance	(912)	(139)
Recoveries credited to allowance	103	23
Provision for loan losses	1,616	744

Ending Balance	$6,893	$4,887

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)
NOTE 5. EARNINGS PER SHARE
In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” basic earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if securities, stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity. The factors used in the earnings per share computation for the periods ended September 30, 2008 and 2007 are as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2008	2007	2008	2007
Basic
Net income	$926	$2,033	$374	$743

Weighted average common shares outstanding	3,201,037	3,144,922	3,208,058	3,181,210

Basic earnings per common share	$0.29	$0.65	$0.12	$0.23

Diluted
Net income	$926	$2,033	$374	$743

Weighted average common shares outstanding for basic earnings per common share	3,201,037	3,144,922	3,208,058	3,181,210
Add: Dilutive effects of assumed exercise of stock options	90,435	103,179	80,821	101,764

Average shares and dilutive potential common shares	3,291,472	3,248,101	3,288,879	3,282,974

Diluted earnings per common share	$0.28	$0.63	$0.11	$0.23

A stock dividend of 15,558 shares was issued in the second quarter of 2008. All references to common shares and earnings and dividends per share have been restated to reflect the stock dividend as of the beginning of the earliest period presented.
Stock options for 102,650 and 40,000 shares of common stock were not considered in computing diluted earnings per share for the nine months ended September 30, 2008 and 2007, respectively, because they were antidilutive. Stock options for 102,650 and 40,000 shares of common stock were also not considered in computing diluted earnings per share for the three months ended September 30, 2008 and 2007, respectively, because they were antidilutive.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2008
(Unaudited)
NOTE 6. PARTICIPATION IN THE TREASURY CAPITAL PURCHASE PROGRAM
On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of total Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend rate of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Company is still evaluating whether or not to participate in this program. Participation in the program is not automatic and subject to approval by the Treasury.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
($ amounts in thousands, except share data)
The following discussion compares the financial condition of Community First, Inc. (the “Company”) at September 30, 2008, to December 31, 2007, and the results of operations for the nine months and three months ended September 30, 2008 and 2007. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.
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

OVERVIEW (continued)
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

CRITICAL ACCOUNTING POLICIES (continued)
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
FINANCIAL CONDITION
Total assets as of September 30, 2008 increased 8.4%, or $53,195, to $689,257, compared to $636,062 at December 31, 2007. The primary reason for the increase in total assets was loan growth during the first nine months of 2008. The increase in total assets was funded by liquidating investments, and acquiring federal funds purchased, repurchase agreements, and Federal Home Loan Bank advances.
Net loans of $546,527 (excluding mortgage loans held for sale) increased by $62,005, or 12.8%, in the first nine months of 2008, from $484,522 at December 31, 2007. At September 30, 2008, cash and cash equivalents were $32,178 an increase of $4,893 from $27,285 at December 31, 2007. The increase was due to the Bank increasing its broker deposits. Total deposits of $584,470 increased by $25,167, or 4.5%, in the first nine months of 2008, from $559,303 at December 31, 2007.

FINANCIAL CONDITION (continued)
Loans
Total gross loans (excluding mortgage loans held for sale) at September 30, 2008 were $553,420, compared to $490,608 at December 31, 2007, an increase of $62,812. Most of the loan growth in the first nine months of 2008 was in construction loans, 1-4 family residential real estate and commercial real estate loans. Loans secured by 1-4 family real estate increased $10,763, of that amount, $5,298 was due to residential mortgage loans originated and initially classified as held for sale that were transferred to the Bank’s loan portfolio due to changes in investor program and credit requirements. Real estate construction loans increased $15,987 and commercial real estate loans increased by $39,602 during the nine months ended September 30, 2008. The current market condition for commercial real estate loans in the third quarter slowed from historical demand trends. Residential development and residential construction markets continue to slow when compared with historical levels. Demand for commercial real estate loans has slowed as well. The Company expects this trend to continue through the end of the year and into 2009, with the 1-4 family residential portfolio to decrease as a percentage of total loans. The Company’s delinquency ratio as a percentage of total loans was 2.6% at September 30, 2008, an increase of 1.2% compared to December 31, 2007. Increases in the delinquency ratio can be attributed to construction and land development loans moving to 1.0% from 0.6%, residential real estate to 1.1% from 1.0%, and commercial real estate holding at 0.2% at September 30, 2008 compared to December 31, 2007. The real estate market conditions and slowing economy have resulted in increases in problem and potential problem 1-4 family residential loans as well as chargeoffs and increases in other real estate owned. Of the current other real estate owned balance, $2,168 is comprised of loans made to facilitate the purchase of foreclosed properties that do not conform to FAS 66. Two of those loans, totaling $1,737, are nonrecourse, nonaccrual loans.
Set forth below is a table showing the amount and breakdown of the Company’s loans at September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
Real estate
Construction	$156,892	28.3%	$140,905	28.7%
1-4 family residential	162,241	29.3%	151,478	30.9%
Commercial	155,929	28.2%	116,327	23.7%
Other	5,350	1.0%	4,567	0.9%
Commercial, financial and agricultural	47,623	8.6%	50,240	10.2%
Consumer	15,077	2.7%	14,969	3.1%
Municipal tax exempt	380	0.1%	—	0.0%
Other	9,928	1.8%	12,122	2.5%

Total (1)	$553,420	100.0%	$490,608	100.0%

(1)	Does not include mortgage loans held for sale on September 30, 2008 and December 31, 2007.
Of the total loans in the portfolio at September 30, 2008, approximately $236,912, or 42.8%, are at a variable rate of interest, and $316,508, or 57.2%, are at a fixed rate. Of the total loans, $277,490, or 50.1%, mature or are able to be repriced within 12 months. Only $53,738, or 9.7%, of the Bank’s total loans mature or reprice in more than five years.

FINANCIAL CONDITION (continued)
On September 30, 2008, the Company’s loan to deposit ratio (including loans held for sale) was 95.3%, compared to 88.7% at December 31, 2007. The loan-to-assets ratio (including loans held for sale) at September 30, 2008 was 80.8% compared to 78.0% December 31, 2007. Management currently anticipates loan demand to decline in commercial real estate in the Company’s current market area.
Securities Available for Sale
Set forth below is a table showing the amount and breakdown of the Company’s securities available for sale at September 30, 2008 and December 31, 2007:

	September 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
U.S. Government sponsored entities	$7,436	12.5%	$15,919	19.6%
Mortgage-backed securities	35,826	60.1%	54,119	66.9%
State and municipals	8,127	13.6%	6,233	7.7%
Other debt securities	8,259	13.8%	4,662	5.8%

Total	$59,648	100.0%	$80,933	100.0%

The Company’s investment portfolio is used to provide yield and for pledging purposes to secure public fund deposits. As of September 30, 2008, the carrying value of securities decreased $21,285 to $59,648, compared with $80,933 at December 31, 2007. Management has maintained the portfolio at 8.7% of total assets at September 30, 2008, down from 12.7% of total assets as of December 31, 2007. The Company liquidated a portion of the security portfolio during the first nine months of 2008 to reinvest in higher yield loans. The balance was also impacted by significant fluctuations in market values due to the erratic nature of the market during the third quarter. Net unrealized losses on available for sale securities was $1,924 at September 30, 2008 compared to a net unrealized gain of $110 at December 31, 2007. Management is continually monitoring the credit quality of the Bank’s investments and believes the current unrealized losses to be temporary based on the high bond ratings and anticipated recovery of bonds held. Of the net unrealized loss, $1,139 is attributable to one trust preferred security held by the Company and issued by a large regional financial company. The decline in market value for the security is due to uncertainty regarding the financial strength of the issuer, which subsequent to the quarter entered into an agreement to be acquired by a large national financial institution, which has indicated that it would acquire all of the issuer and all its businesses and obligations, including its preferred equity and indebtedness, and all its banking deposits. Management feels that the market value of the security should recover after the merger is completed.
Other Assets
The Bank invested $3,500,000 into bank-owned life insurance (“BOLI”) in 2006 and an additional $4,000,000 during the third quarter of 2008. This insurance, a portion of which is a split-dollar plan, provides life insurance and associated cash values on the Bank’s key officers and employees. Increases in cash values of the insurance are included in noninterest income.

FINANCIAL CONDITION (continued)
Deposits
The Company relies on the Bank to have a growing deposit base as well as alternative funding sources such as other borrowed money and federal funds purchased from correspondent banks to fund loan and other asset growth. Total deposits were $584,470 at September 30, 2008, compared to $559,303 at December 31, 2007, an increase of $25,167, reflecting primarily an increase in broker deposits.
The following table sets forth the composition of the deposits at September 30, 2008 and December 31, 2007.

	September 30, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$52,638	9.0%	$52,272	9.3%
Interest-bearing demand accounts	81,128	13.8%	81,637	14.6%
Savings accounts	19,048	3.3%	21,065	3.8%
Time deposits greater than $100,000	169,912	29.1%	145,735	26.1%
Other time deposits	261,744	44.8%	258,594	46.2%

Total	$584,470	100.0%	$559,303	100.0%

The majority of the deposits continue to be in time deposits. Time deposits (certificate of deposits and IRAs) totaled $431,656, or 73.9% of deposits, as of September 30, 2008. Time deposits greater than $100,000, increased $24,177 from December 31, 2007 to $169,912 at September 30, 2008. The increase in time deposits greater than $100,000 was primarily from personal deposits. Other time deposits increased by $3,150 from $258,594 at December 31, 2007 to $261,744 at September 30, 2008. Due to competitive pricing pressures in the Bank’s new and existing markets, the Bank historically pursued additional funding at a slightly higher interest rate in national and brokered deposits markets; however, the acquisition of First National in the fourth quarter of 2007 gave the Company opportunities to reduce its dependency on brokered deposits and national market time deposits.
At September 30, 2008 the Bank had surety bond insurance policies through The Kansas Bankers Surety Company (“Kansas”) pledged as collateral for State of Tennessee Collateral Pool public funds deposits. On September 11, 2008, the Bank was notified that Kansas would exit out of the bank deposit guaranty bond business for all banks. Under Tennessee law, surety bonds pledged to the Tennessee Collateral Pool must be issued by carriers who have the highest claims paying ability rating offered by two nationally recognized ratings services and must be approved by the State Funding Board. As of September 30, 2008, there were no other insurance companies that had been approved under the Tennessee law. As a result, the Bank is required to pledge other bank securities to secure public funds deposits with the Tennessee Collateral Pool. Additional securities will need to be purchased in order to meet the pledging requirement. The Bank obtained $15,164 in broker deposit funding on September 30, 2008 for the purpose of purchasing the needed securities, resulting in the amount of brokered deposits at September 30, 2008 significantly exceeding levels of those deposits during the remainder of the quarter. This purchase contributed to the increase in cash and cash equivalents at September 30, 2008. The funds are expected to be utilized for securities purchases during the fourth quarter 2008.

FINANCIAL CONDITION (continued)
At September 30, 2008, national market time deposits totaled $111,179 with a weighted average rate of 4.18%, compared to $114,516, with a weighted average rate of 5.28%, at December 31, 2007, reflecting the acquisition of $15,164 in broker deposit funding on September 30, 2008 in connection with the exit of the bank deposit guaranty bond business by Kansas, total broker time deposits at September 30, 2008 were $33,061, with a weighted average rate of 3.56% compared to $23,413, with a weighted average rate of 5.06%, at December 31, 2007. Broker deposits and national market deposits accounted for 24.7% of total deposits at both September 30, 2008 and December 31, 2007. Total variable rate time deposits were $3,591 at September 30, 2008 with a weighted average rate of 3.40%, compared to $28,840 at December 31, 2007 with a weighted average rate of 5.33%. The decrease in the weighted average rate for time deposits was due to the reduction in higher rate broker deposits during the quarter prior to the acquisition a significant amount of broker deposits on September 30, 2008, and repricing of customer time deposits at lower rates. Time deposits maturing within one year were $386,044, or 89.4% of total time deposits at September 30, 2008 compared to $333,832 or 59.7% at December 31, 2007. The weighted average cost of all deposit accounts, including noninterest bearing accounts was 3.38% in the first nine months of 2008, down from 4.40% for the first nine months of 2007. The weighted average rate on time deposits as of September 30, 2008 was 4.34% compared to 5.28% at December 31, 2007. Management expects to seek short-term time deposit funding to match variable rate loans. These efforts, if successful, should reduce interest rate risk and expand our net interest margin. Our expansion into Hickman County has contributed to an increase in lower cost deposits and we expect that trend to continue through the fourth quarter.
Federal Home Loan Bank Advances
As of September 30, 2008, the Company had borrowed $22,000 in fixed rate advances from the Federal Home Loan Bank (“FHLB”) and $10,000 in variable rate short term borrowings compared to $11,000 in fixed rate advances at December 31, 2007. The Company had $17,980 available for future borrowings from the FHLB at September 30, 2008. The fixed interest rates on these advances ranged from 2.71% to 5.60% at September 30, 2008. At September 30, 2008, the weighted average rate of these advances was 3.50%, and the weighted average remaining maturity was 30.2 months. These borrowings are secured by a blanket collateral agreement for certain loans secured by 1-4 family residential properties, commercial real estate, and home equity lines of credit. At September 30, 2008, undrawn standby letters of credit with FHLB totaled $10,000. The letters of credit are used as a pledge to the State of Tennessee Bank Collateral Pool.
Shareholders’ Equity
Total shareholders’ equity decreased $333, to $36,840 at September 30, 2008, from $37,173 at December 31, 2007. The factors that changed shareholders’ equity the first nine months of 2008 were net income of $926, exercise of 22,600 of shares of common stock under the stock option plan of $152, and in stock based compensation of $174. Offsetting the increases in shareholders’ equity was a cash dividend of $320 and a decrease in the fair value of available-for-sale securities, net of tax, of $1,265.

RESULTS OF OPERATIONS
Net Income
The Company experienced a contraction in earnings for the first nine months of 2008. Consolidated net income was $926, compared to $2,033 for the same period in 2007. Consolidated income before income taxes for the nine months ended September 30, 2008 was $998, compared to $2,823 for the same period in 2007, a decrease of $1,825 or 64.6%. The decrease in pretax income during the first nine months of 2008 was primarily due to margin compression brought on by the Federal Reserve’s significant decrease in rates between third quarter 2007 and second quarter 2008, expenses associated with expanding into markets in Williamson, Rutherford and Hickman Counties; and an increase in the provision for loan losses. These factors more than offset increased non-interest income, including a gain on the sale of certain of the securities acquired in the acquisition of The First National Bank of Centerville. Interest income for the first nine months of 2008 was $29,171, compared to $24,971 for the same period in 2007, an increase of $4,200 or 16.8%. Interest expense for the first nine months of 2008 was $16,033, an increase of $1,820 or 12.8% from $14,213 during the same period in 2007. The increase was a result of interest bearing deposits resulting from the First National acquisition, the issuance of additional trust preferred securities and other borrowed money. The percentage changes in interest income and expense reflect compression in the Bank’s net interest margin, offset by growth in volume. Basic income and diluted income per common share for the first nine months of 2008 were $0.29 and $0.28, compared to $0.65 and $0.63 for the first nine months of 2007. The reduction in income per common share reflects the decrease in net income as well as the increase in weighted average shares outstanding as a result of our stock dividend and the reinvestment by shareholders of a portion of our cash dividend paid in the second quarter pursuant to our dividend reinvestment plan.
Income before income taxes for the third quarter of 2008 was $397, compared to $1,059 during the same period in 2007, a decrease of $662, or 62.5%. The decrease during the third quarter of 2008 was primarily due to an increase in non-interest expense such as salaries, occupancy, amortization on intangible assets, furniture and equipment, data processing, and an increase in provisions for loan losses. Net interest income after provisions for loan losses increased 14.1% while noninterest expense increased by 36.9% due to the expenses associated with expanding into markets in Williamson, Rutherford and Hickman Counties. For the third quarter of 2008, consolidated net income was $374, compared to $743 for the same period in 2007 and basic net income and diluted net income per common share for the third quarter of 2008 were $0.12 and $0.11, compared to $0.23 and $0.23 for the same period in 2007.

Average Balance Sheets, Net Interest Revenue
Changes in Interest Income and Interest Expense
The following table shows the average daily balances of each principal category of assets, liabilities and shareholders’ equity of the Company, an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the nine month periods ended September 30, 2008 and 2007.

	(In Thousands of Dollars)
	September 30, 2008			September 30, 2007			Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Gross loans (1 and 2)	$535,169	6.60%	$26,502	$389,477	8.03%	$23,462	$8,777	$(5,737)	$3,040

Taxable securities available for sale (3)	53,806	5.34%	2,154	32,133	5.09%	1,227	827	100	927

Tax exempt securities available for sale (3)	8,456	3.85%	244	6,073	3.84%	175	69	—	69

Federal funds sold and other	7,610	4.75%	271	4,762	3.00%	107	64	100	164

Total interest-earning assets	605,041	6.43%	29,171	432,445	7.70%	24,971	9,737	(5,537)	4,200

Cash and due from banks	9,717			8,213
Other nonearning assets	39,394			21,757
Allowance for loan losses	(6,576)			(4,582)

Total assets	$647,576			$457,833

Deposits:
NOW & money market investments	$89,963	1.70%	$1,145	$54,546	2.90%	$1,188	$771	$(814)	$(43)
Savings	21,385	0.74%	119	9,222	1.36%	94	124	(99)	25
Time deposits $100,000 and over	152,787	4.21%	4,820	121,617	5.34%	4,874	1,250	(1,304)	(54)
Other time deposits	237,653	4.43%	7,902	171,551	5.29%	6,801	2,621	(1,520)	1,101

Total interest-bearing deposits	501,788	3.72%	13,986	356,936	4.84%	12,957	4,766	(3,737)	1,029

Other borrowings (4)	53,675	5.08%	2,047	30,245	5.54%	1,256	973	(182)	791

Total interest-bearing liabilities	555,463	3.85%	16,033	387,181	4.89%	14,213	5,739	(3,919)	1,820

Noninterest-bearing liabilities	54,422			36,023

Total liabilities	609,885			423,204

Shareholders’ equity	37,691			34,629

Total liabilities and shareholders’ equity	$647,576			$457,833

Net interest income			$13,138			$10,758	$3,998	$(1,618)	$2,380

Net interest margin (5)		2.90%			3.32%

(1)	Interest income includes fees on loans of $856 in 2008, and $836 in 2007

(2)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

(3)	Amortization and accretion are included in the calculation of yields on securities available for sale.

(4)	FHLB advances, federal funds purchased, repurchase agreements and subordinated debenture interest is included in other borrowings.

(5)	Net interest income to average interest-earning assets.

RESULTS OF OPERATIONS (continued)
Net Interest Income
Net interest income after the provision for loan losses for the first nine months of 2008 was $11,522 compared to $10,014 for the first nine months of 2007. The increase of $1,508 was due primarily to continued growth in the Bank’s loan portfolio and the reduction in higher cost broker deposits until the last day of the quarter as described above, which was funded by primarily liquidating investments acquired in the First National purchase, cash held in federal funds sold, Federal Home Loan Bank advances and other borrowed money. Net interest income improvement was negatively impacted by a significant increase in other borrowings. Net interest income after the provision for loan losses for the third quarter of 2008 was $4,124 compared to $3,615 for the third quarter of 2007, an increase of $509.
Interest and fee income on loans for the first nine months of 2008 was $26,502, an increase of $3,040, or 13.0%, compared to $23,462 for the first nine months of 2007. The increase in interest income on loans is due to growth resulting in higher average balances, offset by a reduction in average yield on loans. The third quarter 2008 interest and fee income was $8,776 compared with $8,449 for the third quarter of 2007, an increase of $327, or 3.9%.
Interest income from securities and short-term funds increased to $2,669 in the first nine months of 2008, from $1,509 in the same period in 2007. The increase in interest income from securities was primarily due to the acquisition of First National in the fourth quarter of 2007. First National had $41,228 in its investment portfolio at year end 2007 which generated $1,016 of interest income for the first nine months of 2008.
Although net interest income increased, our net interest margin continued to experience compression for the first nine months of 2008, declining to 2.90% from 3.32% in 2007, a decrease of 42 basis points (“bps”). The Company’s compression in net interest margin was largely due to assets repricing quicker than liabilities in response to the Federal Reserve reduction in the federal funds rate and the corresponding reduction in the banking industry’s prime rate. Competitive pricing pressures prevented the Company from reducing rates paid on deposits as quickly or as significantly as rates charged on loans. The compression in net interest margin was also affected by lost interest income of $142 on non accrual loans. The yield on interest earning assets decreased 127 bps to 6.43% for the first nine months of 2008, compared to 7.70% in 2007. The cost of interest bearing liabilities has followed the same trend, decreasing to 3.85% for the first nine months of 2008, down from 4.89% for the same period in 2007. The decrease in net interest margin was primarily due to the timing difference in the repricing of loans and deposits. Over 42% of gross loans are tied to the Bank’s prime rate and reprice at least quarterly following rate changes, but the majority of the Bank’s time deposits are generally fixed on 6 to 12 month maturities. It will take approximately three months for deposit prices to catch up. Though net interest margin declined over the same period last year, some improvement was experienced during the third quarter as the effect of deposit repricing began to have an impact. Net interest margin increased 11 bps from 2.79% at June 30, 2008 to 2.90% at September 30, 2008. Management anticipates that the net interest margin will continue to gradually improve during the fourth quarter of 2008 as time deposits reprice and we realize the benefit of our reduced reliance on broker deposits and national market deposits that we experienced for much of the third quarter, although the Company’s broker deposits increased $15,164 on the last day of the quarter, the new deposits were obtained at rates lower than the average rate paid on broker deposits held at December 31, 2007. This should also contribute to

RESULTS OF OPERATIONS (continued)
improving our interest margin for the remainder of 2008 when compared to comparable periods in 2007.
Interest expense totaled $16,033 in the first nine months of 2008, compared to $14,213 in the same period of 2007, an increase of $1,820, or 12.8%. The increase is primarily due to growth in time deposits and other borrowings. Third quarter interest expense was $4,850 compared to $5,144 in the same period of 2007, a decrease of $294, or 5.7%. The decrease in interest expense during the third quarter was largely due to reduction of higher rate broker deposits and repricing of time deposits at lower rates. Interest expense on other time deposits was $7,902 in the first nine months of 2008, compared to $6,801 in the first nine months of 2007, an increase of $1,101. The increase of $1,101 was due to $2,621 in increased volume offset by a $1,520 decline in interest rates. Interest expense on time deposits over $100,000 was $4,820 in the first nine months of 2008, compared to $4,874 in the same period in 2007. The decrease of $54 was due to $1,250 in increased volume offset by $1,304 of decline in interest rates.
Provisions for Loan Losses
In the first nine months of 2008, the Bank recorded a provision for loan loss of $1,616, compared to $744 for the same period in 2007. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses in 2008 is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss, which management believes is representative of probable loan losses. Other factors considered by management include the composition of the loan portfolio, economic conditions, and the creditworthiness of the Bank’s borrowers and other qualitative factors. Based on our analysis the allowance for loan losses was 1.25% of total loans at September 30, 2008 compared to 1.26% at June 30, 2008 and 1.24% at December 31, 2007. Net charge-offs for the first nine months of 2008 were $809, compared to $116 in the first nine months of 2007. At September 30, 2008, the Bank had 49 loans totaling $2,970 in nonaccrual status, compared to 63 loans totaling $2,764 on December 31, 2007. The Bank considered $3,136 in loans impaired at September 30, 2008, compared to $3,945 on December 31, 2007. These increases largely reflect softening market conditions in residential construction and development loans, particularly loans to residential builders and developers.

	September 30,	December 31,
	2008	2007

Nonaccrual loans	$2,970	$2,764
Accruing loans 90 days or more past due	663	—
Restructured loans	—	—
Total nonperforming loans	3,613	2,764
Foreclosed assets held for sale	4,739	4,739
Loans classified as other real estate, still accruing interest	(431)	—

Total nonperforming assets	7,921	7,503

Nonperforming loans to total loans	0.65%	0.56%
Impaired loans to total loans	0.57%	0.80%
Ratio of allowance for loan losses to total loans	1.25%	1.24%

RESULTS OF OPERATIONS (continued)
The following table presents information regarding loans included as nonaccrual and the gross income that would have been recorded in the period if the loans had been current, and the amount of interest income on those that was not included in net interest income.

	September 30,	December 31,
	2008	2007

Nonaccrual interest	551	355
Lost interest	142	107
The Bank had four accruing loans more than 90 days delinquent on September 30, 2008. Management believes the allowance for loan losses at September 30, 2008 is adequate to absorb probable losses in the loan portfolio.
Noninterest Income
Total noninterest income for the first nine months of 2008 was $3,715, up from $2,617 for the same period in 2007. The increase in other noninterest income for the nine month period of 2008 when compared to the same period in 2007 was primarily the result of fees for investment services, service charges on deposits and gain on sale of securities. The Bank originates and sells long-term fixed rate mortgages and the related servicing. Mortgage loans originated and sold generated $875 in gains for the nine months ended September 30, 2008 as compared to $938 for the same period in 2007. Income from mortgage loans originated and sold was negatively impacted in the first nine months of 2008 compared to the same period in 2007 by declining home sales and uncertainty in the market. Investment service income for the first nine months of 2008 was $395, up from $160 for the same period in 2007. The increase in investment service income was due to increasing staff and expanding investment services into Hickman County. Service charge income in the first nine months of 2008 increased $463 over the same period in 2007. The increase in service charge income was due to acquiring First National in the fourth quarter of 2007. The Bank also sold certain securities acquired through the purchase of First National in 2008 with gains of $258. Management expects noninterest income will continue to grow through the fourth quarter of 2008; however, the continued economic difficulties related to the housing market in our market areas may negatively impact this growth as income from mortgage loans originated and sold may continue to decline when compared to comparable periods in 2007.
Total noninterest income for the third quarter of 2008 was $1,046, up from $930 for the same period in 2007. The increase in other noninterest income for the three month period was primarily the result of fees for investment services and service charges on deposits. Investment service income for the three month period of 2008 was $77, up from $46 for the same period in 2007. Service charge income for third quarter 2008 increased $167 over the same period in 2007 to $568. Increases in other nontinterest income for the nine and three month periods ended September 30, 2008 were primarily due to gains on sale of other real estate and increases in other customer fees.

RESULTS OF OPERATIONS (continued)
The table below shows noninterest income for the nine and three months ended September 30, 2008 and 2007.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Service charge on deposit accounts	$1,620	$1,157	$568	$401
Mortgage banking activities	875	938	154	358
Gain on sale of securities	258	—	—	—
Other:
Investment service income	395	160	77	46
Other equity investment income	48	114	15	37
BOLI income	151	112	75	45
Other customer fees	94	46	35	16
Gain on sale of other real estate	99	—	59	—
ATM income	104	73	37	26
Other	71	17	26	1

Total noninterest income	$3,715	$2,617	$1,046	$930

Noninterest Expense
Noninterest expenses for the first nine months of 2008 increased 45.2% to $14,239, compared with $9,808 for the same period of 2007. During 2007 and the first nine months of 2008, noninterest expenses have increased as the Bank has grown. The growth in noninterest expenses in the nine and three month periods ended September 30, 2008 when compared to comparable periods in 2007 is attributable primarily to increased salaries and other operating expenses associated with growth of the Bank including expanding into Williamson and Rutherford Counties and into Hickman County through our acquisition of First National and increased write downs and maintenance expenses on other real estate. Salaries and employee benefits totaled $6,827 in the first nine months of 2008, compared to $5,075 in the same period in 2007, an increase of $1,752, or 34.5%. The Company’s staff increased from 108 full time equivalent employees for the first nine months of 2007 to 154 in 2008, an increase of 46 employees. The Company increased staff by 38 employees through the acquisition of First National in the fourth quarter of 2007. Also included in salary and employee benefits expense for the first nine months of 2008 is $174 of compensation expense related to stock options and restricted stock awards. Occupancy expense and furniture and equipment expense totaled $1,065 and $740, respectively, for the nine month period ended September 30, 2008. The increase of $463 and $241 are primarily due to the acquisition of First National and opening of the new downtown branch in Columbia, Tennessee. Other operating expenses include data processing, advertising, occupancy and other operational expenses. Data processing expense for the first nine months of 2008 increased $229, or 39.5% to $809, compared to $580 in the same period 2007. The increase in data processing is primarily attributed to the acquisition of First National in the fourth

RESULTS OF OPERATIONS (continued)
quarter 2007 and fees incurred in the conversion of our data processing provider. Management expects monthly data processing expense to decline the last three months of 2008 as compared to the first nine months of 2008 due to the Company converting to one data processing center in the second quarter of 2008. Regulatory and compliance expense for the nine months ended September 30, 2008 increased $159, to $311, compared to $152 in the same period in 2007. The increase in regulatory and compliance expense was due to the First National acquisition and changes in FDIC assessments. The increase in other noninterest expense for the nine and three month periods ended September 30, 2008 is primarily due to miscellaneous charge-offs, which primarily consist of losses on bad checks, and miscellaneous taxes and fees. Management expects noninterest expenses to continue to increase moderately during the remainder of 2008 in conjunction with the growth of the Bank, but believes that noninterest expense should decline as a percentage of average assets as the Bank continues to experience operating efficiencies related to the integration of First National operations.
The table below shows noninterest expense for the nine and three months ended September 30, 2008 and 2007.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Salaries and employee benefits	$6,827	$5,075	$2,213	$1,776
Occupancy	1,065	602	378	221
Furniture and equipment	740	499	250	175
Data processing fees	809	580	208	201
Advertising and public relations	580	502	219	198
Other:
Other real estate expense	181	45	140	36
Loan expense	103	110	18	34
Legal	61	54	18	17
Audit and accounting fees	307	240	103	80
Postage and freight	283	225	86	87
Operational expense	659	556	219	229
ATM expense	369	244	122	86
Amortization of intangible assets	352	—	136	—
Director expense	162	135	57	40
Regulatory and compliance	311	152	82	89
Holding losses on loans held for sale	93	—	93	—
Other insurance expense	155	106	54	34
Printing	112	20	23	7
Other employee expenses	196	165	70	63
Dues & Memberships	79	57	19	16
Miscellaneous chargeoffs	121	73	65	25
Miscellaneous taxes and fees	175	30	53	(5)
Other	499	338	147	77

Total noninterest expense	$14,239	$9,808	$4,773	$3,486

RESULTS OF OPERATIONS (continued)
Income Taxes
The effective tax rate for the first nine months of 2008 was 7.2%, compared to 28.0% during the same period in 2007. The effective tax rate for the third quarter 2008 was 5.8% compared to 29.8% during the same period 2007. The change in the effective tax rate for the first nine months in 2008 and the third quarter 2008, as compared to the same periods in 2007, was largely due to a reduction in taxable income as a percentage of total income. As a result, tax exempt income was a greater percentage of total income which lowered the Company’s effective tax rate compared to the same periods for 2007. Other causes of the lower effective tax rate were increased federal tax credits and state tax benefits as a percentage of pretax income.
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
The primary uses of cash are lending to the Company’s borrowers and investing in securities and short-term interest-earning assets. During the first nine months of 2008, loan demand was funded by liquidating securities and funding with short term borrowings. The Bank currently anticipates using growth in local deposits as well as short and long-term borrowings to fund future loan growth. A significant portion of the Bank’s deposits consist of time deposits over $100,000 and brokered and other national market deposits. If the Bank is unable to retain these deposits as they mature or attract new deposits locally, it may be required to seek more expensive forms of deposits or other funds that could reduce our net interest margin or result in liquidity constraints. Other potential sources of liquidity include additional Federal Home Loan Bank advances and purchase of additional broker deposits.

LIQUIDITY AND CAPITAL RESOURCES (continued)
At September 30, 2008 and December 31, 2007, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2008
Total Capital to risk weighted assets
Bank	$60,195	10.17%	$47,362	8.00%	$59,202	10.00%
Consolidated	60,281	10.16%	46,833	8.00%	N/A	N/A

Tier 1 to risk weighted assets
Bank	$53,302	9.00%	$23,681	4.00%	$35,521	6.00%
Consolidated	35,402	5.96%	23,417	4.00%	N/A	N/A

Tier 1 to average assets
Bank	$53,302	8.15%	$26,153	4.00%	$32,691	5.00%
Consolidated	35,402	4.94%	25,568	4.00%	N/A	N/A

December 31, 2007
Total Capital to risk weighted assets
Bank	$48,800	10.07%	$38,750	8.00%	$48,438	10.00%
First National Bank of Centerville	8,652	17.61%	3,930	8.00%	4,912	10.00%
Consolidated	58,676	10.97%	42,773	8.00%	N/A	N/A

Tier 1 to risk weighted assets
Bank	$43,313	8.96%	$19,375	4.00%	$29,063	6.00%
First National Bank of Centerville	8,037	16.36%	1,965	4.00%	2,947	6.00%
Consolidated	42,064	7.87%	21,387	4.00%	N/A	N/A

Tier 1 to average assets
Bank	$43,413	8.35%	$20,792	4.00%	$25,990	5.00%
First National Bank of Centerville	8,037	8.27%	3,889	4.00%	4,861	5.00%
Consolidated	42,064	6.76%	24,889	4.00%	N/A	N/A
Total shareholders’ equity decreased $333, to $36,840 at September 30, 2008, from $37,173 at December 31, 2007. The factors that changed shareholders’ equity the first nine months of 2008 were net income of $926, issuance of 22,600 of shares of common stock under the stock option plan for $152, and $174 in stock based compensation. Offsetting the increases in shareholders’ equity was a cash dividend of $320 and a decrease in the fair value of available-for-sale securities, net of tax, of $1,265.
On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of total Risk-Weighted Assets, with a maximum investment equal to the lesser of 3 percent of total Risk-Weighted Assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth

LIQUIDITY AND CAPITAL RESOURCES (continued)
anniversary of the Treasury investment, and a dividend rate of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Company is still evaluating whether or not to participate in this program. Participation in the program is not automatic and subject to approval by the Treasury. Management believes that participation in the program will strengthen our liquidity and capital positions, which will help the Company not only weather the current economic downturn, but also make additional funds available to borrowers in our market.
If the Company decides to participate in the CPP, the Company’s shareholders will need to approve an amendment of the Company’s charter to authorize a class of blank check preferred stock as the company does not currently have preferred stock authorized in its charter. If the Company submits such a proposal to its shareholders and the shareholders approve the amendment, the shares of preferred stock may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by the Company’s Board of Directors.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management uses a gap simulation model that takes cash flows into consideration. These include mortgage backed securities, loan prepayments, and expected calls and maturities on securities. Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing the Bank’s pricing history on these categories relative to interest rates. Using the interest rate history from our asset liability management software database spanning up to 20 quarters of data, we derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis, the model considers deposit rate movements to determine what percentage of interest bearing deposits is actually repriceable within a year. Our cumulative one-year gap position at September 30, 2008 was 0.05% of total assets. Our policy states that our one-year cumulative gap should not exceed 20% of total assets.
As of September 30, 2008, approximately $418,925 of $634,950 in interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $388,972, or 69.9%, of total loans, including loans held for sale, at September 30, 2008. The Bank has approximately $386,044 in time deposits maturing or repricing within one year.
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
To truly evaluate the impact of rate change on income, we believe the rate shock simulation of interest income is the best technique because variables are changed for the various rate conditions. The interest income change in each category of earning assets and liabilities is calculated as rates ramp up and down. In addition, the prepayment speeds and repricing speeds are changed. Rate shock is a method for stress testing the net interest margin over the next four quarters under several

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
rate change levels. These levels span four 100 basis point increments up and down from the current interest rate. Our policy guideline is that the maximum percentage change in net interest income cannot exceed plus or minus 10% on a 100 basis point interest rate change and cannot exceed plus or minus 15% on a 200 basis point interest rate change.
The following illustrates the effects on net interest income of shifts in market interest rates from the rate shock simulation model:

September 30, 2008
Basis Point Change	+200 bp	+100bp	-100bp	-200bp
Increase (decrease in net interest income)	8.01%	4.05%	(4.37%)	(9.31%)
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

September 30, 2008
Basis Point Change	+200 bp	+100bp	-100bp	-200bp
Increase (decrease in equity at risk)	(4.80%)	(2.20%)	0.40%	(1.90%)
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
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1 – LEGAL PROCEEDINGS
      Not applicable.
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.
The Company may participate in the United States Treasury’s Capital Repurchase Program. The Company is considering whether to participate in the United States Treasury’s Capital Purchase Program, but the Company can give no assurance that it will ultimately request to participate in the program or, if it does request to participate, that it will be selected by the United States Treasury for participation. If the Company ultimately decides to participate and is selected for participation, the Company believes that it would sell preferred shares to the United States Treasury. The minimum amount of preferred stock sold would be approximately $6 million and the maximum amount would be approximately $18 million, based on the Company’s risk-weighted assets as of September 30, 2008. The preferred shares issued to the United States Treasury would be senior to the Company’s common shares and the holders of the preferred shares would have certain rights and preferences above those of the holders of the Company’s common shares. In addition, the Company may be required to issue warrants to purchase shares of the Company’s common stock to the United States Treasury equal to 15% of the value of the preferred shares issued. The common shares issued upon exercise of these warrants would dilute the ownership interest of the Company’s existing common stock shareholders. Finally, in order to participate in the program, the Company’s shareholders may need to approve an amendment to the Company’s charter to authorize preferred stock. The Company can give no assurance that its shareholders will approve such an amendment if submitted for approval. The United States Treasury has not yet confirmed whether the terms of the capital purchase program announced on October 14, 2008 and applicable to publicly traded banks and bank holding companies will apply to companies, like the Company, whose securities are not listed on a national securities exchange. As such, the Company can give no assurance that the terms of the program applicable to it will not be materially different than as describe above.
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

Community First, Inc.
(Registrant)

November 10, 2008	/s/ Marc R. Lively

(Date)	Marc R. Lively,
President and Chief Executive Officer

November 10, 2008	/s/ Dianne Scroggins

(Date)	Dianne Scroggins,
Chief Financial Officer