Form 10-K
period 2008-12-31
COMMUNITY FIRST INC
filed 2009-03-16
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on June 30, 2008 was approximately $80,640,917. There were 3,211,019 of Common Stock outstanding on March 16, 2009.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive Proxy Statement for its 2009 Annual Meeting of Shareholders, currently scheduled to be held on April 21, 2009, are incorporated by reference into Part III of this Annual Report on Form 10-K.

COMMUNITY FIRST, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2008

i

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
Certain of the statements made herein, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors”, in this document and the following:
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
Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “the Company” or “Community First” as used herein refer to Community First, Inc. and its subsidiaries, including Community First Bank & Trust, which we sometimes refer to as “the Bank” or “our Bank”.
(Dollar amounts in thousands, except per share data)
General
Community First is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and became so upon the acquisition of all the voting shares of the Bank on August 30, 2002. An application for the bank holding company was approved by the Federal Reserve Bank of Atlanta (the “FRB”) on August 6, 2002. The Company was incorporated under the laws of the State of Tennessee as a Tennessee corporation on April 9, 2002.
The Bank commenced business on May 18, 1999 as a Tennessee-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation’s (the “FDIC”) Bank Insurance Fund (the “BIF”). The Bank is primarily regulated by the Tennessee Department of Financial Institutions (the “Department”) and the FDIC. The Bank’s sole subsidiary is Community First Title, Inc., a Tennessee chartered and regulated title insurance company. CFBT Investments, Inc., a Nevada corporation, is a wholly-owned subsidiary of Community First Title, Inc., and is the parent of Community First Properties, Inc., a Maryland corporation, which was established as a real estate investment trust pursuant to Internal Revenue Service regulations. The Bank’s principal business is to accept demand and saving deposits from the general public and to make residential mortgage, commercial, and consumer loans.
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
The Company conducts banking activities from the main office and three branch offices in Columbia, Tennessee, one branch office in Mount Pleasant, Tennessee, one branch office in Franklin, Tennessee, one branch office in Murfreesboro, Tennessee, one branch office in Centerville, Tennessee, one branch office in Lyles, Tennessee and one branch office in Thompson’s Station, Tennessee. The Company also operates eleven automated teller machines in Maury County, four automated teller machines in Williamson County, Tennessee, one automated teller machine in Rutherford County, Tennessee and two automated teller machines in Hickman County, Tennessee.
The Company’s assets consist primarily of its investment in the Bank. Its primary activities are conducted through the Bank. At December 31, 2008, the Company’s consolidated total assets were $715,326, its consolidated net loans, including loans held for sale, were $567,239, its total deposits were $599,318, and its total shareholders’ equity was $36,035. At December 31, 2007, consolidated total assets were $636,062, its consolidated net loans, including loans held for sale, were $490,232, its total deposits were $559,303, and its total shareholders’ equity was $37,173. At December 31, 2006, consolidated total assets were $421,393, consolidated net loans, including loans held for sale, were $348,695, total deposits were $366,766, and total shareholders’ equity was $30,657.
Loans
We make secured loans and unsecured loans to individuals, partnerships, corporations, and other business entities within the Middle Tennessee area. Our loan portfolio consists of commercial, financial and agricultural loans, residential and commercial mortgage loans, and consumer loans. Our legal lending limits under applicable regulations (based upon the legal lending limits of 25% of capital and surplus) are currently $15,326.
Commercial loans are made primarily to small and medium-sized businesses. These loans are secured and unsecured and are made available for general operating inventory and accounts receivables as well as for real estate construction and development as well as any other purposes considered appropriate. We will generally look to a borrower’s business operations as the principal source of repayment, but will also receive, when appropriate, a security interest in personal property and/or personal guarantees. In addition, the majority of commercial loans that are not mortgage loans are secured by a lien on equipment, inventory, and/or other assets of the commercial borrower, or in the case of real estate construction and development loans, the underlying real estate property.
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
Lending Policies of the Company
While the ultimate authority to approve loans rests with the Board of Directors (the “Directors”) of the Company, lending authority is delegated by the Directors to the loan officers and Loan Committee. Loan officers, each of whom is limited as to the amount of secured and unsecured loans that he or she can make to a single borrower or related group of borrowers, report to the Senior Lending Officer, Charles Isaacs. Marc Lively, President and Chief Executive Officer, chairs the Loan Committee. The Chief Credit Officer, Carl Campbell, serves as Vice Chairman of the Loan Committee. Lending limits of individual officers are documented in the Company’s Loan Policy and Procedures and are approved by the Directors. Loan officers discuss with the Senior Lending Officer or Chief Credit Officer any loan request that exceeds their individual lending limit. The loan must have the approval from the Senior Lending Officer, Chief Credit Officer or the Loan Committee as required by Loan Policy and Procedures. The President and Chief Executive Officer, Marc R. Lively, and the Chief Credit Officer, Carl Campbell, have lending authority on secured and unsecured loans up to $500,000. The Senior Lending Officer, Charles Isaacs and the Chief Retail Officer, Louis Holloway have lending authority on secured and unsecured loans up to $500,000.
Our policies provide written guidelines for lending activities and are reviewed at least annually by the Directors. The Directors recognize that, from time to time, it is in the best interests of the Company to deviate from the established, written credit policy and have established guidelines for granting exceptions to the policy. Situations in which such exceptions might be granted include the waiving of requirements for independent audited financial statements when a comfort level with respect to the financial statements of the borrower can be otherwise obtained and when it is deemed desirable to meet the terms offered by a competitor.
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
Class 5: Other Loans Especially Mentioned (OLEM). Loans in this category have potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deteriorating prospects for the asset or in the Bank’s credit position at some future date. OLEMs are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification. We do not use an OLEM classification as a compromise between a loan rated 4 or higher and “substandard”.

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
Asset/Liability Management
A committee composed of certain officers and directors of the Company is responsible for managing the assets and liabilities. The chairperson of the committee is the Chief Financial Officer, Dianne Scroggins. The committee attempts to manage asset growth, liquidity and capital in order to maximize income and reduce interest rate risk. The committee directs our overall acquisition and allocation of funds. The committee reviews and discusses our assets and liability funds budget in relation to the actual flow of funds. The committee also reviews and discusses peer group comparisons; the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities; the ratio of allowance for loan losses to outstanding and nonperforming loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specific categories, regulatory changes, monetary policy adjustments, and the overall state of the local and national economies.
Investment Policy
Our investment portfolio policy is designed to provide guidelines by which the funds not otherwise needed to meet loan demand of our market area can best be invested to meet fluctuations in the loan demand and deposit structure. The Chief Financial Officer, Dianne Scroggins, also serves as Investment Officer. We seek to balance the market and credit risk against the potential investment return, make investments compatible with the pledging requirements of our deposits of public funds, maintain compliance with regulatory investment requirements, and assist the various local public entities with their financing needs. Our investment policy is reviewed annually by the Investment Committee, chaired by Director Randy Maxwell, and by the Directors.

Customers
In the opinion of management, there is no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on our business. As of December 31, 2008, we had a total of 215 ending relationships that represent exposure to us of at least $500,000. We believe that the loss of one of these relationships or an affiliated group of relationships, while significant, would not materially impact the performance of the Company.
Competition and Seasonality
The banking business is highly competitive. Our primary market area consists of Maury, Williamson, Hickman, and Rutherford Counties in Tennessee. We compete with numerous commercial banks and savings institutions with offices in these market areas. In addition to these competitors, we compete for loans with insurance companies, regulated small loan companies, credit unions, and certain government agencies. We also compete with numerous companies and financial institutions engaged in similar lines of business, such as mortgage banking companies, brokerage companies, investment banking firms and lending companies. These competitors have up to $901 million in deposits in the Maury County market area, up to $5.03 billion in deposits in the Williamson County market area, up to $2.79 billion in the Rutherford County market area and up to $110 million in the Hickman County market area, as reported by the FDIC as of June 30, 2008. At December 31, 2008, the Bank had deposits of approximately $550 million. The Company does not experience significant seasonal trends in its operations.
Employees
As of December 31, 2008, the Company had 153 full-time equivalent employees and 160 total employees. The Company plans to continue to hire additional employees to meet growth demands. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement, and the Company believes that its employee relations are in good standing.
Participation in the United States Department of the Treasury’s Capital Purchase Program
On February 27, 2009, as part of the Capital Purchase Program (the “CPP”) established by the U.S. Department of the Treasury (the “U.S. Treasury”) under the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (the “ARRA”) (the “EESA”), the Company issued and sold to the U.S. Treasury (i) 17,806 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a ten-year warrant to purchase 890.00890 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Stock”), at an initial exercise price of $0.01 per share (the “Warrant”), for an aggregate purchase price of $17,806,000 in cash. On February 27, 2009, the U.S. Treasury exercised the Warrant to purchase 890 shares (after net settlement without cash payment) of Series B Preferred Stock.
The Preferred Stock will qualify as Tier 1 capital and will pay cumulative dividends (i) with respect to the Series A Preferred Stock, at a rate of 5% per annum for the first five years following issuance and 9% per annum thereafter, and (ii) with respect to the Series B Preferred Stock, at a rate of 9% per annum. Dividends are payable on the Preferred Stock quarterly and are payable on February 15, May 15, August 15 and November 15 of each year. If the Company fails to pay a total of six dividend payments on either the Series A Preferred Stock or the Series B Preferred Stock, whether or not consecutive, holders of the series of Preferred Stock on which such dividends have not been paid shall be entitled, voting together with the other series of Preferred Stock and any other series of voting parity stock, to elect two directors to the Company’s Board of

Directors until the Company has paid all such dividends that it had failed to pay.
The Series A Preferred Stock has no maturity date and ranks senior to the Company’s common stock, no par value per share (the “Common Stock”), with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Series B Preferred Stock has no maturity date and ranks senior to the Common Stock, and pari passu with the Series A Preferred Stock, with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. The Preferred Stock is generally non-voting.
Under the ARRA, the Preferred Stock may be redeemed by the Company at any time. Any redemption of the Preferred Stock is subject to consultation by the U.S. Treasury with the FRS. No shares of Series B Preferred Stock may be redeemed prior to the Company’s redemption, repurchase or other acquisition of all outstanding shares of Series A Preferred Stock.
Supervision and Regulation
General
As a registered bank holding company and Tennessee-chartered, federally insured commercial bank, the Company and the Bank are subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is regularly examined by the FDIC and the Department and files periodic reports concerning its activities and financial condition with its regulators. The Bank’s relationships with depositors and borrowers are also regulated to a great extent by both federal law and the laws of the State of Tennessee, especially in such matters as the ownership of accounts and the form and content of mortgage documents.
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
A bank holding company is required to file, with the Federal Reserve Bank of Atlanta (the “FRB”), annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the FRB and is required to obtain FRB approval prior to acquiring, directly or indirectly, ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting stock of such bank unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or a bank holding company, and must engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company, the activities of which the FRS has determined to be so closely related to banking or management or controlling banks as to be properly incident thereto.
A bank holding company and its subsidiaries are also prohibited from engaging in certain tying arrangements in connection with the extension of credit or provision of any property or service. Thus, an affiliate of a bank holding company may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer must obtain or provide some additional credit, property, or services from or to the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. The FRS has adopted significant amendments to its anti-tying rules that: (1) removed FRS-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) allow banks greater flexibility to package products with their affiliates; and (3) establish a safe harbor from the tying restrictions for certain foreign transactions. These amendments were designed to enhance competition in banking and non-banking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers.
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
Securities Registration and Reporting
The Common Stock of the Company is registered as a class with the SEC under the Exchange Act and thus is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of the Act. In addition, the securities issued by the Company are subject to the registration requirements of the Securities Act and applicable state securities laws unless exemptions are available. The periodic reports, proxy statements, and other information filed by the Company with the SEC are available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer with the SEC and the Company’s filings may be obtained free of charge at the SEC website (http://www.sec.gov). The Company also makes available on its website (http://www.cfbk.com), free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after the Company files such material with, or furnishes such material to, the SEC.
Participation in the Capital Purchase Program of the Troubled Asset Relief Program
As a result of the Company’s participation in the CPP, the Company is required to comply with certain limits and restrictions concerning executive compensation throughout the time that the U.S. Treasury holds any equity or debt securities acquired from the Company pursuant to the CPP, including a requirement that any bonus or incentive compensation paid to the Company’s executive officers during the period that the U.S. Treasury holds any equity or debt securities issued by the Company in the CPP be subject to “clawback” or recovery if the payment was based on materially inaccurate financial statements or other materially inaccurate performance metrics and a prohibition on making any “golden parachute” payment (as defined in Section 111 of the EESA, as amended by the ARRA as well as all rules, regulations, guidance or other requirements issued thereunder) during that same period to any senior executive officer. The prohibition on “golden parachute” payments has been expanded under the ARRA to prohibit any payment to a senior executive officer for departure from a company for any reason, except for payments for services performed or benefits accrued, although the U.S. Treasury has yet to issue regulations regarding this expansion of the prohibition on making “golden parachute” payments.
As of March 16, 2009, it is unclear how these executive compensation standards imposed under ARRA will relate to the similar standards announced by the U.S. Treasury in its guidelines on February 4, 2009, or whether the standards will be considered effective immediately or only after implementing regulations are issued by the U.S. Treasury. The new standards applicable to the Company include (but are not limited to) (i) prohibitions on bonuses, retention awards and other incentive compensation to the Company’s chief executive officer, other than restricted stock grants which do not fully vest during the period that the U.S. Treasury owns any debt or equity securities of the Company and which do not exceed one-third of the chief executive officer’s total annual compensation, (ii) prohibitions on any payments to senior executives (other than payments for services performed or benefits accrued) for departure for any reason from the Company, (iii) an expanded clawback of bonuses, retention awards, and incentive compensation if payment is based on materially inaccurate statements of earnings, revenues, gains or other criteria, (iv) prohibition on compensation plans that encourage manipulation of reported earnings, (v) retroactive review of bonuses, retention awards and other compensation previously provided by the Company if found by the U.S. Treasury to be inconsistent with the purposes of TARP or otherwise contrary to public interest, (vi) required establishment of a company-wide policy regarding “excessive or luxury expenditures,” and (vii) inclusion in the Company’s proxy statements for annual shareholder meetings of a nonbinding “say on pay” shareholder vote on the compensation of the Company’s executives. The Company is reviewing these legislative and regulatory matters to determine what impact they will have on the Company’s executive compensation program for 2009 and beyond.
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
Dividends
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
In addition to the limitations on the Company’s ability to pay dividends under Tennessee law, the Company’s ability to pay dividends on its Common Stock is also limited by the Company’s participation in the CPP and by certain statutory or regulatory limitations.
Prior to February 27, 2012, unless the Company has redeemed the Senior Preferred and Warrant Preferred shares sold to the U.S. Treasury in connection with the CPP, or the U.S. Treasury has transferred the Senior Preferred and Warrant Preferred shares to a third party, the consent of the U.S. Treasury will be required for the Company to (1) declare or pay any dividend or make any distribution on the Common Stock (other than regular quarterly cash dividends of not more than $0.10 per share of Common Stock) or (2) redeem, purchase or acquire any shares of Common Stock or other equity or capital securities, including trust preferred securities, other than in connection with benefit plans consistent with past practice, and certain other limited circumstances
From February 28, 2012 until February 27, 2019, unless the U.S. Treasury has transferred the Senior Preferred and Warrant Preferred shares to third parties or the Senior Preferred and Warrant Preferred shares have been redeemed in total, the Company may increase the dividends paid to holders of the Common Stock by up to 3% in the aggregate per year over the amount paid in the prior year without the U.S. Treasury’s consent; provided that no increase in common dividends may be made as a result of any dividend paid in common shares, any stock split or any similar transactions. From February 28, 2019 until the Senior Preferred and Warrant Preferred shares held by the U.S. Treasury have been redeemed in whole or the U.S. Treasury has transferred all of the Senior Preferred and Warrant Preferred shares to third parties, the Company may not declare or pay any dividend or make any distribution on any capital stock or other equity securities of the Company other than regular dividends on shares of Senior Preferred and Warrant Preferred shares in accordance with the terms thereof and which are permitted by the terms of the Senior Preferred and Warrant Preferred shares, or dividends or distributions by any wholly-owned subsidiary of the Company. Further, during such period the Company may not redeem, purchase or acquire any shares of Common Stock or other capital stock or other equity securities of any kind of the Company, including any trust preferred securities, other than the Senior Preferred and Warrant Preferred shares.
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
EESA provides for a temporary increase in the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This legislation provides that the basic deposit insurance limit will return to $100,000 on December 31, 2009. In addition, on October 14, 2008, the FDIC instituted a Temporary Liquidity Guarantee Program that provided for FDIC guarantees of unsecured debt of depository institutions and certain holding companies and for temporary unlimited FDIC coverage of non-interest bearing deposit transaction accounts. Institutions were automatically covered, without cost, under these programs for 30 days (later extended until December 5, 2008); however, after the specified deadline (December 5, 2008), institutions were required to opt-out of these programs if they did not wish to participate and incur fees thereunder. The Company has elected to participate in the transaction account guarantee program, which expires on December 31, 2009, and the temporary debt guarantee program. Under the transaction account guarantee program, an institution can provide full coverage on non-interest bearing transaction accounts for an annual assessment of 10 basis points of any deposit amounts exceeding the $250,000 deposit insurance limit, in addition to the normal risk-based assessment. Under the terms of the temporary debt guarantee program, the Company is eligible to issue prior to June 30, 2009 up to $12,544 of senior unsecured debt guaranteed by the FDIC until the earlier of the maturity of such debt or June 30, 2012. Such guaranteed debt would be subject to an annual assessment amount ranging from 50 to 100 basis points depending on its maturity date.
At December 31, 2008, the Bank’s deposit base for purposes of FDIC premiums was $553,029 and its deposit base under the transaction account guarantee program under the Temporary Liquidity Guarantee Program was $1,691. The Bank paid FDIC insurance premiums of $311 in 2008.
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
The regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. Specifically, Section 38 of the FDIA and the implementing regulations provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized.
FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the FRS. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.
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
As of December 31, 2008, under the regulations promulgated under FDICIA, each of the Bank and First National would have been deemed to be a “well-capitalized” institution if solely viewed on the basis of capital ratios.
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
Capital Requirements—The FDIC’s minimum capital standards applicable to FDIC-regulated banks and savings banks require the most highly-rated institutions to meet a “Tier 1” leverage capital ratio of at least 3.0% of total assets. Tier 1 (or “core capital”) consists of common stockholders’ equity, noncumulative perpetual preferred stock, and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 100-200 basis points above the 3% minimum. The FDIC capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not highly rated or are anticipating or experiencing significant growth. The preferred stock that the Company sold to the U.S. Treasury in connection with the CPP qualifies as Tier 1 Capital. Tier 2 capital is an amount equal to the sum of (i) the allowance for possible loan losses in an amount up to 1.25% of risk-weighted assets; (ii) cumulative perpetual preferred stock with an original maturity of 20 years or more and related surplus; (iii) hybrid capital instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) in an amount up to 50% of Tier I capital, eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus. The inclusion of the foregoing elements of Tier 2 capital is subject to certain requirements and limitations of the FDIC.
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
FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components of mandatory convertible securities, term subordinated debt, intermediate-term preferred stock and allowance for possible loan losses. Allowance for possible loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital. The FDIC includes in its evaluation of a bank’s capital adequacy an assessment of risk-based capital focusing principally on broad categories of credit risk. No measurement framework for assessing the level of a bank’s interest rate risk exposure has been codified, but effective board and senior management oversight of the banks tolerance for interest rate risk is required.

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
The Company believes that, under the current regulations, it has sufficient capital to meet its minimum capital requirements. However, events beyond the control of the Bank, such as a downturn in the economy in areas where the Company has most of its loans, could adversely affect future earnings and, consequently, the ability of the Company to meet its capital requirements.
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

Loans-to-One-Borrower—The aggregate amount of loans that we are permitted to make under applicable regulations to any one borrower, including related entities, is the greater of 25% of unimpaired capital and surplus or $500,000. Based on the Bank’s capitalization of $53,564 at December 31, 2008, our loans-to-one borrower limit is approximately $13,391. Our house limit on loans-to-one borrower is equal to the loan to one borrower limit.
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
Gramm-Leach Bliley Act—The Gramm-Leach-Bliley Act of 1999 (the “Act”) represented a pivotal point in the history of financial services regulation in the United States. The Act removes large parts of a regulatory structure that had its roots in the 1930’s and creates new opportunities for banks, other depository institutions, insurance companies and securities firms to enter into combinations. The Act also provides new flexibility to design financial products and services that better serve the banking consumer. The Act, among other provisions, (i) substantially eliminates the prohibition under the BHC Act which existed previously on affiliations between banks and insurance companies; (ii) repeals Section 20 of the Glass-Steagall Act which prohibited banks from affiliating with securities firms; (iii) sets forth procedures for such affiliations; (iv) provides for the formation of financial holding companies; and (v) eliminates the blanket exclusion of banks from the definitions of the terms “broker” and “dealer” under the Exchange Act, while permitting banks to continue to conduct certain limited brokerage and dealer activities without registration under the Exchange Act as a broker-dealer.
In addition to expanding the activities in which banks and bank holding companies may engage, the Act also imposed new requirements on financial institutions with respect to customer privacy. The Act generally prohibits disclosure of customer information to non-affiliated third parties unless the customer has been given the opportunity to object and has not objected to such disclosure. Financial institutions are further required to disclose their privacy policies to customers annually. Financial institutions, however, will be required to comply with state law if it is more protective of customer privacy than the Act.

The USA Patriot Act of 2001—The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) was enacted in October 2001. The USA Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence community’s ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions of all kinds is significant and wide ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (i) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (ii) standards for verifying customer identification at account opening; (iii) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iv) reports by non-financial trades and businesses filed with the Treasury Department’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (v) filing of suspicious activities reports involving securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.
Proposed Legislation and Regulatory Action — New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which the Company may be affected by any new regulation or statute. With the recent enactments of EESA and ARRA, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.
Effect of Governmental Monetary Policies — The Company’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through the Federal Reserve’s statutory power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve, through its monetary and fiscal policies, affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. The Company cannot predict the nature or impact of future changes in monetary and fiscal policies.
Change in Control Restrictions
Statutory Provisions
The Change in Bank Control Act requires the written consent of the FDIC be obtained prior to any person or company acquiring “control” of a state-chartered bank. Tennessee law also requires the prior written consent of the Department to acquire control of a Tennessee-chartered bank. Upon acquiring control, a company will be deemed to be a bank holding company and must register with the FRB. Conclusive control is presumed to exist if, among other things, an individual or company acquires more than 25% of any class of voting stock of the Bank. Rebuttable control is presumed to exist if, among other things, a person acquires more than 10% of any class of voting stock and the issuer’s securities are registered under Section 12 of the Exchange Act (the Common Stock is not expected to be so registered) or the person would be the single largest stockholder. Restrictions applicable to the operations of a bank holding company and conditions that may be imposed by the FRB in connection with its approval of a company to become a bank holding company may deter companies from seeking to obtain control of the Bank.

Other
While not directly restricting efforts to acquire control of the Company, certain other characteristics of our organization may discourage attempts to acquire control of the Company. The Company’s Charter provides that approximately one-third of its Directors are elected each year (see “Management — Classification of Directors”), thereby making it more difficult for a potential acquirer of control of the Company to replace the members of the Board of Directors than it would be if directors were elected at more frequent intervals or if a greater percentage of directors were elected at any one time.
As a result of all of the foregoing restrictions on acquisitions, the Company is a less attractive target for a “takeover” attempt than other less-highly regulated companies generally. Accordingly, these restrictions might deter offers to purchase the Company which shareholders may consider to be in their best interests, and may make it more difficult to remove incumbent management.
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
Capital Adequacy
See “Supervision and Regulation — Capital Requirements” for a discussion of bank regulatory agencies’ capital adequacy requirements.

ITEM 1A.	RISK FACTORS
Recent negative developments in the financial services industry and U.S. and global credit markets may adversely impact our operations and results.
Negative developments in the latter half of 2007 and throughout 2008 in the capital markets have resulted in uncertainty in the financial markets in general with the expectation of the general economic downturn continuing into 2009. Loan portfolio performances have deteriorated at many institutions resulting from, amongst other factors, a weak economy and a decline in the value of the collateral supporting their loans. The competition for our deposits has increased significantly due to liquidity concerns at many of these same institutions. Stock prices of bank holding companies, like ours, have been negatively affected by the current condition of the financial markets, as has our ability, if needed, to raise capital or borrow in the debt markets compared to recent years. As a result, there is a potential for new federal or state laws and regulations regarding lending and funding practices and liquidity standards, and financial institution regulatory agencies are expected to be very aggressive in responding to concerns and trends identified in examinations, including the expected issuance of many formal enforcement actions. Negative developments in the financial services industry and the impact of new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.
Our continued growth or significant deterioration in our asset quality metrics may require the need for additional capital and further regulatory approvals which, if not obtained, could adversely impact our profitability and implementation of our current business plan.
To continue to grow, we will need to provide sufficient capital to the Bank through earnings generation, additional equity or trust preferred offerings, if the market for these types of offerings develops again, or borrowed funds or any combination of these sources of funds. We may also require additional capital if we experience significant deterioration in asset quality. For certain amounts or types of indebtedness, we may be required to obtain certain regulatory approvals beforehand. We recently received a $17,806 preferred stock investment from the U.S. Treasury under the CPP. The terms of this investment provide incentives for us to replace this capital as soon as practicable; however, our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand and grow our operations could be materially impaired. Should we not be able to obtain such approvals or otherwise not be able to grow our asset base, our ability to attain our long-term profitability goals will be more difficult.
We are geographically concentrated in the Middle Tennessee area and changes in local economic conditions could impact our profitability.
Our primary market area consists of Maury County, Tennessee. We also have operations in Rutherford and Williamson Counties in Tennessee and in late 2007 we acquired First National Bank of Centerville with branches in Centerville and Lyles, Tennessee in Hickman County. Substantially all of our loan customers and most of our deposit and other customers live or have operations in this same geographic area. Accordingly, our success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area and the stability of the housing market, and our profitability is impacted by the changes in general economic conditions in this market. In addition, unfavorable local or national economic conditions, including deterioration in the housing market like those that we are currently experiencing, could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.
We could sustain losses if our asset quality declines.
Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. A significant portion of our loans are real estate based or made to real estate based borrowers, and the credit quality of such loans has deteriorated and could deteriorate further if real estate market conditions continue to decline or fail to stabilize nationally or, more importantly, in our market areas. We could sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to deterioration in asset quality in a timely manner. Problems with asset quality could cause our interest income and net interest margin to decrease and our provisions for loan losses to increase, which could adversely affect our results of operations and financial condition.
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
Adverse market or economic conditions in the State of Tennessee may disproportionately increase the risk our borrowers will be unable to timely make their loan payments. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. As of December 31, 2008, approximately 84.8% of our loans held for investment were secured by real estate. Of this amount, approximately 28.5% were commercial real estate loans, 28.6% were residential real estate loans, 26.8% were construction and development loans and 0.9% were other real estate loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the markets we serve or in the State of Tennessee, like those we are currently experiencing, could adversely affect the value of our assets, our revenues, results of operations and financial condition. In addition, construction and development lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to adverse conditions in the real estate market or the general economy. These loans are generally less predictable and more difficult to evaluate and monitor and collateral may be difficult to dispose of in a market decline. If we experience significant construction loan loss because the cost and value of a construction loan project is inaccurately estimated or because of a general economic downturn, our results of operations could be adversely impacted and our net book value could be reduced.
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

The enactment of the Emergency Economic Stabilization Act of 2008 and the American Recovery and Reinvestment Act of 2009 may not be able to stabilize the U.S. financial system or the economy and may significantly affect the Company’s financial condition, results of operation or liquidity.
On October 3, 2008, President Bush signed into law the EESA. The legislation was the result of a proposal by Treasury Secretary Henry Paulson to the U.S. Congress on September 20, 2008 in response to the financial crises affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions. On February 17, 2009, President Obama signed the ARRA in an effort to stimulate the economy and provide for broad infrastructure, energy, health, and education needs. The U.S. Treasury and banking regulators are implementing a number of programs under this legislation to address capital and liquidity issues in the banking system. There can be no assurance, however, as to the actual impact that EESA or ARRA will have on the financial markets, including the extreme levels of volatility and limited credit availability currently being experienced. The failure of EESA or ARRA to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially affect the Company’s business, financial condition, results of operations, access to credit or the trading price of the Common Stock.
There have been numerous actions undertaken in connection with or following EESA and ARRA by the FRS, Congress, the U.S. Treasury, the FDIC, the SEC and others in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in late 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. EESA, ARRA and the other regulatory initiatives described above may not have their desired effects. If the volatility in the markets continues and economic conditions fail to improve or worsen, the Company’s business, financial condition and results of operations could be materially and adversely affected.
Noncore funding represents a large component of our funding base.
In addition to the traditional core deposits, such as demand deposit accounts, interest checking, money market savings and certificates of deposits, we utilize several noncore funding sources, such as brokered certificates of deposit, Federal Home Loan Bank of Cincinnati advances, Federal funds purchased and other sources. We utilize these noncore funding sources to fund the ongoing operations and growth of the Bank. The availability of these noncore funding sources are subject to broad economic conditions and, as such, the pricing on these sources may fluctuate significantly and/or be restricted at any point in time, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity.
Brokered certificates of deposit have received scrutiny from regulators in recent months. We impose upon ourselves limitations as to the absolute level of brokered deposits we may have on our balance sheet at any point in time. The pricing of these deposits are subject to the broader wholesale funding market and may fluctuate significantly in a very short period of time. Additionally, the availability of these deposits is impacted by overall market conditions as investors determine whether to invest in the less risky certificates of deposit or in the more risky debt and equity markets. As money flows between these various investment instruments, market conditions will impact the pricing and availability of brokered funds.
In recent months, the financial media has disclosed that the nation’s Federal Home Loan Bank (“FHLB”) system may be under stress due to deterioration in the financial markets, particularly in relation to valuation of mortgage securities. Several FHLB institutions have announced impairment charges of these and other assets and as such their capital positions have deteriorated to the point that they may suspend dividend payments to their members. We are a member of the FHLB-Cincinnati which continues to pay dividends. However, should financial conditions continue to weaken, the FHLB system (including FHLB-Cincinnati) in the future may have to, not only suspend dividend payments, but also curtail advances to member institutions like us. Should the FHLB system deteriorate to the point of not being able to fund future advances to banks, including the Bank, this would place increased pressure on other wholesale funding sources, which may negatively impact our net interest margin and results of operations.
Our business strategy includes the continuation of growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
While our primary focus in 2009 will be on monitoring credit quality and focusing on the sound operation of our core business, over the longer term we intend to opportunistically pursue our growth strategy through continued de novo branching. We may also grow through the acquisition of branches or entire financial institutions. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in growth stages of development, including the following:
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
Regulatory and Economic Factors. Our growth and expansion plans may be adversely affected by a number of regulatory and economic developments or other events. Failure to obtain required regulatory approvals, failure to maintain appropriate capital or asset quality, changes in laws and regulations or other regulatory developments and changes in prevailing economic conditions, like those now being experienced, or other unanticipated events may prevent or adversely affect our continued growth and expansion. Such factors may cause us to alter our growth and expansion plans or slow or halt the growth and expansion process, which may prevent us from entering certain target markets or allow competitors to gain or retain market share in our existing or expected markets.
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
If the federal funds rate remains at current extremely low levels, our net interest margin, and consequently our net earnings, may continue to be negatively impacted.
Because of significant competitive deposit pricing pressures in our market and the negative impact of these pressures on our cost of funds, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the FRS’s federal funds rate (which is at an extremely low rate as a result of the current recession), we have experienced net interest margin compression throughout 2008. Because of these competitive pressures, we are unable to lower the rate that we pay on interest-bearing liabilities to the same extent and as quickly as the yields we charge on interest-earning assets. As a result, our net interest margin, and consequently our profitability, has been negatively impacted. If the federal funds rate remains at extremely low levels, our higher funding costs may negatively impact our net interest margin and results of operations.
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
The Company is a bank holding company regulated by the FRS. The Bank is a state chartered bank and comes under the supervision of the Department and the FDIC. The Bank is also governed by the laws of the State of Tennessee and federal banking laws under the FDIC and the Federal Reserve Act. The Bank is also regulated by other agencies including, but not limited to, the Internal Revenue Service, OSHA, and the Department of Labor. These and other regulatory agencies impose certain regulations and restrictions on the bank, including:
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
The Preferred Stock that we have issued to the U.S. Treasury impacts net income available to our common shareholders and our earnings per share.
As long as shares of the Preferred Stock are outstanding, no dividends may be paid on our Common Stock unless all dividends on the Preferred Stock have been paid in full. Additionally, for so long as the U.S. Treasury owns shares of the Preferred Stock, we are subject to certain restrictions on our ability to pay dividends on the Common Stock even if we are current in the payment of dividends on the Preferred Stock. See “Supervision and Regulation — Dividends” above. The dividends declared on shares of the Preferred Stock along with the accretion of the discount upon issuance, will reduce the net income available to common shareholders and our earnings per common share.
Holders of the Preferred Stock that we have issued to the U.S. Treasury have rights that are senior to those of our common shareholders.
The Preferred Stock that we have issued to the U.S. Treasury is senior to our shares of Common Stock and holders of the Preferred Stock have certain rights and preferences that are senior to holders of our Common Stock.
Both the Series A Preferred Stock and the Series B Preferred Stock rank senior to our Common Stock and all other equity securities of ours designated as ranking junior to the Preferred Stock. So long as any shares of the Preferred Stock remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full on the Preferred Stock, no dividend whatsoever shall be paid or declared on our Common Stock or other junior stock, other than, during the first ten years that the Preferred Stock is issued and outstanding, a dividend payable solely in shares of our Common Stock. Furthermore, both the Series A Preferred Stock and the Series B Preferred Stock are entitled to a liquidation preference over shares of our Common Stock in the event of our liquidation, dissolution or winding up.
Holders of the Preferred Stock that we have issued to the U.S. Treasury may, under certain circumstances, have the right to elect two directors to our Board of Directors.
In the event that we fail to pay dividends on either series of the Preferred Stock for an aggregate of six quarterly dividend periods or more (whether or not consecutive), the authorized number of directors then constituting our Board of Directors will be increased by two. Holders of the series of Preferred Stock for which we have failed to pay dividends, together with the holders of any outstanding parity stock with like voting rights, including in the case of the Series A Preferred Stock, the Series B Preferred Stock, and in the case of the Series B Preferred Stock, the Series A Preferred Stock, voting as a single class, will be entitled to elect the two additional Directors, referred to as the preferred stock directors, at the next annual meeting (or at a special meeting called for the purpose of electing the preferred stock directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.
Holders of the Preferred Stock that we issued to the U.S. Treasury have limited voting rights.
Except as otherwise required by law and in connection with the election of directors to our Board of Directors in the event that we fail to pay dividends on either series of the Preferred Stock for an aggregate of at least six quarterly dividend periods (whether or not consecutive), holders of the Preferred Stock have limited voting rights. So long as shares of the Preferred Stock are outstanding, in addition to any other vote or consent of shareholders required by law or our amended and restated charter, the vote or consent of holders owning at least 66 2/3% of the shares of Series A Preferred Stock or Series B Preferred Stock, as the case may be, outstanding is required for (1) any authorization or issuance of shares ranking senior to the Series A Preferred Stock or Series B Preferred Stock, as the case may be; (2) any amendment to the rights of the Series A Preferred Stock or Series B Preferred Stock, as the case may be, so as to adversely affect the rights, preferences, privileges or voting power of the Series A Preferred Stock or Series B Preferred Stock, as the case may be; or (3) consummation of any merger, share exchange or similar transaction unless the shares of Series A Preferred Stock or Series B Preferred Stock, as the case may be, remain outstanding, or if we are not the surviving entity in such transaction, are converted into or exchanged for preference securities of the surviving entity and the shares of Series A Preferred Stock or Series B Preferred Stock, as the case may be, remaining outstanding or such preference securities have such rights, preferences, privileges and voting power as are not materially less favorable to the holders than the rights, preferences, privileges and voting power of the shares of Series A Preferred Stock or Series B Preferred Stock, as the case may be.
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
The Bank operates a branch office at 601 North Garden Street, Columbia, Tennessee. The Bank owns the building and leases the property at this location pursuant to the terms of a lease that expires on December 1, 2026.
In October 2007, the Company acquired First National with branches in Centerville and Lyles, Tennessee. As a result of the acquisition, the Company now owns the building and the property at both locations. In addition, the Company owns a storage facility located at Hackberry Street East in Centerville, Tennessee.
The Bank operates a branch office at 105 Public Square, Mount Pleasant, Tennessee. The Bank owns the building and the property at this location.
The Bank operates a branch office in the Wal-Mart store at 2200 Brookmeade Drive in Columbia, Tennessee. The Bank leases the space occupied by the branch at this location.
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
In the fourth quarter of 2008, the Bank opened a new branch office at 4809 Columbia Pike, Thompson’s Station, Tennessee. The Bank owns the building and leases the property.
At December 31, 2008, the cost of office properties and equipment (less allowances for depreciation and amortization) owned by us was $18,253.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
A special meeting of the Company’s shareholders was held on December 30, 2008 at Community First Bank & Trust Operations Center to vote on the approval of the amendment of the Company’s Amended and Restated Charter to authorize a class of blank check preferred stock, consisting of two million five hundred thousand (2,500,000) authorized shares, which may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by the Company’s Board of Directors. The results of the vote for approval of the amendment of the Company’s Amended and Restated Charter were as follows:

Shares				Broker
Voting	For	Against	Abstain	Non-Votes
1,814,879	1,748,291	37,126	29,462	-

PART II
ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
No public market exists for the Company’s Common Stock, and there can be no assurance that a public trading market for the Company’s Common Stock will develop. As of March 13, 2009 there were 2,144 holders of record of the Company’s Common Stock and 3,209,255 shares outstanding, excluding vested options. As of March 13, 2008, there were 187,706 vested options outstanding to purchase shares of Common Stock.
While there is no public market for the Company’s Common Stock, the most recent trade of the Company’s Common Stock known to the Company occurred on March 5, 2009 at a price of $20.00 per share. These sales are isolated transactions and, given the small volume of trading in the Company’s Common Stock, may not be indicative of its present value. Below is a table which sets forth Company’s high and low prices of which the Company is aware for the relevant quarters during the three fiscal years ended December 31:

2008	High	Low
First quarter	$30.00	$30.00
Second quarter	$30.00	$30.00
Third quarter	$30.00	$24.00
Fourth quarter	$25.00	$17.00

2007	High	Low
First quarter	$30.00	$30.00
Second quarter	$30.00	$30.00
Third quarter	$30.00	$25.00
Fourth quarter	$30.00	$25.00

2006	High	Low
First quarter	$35.00	$20.71
Second quarter	$30.00	$27.00
Third quarter	$32.50	$29.00
Fourth quarter	$30.00	$30.00
For a foreseeable period of time, the principal source of cash revenues to the Company will be dividends paid by the Bank with respect to its capital stock. There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities. Further, the dividend policy of the Bank is subject to the discretion of the Board of Directors of the Bank and will depend upon such factors as future earnings, financial conditions, cash needs, capital adequacy and general business conditions. The Company paid $320 in cash dividends and $467 in stock dividends to shareholders in the second quarter of 2008 and $696 in cash dividends to shareholders in the second quarter of 2007. Tennessee law provides that without the approval of the Commissioner of the Tennessee Department of Financial Institutions dividends may be paid by the Bank in an amount equal to net income in the calendar year the dividend is declared plus retained earnings for the prior two years. Tennessee laws regulating banks require certain charges against and transfers from an institution’s undivided profits account before undivided profits can be made available for the payment of dividends.
In addition to the limitations on the Company’s ability to pay dividends under Tennessee law, the Company’s ability to pay dividends on its Common Stock is also limited by the Company’s participation in the CPP and by certain statutory or regulatory limitations.
Prior to February 27, 2012, unless the Company has redeemed the Senior Preferred and Warrant Preferred shares sold to the U.S. Treasury in connection with the CPP, or the U.S. Treasury has transferred the Senior Preferred and Warrant Preferred shares to a third party, the consent of the U.S. Treasury will be required for the Company to (1) declare or pay any dividend or make any distribution on the Common Stock (other than regular quarterly cash dividends of not more than $0.10 per share of Common Stock) or (2) redeem, purchase or acquire any shares of Common Stock or other equity or capital securities, including trust preferred securities, other than in connection with benefit plans consistent with past practice, and certain other limited circumstances
From February 28, 2012 until February 27, 2019, unless the U.S. Treasury has transferred the Senior Preferred and Warrant Preferred shares to third parties or the Senior Preferred and Warrant Preferred shares have been redeemed in total, the Company may increase the dividends paid to holders of the Common Stock by up to 3% in the aggregate per year over the amount paid in the prior year without the U.S. Treasury’s consent; provided that no increase in common dividends may be made as a result of any dividend paid in common shares, any stock split or any similar transactions. From February 28, 2019 until the Senior Preferred and Warrant Preferred shares held by the U.S. Treasury have been redeemed in whole or the U.S. Treasury has transferred all of the Senior Preferred and Warrant Preferred shares to third parties, the Company may not declare or pay any dividend or make any distribution on any capital stock or other equity securities of the Company other than regular dividends on shares of preferred stock in accordance with the terms thereof and which are permitted by the terms of the Senior Preferred and Warrant Preferred shares, or dividends or distributions by any wholly-owned subsidiary of the Company. Further, during such period the Company may not redeem, purchase or acquire any shares of Common Stock or other capital stock or other equity securities of any kind of the Company, including any trust preferred securities, other than the Senior Preferred and Warrant Preferred shares.
In the future, the declaration and payment of dividends on the Company’s Common Stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock, including the Senior Preferred and Warrant Preferred shares, and other factors deemed relevant by the Board of Directors. As of December 31, 2008, the Bank could, without prior approval of the Commissioner of the Tennessee Department of Financial Institutions, declare dividends of approximately $3,577 to the Company under applicable restrictions, without regulatory approval. The Bank does not believe that it is at risk of falling into a capital classification lower than “well capitalized” if it pays the entire $3,577 to the Company during 2009 due to the additional capital provided by participation in the CPP, but additional provision expense in excess of that anticipated by the Bank’s management may limit the Bank’s ability to pay dividends to the Company equal to the entire amount. As described above, the Company is also limited in the types and amounts of dividends that can be paid by it due to the provisions of the CPP.

ITEM 6.  SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)
The following selected financial data for the five years ended December 31, 2008, was derived from our consolidated financial statements and the related notes thereto. This data should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2008	2007 (1)	2006	2005	2004
INCOME STATEMENT DATA:
Interest income	$38,251	$35,369	$25,789	$17,305	12,593
Interest expense	20,976	20,606	13,528	7,006	4,272
Net interest income	17,275	14,763	12,261	10,299	8,321
Provision for loan losses	5,528	1,259	1,018	683	720
Noninterest income	4,503	3,697	3,125	2,356	2,107
Noninterest expense	19,023	13,997	10,453	8,146	6,329
Net income (loss)	(1,290)	2,380	2,802	2,565	2,132

BALANCE SHEET DATA:
Total assets	$715,326	$636,062	$421,393	$328,806	$257,342
Total securities	76,497	80,933	35,211	29,965	27,867
Total loans, net	561,132	484,522	344714	256,150	208,087
Allowance for loan losses	(8,981)	(6,086)	(4,259)	(3,268)	(2,740)
Total deposits	599,318	559,303	366,766	286,243	223,778
FHLB advances	32,000	11,000	13,000	8,000	8,000
Subordinated debentures	23,000	23,000	8,000	8,000	3,000
Total shareholders’ equity	36,035	37,173	30,657	24,017	21,452

PER SHARE DATA:
Earnings per share - basic	$(0.40)	$0.76	$0.97	$0.89	$0.78

Earnings (loss) per share - diluted	(0.40)	0.73	0.94	0.86	0.75
Cash dividend declared and paid	.10	0.22	0.20	-
Book value	11.23	11.72	10.17	8.36	7.49

PERFORMANCE RATIOS:
Return on average assets	(0.20%)	0.47%	0.76%	0.90%	0.90%
Return on average equity	(3.45%)	6.77	11.14	11.38	11.37
Net interest margin (2)	2.81%	3.14	3.52	3.81	3.64

ASSET QUALITY RATIOS:
Nonperforming loans to total loans	0.59%	0.56%	0.30%	0.20%	0.45%
Net loan charge offs to average loans	0.49	0.04	0.01	0.07	0.12
Allowance for loan losses to total loans	1.58	1.24	1.22	1.26	1.30

CAPITAL RATIOS:
Leverage ratio (3)	6.00%	6.76%	9.45%	10.25%	9.63%
Tier 1 risk-based capital ratio	6.72	7.87	10.14	11.59	11.33
Total risk-based capital ratio	9.81	10.97	11.25	12.77	12.52

(1)	Includes the operations of First National from October 27, 2007, the date the Company acquired all of the outstanding common stock of that bank.

(2)	Net interest margin is the result of net interest income for the period divided by average interest earning assets.

(3)	Leverage ratio is defined as Tier 1 capital (pursuant to risk-based capital guidelines) as a percentage of adjusted average assets.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
The following is a discussion of our financial condition at December 31, 2008 and December 31, 2007, and our results of operations for each of the three years in the period ended December 31, 2008. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the annual audited consolidated financial statements. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere herein.
FORWARD-LOOKING STATEMENTS
Certain of the statements made herein, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, those described in our Annual Report on Form 10-K and the following:
•	the effects of future economic or business conditions nationally and in our local markets;

•	our potential growth, including our entrance or expansion into new markets, and the need for sufficient capital to support that growth;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	credit risks of borrowers;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	changes in accounting policies, rules and practices;

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other circumstances, many of which may be beyond our control.
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
The Bank commenced business on May 18, 1999, as a Tennessee-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation’s Bank Insurance Fund. The Bank is regulated by the Tennessee Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”). This report has not been reviewed, or confirmed for accuracy or relevance, by the FDIC. The Bank’s sole subsidiary is Community First Title, Inc.; a Tennessee chartered and regulated title insurance company. CFBT Investments, Inc., is a wholly-owned subsidiary of Community First Title, Inc., and is the parent of Community First Properties, Inc., which was established as a Real Estate Investment Trust pursuant to Internal Revenue Service regulations.
The Company completed its acquisition of 100% of the outstanding shares of common stock of The First National Bank of Centerville, a national banking association (“First National”) on October 26, 2007 pursuant to the terms of an Agreement and Plan of Reorganization and Share Exchange, dated as of August 1, 2007, by and between the Company and First National. The Company paid $22.8 million to acquire all of the outstanding shares of common stock of First National which it financed through the issuance of $15 million of subordinated debentures and a $8 million distribution from First National.
As a national bank, First National was subject regulation by the Office of the Comptroller of the Currency (OCC) and the FDIC. On January 31, 2008, First National was merged with and into the Bank, with the Bank continuing as the surviving entity.
The Company conducts banking activities from the main office and three branch offices in Columbia, Tennessee, one branch office in Mount Pleasant, Tennessee, one branch office in Franklin, Tennessee, one branch office in Thompson’s Station, Tennessee, one branch office in Murfreesboro, Tennessee, one branch office in Centerville, Tennessee and one branch office in Lyles, Tennessee. The Company also operates eleven automated teller machines in Maury County, four automated teller machines in Williamson County, one automated teller machine in Rutherford County, Tennessee and two automated teller machines in Hickman County, Tennessee.

The Company’s and its subsidiaries’ principal business is to accept demand and savings deposits from the general public and to make residential mortgage, commercial, construction, and consumer loans. The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits, subordinated debentures, and other borrowings. The Company also generates noninterest income, including service charges on deposit accounts, mortgage lending income, investment service income, earnings on bank owned life insurance (“BOLI”), and other charges, and fees. The Company’s noninterest expense consists primarily of employee compensation and benefits, net occupancy and equipment expense, and other operating expenses. The Company’s results of operations are significantly affected by its provision for loan losses and its provision for income taxes. The following discussion provides a summary of the Company’s operations for the past three years and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report.
Critical Accounting Policies
The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses (ALL), have been critical to the determination of our financial position, results of operations and cash flows.
Unrealized Losses on Securities Available for Sale. Declines in the fair value of securities below their amortized cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers the length of time and extent that fair value has been less than amortized cost, the financial condition and near term prospects of the issuer, and the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.
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
The allowance for loan losses is maintained at a level that management believes will be adequate to absorb probable incurred losses on existing loans at the balance sheet date. Provision to and adequacy of the allowance for loan losses are based on the evaluation of the loan portfolio utilizing objective and subjective criteria, in accordance with SFAS 114 and SFAS 5. The objective criteria primarily include an internal grading system and specific allocations for impaired loans. The Company utilizes a historical analysis to validate the overall adequacy of the allowance for loan losses in accordance with SFAS 5. The subjective criteria take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, and business conditions that may affect the borrowers’ ability to pay, and other relevant factors. Changes in any of these criteria or the availability of new information could require adjustments of the allowance for loan losses in future periods. No portion of the Company’s allowance for loan losses is restricted to any individual loan or group of loans, and the entire allowance for loan losses is available to absorb losses for any and all loans.
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
The Bank automatically places loans on non-accrual when they become 90 days past due, however; when in management’s opinion the borrower may be unable to meet payments the loan may be placed on non-accrual at that time even if not then 90 days past due. Loans may not be placed on nonaccrual if they are well collateralized and in process of collection. When interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP, delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption was not material.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.
ANALYSIS OF RESULTS OF OPERATION
We had a net loss of $1,290 for the year ended December 31, 2008, a decrease of 154.2% over net income of $2,380 for 2007. Net income in 2006 was $2,802. Pretax income declined from $3,204 in 2007 to a loss of $2,773 in 2008. Pretax income in 2006 was $3,915. The decrease in pretax income in 2008 was primarily the result of additional allowance for loan losses recorded through provision expense due to effects of the deteriorating economy in the Company’s market areas on the overall asset quality of the Bank’s loan portfolio, particularly within the real estate construction and development segment of the portfolio. Growth in interest income in 2008 and 2007 was offset in part by the increase in interest expense. The increase in interest expense in 2008 was primarily due to the $15,000 in subordinated debt that was issued in the fourth quarter of 2007. The increase in interest expense in 2007 was due to increases in interest bearing deposits and other borrowings and noninterest expenses. Noninterest expenses increased primarily as a result of an increase in salaries, occupancy, and furniture and equipment expenses, most of which is attributable to the First National acquisition and opening of one additional branch location in Williamson County. In 2008, noninterest expense increased by 35.9% while net interest income only increased 17.0% over 2007. In 2007, noninterest expense increased by 33.9% (while net interest income increased 20.4%) over 2006 primarily due to salaries and other operating expenses associated with growth of the Company including adding additional branches in Maury County and expanding in Williamson, Rutherford, and into Hickman Counties. Basic and diluted earnings (loss) per share were both ($0.40) for 2008 compared to $0.76 and $0.73 in 2007. Basic and diluted earnings per share in 2006 were $0.97 and $0.94.
Net Interest Income
Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.
2008 compared to 2007
Net interest income before the provision for loan losses for 2008 increased $2,512, or 17.0%, to $17,275 compared to $14,763 in 2007. The increase was due primarily to continued growth in the Company’s loan portfolio, which was funded primarily by deposit growth and other borrowings. The increase in volume for loans and deposits was significantly offset by declines in interest rates during 2008.
Interest and fee income on loans in 2008 was $34,713, an increase of $2,056, or 6.3%, over 2007. The increase in interest income is due to growth and higher average balances on loans. The increase in loan interest income was offset by significant declines in market interest rates during 2008 as the federal funds rate dropped 400 basis points in 2008. Average gross loans increased 31.3% while loan interest income increased only 6.3% during 2008 compared to an increase of 34.1% in average loans and a 35.9% increase in loan interest income during 2007. During 2008, approximately 36.5% of our loan portfolio was tied to a variable rate.
Interest income for tax exempt and taxable securities was $3,217, an increase of $978, or 43.7%, over 2007. The increase in interest income was the result of securities acquired through the purchase of First National in October 2007 and purchase of approximately $16,000 in additional securities during the fourth quarter of 2008 as replacement collateral for public funds previously collateralized by surety bonds no longer issued by the insurance company.
Although net interest income increased, our net interest margin continued to experience compression throughout 2008, declining to 2.81% from 3.14% in 2007, a decrease of 33 basis points (“bps”). The decline in net interest margin was primarily due to the decrease in market rates during 2008.As a result of competitive pricing pressures our loans tend to reprice more quickly than our deposits and other funding liabilities.
The yield on interest earning assets decreased 130 bps to 6.23% in 2008, compared to 7.53% in 2007. This decrease was primarily due to the decline in market rates during 2008. The decrease in loan yield was somewhat offset by modest increases in securities yields. Interest and fee income on loans increased $2,056 over 2007. That increase is comprised of a $10,217 increase due to volume offset by $8,161 decrease due to rates. Investment yields increased 56 bps to 5.18% in 2008, compared to 4.62% in 2007. The increase of $978 in investment income in 2008 was attributed primarily to the increase in volume of $624. The remainder of the increase was due to the change in yield of $354.

Interest expense totaled $20,976 for the year ended 2008, compared to $20,606 in 2007, an increase of $370, or 1.8%. The increase in interest expense was due to $15,000 in subordinated debt that was issued in the third quarter of 2007 bearing a full year’s expense in 2008. Interest expense on deposits decreased $323, or 1.7%, during 2008 due to the effects of exceptionally low fed funds and market rates during the year. Interest expense on time deposits over $100,000 decreased $356 in 2008. The decrease of $356 was due to an increase of $3,950 in volume offset by a decrease of $4,306 due to interest rates. During 2007, the Bank became more dependent upon broker deposits and national market CDs which were only available at rates that were higher than our cost of funds for core deposits. In 2008, the cost of broker deposits and national market CDs dropped below our cost of funds for core deposits due to competitive pricing in the local market for other core deposits. As a result, we were able to replace the higher rate deposits with lower rate deposits during 2008 and acquire additional funding through those sources. Broker deposits increased $28,625 and national market CDs increased $7,056 during 2008.
2007 compared to 2006
Net interest income before the provision for loan losses for 2007 increased $2,502, or 20.4%, to $14,763 compared to $12,261 in 2006. The increase was due primarily to continued growth in the Company’s loan portfolio, which was funded primarily by deposit growth, as well as the Company’s acquisition of First National in the fourth quarter of 2007. The addition of First National increased net interest income $708 in 2007.
Interest and fee income on loans in 2007 was $32,657, an increase of $8,634, or 35.9%, over 2006. The increase in interest income is due to growth and higher average balances on loans. During 2007, approximately 49% of our loan portfolio was tied to a variable rate.
Interest income for tax exempt and taxable securities was $2,239, an increase of $723, or 47.7%, over 2006. The increase in interest income was the result of the acquisition of First National in October 2007 with First National’s investment securities totaling $54,385 at acquisition. Interest income also increased due to higher average balances as well as opportunities to reinvest in higher-yield bonds provided by the short term maturity structure of the investment portfolio. First National had $41,228 in its investment portfolio at year end 2007 which generated $380 of interest income after the acquisition date.
Although net interest income increased, our net interest margin continued to experience compression throughout 2007, declining to 3.14% from 3.52% in 2006, a decrease of 38 bps. We experienced challenging competitive conditions and continued competitive pricing pressures throughout 2007, which contributed to the decline in net interest margin. The Bank’s increased costs of funding resulting from competitive deposit pricing pressure in the Bank’s primary market area and its reliance on brokered and national market deposits contributed to the decline in our net interest margin in 2007.
The yield on interest earning assets increased 13 bps to 7.53% in 2007, compared to 7.40% in 2006. This increase was primarily due to continued growth in the loan portfolio and the growth in the investment portfolio. Interest and fee income on loans increased $8,634 over 2006, with $8,200 of the increase due to the increase in the volume of loans. Loan yields increased only 10 bps over 2006 due to the Federal Reserve Bank cutting rates in the fourth quarter of 2007, which negatively impacted 49% of our portfolio that were variable rate loans. Investment yields increased 35 bps to 4.62% in 2007, compared to 4.27% in 2006. The increase of $723 in investment income was attributed primarily to the increase in volume of $557.
Interest expense totaled $20,606 for the year ended 2007, compared to $13,528 in 2006, an increase of $7,078, or 52.3%. The increase in interest expense was due to deposit growth in higher costing deposits, consisting primarily of time deposits, as well as an increase in higher costing brokered deposits and national market deposits. Interest expense on time deposits over $100,000 increased $1,787 in 2007. The increase of

$1,787 was due to $188 in volume and $1,599 due to interest rates. However, an increase in interest expense of $3,848 in other time deposits was attributed primarily to the increase in volume. The increase in interest expense was also due to additional interest expense of $318 associated with the $15,000 of subordinated debentures issued by us in the third quarter of 2007 to finance a portion of the purchase price for the acquisition of First National. The cost of interest bearing deposits and other liabilities followed the same trend, increasing 51 bps to 4.87% in 2007, up from 4.36% in 2006.
Average Balance Sheets, Net Interest Income
Changes in Interest Income and Interest Expense
The following table shows the average daily balances of each principal category of our assets, liabilities and stockholders’ equity and an analysis of net interest income for the three years ended December 31.

		2008			2007			2006

	Average	Interest	Revenue/	Average	Interest	Revenue/	Average	Interest	Revenue/
	Balance	Rate	Expense	Balance	Rate	Expense	Balance	Rate	Expense

Gross loans (1 and 2)	$542,456	6.40%	$34,713	$413,185	7.90%	$32,657	$308,039	7.80%	$24,023

Securities available for sale (3)	62,121	5.18%	3,217	48,490	4.62%	2,239	35,465	4.27%	1,516

Federal funds sold and other	9,248	3.47%	321	8,079	5.85%	473	4,824	5.18%	250

Total interest earning assets	613,825	6.23%	38,251	469,754	7.53%	35,369	348,328	7.40%	25,789

Cash and due from banks	9,454			8,847			7,547
Other nonearning assets	39,182			26,120			15,696
Allowance for loan losses	(6,681)			(4,879)			(3,745)

Total assets	$655,780			$499,842			$367,826

Deposits:
NOW & money market investments	$88,167	1.55%	$1,368	$61,043	2.75%	$1,679	$47,022	2.24%	$1,053
Savings	20,717	0.61%	126	12,550	1.17%	147	8,872	1.33%	118
Time deposits $100,000 and over	156,005	4.05%	6,326	98,047	6.82%	6,682	94,416	5.18%	4,895
Other time deposits	244,100	4.26%	10,402	218,509	4.59%	10,037	137,488	4.50%	6,189

Total interest-bearing deposits	508,989	3.58%	18,222	390,149	4.75%	18,545	287,798	4.26%	12,255

Other borrowings	56,150	4.90%	2,754	32,882	6.27%	2,061	22,698	5.61%	1,273

Total interest-bearing liabilities	565,139	3.71%	20,976	423,031	4.87%	20,606	310,496	4.36%	13,528

Noninterest-bearing liabilities	53,234			41,635			32,173

Total liabilities	618,373			464,666			342,669

Shareholders’ equity	37,407			35,176			25,157

Total liabilities and shareholders’ equity	$655,780			$499,842			$367,826

Net interest income			$17,275			$14,763			$12,261

Net interest margin (4)		2.81%			3.14%			3.52%

1	Interest income includes fees on loans of $1,039, $1,267 and $1,131 in 2008, 2007 and 2006.

2	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

3	Amortization cost is included in the calculation of yields on securities available for sale.

4	Net interest income to average interest earning assets.

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
Analysis of Changes in Net Interest Income

	2008 to 2007			2007 to 2006
	Due to	Due to		Due to	Due to
	Volume (1)	Rate (2) (3)	Total	Volume (1)	Rate (2) (3)	Total

Interest Income:

Gross loans (a and b)	$10,212	$(8,156)	$2,056	$8,201	$433	$8,634

Securities available for sale	630	348	978	556	167	723

Federal funds sold and other	68	(220)	(152)	169	54	223

Total interest earning assets	10,910	(8,028)	2,882	8,926	654	9,580

Interest Expense:
Deposits:
NOW & money market investments	$746	$(1,057)	$(311)	$314	$312	$626
Savings	96	(117)	(21)	49	(20)	29
Time deposits $100,000 and over	3,953	(4,309)	(356)	188	1,599	1,787
Other time deposits	1,175	(810)	365	3,646	202	3,848

Total interest-bearing deposits	5,970	(6,293)	(323)	4,197	2,093	6,290

Other borrowings	1,459	(766)	693	571	217	788

Total interest-bearing liabilities	7,429	(7,059)	370	4,768	2,310	7,078

Net interest income	$3,481	$(969)	$2,512	$4,158	$(1,656)	$2,502

a	Interest income includes fees on loans of $1,039, $1,267 and $1,131 in 2008, 2007 and 2006.

b	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.
Noninterest Income
The Company’s noninterest income consists of service charges on deposit accounts, mortgage banking activities, investment service income, earnings on bank owned life insurance policies (BOLI), and other noninterest income.
2008 compared to 2007
Noninterest income for the year ended December 31, 2008 increased 21.8% to $4,503 compared to $3,697 in 2007. Service charges on deposit accounts are our largest source of noninterest income and increased $486, or 29.6%, to $2,130 in 2008 compared to $1,644 in 2007. The largest component of the increase in service charge income was from accounts acquired at First National during October 2007. New accounts opened through our new Thompson’s Station branch and regular growth in existing markets also contributed to the increase. The largest component of service charges on deposits is the Bank’s overdraft courtesy product, which generated $1,000 for 2008 compared to $863 in 2007.
The Bank originates and sells long-term fixed rate mortgages and the related servicing. Mortgage loans originated and sold generated $1,025 in gains for 2008, a decrease of $187, or 15.4%, compared to $1,212 in

2007. Income from mortgage loans originated and sold was impacted negatively in 2008 by conditions in the economy, particularly in the housing market, which reduced demand for mortgage loans.
Gain on sale of securities available for sale increased $239 to $258 in 2008 compared to $19 in 2007. The increase is due to the Company selling certain securities acquired through the purchase of First National, resulting in the reported gain. The securities were sold in order to fund loan growth during 2008. Investment services income increased $144 to $456 in 2008 compared to $312 in 2007. The increase is due to increasing staff and expanding investment services into Hickman County. Earnings on bank owned life insurance policies (BOLI) increased 58.0% or $87 to $237 in 2008 compared to $150 in 2007. The increase is due to the Company purchasing an additional $4,000 in policies during 2008. Increases in ATM income, and other customer fees are due to continued growth of the Bank’s customer base.
The decrease in other service charges, commissions and fees is due primarily due to a decrease in income from our investment in the Appalachian Fund for Growth II, LLC, an unconsolidated corporation which qualifies as a “Community Development Entity” and provides loans to low-income communities.
Management expects that noninterest income will continue to increase in 2009 as low interest rates have increased market demand for mortgage loan originations and continued expansion of our investment services. Service charges on deposit accounts, ATM income, and other customer fees are expected to increase due to regular growth of the Bank through its existing markets.
2007 compared to 2006
Noninterest income for the year ended December 31, 2007 increased 18.3% to $3,697 compared to $3,125 in 2006. Service charges on deposit accounts were our largest source of noninterest income and increased $124, or 8.2%, to $1,644 in 2007 compared to $1,520 in 2006. The largest component of the increase in service charge income was $71 from accounts at First National. First National was acquired by the Company in the fourth quarter of 2007. The Bank’s overdraft courtesy product generated $863 for 2007 compared to $1,037 in 2006. Mortgage loans originated and sold generated $1,212 in gains for 2007, an increase of $546, or 82.0%, compared to $666 in 2006. Income from mortgage loans originated and sold was impacted positively in 2007 by increasing our mortgage origination staff from 4 in 2006 to 9 in 2007 and expanding into Williamson and Rutherford Counties. In 2005, the Bank sold property in Williamson County, Tennessee, which created a deferred gain of $390 due to the Bank’s financing of the loan for this property. During 2006 the Bank sold this loan to another financial institution and recognized the $390 gain into other noninterest income. First National sold investments during the fourth quarter of 2007 with a gain of $19. Other noninterest income increased $107, or 152.9%, to $177 in 2007 from $70 in 2006. The increase in other noninterest income was primarily due to the Appalachian Fund for Growth II, LLC and an increase in BOLI cash surrender value.

The table below shows noninterest income for each of the three years ended December 31:

	2008	2007	2006

Service charges on deposit accounts	$2,130	$1,644	$1,520
Mortgage banking activities	1,025	1,212	666
Net gains on sale of securities	258	19	-
Gain on sale of land	-	-	390
Investment services income	456	312	228
Earnings on bank owned life insurance policies	237	150	138
ATM income	135	119	74
Other customer fees	121	64	39
Other:
Other equity investment income	14	9	15
Other service charges, commissions, and fees	95	135	5
Check printer income	22	22	24
Credit life insurance commissions	10	11	26
Total noninterest income	$4,503	$3,697	$3,125

Noninterest Expense
Noninterest expense consists of salaries and employee benefits, net occupancy, furniture and equipment, data processing, advertising and public relations, and other operating expenses.
2008 compared to 2007
Noninterest expense for the year ended December 31, 2008 increased 35.9% to $19,023 compared with $13,997 in 2007. During 2008 and 2007, noninterest expenses have increased as a result of the Bank’s expansion. The growth in noninterest expenses throughout 2008 was attributable primarily to salaries and other operating expenses associated with our growth and expansion into Hickman County through our acquisition of First National in the fourth quarter of 2007 and the addition of the new Thompson’s Station branch in Williamson County. Salaries and employee benefits increased $1,953, or 27.5%, to $9,049 in 2008 compared to $7,096 in 2007. The Company’s staff increased from 142 full time equivalent employees in 2007 to 153 in 2008, an increase of 11 employees. Total salaries expense in 2008 was also impacted by the impact of a full year’s salary of 32 employees acquired from First National. Also, included in salaries and employee benefits expense is stock based compensation expense of $226 for 2008 and $253 in 2007. The remaining increase of $3,073 was associated with operating expenses including occupancy expense, furniture, equipment and auto expense, data processing, advertising, audit and accounting, and other expenses. See the table below for details of changes in noninterest expenses for 2008 and 2007. Management expects that noninterest expenses in total will continue to increase moderately during 2009 but should decline as a percentage of average assets as we continue to experience operating efficiencies as our growth continues. We also anticipate a significant increase in FDIC assessments during 2009 as a result of an increase in assessment rates as a result of depletion of the FDIC reserve funds due to an increase in bank failures during 2008 and additional increases in rates related to the Temporary Liquidity Guarantee Program.

2007 compared to 2006
Noninterest expense for the year ended December 31, 2007 increased 33.9% to $13,997 compared with $10,453 in 2006. During 2007 and 2006, noninterest expenses have increased as we have expanded our operations. The growth in noninterest expenses throughout 2007 and 2006 was attributable primarily to salaries and other operating expenses associated with our growth and expansion into Williamson and Rutherford Counties and into Hickman County through our acquisition of First National in the fourth quarter of 2007. Salaries and employee benefits increased $1,645, or 30.2%, to $7,096 in 2007 compared to $5,451 in 2006. The Company’s staff increased from 96 full time equivalent employees in 2006 to 142 in 2007, an increase of 46 employees. During the fourth quarter of 2007, we acquired First National and 32 employees were added to our staff. Also, included in salaries and employee benefits expense is stock based compensation expense of $253 for 2007 and $307 in 2006. The remaining increase of $1,899 was associated with operating expenses including data processing, advertising, audit and accounting, and other expenses.
The table below shows noninterest expense for each of the three years ended December 31:

	2008	2007	2006

Salaries and employee benefits	$9,049	$7,096	$5,451
Occupancy expense	1,459	864	550
Furniture and equipment expense	1,013	721	545
Data processing	954	873	684
Advertising and public relations	812	719	509
Audit, accounting and legal	481	368	277
Operational expense	902	763	476
Regulatory and compliance expense	445	254	107
ATM expense	463	331	222
Amortization of intangible asset	429	-	-
Other:
Holding losses on loans held for sale	93	-	-
Other insurance expense	201	150	88
Printing	133	25	19
Other employee expenses	306	235	210
Dues and memberships	105	81	69
Other real estate expense	260	156	25
Loan expense	133	139	146
Directors expense	210	174	152
Postage and freight	365	324	268
Miscellaneous chargeoffs	209	70	93
Miscellaneous taxes and fees	231	100	140
Federal Reserve and other bank charges	122	78	63
Other	648	476	359

Total noninterest expense	$19,023	$13,997	$10,453

Provisions for Loan Losses
During 2008, we provided $5,528 for loan losses, a substantial increase of $4,269, or 339.1%, over $1,259 in 2007. The increase in provision was primarily due to higher net charge offs reflecting the negative effects of the local and national economy on the Bank’s customer’s ability to meet scheduled loan payments, increasing delinquency and default rates for the Bank. The customer credit problem was further impacted by declining market values for real estate collateral securing loans due to decreases in property values. The increase in the provision was also partially due to regular growth of the Bank’s loan portfolio. Gross loans increased 16.2% or $79,505 in 2008.

Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experience, which management believes is representative of probable loan losses. Other factors considered by management include the composition of the loan portfolio, current and anticipated economic conditions, and the creditworthiness of our borrowers and other related factors. See the further discussion under “Critical Account Policies — Allowance for Loan Losses.”
Income Taxes
The effective income tax rates were (53.5%), 25.7%, and 28.4%, for 2008, 2007 and 2006, respectively. The change in the effective tax rate for 2008 as compared to 2007 was primarily because items that reduce taxable income or tax credits have the effect of increasing the effective tax benefit rate when applied to a pre tax loss; whereas, these items decrease the effective tax rate when applied to pretax income.
Analysis of Financial Condition
Total assets at December 31, 2008 were $715,326, an increase of $79,264, or 12.5%, over 2007 year end assets of $636,062. Average assets for 2008 were $655,780, an increase of $155,938 or 31.2% over average assets for 2007.
The primary reason for the increase in total assets was growth in the loan portfolio, offset by decreases in cash and cash equivalents, securities, and an increase in the allowance for loan losses. The increase in total assets was funded primarily through growth in deposits, additional borrowings, and the reduction in securities. Changes for each major class of assets and liabilities are discussed below.
Loans
Gross loans (excluding mortgage loans held for sale) grew from $490,608 at December 31, 2007, to $570,113 at December 31, 2008, an increase of $79,505, or 16.2%. Mortgage loans held for sale at December 31, 2008, were $6,107 compared to $5,710 at December 31, 2007, an increase of $397. The majority of the loan growth is attributable to real estate loans. 58.0% of the loan growth in 2008 is attributable to commercial real estate loans, 15.1% is attributable to construction loans secured by real estate, and 14.8% is attributable to 1-4 family loans.
Of the total loans of $570,113 in the portfolio as of year end 2008, $208,027, or 36.5% were variable rate loans and $362,086 were fixed rate loans.
On December 31, 2008, the Company’s loan to deposit ratio (including mortgage loans held for sale) was 96.1%, compared to 88.7% in 2007. The loan to asset ratio (including mortgage loans held for sale) was 80.6% for 2008, compared to 78.0% in 2007. Management expects loan demand to slow substantially in 2009, particularly in commercial real estate, residential construction, and residential development loans which represent a significant portion of the Company’s loan portfolio, as a result of economic conditions.

The following table presents various categories of loans contained in our loan portfolio for the periods indicated and the total amount of all loans for such period:

	2008	2007	2006	2005	2004
Real estate
Construction	$152,937	$140,905	$93,704	$61,530	$36,241
1-4 family residential	163,211	151,478	96,309	79,634	67,844
Commercial	162,475	116,327	90,147	69,549	66,319
Other	4,779	4,567	3,009	894	288
Commercial, financial and agricultural	62,674	50,240	46,942	36,601	30,068
Tax exempt	354	-	-	-	-
Consumer	13,965	14,969	11,560	10,803	9,597
Other	9,718	12,122	7,302	407	470

Total loans	$570,113	490,608	348,973	259,418	210,827

Allowance for loan losses	(8,981)	(6,086)	(4,259)	(3,268)	(2,740)

Total loans (net of allowance)	561,132	$484,522	$344,714	$256,150	$208,087

The following is a presentation of an analysis of maturities of loans as of December 31, 2008:

	Due in 1	Due in 1	Due after
Type of Loan	year or less	to 5 years	5 Years	Total

Commercial, financial and agricultural	31,127	28,060	3,487	62,674
Commercial real estate	44,330	111,230	6,915	162,475
Real estate-construction	126,104	26,198	635	152,937

Total	201,561	165,488	11,037	378,086

The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2008 for the loan types mentioned above:

Loans due after 1 year with predetermined interest rates	$173,055
Loans due after 1 year with floating, or adjustable, interest rates	3,470

$176,525

Asset Quality
The following table presents information regarding impaired, nonaccrual, past due and restructured loans at the dates indicated:

	December 31,
	2008	2007	2006	2005	2004
Loans considered by management as impaired:
Number	67	67	38	20	10
Amount	$4,201	$3,945	$1,416	$117	$905

Loans accounted for on nonaccrual basis:
Number	59	63	27	12	10
Amount	$3,357	$2,764	$1,059	$508	$905

Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:
Number	5	-	-	-	-
Amount	$7	$-	$-	$-	$-

Loans defined as “troubled debt restructurings”
Number	-	-	-	-	-
Amount	$-	$-	$-	$-	$-

Other classified loans not included above	$16,787	$4,882	$-	$-	$-
As of December 31, 2008, there were $16,787 in loans classified by management as doubtful or substandard that are not on nonaccrual, which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is not aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.
Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful; however, these loans have not reached a point where management considers them to be nonperforming or impaired.
There are no other loans which are not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.
The following table presents information regarding loans included as nonaccrual and the gross income that would have been recorded in the period if the loans had been current.

	2008	2007	2006	2005	2004
Nonaccrual interest	$567	$355	$144	$30	$45

The commercial real estate market has declined significantly as a result of local and national economic recession during 2008. Real estate related loans, including commercial real estate loans, residential construction and residential development and 1-4 family residential loans, comprised almost 85% of the Company’s loan portfolio at December 31, 2008. Market conditions for residential development and residential construction have seen substantial declines due to the effects of the recession on individual developers, contractors and builders. In the short term, the Company anticipates the market conditions for residential development and residential construction to remain depressed, and loan growth in the residential loan portfolio is expected to lag historical growth levels. Credit quality will also continue to decline. The Company has identified specific credit issues within the residential development and residential construction loan portfolio. These issues are primarily the result of the decline in demand for residential properties. Management and the Board seek to monitor market conditions and risks identified within the loan portfolio, particularly within these key areas. The increase in risk associated with the loan portfolio as a result of economic conditions and specifically identified credit issues contributed to the increase in the Company’s allowance for loan losses, net charge offs and provision for in loan losses in 2008.
Nonperforming loans are defined as nonaccrual loans, loans still accruing but past due 90 days or more, and restructured loans. The following table presents information regarding nonperforming loans at the dates indicated:

	2008	2007	2006	2005	2004
Loans secured by real estate	$2,868	$2,301	$843	$436	$867

Commercial and Industrial	300	194	191	34	-
Consumer	187	256	25	-	38
Other	2	13	-	38	-

Total	$3,357	$2,764	$1,059	$508	$905

Management classifies commercial and commercial real estate loans as nonaccrual loans when principal or interest is past due 90 days or more and the loan is not adequately collateralized. Also loans are classified as nonaccrual when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation and the loan is not in the process of collection. Nonaccrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were restructured due to deterioration in the financial condition of the borrower. However, restructured loans that demonstrate good performance under the restructured terms and that yield a market rate of interest may be removed from restructured status in the year following the restructure.
Other real estate owned increased $7,343 to $8,041 at December 31, 2008 compared to $698 at December 31, 2007. The increase in other real estate is due to the effects of the recession during 2008 on individual borrowers, resulting in an increase in foreclosures. Included in the balance at year end 2008 are loans totaling $2,269 that were originated to facilitate the sale of other real estate. Under current accounting rules, loans of this nature must be reported as other real estate owned until the loan to value ratio is below a certain level, depending on the type of loan. $428 of the reclassified loans are performing in accordance with the loan agreement. Interest income from those loans is included in loan interest income. At December 31, 2007, loans reclassified as other real estate owned totaled $104. Management is working to sell the properties that are owned in order to recover the Bank’s investment in the loans that ultimately resulted in foreclosure. It is possible that the balance of other real estate owned could increase during 2009 due to the continuing economic recession potentially leading to additional foreclosures and low demand for both residential and commercial properties could require the Bank to hold the properties for a longer period of time. The Company makes every effort to avoid foreclosure, particularly for owner occupied residential properties. We anticipate being able to work with the Treasury and other government agencies as new legislation and initiatives are introduced to help slow the rate of foreclosure during the current economic downturn. The increase in other real estate owned during 2008 will likely result in a decrease in interest income in 2009 due to other real estate being considered a non-earning asset and an increase in noninterest expense due to expenses associated with maintaining the properties that are owned.
Summary of Loan Loss Experience
An analysis of our loss experience is furnished in the following table for the periods indicated, as well as a breakdown of the allowance for loan losses:

	December 31,
	2008	2007	2006	2005	2004
Balance at beginning of period	$6,086	$4,259	$3,268	$2,740	$2,249
Increase due to acquisition of First National	-	730	-	-	-

Charge offs:
Commercial, financial and agricultural	(449)	(86)	(8)	(98)	(66)
Real Estate-construction	(1,621)	-	-	-	-
Real Estate-1 to 4 family residential	(410)	(47)	-	(14)	(7)
Real Estate-commercial	-	(2)	-	-	-
Real Estate-other	-	-	-	-	-
Consumer and other loans	(273)	(77)	(42)	(121)	(179)

	(2,753)	(212)	(50)	(233)	(252)

Recoveries:
Commercials, financials and agriculture	3	27	-	-	-
Real Estate-construction	7	-	-	-	-
Real Estate-1 to 4 family residential	47	-	1	25	6
Real Estate-commercial	-	-	-	-	-
Real Estate-other	-	-	-	-	-
Consumer and other loans	63	23	22	53	17

	120	50	23	78	23

Net Charge offs	(2,633)	(162)	(27)	(155)	(229)

Provision for loan losses	5,528	1,259	1,018	683	720

Balance at end of period	$8,981	$6,086	$4,259	$3,268	$2,740

Ratio of net charge offs during the period to average loans outstanding during the period	0.49%	0.04%	0.01%	0.07%	0.12%

Ratio of nonperforming loans to total loans	0.59%	0.56%	0.30%	0.20%	0.45%
Ratio of impaired loans to total loans	0.74%	0.80%	0.41%	0.05%	0.43%
Ratio of allowance for loan losses to total loans	1.58%	1.24%	1.22%	1.26%	1.30%

At December 31, of each period presented below, the allowance was allocated as follows:

	2008	2007	2006	2005	2004
Commercial, financial and agricultural	$1,015	$596	$547	$458	$379
Real-estate construction	3,031	1,611	1,053	772	494
Real-estate 1-4 family	3,045	2,089	1,266	1,038	818
Real-estate commercial	1,218	1,342	1,110	871	925
Consumer and other loans	672	448	283	129	124

Total	$8,981	$6,086	$4,259	$3,268	$2,740

At December 31, of each period presented below, loan balances by category as a percentage of gross loans were as follows:

	2008	2007	2006	2005	2004
Commercial, financial and agricultural	11.0%	10.2%	13.5%	14.1%	14.3%
Real-estate construction	26.8%	28.7%	26.9%	23.7%	17.2%
Real-estate 1-4 family	28.6%	30.9%	27.6%	30.7%	32.2%
Real-estate commercial	28.5%	23.7%	25.8%	26.8%	31.5%
Consumer and other loans	5.1%	6.5%	6.2%	4.7%	4.8%

Total (1)	100.00%	100.0%	100.0%	100.0%	100.0%

(1)	Does not include mortgage loans held for sale
Allowance for Loan Losses
The allowance for loan losses increased $2,895 or 47.6% to $8,981 at December 31, 2008 compared to $6,086 at December 31, 2007. The increase in the allowance was based on the factors discussed in the Asset Quality section above. In considering the adequacy of our allowance for loan losses, management has focused on changes in the economy at local and national levels that can bear an impact on the overall risk associated with our loan portfolio as well as increases in specific credit risks identified in our loan portfolio as a result of the changes in market conditions.
Although our loan portfolio is concentrated in Middle Tennessee, management does not believe this geographic concentration presents an abnormally high risk. At December 31, 2008 the following loan concentrations exceeded 10% of total loans: commercial real estate loans, 1-4 family residential loans, construction loans, and commercial, financial, and agricultural loans. Management does not believe that this concentration presents abnormally high risk. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.
Securities
At December 31, 2008, we owned $76,497 in securities, compared to $80,933 at year end 2007. The $4,436 decrease in total securities in 2008 was primarily a result of the Company liquidating a portion of the security portfolio to reinvest in higher yield loans. The unrealized gains on securities at year end 2008 were $152, net of tax. The investment portfolio was 10.7% of total assets at December 31, 2008, and 12.7% of total assets at December 31, 2007. All of the Company’s securities are classified as available for sale. The Company’s investment portfolio is used to provide interest income and liquidity and for pledging purposes to secure public fund deposits.
Unrealized losses on securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold until maturity or until recovery, and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or normal liquidity returns to the marketplace.
Management evaluates securities for other-than-temporary impairment on at least a quarterly basis and the investment committee makes such an evaluation on an annual basis. These evaluations are made more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
At year end 2008, 16.7% of the Company’s securities available for sale were reported at an unrealized loss. In the event that securities were to be sold for liquidity purposes, there are sufficient holdings not in an unrealized loss position that could be sold, so that the Company would not be forced to sell the securities reporting an unrealized loss. The Company is further limited in the amount of securities that can be sold due to pledging requirements for Bank liabilities. Management considers security holdings in excess of our pledging requirement to be available for liquidity purposes. Sale of such holdings would not impair our ability to hold the securities reporting an unrealized loss until the loss is recovered or until maturity.
At year end 2008, the Company held $5,000 in trust preferred securities issued by Tennessee Commerce Statutory Trust. Other than this investment, the Company did not hold securities of any one issuer, other than U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity as of December 31, 2008 or 2007.
The carrying value of securities at December 31 is summarized as follows:

	December 31, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total

U.S. Government sponsored entities	$4,496	5.9%	$15,919	19.6%
Mortgage-backed securities	54,783	71.6%	54,119	66.9%
State and municipals	8,457	11.0%	6,233	7.7%
Other debt securities	8,761	11.5%	4,662	5.8%

Total	$76,497	100.0%	$80,933	100.0%

	December 31, 2006
	Amount	% of Total

U.S. Government sponsored entities	$19,776	56.2%
Mortgage-backed securities	7,857	22.3%
State and municipals	6,092	17.3%
Other debt securities	1,486	4.2%

Total	$35,211	100.0%

The following table presents the carrying value by maturity distribution of the investment portfolio, along with weighted average yields thereon, as of December 31, 2008:

	Within	1-5	5-10	Beyond
	1 Year	Years	Years	10 Years	Total
U.S. Government sponsored entities	$-	$4,496	$-	$-	$4,496
State and municipals	-	-	3,619	4,838	8,457
Other debt securities	-	5,000	982	2,779	8,761

Total debt securities	$-	$9,496	$4,601	$7,617	$21,714

Weighted average yield(tax equivalent)	-	5.20%	5.56%	5.80%	5.49%

Mortgage-backed securities					$54,783

Weighted average yield					5.37%

Premises and Equipment
In 2008, fixed assets, net of depreciation, increased $997. The largest component of the increase in fixed assets consisted of $1,274 due to the completion of the Bank’s new Thompson’s Station branch located in Williamson County.
Rent expense was $409 in 2008, compared to $288 in 2007. The increase was due to the new lease on the land for the new branch in Thompson’s Station, Tennessee, and the increase in the number of ATMs.
Deposits
We rely on having a growing deposit base to fund loan and other asset growth. Total deposits were $599,318 at December 31, 2008, compared to $559,303 at December 31, 2007. The following table sets forth the composition of the deposits at December 31:

	2008		2007
	Amount	% of Total	Amount	% of Total

Noninterest-bearing demand accounts	$45,848	7.7%	$52,272	9.3%
Interest-bearing demand accounts	88,426	14.7%	81,637	14.6%
Savings accounts	18,508	3.1%	21,065	3.8%
Time deposits greater than $100,000	167,708	28.0%	145,735	26.1%
Other time deposits	278,828	46.5%	258,594	46.2%

Total	$599,318	100.0%	$559,303	100.0%

The majority of deposits continue to be in time deposits. Time deposits (certificate of deposits and IRAs) totaled $446,536, or 74.5% of total deposits. Time deposits less than $100 were $278,828 at December 31, 2008, which is an increase of $20,234 from year end 2007. The majority of the increase in time deposits less than $100 was from broker deposits. Total brokered time deposits were $52,038 at December 31, 2008 with a weighted average rate of 3.04% compared to $23,413 in 2007, with a weighted rate of 5.06%. Management chose to increase broker deposits due to a favorable rate environment compared to national market time deposits and core customer deposits, particularly late in the year, and due to the loss of the surety bond insurance policy described below.
Prior to September 11, 2008 the Bank had surety bond insurance policies through The Kansas Bankers Surety Company (“Kansas”) pledged as collateral for State of Tennessee Collateral Pool public funds deposits. On that date, the Bank was notified that Kansas would exit out of the bank deposit guaranty bond business for all banks. Under Tennessee law, surety bonds pledged to the Tennessee Collateral Pool must be issued by carriers who have the highest claims paying ability rating offered by two nationally recognized ratings services and must be approved by the State Funding Board. As of year end 2008, there were no other insurance companies that had been approved under the Tennessee law. As a result, the Bank is required to pledge other bank securities to secure public funds deposits with the Tennessee Collateral Pool. Additional securities were purchased in order to meet the pledging requirement. The Bank obtained $15,164 in broker deposits in the third quarter of 2008 for the purpose of purchasing the needed securities for pledging, contributing to the significant increase in 2008 broker deposits over 2007.
Personal CDs were $104,757 at December 31, 2008 with a weighted average rate of 3.44%. Personal time deposits decreased $20,557 over 2007. The decrease in personal CDs is primarily due to the 2007 balance being unusually high as a result of a variable rate product that was offered during 2007 that allowed the rate for the CD to change once during its term, at the customer’s discretion. Due to the falling rate environment during 2008, this product was not attractive to customers and the Bank discontinued the product. Due to competitive pricing pressures in the Bank’s new and existing markets, the Bank historically pursued additional funding at a slightly higher interest rate in national market deposits. During 2008, the lower rates available for broker deposits resulted in less growth for national market CDs. At December 31, 2008, 64.6% of total deposits were considered local or core deposits (deposits other than broker CDs, national market CDs, and state, county, and municipal CDs), compared to 63.7% at year end 2007. Broker deposits increased from 4.1% to 8.7% of total deposits during 2008. National market CDs decreased from 6.6% to 6.4% during 2008. At December 31, 2008, national market time deposits totaled $121,572, with a weighted average rate of 4.13%. At December 31, 2008, we had $443,153 in time deposits maturing within two years, of which $52,038 were brokered deposits. Time deposits maturing within one year of December 31, 2008 were $416,610, or 93.3% of total time deposits. If we are not able to retain these deposits at maturity, or attract additional deposits at comparable rates, we may be required to seek higher costing deposits to replace these deposits which could negatively impact our net interest margin. The weighted average cost of all deposit accounts was 3.27% in 2008 compared to 4.33% in 2007. The weighted average rate on time deposits was 4.18% in 2008, compared to 5.28% in 2007. Management expects to seek short-term time deposit funding to match variable rate loans. These efforts, if successful, are expected to reduce interest rate risk and expand our net interest margin.
The following tables present, for the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

	Year Ended December 31,
	2008		2007		2006
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Amount	Paid	Amount	Paid	Amount	Paid

Noninterest-bearing demand deposits	$48,964	n/a	$38,112	n/a	$29,272	n/a

Interest-bearing demand accounts	88,167	1.55%	61,043	2.75%	47,022	2.24%
Savings deposits	20,717	0.61%	12,550	1.17%	8,872	1.33%
Time deposits	400,105	4.18%	316,556	5.28%	231,904	4.78%

The following table indicates the amount outstanding of time deposits of $100,000 or more and other time deposits of $100,000 or more, and respective maturities as of December 31, 2008:

3 months or less	$58,497
3 months-6 months	36,582
6 months-12 months	62,882
Over 12 months	9,747

Total	$167,708

Contractual Obligations
The Company has the following contractual obligations as of December 31, 2008:

	Less than	1 — 3	3 — 5	More than
	1 year	years	years	5 years	Total
Operating leases	$268	$516	$409	$2,932	$4,125
Time deposits	416,610	28,316	1,610	-	446,536
Short term borrowings	21,000	-	-	-	21,000
Long term borrowings	10,835	6,000	8,000	23,000	47,835
Repurchase agreements	-	-	7,000	-	7,000
Preferred stock dividends (1)	809	1,940	1,940	1,546	6,235

Total	$449,522	$36,772	$18,959	$27,478	$532,731

(1)	Reflects payments due on shares issued through the CPP on February 27, 2009. Amounts presented assume that the preferred stock will be fully redeemed on February 26, 2014.
Short-Term Borrowings
The table below includes certain information related to borrowed funds with original maturities of less than one year. The short-term borrowings are made up of federal funds purchased, a cash management line, and a short-term fixed maturity borrowing.

	2008	2007	2006
Balance at year-end	$21,000	-	-
Weighted average interest rate at year-end	1.17%	-	-
Maximum outstanding at any month-end during the year	$25,594	$14,199	$8,000
Average amount outstanding	$10,537	$4,699	$1,910
Weighted average rates during the year	1.92%	5.52%	5.45%
Long-Term Borrowings
The Company has a secured line of credit of $4,000 to assist with funding the Company’s acquisition of all of the outstanding capital stock of First National. The line of credit is secured by 100% of the Bank stock owned by the Company. At year end 2008, the balance on the line of credit was $2,835. The interest rate on the line of credit is based on the prime rate as designated in the Money Rates sections of the Wall Street Journal minus 50 bps with a floor rate of 3.75%. The rate being charged to the line as of December 31, 2008 was 3.75%. The line of credit will mature in the fourth quarter of 2009.

Subordinated Debentures
We established a Trust that issued a $3,000 floating rate trust preferred security as a part of a private offering in 2002. The Trust can currently redeem the securities at any time. The interest rate varies quarterly with interest only payments also due quarterly. The interest rate is New York Prime plus 50 basis points. The interest rate on the securities as of December 31, 2008 was 5.50%. The trust preferred security maturity date is December 31, 2032. We issued $3,000 in floating rate subordinated debentures to the Trust. The issued subordinated debentures count as Tier 1 capital for regulatory purposes. Debt issuance costs of $74 have been capitalized and are being amortized over the term of the securities. Principal officers, directors, and their affiliates at year end 2008 and 2007 owned $700 of the $3,000 subordinated debenture. The proceeds from this offering were utilized to increase the Bank’s capital by $3,000.
In 2005, we established a second Trust that issued $5,000 floating rate obligated mandatory redeemable securities through a special purpose entity as a part of pool offering. The interest is paid and the interest rate resets quarterly. The interest rate is the three month LIBOR plus 150 basis points. The interest rate on the securities as of December 31, 2008 was 3.50%. These securities mature on September 15, 2035; however, the maturity may be shortened to a date not earlier than September 15, 2010. We issued $5,000 of subordinated debentures to the Trust, which counts as Tier 1 capital for regulatory purposes. There was no debt issuance cost in obtaining the subordinated debenture. The proceeds from the pool offering were used to increase the Bank’s capital.
In 2007, the Company established a third Trust that issued $15,000 floating rate obligated mandatory redeemable securities through a special purpose entity as a part of pool offering. The interest is paid and the interest rate resets quarterly. The interest rates are 7.96% fixed for five years, and subsequently resets to the 3 month LIBOR plus 300 basis points. These securities mature on September 27, 2037; however, the maturity may be shortened to a date not earlier than December 15, 2012. They are presented in liabilities on the balance sheet and $7,482count as Tier 1 capital and the remaining $7,518 is considered as Tier II capital for regulatory purposes. The proceeds from this offering were used to finance a portion of the cash purchase price paid in connection with the acquisition of First National.
Liquidity
Our liquidity, primarily represented by cash and cash equivalents, is a result of our operating, investing and financing activities. These activities are summarized below for the three years ended December 31:

	2008	2007	2006

Net income (loss)	$(1,290)	$2,380	$2,802
Adjusted to reconcile net income (loss) to net cash provided by (used in) operating activities	(911)	1,490	(1,517)

Net cash provided by (used in) operating activities	(2,201)	3,870	1,285
Net cash from investing activities	(86,451)	(116,771)	(100,910)
Net cash from financing activities	81,178	125,113	88,972

Net change in cash and cash equivalents	(7,474)	12,212	(10,653)

Cash and cash equivalents at beginning of period	27,285	15,073	25,726

Cash and cash equivalents at end of period	$19,811	$27,285	$15,073

The adjustments to reconcile net loss to net cash from operating activities in 2008 primarily consist of mortgage banking activities, gain on sale of securities, deferred income tax benefit and provisions for loan losses. The significant components of operating activities for 2008 were a $258 gain on sale of securities, $68,024 of mortgage loans originated for sales and proceeds from the sale of mortgage loans of $63,354 which resulted in a gain of $1,025, provisions for loan loss of $5,528, and deferred income tax benefit of $1,590. The adjustments to reconcile net income to net cash from operating activities in 2007 primarily consist of mortgage banking activities and provisions for loan losses. The significant components of operating activities for 2007 were $82,697 of mortgage loans originated for sales and proceeds from the sale of mortgage loans of $82,180 which resulted in a gain of $1,212, and provisions for loan loss of $1,259.
Significant components of investing activities during 2008 were net loan originations of $86,407 and purchases of securities available for sale of $34,634, offset by the proceeds from the maturities and redemptions of securities available for sale of $17,277 and sales of $22,194 of investment securities. Significant components of investing activities during 2007 were net loan originations of $102,243, purchases of securities available for sale of $31,820, offset by the proceeds from the maturities and redemptions of securities available for sale of $20,453 and sales of $20,289 of investment securities. Net assets acquired from purchase of First National of $18,460 also contributed to cash from investing activities.
Significant financing activities during 2008 included net increase in deposits of $40,015, net proceeds from Federal Home Loan Bank advances of $21,000, net proceeds from federal funds purchased of $9,000, proceeds of $4,325 in other borrowed money, and $7,000 in proceeds from a repurchase agreement. Financing activities during 2007 included the issuance of $15,000 in trust preferred securities, net increase in deposits of $107,846, and proceeds from issuance of common stock of $4,380.
Liquidity refers to our ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the statement of cash flows, our main sources of cash flow are receipts of deposits from our customers and, to a lesser extent, repayment of loan principal and interest income on loans and securities.
The primary uses of cash are lending to Company’s borrowers and investing in securities and short-term interest earning assets. In 2008, deposit growth was less than loan demand, which necessitated additional borrowings. At December 31, 2008, we had $10,000 in FHLB letters of credit to secure public deposits. FHLB letters of credit were used to keep our security portfolio available for liquidity purposes. Other potential sources of liquidity include the sale of loans held for sale, Federal Home Loan Bank advances, acquisition of national market time deposits or broker time deposits, the purchase of federal funds, repurchase agreements or, to a lesser extent, the sale of securities available for sale from the Bank’s securities portfolio. See Note 2 for discussion of securities availability for liquidity purposes.
We consider our liquidity sufficient to meet our outstanding short and long-term needs. We expect to be able to fund or refinance, on a timely basis, our material commitments and long-term liabilities.
Off-Balance Sheet Arrangements
At December 31, 2008, we had unfunded loan commitments outstanding of $57,281 and unfunded letters of credit of $13,732. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If needed to fund these outstanding commitments, we have the ability to liquidate federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, we could sell participations in these or other loans to correspondent banks.

Capital Resources
Our total shareholders’ equity at December 31, 2008, was $36,035 compared to $37,173 at December 31, 2007, and $30,657 at December 31, 2006. The factors that changed shareholder’s equity in 2008 were the issuance of 22,600 shares of common stock under the stock option plan providing $152 in additional capital, $226 in stock based compensation, $66 in additional shares issued through the dividend reinvestment plan, and an increase in the fair value of available for sale securities, net of tax, of $88. Offsetting these increases in shareholders’ equity was a net operating loss of $1,290 and a cash dividend of $320 and repurchase of shares of common stock of $124.
As of December 31, 2008, and December 31, 2007, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Our consolidated total capital to risk-weighted assets ratios for year end 2008 and 2007 were 9.81% and 10.97%. Our consolidated Tier 1 to risk weighted assets ratios were 6.72% and 7.87% at year end 2008 and 2007. Also, our Tier 1 to average assets ratios were 6.00% and 6.76% at year end 2008 and 2007. The subordinated debentures, issued in 2002, 2005 and 2007 increased Tier 1 capital, giving the Bank the opportunity to continue its asset growth.
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
The Company applied to participate in the program during the fourth quarter of 2008 and received notification of approval for the program in the first quarter of 2009. Under the terms of the program, Treasury purchased $17,806 in Senior Preferred shares of the Company on February 27, 2009. The Senior Preferred shares have a cumulative dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend rate of 9% thereafter. In addition, under the terms of the agreement, the Company issued warrants to Treasury to purchase additional preferred shares equal to 5% of the investment in Senior Preferred shares at a discounted exercise price. Treasury exercised the warrant immediately upon investment in the Senior Preferred shares. The Warrant Preferred shares have a cumulative dividend rate of 9% per year until redeemed. Dividends on both Senior Preferred and Warrant Preferred shares are required to be paid quarterly.
Dividend requirement for the preferred shares in 2009 is $809; years 2010 through 2013 are $970; 2014, $1,564; 2015 through redemption of the shares $1,683 per year. The increase in 2014 is due to the increase in the dividend rate on the Senior Preferred shares. The Company is able to redeem all or a portion of the Senior Preferred shares at any time but may not redeem the Warrant Preferred shares unless all of the Senior Preferred shares have been redeemed. The required dividends in future periods would be reduced for any redemptions.

Return on Equity and Assets
Returns on average consolidated assets and average consolidated equity and the ratio of average equity to average assets and the dividend payout ratio for the periods indicated are as follows:

	2008	2007	2006

Return on average assets	(.20%)	0.47%	0.76%
Return on average equity	(3.45%)	6.77%	11.14%
Average equity to average assets ratio	5.70%	7.04%	6.84%
Dividend payout ratio	n/m	29.24%	20.52%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
Management uses a gap simulation model that takes cash flows into consideration. These include mortgage-backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing our pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest-bearing deposits that is actually repriceable within a year. Our cumulative one year gap position at December 31, 2008, was -6.0% of total assets. Our policy states that our one-year cumulative gap should not exceed 15% of total assets.
At year end 2008, $417,270 of $661,039 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year totaled $390,867, or 68.6% of total loans at December 31, 2008. We had $30,895 loans maturing or repricing after five years. As of December 31, 2008, we had $416,610 in time deposits maturing or repricing within one year.
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

The following illustrates the effects on net interest income of shifts in market interest rates from the rate shock simulation model.

December 31, 2008
Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease) in net interest income	5.97%	3.05%	(3.45%)	(7.66%)

December 31, 2007
Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease) in net interest income	7.07%	3.55%	(3.60%)	(7.36%)
There are more dollars at risk in income in 2008 if rates go down 200 bps, compared to 2007. There are fewer dollars at risk in income in the rate shock simulation when rates rise compared to 2008 and 2007.
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

December 31, 2008

Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease) in equity at risk	(8.30%)	(3.50)	1.10%	(0.50%)

December 31, 2007

Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease) in equity at risk	(15.63%)	(6.77%)	3.23%	4.62%
There was less impact on equity at risk in the economic value of equity simulation between 2008 and 2007.
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
The following consolidated financial statements of the Company, together with the Notes thereto and the Management Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm thereon, are included on pages F-1 to F-40 of this Annual Report on Form 10-K and are incorporated herein by reference:
•	Balance Sheets as of December 31, 2008 and 2007

•	Statements of Operations for the three years ended December 31, 2008

•	Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2008

•	Statements of Cash Flows for the three years ended December 31, 2008

•	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended December 31, 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this Item 10 will appear in, and is hereby incorporated by reference to, the information under the headings “Proposal I: Election of Directors,” “Executive Officers,” “Meetings and Committees of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2009 annual meeting of shareholders.
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
The information required by this Item 11 will appear in, and is hereby incorporated by reference to, the information under the headings “Executive and Director Compensation” and “Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2009 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain of the information required by this Item 12 will appear in, and is hereby incorporated by referenced from, the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2009 annual meeting of shareholders.
Equity Compensation Plan Information
The following table set forth certain information as of December 31, 2008 regarding compensation plans under which our equity securities are available for issuance.

Number of securities
remaining available for
	Number of securities to be	Weighted average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options, warrants and	outstanding options,	(excluding securities
	rights	warrants and rights	reflected in (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	248,127	$17.98	271,479
Equity compensation plans not approved by stockholders	-	-	-

	248,127	$17.98	271,479

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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

COMMUNITY FIRST, INC.
Date: March 16, 2009	By:	/s/ Marc R. Lively
Marc R. Lively
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Eslick E. Daniel, M.D.	Chairman of the Board	March 16, 2009

Eslick E. Daniel, M.D.

/s/ Marc R. Lively	President and Chief Executive Officer and Director	March 16, 2009

Marc R. Lively	(Principal Executive Officer)

/s/ Dianne Scroggins	Chief Financial Officer	March 16, 2009

Dianne Scroggins	(Principal Financial and Accounting Officer)

/s/ Fred C. White	Director	March 16, 2009

Fred C. White

/s/ Roger Witherow	Director	March 16, 2009

Roger Witherow

/s/ Bernard Childress	Director	March 16, 2009

Bernard Childress

/s/ Stephen Walker	Director	March 16, 2009

Stephen Walker

/s/ Randy Maxwell	Director	March 16, 2009

Randy Maxwell

/s/ H. Allen Pressnell, Jr.	Director	March 16, 2009

H. Allen Pressnell, Jr.

/s/ Dinah C. Vire	Director	March 16, 2009

Dinah C. Vire

/s/ Vasant Hari	Director	March 16, 2009

Vasant Hari

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
Community First, Inc.’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.
Based on our assessment we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria. Community First, Inc.’s independent registered public accounting firm has issued an audit report on Community First, Inc.’s internal control over financial reporting.

March 16, 2009	/s/ Marc R. Lively

(Date)	Marc R. Lively,
President and Chief Executive Officer

March 16, 2009	/s/ Dianne Scroggins

(Date)	Dianne Scroggins, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Community First, Inc.
We have audited Community First, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control— Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Community First, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Community First, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control— Integrated Framework. Issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM (Continued)
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Community First, Inc. as of December 31 2008 and 2007 and the related consolidated statements of operations, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2008, and our report dated March 16, 2009, expressed an unqualified opinion thereon.
/s/ Crowe Horwath LLP
Brentwood, Tennessee
March 16, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Community First, Inc.
We have audited the accompanying consolidated balance sheets of Community First, Inc. (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community First, Inc. at December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Community First, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2009, expressed an unqualified opinion thereon.
/s/ Crowe Horwath LLP
Brentwood, Tennessee
March 16, 2009

COMMUNITY FIRST, INC.
CONSOLIDATED BALANCE SHEETS
December 31
(Dollar amounts in thousands, except per share data)

	2008	2007
ASSETS
Cash and due from financial institutions	$11,489	$11,913
Federal funds sold	8,322	15,372

Cash and cash equivalents	19,811	27,285
Securities available for sale	76,497	80,933
Loans held for sale	6,107	5,710
Loans	570,113	490,608
Allowance for loan losses	(8,981)	(6,086)

Net loans	561,132	484,522

Restricted equity securities	2,111	1,440
Premises and equipment	18,253	17,256
Goodwill	5,204	4,622
Core deposit and customer relationship intangibles	2,383	2,812
Accrued interest receivable	2,632	3,382
Bank owned life insurance	8,085	3,848
Other real estate owned	8,041	698
Other assets	5,070	3,554

Total assets	$715,326	$636,062

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$45,848	$52,272
Interest-bearing	553,470	507,031

Total deposits	599,318	559,303

Federal Home Loan Bank advances	32,000	11,000
Subordinated debentures	23,000	23,000
Other borrowed money	4,835	510
Accrued interest payable	3,165	4,040
Repurchase agreements	7,000	-
Federal funds purchased	9,000	-
Other liabilities	973	1,036

Total liabilities	679,291	598,889

Commitments and contingent liabilities (Note 14)

Shareholders’ equity
Common stock, no par value; 5,000,000 shares authorized; 3,208,321 shares issued 2008; 3,168,960 shares issued 2007	27,546	26,695
Preferred stock, 2,500,000 authorized, 0 shares issued 2008	-	-
Retained earnings	8,337	10,414
Accumulated other comprehensive income (loss)	152	64

Total shareholders’ equity	36,035	37,173

Total liabilities and shareholders’ equity	$715,326	$636,062

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

	2008	2007	2006
Interest income
Loans, including fees	$34,713	$32,657	$24,023
Taxable securities	2,891	2,004	1,307
Tax exempt securities	326	235	209
Federal funds sold and other	321	473	250

Total interest income	38,251	35,369	25,789

Interest expense
Deposits	18,222	18,545	12,255
Federal Home Loan Bank advances and federal funds purchased	886	1,082	673
Subordinated debentures and other	1,868	979	600

Total interest expense	20,976	20,606	13,528

Net interest income	17,275	14,763	12,261
Provision for loan losses	5,528	1,259	1,018

Net interest income after provision for loan losses	11,747	13,504	11,243

Noninterest income
Service charges on deposit accounts	2,130	1,644	1,520
Mortgage banking activities	1,025	1,212	666
Net gains on sale of securities	258	19	-
Gain on sale of land	-	-	390
Investment services income	456	312	228
Earnings on bank owned life insurance policies	237	150	138
ATM income	135	119	74
Other customer fees	121	64	39
Other	141	177	70

Total noninterest income	4,503	3,697	3,125

Noninterest expenses
Salaries and employee benefits	9,049	7,096	5,451
Occupancy expense	1,459	864	550
Furniture and equipment expense	1,013	721	545
Data processing	954	873	684
Advertising and public relations	812	719	509
Audit, accounting and legal	481	368	277
Operational expenses	902	763	476
Regulatory and compliance expenses	445	254	107
ATM expense	463	331	222
Amortization of intangible asset	429	-	-
Other	3,016	2,008	1,632

Total noninterest expenses	19,023	13,997	10,453

Income (loss) before income taxes	(2,773)	3,204	3,915
Income tax (benefits) expense	(1,483)	824	1,113

Net income (loss)	$(1,290)	$2,380	$2,802

Earnings (loss) per share
Basic	$(0.40)	$0.76	$0.97
Diluted	(0.40)	0.73	0.94
See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31
(Dollar amounts in thousands, except per share data)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income (Loss)	Equity

Balance at December 31, 2005	2,873,514	$17,658	$6,503	$(144)	$24,017

Stock offering, net of issuance costs	125,460	3,761	-	-	3,761
Exercise of stock options	16,566	121	-	-	121
Tax benefit arising from the exercised stock options	-	142	-	-	142
Stock based compensation expense
Restricted stock grants	-	5	-	-	5
Stock options	-	302	-	-	302
Cash dividend declared ($.20 per share)	-	-	(575)	-	(575)
Comprehensive income
Net income	-	-	2,802	-	2,802
Other comprehensive income
Change in unrealized gain (loss) on securities available for sale, net of tax effects	-	-	-	82	82

Total comprehensive income					2,884

Balance at December 31, 2006	3,015,540	$21,989	$8,730	$(62)	$30,657

Stock offering, net of issuance costs	147,630	4,380	-	-	4,380
Exercise of stock options	5,617	61	-	-	61
Tax benefit arising from the exercised stock options	-	12	-	-	12
Stock based compensation expense
Restricted stock grants	173	22	-	-	22
Stock options	-	231	-	-	231
Cash dividend declared ($.22 per share)	-	-	(696)	-	(696)
Comprehensive income
Net income	-	-	2,380	-	2,380
Other comprehensive income
Change in unrealized gain (loss) on securities available for sale, net of tax effects	-	-	-	126	126

Total comprehensive income					2,506

Balance at December 31, 2007	3,168,960	$26,695	$10,414	$64	$37,173

See accompanying notes to consolidated financial statements.
(Continued)

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31
(Dollar amounts in thousands, except per share data)

				Accumulated
				Other	Total
		Common	Retained	Comprehensive	Shareholders’
	Shares	Stock	Earnings	Income (Loss)	Equity
Balance at December 31, 2007	3,168,960	$26,695	$10,414	$64	$37,173

Exercise of stock options	22,600	152	-	-	152
Stock based compensation expense
Restricted stock grants	939	30	-	-	30
Stock options	-	196	-	-	196
Issuance of shares of common stock through dividend reinvestment	2,198	66	-	-	66
Retirement of shares of common stock	(4,133)	(124)	-	-	(124)
Sale of shares of common stock	2,199	64	-	-	64
Stock dividends declared ($0.15 per share)	15,558	467	(467)	-	-
Cash dividend ($0.10 per share)	-	-	(320)	-	(320)

Comprehensive income
Net income (loss)	-	-	(1,290)	-	(1,290)
Other comprehensive income
Change in unrealized gain on securities available for sale, net of tax effects	-	-	-	88	88

Total comprehensive income (loss)					(1,202)

Balance at December 31, 2008	3,208,321	$27,546	$8,337	$152	$36,035

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$(1,290)	$2,380	$2,802
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation of premises and equipment	1,256	800	505
Amortization and accretion on securities	9	(35)	(3)
Amortization of core deposit and customer relationship intangibles	429	-	-
Provision for loan losses	5,528	1,259	1,018
Deferred income tax benefits	(1,590)	(348)	(429)
Mortgage loans originated for sale	(68,024)	(82,697)	(46,084)
Proceeds from sale of mortgage loans	63,354	82,180	44,659
Gain on sale of loans	(1,025)	(1,212)	(666)
Gain on sale of securities	(258)	(19)	-
Loss on sale of other real estate owned	12	29	25
Other real estate chargeoff	122	-	-
Federal Home Loan Bank stock dividends	(46)	(14)	(43)
Holding losses on loans held for sale	93	-	-
Decrease (increase) in accrued interest receivable	750	(243)	(912)
(Decrease) increase in accrued interest payable	(875)	1,421	1,113
Gain on sale of land	-	-	(390)
Compensation expense under stock based compensation	226	253	307
Earnings on bank owned life insurance policies	(237)	(150)	(138)
Tax benefit on exercise of stock options	-	(12)	(142)
Other, net	(635)	278	(337)

Net cash provided by (used in) operating activities	(2,201)	3,870	1,285

Cash flows from investing activities
Available for sale securities:
Sale of securities :
Mortgage-backed securities	20,202	-	-
Other	1,992	20,289	-
Purchases:
Mortgage-backed securities	(25,893)	(16,514)	(5,792)
Other	(8,741)	(15,306)	(15,381)
Maturities, prepayments, and calls:
Mortgage-backed securities	6,461	3,473	1,061
Other	10,816	16,980	13,001
Purchase of restricted equity securities	(655)	(139)	(199)
Redemption of restricted equity securities	30	-	-
Purchase of bank, net of cash acquired (Note 18)	-	(18,460)	-
Net increase in loans	(86,407)	(102,243)	(89,704)
Proceeds from sale of other real estate owned	1,997	81	188
Additions to premises and equipment, net	(2,253)	(4,932)	(4,084)
Purchase of bank owned life insurance policies	(4,000)	-	-

Net cash from investing activities	(86,451)	(116,771)	(100,910)
See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

	2008	2007	2006
Cash flows from financing activities
Increase in deposits	40,015	107,846	80,523
Proceeds from Federal Home Loan Bank advances	29,000	17,500	9,000
Payment on Federal Home Loan Bank advances	(8,000)	(19,500)	(4,000)
Proceeds from issuance of subordinated debentures	-	15,000	-
Proceeds from other borrowed money	4,325	8,310	-
Proceeds from federal funds purchased	9,000	-	-
Proceeds from repurchase agreements	7,000	-	-
Payments on other borrowed money	-	(7,800)	-
Proceeds from issuance of common stock	64	4,380	3,761
Proceeds from stock option exercises	152	61	121
Repurchase of common stock	(124)	-	-
Tax benefit on exercise of stock options	-	12	142
Cash paid for dividends	(254)	(696)	(575)

Net cash from financing activities	81,178	125,113	88,972

Net change in cash and cash equivalents	(7,474)	12,212	(10,653)

Cash and cash equivalents at beginning of period	27,285	15,073	25,726

Cash and cash equivalents at end of period	$19,811	$27,285	$15,073

Supplemental disclosures of cash flow information:
Cash paid during year for:
Interest	$21,851	$19,178	$12,415
Income taxes	830	1,130	1,470
Supplemental noncash disclosures
Transfer from loans to other real estate owned	9,474	703	61
Transfer from loans held for sale to portfolio loans	5,298	-	-
Issuance of common stock through dividend reinvestment	66	-	-
See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Principles of Consolidation: The consolidated financial statements include Community First, Inc. and its wholly-owned subsidiary as of December 31, 2008, Community First Bank & Trust (the “Bank”), which together are referred to as the “Company”. During 2007, Community First, Inc. acquired First National Bank of Centerville (“First National”) in a cash purchase transaction. On January 31, 2008, First National was merged with and into the Bank, with the Bank as the surviving entity. Intercompany transactions and balances are eliminated in consolidation
The Company provides financial services through its offices in Maury, Williamson, Rutherford and Hickman Counties, in Tennessee. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flow from operations of businesses. The significant loan concentrations that exceed 10% of total loans are as follows: commercial real estate loans, 1-4 family residential loans, construction loans, and commercial, financial, and agricultural loans. The customers’ ability to repay their loans is dependent, however, on the real estate and general economic conditions in the Company’s market areas. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.
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
Cash Flows: Cash and cash equivalents include cash and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.
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
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at cost, which approximates market value. Loans held for sale are considered short term with the time frame being less than 90 days from when the Company funds the loan held for sale until the loan is purchased by a third party investor. Under normal course of business, at the time of funding of the loan held for sale by the Company there is a commitment from a third party investor to purchase the loan held for sale. The Company recognizes revenue upon purchase of the loan held for sale by the third party investor with the Company receiving a service release premium from the third party investor.
Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of an allowance for loan losses. Interest income is accrued on the unpaid principal balance.
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
Loans originated to facilitate the sale of other real estate owned that exceed a loan balance to collateral value ratio of more than a certain percentage, depending on the loan type, are reclassified as other real estate owned on the balance sheet. When the loan balance to collateral value becomes less than 80%, the loans are reported with other loans.
Purchased Loans: In 2007, the Company purchased a group of loans in a business combination. Purchased loans that showed evidence of credit deterioration since origination were recorded at the allocated fair value in a purchase business combination, such that there was no carryover of the seller’s allowance for loan losses. The purchased loans are included in the Bank’s loan portfolio and evaluated for any additional deterioration in credit quality under the Bank’s credit review processes for other loans. Additional losses identified, if any, are recorded through the Bank’s provision for loan losses. The excess of expected cash flows over allocated fair value of the loans is amortized into interest income over the remaining life of the loans.
Allowance for Loan Loss: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using the nature and volume of the portfolio, information about specific borrower situations, and estimated collateral values, economic conditions, and other factors in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 114, Accounting by Creditors for Impairments of a loan and SFAS 5, Accounting for Contingencies. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loans that, in management’s judgment, should be charged off.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
The allowance for loan losses is maintained at a level management believes will be adequate to absorb probable incurred losses on existing loans at the balance sheet date. Provision to and adequacy of the allowance for loan losses are based on the evaluation of the loan portfolio utilizing objective and subjective criteria, in accordance with SFAS 114 and SFAS 5. The objective criteria primarily include an internal grading system and specific allocations for impaired loans. The Company utilizes a historical analysis to validate the overall adequacy of the allowance for loan losses in accordance with SFAS 5. The subjective criteria take into consideration such factors as changes in the nature and volume of the portfolio, overall portfolio quality, and business conditions that may affect the borrowers’ ability to pay, and other relevant factors. Changes in any of these criteria or the availability of new information could require adjustments of the allowance for loan losses in future periods.
Under SFAS 114, a loan is impaired when it is probable that the Bank will be unable to collect all amounts due (including both interest and principal) according to the contractual terms of the loan agreement. Generally, a loan is impaired for purposes of SFAS 114 if it exhibits the same level of weaknesses and probability of loss as loans (or portions of loans) classified substandard, doubtful or loss. Commercial and commercial real estate loans are individually evaluated for impairment. Consumer and residential real estate loans are also individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate, or at the fair value of collateral, net of selling costs, if repayment is expected solely from the collateral.
The Bank automatically places loans on non-accrual when they become 90 days past due, however; when in management’s opinion the borrower may be unable to meet payments the loan may be placed on non-accrual at that time even if not then 90 days past due. The accrual of interest on impaired loans is discontinued when, in management’s opinion, the Company may be unable to collect all outstanding principal and accrued interest, unless the loan is well secured and in process of collection. When interest is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received.
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
Gains and losses from the sale of foreclosed assets and real estate are recorded in other noninterest income, and expenses used to maintain the properties are included in other noninterest expense. If the fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.
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
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Restricted Equity Securities: These securities consist primarily of Federal Home Loan Bank (“FHLB”) and Silverton Financial Services, Inc (“Silverton”) stock. The Bank is a member of the FHLB system. Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. These securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
Bank Owned Life Insurance: The Bank has purchased life insurance policies on certain key executives. In accordance with EITF 06-05, bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
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
Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock awards issued to employees, based on the fair value of these awards at the date of grant. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock awards. Compensation cost is recognized over the required service period, generally defined as the vesting period.
Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Deferred tax assets are recognized for net operating loss carryforwards for state purposes that expire primarily in 2023 because the benefit is more likely than not to be realized.

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
Employee Stock Purchase Plan: During 2008, the Company approved the Community First, Inc. Employee Stock Purchase Plan (the “Plan”). Under the Plan, eligible employees may elect for the Company to withhold a portion of their periodic compensation and purchase common shares of the Company at a purchase price equal to 95% of the closing market price of the shares of common stock on the last day of the three-month trading period. Expenses for the plan consist of administrative fees from the Company’s transfer agent and are immaterial.
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
Dividend Restriction: Banking regulations require maintaining certain capital levels and may limit the dividends paid by the Bank to the Company or by the Company to shareholders.

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
Adoption of New Accounting Standards:
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP, delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material. In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset when the Market for That Asset Is Not Active. This FSP clarifies the application of FAS 157 in a market that is not active. The impact of adoption was not material.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard was effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.
In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue was effective for fiscal years beginning after December 15, 2007. The impact of adoption had no impact on the Company’s consolidated financial statements.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 was effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The impact of adoption was not material.
In December 2007, the SEC issued SAB No. 110, which expresses the views of the SEC regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123(R), Share-Based Payment. The SEC concluded that a company could, under certain circumstances, continue to use the simplified method for share option grants after December 31, 2007. The Company does not use the simplified method for share options and therefore SAB No. 110 has not impact on the Company’s consolidated financial statements.
Effect of Newly Issued But Not Yet Effective Accounting Standards:
In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this standard did not have a material effect on the Company’s results of operations or financial position during 2009.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133”. FAS No. 161 amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities. FAS No. 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements. FAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard did not have a material effect on the Corporation’s results of operations or financial position during 2009.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

NOTE 2 — SECURITIES AVAILABLE FOR SALE
The fair value of securities available for sale and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) for 2008 and 2007 were as follows:

		Gross	Gross
	Fair	Unrealized	Unrealized
	Value	Gains	Losses
2008
U.S. government sponsored entities	$4,496	$96	$-
Mortgage-backed	54,783	1,200	(19)
State and municipals	8,457	69	(211)
Other	8,761	-	(880)

Total	$76,497	$1,365	$(1,110)

2007
U.S. Government sponsored entities	$15,919	$52	$-
Mortgage-backed	54,119	178	(163)
State and municipals	6,233	49	(26)
Other	4,662	14	-

Total	$80,933	$293	$(189)

Sales of available for sale securities were as follows:

	2008	2007
Proceeds	$22,194	$20,289
Gross gains	258	28
Gross losses	-	(9)
Tax provision related to the net realized gains for 2008 and 2007 was $99 and $7, respectively.
The fair value of debt securities at December 31, 2008 by contractual maturity is set forth below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

Fair Value
Due in one year or less	$-
Due after one through five years	9,496
Due after five through ten years	4,601
Due after ten years	7,617
Mortgage-backed	54,783

Total	$76,497

Securities carried at $51,350 and $38,890 at December 31, 2008 and 2007, were pledged to secure deposits and for other purposes as required or permitted by law.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

NOTE 2 — SECURITIES AVAILABLE FOR SALE (Continued)
At year end 2008, the Company held $5,000 in trust preferred securities issued by Tennessee Commerce Statutory Trust. Other than this investment, the Company did not hold securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity as of December 31, 2008 or 2007.
The following table shows securities with unrealized losses and their fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of December 31, 2008 and 2007.

	Less than 12 Months		12 Months or More		Total
2008
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Mortgage-backed	$2,857	$(11)	$993	$(8)	$3,850	$(19)
State and municipals	4,734	(204)	443	(7)	5,177	(211)
Other	3,761	(880)	-	-	3,761	(880)

Total temporarily impaired	$11,352	$(1,095)	$1,436	$(15)	$12,788	$(1,110)

	Less than 12 Months		12 Months or More		Total
2007
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Mortgage-backed securities	$11,510	$(123)	$4,323	$(40)	$15,833	$(163)
State and municipals	-	-	2,244	(26)	2,244	(26)

Total temporarily impaired	$11,510	$(123)	$6,567	$(66)	$18,077	$(189)

Unrealized losses on securities have not been recognized into income because the securities are of high credit quality, management has the intent and ability to hold until maturity or until recovery, and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or normal liquidity returns to the marketplace.
Management evaluates securities for other-than-temporary impairment on at least a quarterly basis and the investment committee makes such an evaluation on an annual basis. These evaluations are made more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

NOTE 2 — SECURITIES AVAILABLE FOR SALE (Continued)
At year end 2008, 16.7% of the Company’s securities available for sale were reported at an unrealized loss. In the event that securities were to be sold for liquidity purposes, there are sufficient holdings not in an unrealized loss position that could be sold, so that the Company would not be forced to sell the securities reporting an unrealized loss. The Company is further limited in the amount of securities that can be sold due to pledging requirements for Bank liabilities. Management considers security holdings in excess of our pledging requirement to be available for liquidity purposes. Sale of such holdings would not impair our ability to hold the securities reporting an unrealized loss until the loss is recovered or until maturity.
NOTE 3 — LOANS
Loans outstanding by category at December 31, 2008 and 2007, were as follows:

	2008	2007
Real estate
Construction	$152,937	$140,905
1-4 family residential	163,211	151,478
Commercial	162,475	116,327
Other	4,779	4,567
Commercial, financial and agricultural	62,674	50,240
Consumer	13,965	14,969
Tax exempt	354	-
Other	9,718	12,122

	$570,113	$490,608

During 2008, the Bank originated $5,391 of residential mortgage loans intended to be sold to secondary market investors that were not subsequently sold. As a result, the Bank transferred these loans at fair value to the Bank’s regular loan portfolio. The fair value adjustment resulted in a loss of $93. The principal balance and carrying value of loans reclassified from held for sale to portfolio loans was $5,027 and $4,935 at December 31, 2008.
Changes in the allowance for loan losses were as follows:

	2008	2007	2006
Balance at beginning of year	$6,086	$4,259	$3,268
Increase due to acquisition of First National	-	730	-
Provision for loan losses	5,528	1,259	1,018
Loans charged off	(2,753)	(212)	(50)
Recoveries	120	50	23

Balance at end of year	$8,981	$6,086	$4,259

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

NOTE 3 — LOANS (Continued)
Individually impaired loans were as follows:

	2008	2007	2006
Year-end loans with no allocated allowance for loan losses	$51	$1,439	$-
Year-end loans with allocated allowance for loan losses	4,150	2,506	1,416

Total	$4,201	$3,945	$1,416

Amount of the allowance for loan losses allocated	$1,503	$599	$149

	2008	2007	2006
Average of impaired loans during the year	$3,884	$1,736	$361
Interest income recognized during impairment	314	145	12
Cash-basis interest income recognized	211	149	12
Nonperforming loans were as follows:

	2008	2007	2006
Loans past due over 90 days still on accrual	$7	$-	$-
Nonaccrual loans	3,357	2,764	1,059
Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
As a result of the First National acquisition in 2007, the Company has acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. A summary of these loans is as follows:

	Contractually Required	Basis in Acquired Loans at
	Payments at Acquisition	Acquisition

Real Estate	$119	$37
Consumer	74	33

Outstanding balance at acquisition	193	70

Carrying amount, net of allowance of $57 and $98 at December 31, 2008 and 2007 was $22 and $67, respectively.
At the acquisition date, the company could not reasonably estimate the cash flows expected to be collected. Therefore, an accretable yield has not been established and income is not recognized on these loans except to the extent that cash collected exceeds the carrying value.
During 2008 and 2007, the Company collected cash in excess of the carrying value in the amount of $18 and $1, and this amount was recognized as interest income.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

NOTE 4 — PREMISES AND EQUIPMENT
Year end premises and equipment were as follows:

	2008	2007

Land	$2,948	$2,743
Buildings and improvements	13,180	11,725
Furniture and equipment	6,317	5,800
Construction in process	-	81

	22,445	20,349
Less: Accumulated depreciation	(4,192)	(3,093)

	$18,253	$17,256

Depreciation expense for the years ended 2008, 2007, and 2006 was $1,256, $800, and $505, respectively.
The Bank leases certain branch properties and equipment under operating leases. Rent expense for 2008, 2007, and 2006 was $409, $288, and $162, respectively. Rent commitments under noncancelable operating leases including renewal options were as follows:

2009	$268
2010	259
2011	257
2012	212
2013	197
Thereafter	2,932

$4,125

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The change in balance for goodwill during the year is as follows:

	2008	2007

Beginning of year	$4,622	$-
Acquired goodwill	-	4,622
Adjustment of purchase price allocation	582	-

End of year	$5,204	$4,622

Adjustments to purchase price allocation were primarily due to deferred tax assets related to changes in fair value estimation of assets and liabilities acquired.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS (Continued)
Acquired Intangible Assets
Acquired intangible assets resulting from the Company’s acquisition of First National were as follows at year end:

	2008		2007
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit and customer relationship intangibles	$2,812	$(429)	$2,812	$-
Amortization expense of $429 and $0 were recognized in 2008 and 2007, respectively.
Estimated amortization expense for each of the next five years is as follows:

2009	$318
2010	275
2011	239
2012	199
2013	137
NOTE 6 — DEPOSITS
Deposits at December 31, 2008 and 2007, are summarized as follows:

	2008	2007

Noninterest-bearing demand accounts	$45,848	$52,272
Interest-bearing demand accounts	88,426	81,637
Savings accounts	18,508	21,065
Time deposits greater than $100,000	167,708	145,735
Other time deposits	278,828	258,594

	$599,318	$559,303

At December 31, 2008, scheduled maturities of time deposits are as follows:

2009	$416,610
2010	26,543
2011	1,773
2012	985
2013	625

$446,536

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

NOTE 6 — DEPOSITS (Continued)
Included in other time deposits above are brokered time deposits of $52,038 at December 31, 2008, with a weighted rate of 3.04% and $23,413 with a weighted rate of 5.06% at December 31, 2007. These deposits represent funds which the Bank obtained, directly, or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposits to third parties. As of December 31, 2008 the Bank has $42,027 of brokered deposits that are scheduled to mature in 2009 and $10,011 scheduled to mature in 2010.
In addition, the Bank has $121,572 in national market deposits which are purchased by customers through a third-party internet site. Of these national market time deposits, $114,739 are scheduled to mature in 2009, $5,645 in 2010 and $1,188 in 2011.
NOTE 7 — OTHER BORROWINGS
The Company has a secured line of credit of $4,000 to assist with funding the Company’s acquisition of all of the outstanding capital stock of First National. The line of credit is secured by 100% of the Bank stock owned by the Company. At year end 2008, the balance on the line of credit was $2,835. The interest rate on the line of credit is based on the prime rate as designated in the Money Rates sections of the Wall Street Journal minus 50 bps with a floor rate of 3.75%. The rate being charged to the line as of December 31, 2008 was 3.75%. The line of credit will mature in the fourth quarter of 2009.
On December 30, 2008, the Company obtained an unsecured loan of $2,000 to provide liquidity and additional capital for the Bank. The balance of the loan, including accrued interest is due June 30, 2009. Interest rate on the loan is a variable rate equal to the prime rate as designated in the Money Rates sections of the Wall Street Journal, with a floor rate of 5.00%. The rate being charged to the loan as of December 31, 2008 was 5.00%.
NOTE 8 — FEDERAL HOME LOAN BANK ADVANCES
The Bank has established a line of credit with the Federal Home Loan Bank (FHLB), which is secured by a blanket pledge of 1-4 family residential mortgage loans, commercial real estate loans and open end home equity loans. The extent of the line is dependent, in part on available collateral. The arrangement is structured so that the carrying value of the loans pledged amounts to 125% on residential 1-4 family loans, 300% on commercial real estate, and 400% of open end home equity loans of the principal balance of the advances from the FHLB. To participate in this program, the Bank is required to be a member of the FHLB and own stock in the FHLB. The Bank had $1,449 of such stock at December 31, 2008, to satisfy this requirement.
At December 31, 2008 and 2007, advances from the FHLB totaled $22,000 and $11,000. The fixed interest rates on these advances range from 2.71% to 5.60% at December 31, 2008 and 3.81% to 5.67% at December 31, 2007. The weighted average rates at December 31, 2008 and 2007 were 3.50% and 5.28%. The FHLB advance maturities ranged from June 2009 to May 2013 at December 31, 2008. Each FHLB advance is payable at its maturity, with a prepayment penalty for all fixed rate advances. At December 31, 2008 and 2007, undrawn standby letters of credit with the FHLB totaled $10,000. The standby letter of credit matured in January 2009 and in January 2009, was renewed for an additional one year term. The letter of credit is used as a pledge to the State of Tennessee Bank Collateral Pool. Qualifying loans totaling $304,614 were pledged as

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

NOTE 8 — FEDERAL HOME LOAN BANK ADVANCES (Continued)
security under a blanket pledge agreement with the FHLB at December 31, 2008.
Maturities of the advances from the FHLB are as follows:

2009	$8,000
2010	-
2013	8,000

$22,000

The Company also has a cash management line of credit with the FHLB totaling $10,000 that will mature July 2009. At December 31, 2008, the line was fully drawn. The interest rate on the line varies daily based on the federal funds rate. The rate for the line of credit was 0.62% at December 31, 2008.
NOTE 9 — SUBORDINATED DEBENTURES
In 2002, the Company borrowed $3,000 of floating rate mandatory redeemable securities through a special purpose entity as part of a private offering. The securities mature on December 31, 2032; however, the Company can currently repay the securities at any time without penalty. The interest rate on the securities as of December 31, 2008 was 5.50%. The securities bear interest at a floating rate equal to the New York Prime rate plus .50 basis points. They are presented in liabilities on the balance sheet and count as Tier 1 capital for regulatory capital purposes. Debt issuance costs of $74 have been capitalized and are being amortized over the term of the securities. Principal officers, directors, and their affiliates at year end 2008 and 2007 owned $700 of the $3,000 subordinated debentures. The proceeds from this offering were utilized to increase the Bank’s capital by $3,000.
In 2005, the Company borrowed $5,000 of floating rate mandatory redeemable securities through a special purpose entity as part of a pool offering. These securities mature on September 15, 2035, however, the maturity may be shortened to a date not earlier than September 15, 2010. The interest rate on the securities as of December 31, 2008 was 3.50%. The securities bear interest at a floating rate equal to the 3-Month LIBOR plus 1.50%. They are presented in liabilities on the balance sheet and count as Tier 1 capital for regulatory purposes. There was no debt issuance cost in obtaining the subordinated debenture. The proceeds from the pool offering was used to increase the Bank’s capital.
In 2007, the Company borrowed $15,000 of redeemable securities through a special purpose entity as part of a pool offering. These securities mature in 2037, however, the maturity may be shortened to a date not earlier than December 15, 2012. The interest rate on the securities is 7.96% until December 15, 2012, and thereafter the securities bear interest at a floating rate equal to the 3-month LIBOR plus 3.0%. They are presented in liabilities on the balance sheet and $7,482 count as Tier 1 capital and the remaining $7,518 is considered as Tier II capital for regulatory purposes. There was no debt issuance cost in obtaining the subordinated debenture. The proceeds were used to help fund the acquisition of First National.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

NOTE 10 — OTHER BENEFIT PLANS
401(k) Plan: A 401(k) benefit plan allows employee contributions up to 15% of their compensation, of which the Company will match 100% of the first 4% the employee contributes to their 401(k) annually for all periods presented. Expense for 2008, 2007, and of 2006 was $199, $172 and $89, respectively.
Deferred Compensation and Supplemental Retirement Plans: Deferred compensation and supplemental retirement plan (“SERP”) expense allocates the benefits over years of service. The Bank approved the SERP in 2006. The SERP will provide certain Company officers with benefits upon retirement, death, or disability in certain prescribed circumstances. SERP expense was $135 in 2008, $240 in 2007 and $79 in 2006, resulting in a deferred compensation liability for the last three years of $483, $348 and $107.
NOTE 11 — INCOME TAXES
The components of income tax expense (benefit) are summarized as follows:

	2008	2007	2006

Current
Federal	$107	$1,172	$1,542
State	-	-	-

Total current taxes	107	1,172	1,542

Deferred
Federal	(1,014)	(126)	(232)
State	(576)	(222)	(146)

Total deferred taxes	(1,590)	(348)	(378)

Change in valuation allowance	-	-	(51)

Income tax expense (benefit)	$(1,483)	$824	$1,113

A reconciliation of actual income tax expense (benefit) in the financial statements to the expected tax benefit (computed by applying the statutory Federal income tax rate of 34% to income before income taxes) is as follows:

	2008	2007	2006
Federal statutory rate times financial statement income (loss)	$(943)	$1,089	$1,331
Effect of:
Bank owned life insurance	(81)	(51)	(71)
Tax-exempt income	(120)	(84)	(48)
State income taxes, net of federal income effect	(380)	(147)	(96)
Expenses not deductible for U.S. income taxes	45	40	35
Compensation expense related to SFAS 123R	58	70	98
General business credit	(66)	(66)	(66)
Change in valuation allowance	-	-	(51)
Other expense (benefit), net	4	(27)	(19)

Income tax expense (benefit)	$(1,483)	$824	$1,113

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

NOTE 11 — INCOME TAXES (Continued)
The tax effect of each type of temporary difference that gives rise to net deferred tax assets and liabilities is as follows:

	2008	2007
Deferred tax assets:
Allowance for loan losses	$3,279	$2,145
Net operating loss carry forward	458	207
Deferred compensation	185	133
Tax credit carryforwards	307	-
Other	161	94

	$4,390	$2,579

Deferred tax liabilities:
Prepaids	$(261)	$(186)
Depreciation	(1,383)	(501)
Federal Home Loan Bank stock	(79)	(61)
Core deposit intangible	(912)	(1,077)
Intercompany dividend	(214)	(215)
Unrealized gain on securities	(104)	(40)
Other	(198)	(84)

	$(3,151)	$(2,164)

Balance at end of year	$1,239	$415

At year end 2008, the Company had net operating loss carryforwards for state tax purposes of approximately $10,700, which begin to expire in 2021. The Company has evaluated this deferred tax asset and believes it is more likely than not that the net operating loss will be utilized prior to its expiration.
The Company currently has no unrecognized tax benefits that, if recognized, would favorably affect the effective income tax rate in future periods. The Company does not expect any unrecognized tax benefits to significantly increase or decrease in the next twelve months. It is the Company’s policy to recognize any interest accrued related to unrecognized tax benefits in interest expense, with any penalties recognized as operating expenses.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Tennessee. The Company is no longer subject to examination by taxing authorities for tax years before 2006.
NOTE 12 — RELATED PARTY TRANSACTIONS
Loans to principal officers, directors, and their affiliates in 2008 were as follows:

Beginning balance	$4,159
New loans	1,559
Repayments	(1,517)

Ending balance	$4,201

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

NOTE 12 — RELATED PARTY TRANSACTIONS (Continued)
Deposits from principal officers, directors, and their affiliates at year-end 2008 and 2007 were $5,169 and $3,407, respectively. Principal officers, directors, and their affiliates at year end 2008 and 2007 owned $700 of the $3,000 subordinated debentures due December 31, 2032. At December 31, 2008, the approved available unused lines of credit on related party loans were $1,505.
NOTE 13 — STOCK BASED COMPENSATION
Prior to the Company’s bank holding company reorganization, the Bank had in place the Community First Bank & Trust Stock Option Plan for organizers of the Bank and certain members of management and employees. In connection with the bank holding company reorganization, this plan was amended and replaced in its entirety by the Community First, Inc. Stock Option Plan in October 2002. There were 342,000 shares authorized by the Stock Option Plan in 2002. Additionally, the Community First, Inc. 2005 Stock Incentive Plan was approved at the stockholders meeting on April 26, 2005 authorizing shares of 450,000. The plans allow for the grant of options and other equity securities to key employees and directors. Exercise price is the market price at the date of grant. The organizer options vested ratably over three years and other non-qualified options vest ratably over four years. The employee options vest ratably from two to four years and the management options vest ratably over six years. All options expire within ten years from the date of grant. The Company has 271,479 authorized shares available for grant as of December 31, 2008. The Company recognized $196, $231, and $302 as compensation expense resulting from stock options and $30, $22, and $5 as compensation expense resulting from restricted stock awards in 2008, 2007, and 2006 respectively. The total income tax benefit from non-qualified stock options was $0 in 2008, $12 in 2007 and $142 in 2006.
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
The fair value of options granted was determined using the following weighted average assumptions at grant date.

	2008	2007	2006
Risk-free interest rate	3.88%	5.04%	5.07%
Expected option life	7 years	7 years	7 years
Expected stock price volatility	12.64%	14.00%	16.06%
Dividend yield	0.73%	0.74%	1.00%

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

NOTE 13 — STOCK BASED COMPENSATION (Continued)
A summary of option activity under the Company’s stock incentive plans for 2008 is presented in the following table:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term in	Intrinsic
	Shares	Price/Share	Years	Value
Options outstanding January 1, 2008	257,877	$16.15
Granted	39,300	30.00
Options exercised	(22,600)	6.70
Forfeited or expired	(26,450)	27.62

Options outstanding December 31, 2008	248,127	$17.98	4.62	$1,487

Vested or expected to vest	248,127	$17.98	4.62	$1,487

Exercisable at December 31, 2008	188,039	$14.20	3.28	$2,500

Information related to the stock incentive plans during each year is as follows:

	2008	2007	2006
Intrinsic value of options exercised	$527	$108	$370
Cash received from option exercises	152	61	121
Tax benefit realized from option exercises	-	12	142
Weighted average fair value of options granted	6.94	8.46	8.46
As of December 31, 2008, there was $405 of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock incentive plans. The cost is expected to be recognized over a weighted average period of 2.4 years.
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
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

NOTE 13 — STOCK BASED COMPENSATION (Continued)
The following table is a summary of changes in the Company’s nonvested shares from the issuance of restricted stock.

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2008	2,470	$29.86
Granted	466	30.00
Vested	(939)	29.63
Forfeited	-	-

Nonvested at December 31, 2008	1,997	$30.00

Non-fully vested grants of restricted stock as of December 31, 2008 were as follows:

Date of Grant	Shares
First Quarter 2007	1,531
First Quarter 2008	466

1,997

Unrecognized compensation cost related to these awards, as of December 31, 2008 was $36. The unrecognized compensation cost is expected to be recognized over a weighted-average period of 1.20 years.
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
The contractual amount of financial instruments with off-balance sheet risk was as follows at year end 2008 and 2007:

	2008		2007
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Unused lines of credit	$3,719	$53,292	$3,084	$71,946
Letters of credit	-	13,732	-	4,409
Commitments to make loans	270	-	-	7,990
Loans sold with recourse	27,704	-	37,154	-
These commitments are generally made for periods of one year or less. The fixed rate unused lines of credit have interest rates ranging from 4.50% to 10.00% and maturities ranging from 1 to 19 years.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

NOTE 15 — REGULATORY MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2008, the Company and the Bank met all capital adequacy requirements to which they were subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2008 and 2007, the most recent regulatory notifications categorized the Bank and First National (merged into Bank during the first quarter of 2008) as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institutions’ category.
The Company’s and its subsidiary banks’ capital amounts and ratios at December 31, 2008 and 2007, were as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
2008	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$61,070	10.19%	$47,923	8.00%	$59,903	10.00%
Consolidated	58,910	9.81%	48,029	8.00%	N/A	N/A

Tier 1 to risk weighted assets
Community First Bank & Trust	$53,564	8.94%	$23,961	4.00%	$35,942	6.00%
Consolidated	40,373	6.72%	24,015	4.00%	N/A	N/A

Tier 1 to average assets
Community First Bank & Trust	$53,564	7.99%	$26,829	4.00%	$33,536	5.00%
Consolidated	40,373	6.00%	26,935	4.00%	N/A	N/A

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

NOTE 15 — REGULATORY MATTERS (Continued)

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Ratio	Amount	Ratio	Amount	Ratio
2007
Total Capital to risk weighted assets
Community First Bank & Trust	$48,800	10.07%	$38,750	8.00%	$48,438	10.00%
First National Bank of Centerville	8,652	17.61%	3,930	8.00%	4,912	10.00%

Consolidated	58,676	10.97%	42,773	8.00%	N/A	N/A

Tier 1 to risk weighted assets
Community First Bank & Trust	$43,313	8.96%	$19,375	4.00%	$29,063	6.00%
First National Bank of Centerville	8,037	16.36%	1,965	4.00%	2,947	6.00%

Consolidated	42,064	7.87%	21,387	4.00%	N/A	N/A

Tier 1 to average assets
Community First Bank & Trust	$43,413	8.35%	$20,792	4.00%	$25,990	5.00%
First National Bank of Centerville	8,037	8.27%	3,889	4.00%	4,861	5.00%

Consolidated	42,064	6.76%	24,889	4.00%	N/A	N/A
The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. During 2009, the Bank could, without prior approval, declare dividends of approximately $3,577 plus any 2009 net profits retained to the date of the dividend declaration. The Bank is not at risk of falling into a capital classification lower than “well capitalized” if it pays the entire $3,577 to the holding company during 2009 due to the additional capital provided by participation in the U.S. Treasury’s Capital Purchase Program described in Note 16. The Company will also be restricted in the types and amounts of dividends that can be paid due to the provisions of the program.
NOTE 16 — SUBSEQUENT EVENT
On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the Act is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Base compensation for top executives of the Company is limited based on the executive’s position with the Company. Bonus payments and other compensation agreements that meet Treasury’s definition of a “golden parachute” are prohibited. Dividends to common shareholders may only be paid if required dividends for preferred shares have been satisfied as of the date of the dividend declaration. Common dividends cannot exceed historical levels unless approved by Treasury and there are no preferred dividends in arrears.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

NOTE 16 — SUBSEQUENT EVENT (Continued)
The Company applied to participate in the program during the fourth quarter of 2008 and received notification of approval for the program in the first quarter of 2009. Under the terms of the program, Treasury purchased $17,806 in Senior Preferred shares of the Company. The Senior Preferred shares have a cumulative dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend rate of 9% thereafter. In addition, under the terms of the agreement, the Company issued warrants to Treasury to purchase additional preferred shares equal to 5% of the investment in Senior Preferred shares at a discounted exercise price. Treasury exercised the options immediately upon investment in the Senior Preferred shares. The Warrant Preferred shares have a cumulative dividend rate of 9% per year until redeemed. Dividends on both Senior Preferred and Warrant Preferred shares are required to be paid quarterly. Total required annual dividends for preferred shares are as follows: 2009: $809; 2010 — 2013: $970; 2014: $1,564; 2015 and thereafter $1,683. The Company is able to redeem all or a portion of the preferred shares at any time but may not redeem the Warrant Preferred shares until all of the Senior Preferred shares have been redeemed. Dividend payments on the preferred shares would be reduced for any redemptions.
In order to participate in the CPP, it was necessary for the company to create a class of preferred shares to offer to Treasury. The Company’s shareholders voted on December 30, 2008 to authorize a class of blank check preferred stock, consisting of 2,500,000 authorized shares, which may be issued in one or more series, with such rights, preferences, privileges and restrictions as shall be fixed by the Company’s Board of Directors.
The proceeds from the preferred shares will impact the capital ratios included in Note 15 by increasing the consolidated Tier 1 capital by $17,806. The Company invested $9,000 of this $17,806 in the Bank, which will increase the Tier 1 capital above for the Bank by that amount.
NOTE 17 — FAIR VALUE
Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
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
The fair values of trading securities and securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

NOTE 17 — FAIR VALUE (Continued)
Trust Preferred Securities which are issued by financial institutions and insurance companies were historically priced using Level 2 inputs, but the decline in the level of observable inputs and market activity in this class of investments during 2008 has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely. The once active market has become comparatively inactive. As such, these investments are now priced using Level 3 inputs.
The Company has developed an internal model for pricing these securities. Information such as historical and current performance of the underlying collateral, deferral/default rates, collateral coverage ratios, break in yield calculations, cash flow projections, liquidity and credit premiums required by a market participant, and financial trend analysis with respect to the individual issuing financial institutions and insurance companies, are utilized in determining individual security valuations. Due to current market conditions as well as the limited trading activity of these securities, the market value of the securities is highly sensitive to assumption changes and market volatility.
The fair value of loans held for sale is based upon binding quotes from 3rd party investors. (Level 2 inputs) The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at December 31, 2008 using
	Significant Other Observable	Significant
	Inputs	Unobservable Inputs
	(Level 2)	(Level 3)
Assets:
Available for sale securities	$76,497	$—
Trust preferred securities	—	4,645

Assets and Liabilities Measured on a Non-recurring Basis
Assets and liabilities measured at fair value on a non recurring basis are summarized below:

Fair Value Measurements at December 31, 2008 using:
	Significant Other Observable	Other significant
	Inputs	Unobservable Inputs
	(Level 2)	(Level 3)
Assets:
Impaired Loans	—	$2,647

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

NOTE 17 — FAIR VALUE (Continued)
dependent loans, had a current balance of $4,201, with a valuation allowance of $1,503, resulting in an additional provision for loan losses of $1,396 for the period.
Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. It was not practicable to determine the fair value of restricted equity securities due to restrictions placed on their transferability. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is not considered material.
Carrying amount and estimated fair values of significant financial instruments at year end 2008 and 2007 were as follows:

	2008		2007
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Securities available for sale	$76,497	$76,497	$80,933	$80,933
Loans held for sale	6,107	6,107	5,710	5,710
Loans, net of allowance	561,132	579,736	484,522	485,906
Bank owned life insurance	8,085	8,085	3,848	3,848
Financial liabilities
Deposits with defined maturities	$446,536	$448,254	$404,329	$407,249
Federal Home Loan Bank advances	32,000	32,594	11,000	11,131
Subordinated debentures	23,000	22,009	23,000	22,947
NOTE 18 — LEASE REVENUE
The Bank built a branch at Carothers Parkway, located in Franklin, Tennessee, that was completed in 2006 at cost of $2,370. The Bank’s principal leasing activities consist of 1,650 square feet of office space on the second floor of the Carothers Parkway Branch under an operating lease. The lessee rents approximately 8% of the branch. The lease term is for five years beginning October 2007 with a renewal term of 36 months upon written notice of 120 days prior to the expiration of the original term. Lessee has five such renewal options. The five year lease will produce $175 in total revenue, of which, $44 and $7 was recognized in 2008 and 2007, respectively.
Approximate minimum rental for the noncancelable lease as of December 31, 2008 was:

2009	34
2010	35
2011	36
2012	30

$135

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

NOTE 19 — BUSINESS COMBINATIONS
On October 26, 2007, the Company acquired 100% of the outstanding shares of First National. Operating results of First National are included in the consolidated financial statements since the date of the acquisition. On January 31, 2008, First National was merged with and into Community First Bank & Trust, with Community First Bank & Trust surviving. As a result of this acquisition, the Company expects to further solidify its market share in the Hickman County market, expand its customer base to enhance deposit fee income, provide an opportunity to market additional products and services to new customers, and reduce operating costs through economies of scale.
The aggregate purchase price was $22,800 in cash. The purchase price resulted in approximately $4,622 in goodwill, and $2,812 in core deposit and customer relationship intangible. The intangible assets will be amortized over 15 years, using an accelerated method. Goodwill will not be amortized but instead evaluated periodically for impairment.
The following table summarizes the estimated fair value of assets acquired and liabilities assumed.

Securities available for sale	$54,385
Loans, net	39,527
Premises and equipment	2,244
Goodwill	4,622
Core deposit and customer relationship intangibles	2,812
Other assets	1,178

Total assets acquired	104,768

Deposits	(84,691)
Other liabilities	(1,617)

Total liabilities assumed	(86,308)

Purchase price net of cash acquired of $4,340	$18,460

     See Note 5 for final adjustments to goodwill as a result of purchase accounting adjustments during 2008.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

NOTE 19 — BUSINESS COMBINATIONS (Continued)
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

NOTE 20 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of Community First, Inc. follows:
CONDENSED BALANCE SHEET
December 31

	2008	2007
Assets
Cash and cash equivalents	$2,362	$1,449
Investment in banking subsidiaries	62,015	59,659
Other assets	491	529

Total assets	$64,868	$61,637

Liabilities and shareholders’ equity
Subordinated debentures	$23,000	$23,000
Other borrowed money	4,835	510
Other liabilities	998	954

Total liabilities	28,833	24,464
Shareholders’ equity	36,035	37,173

Total liabilities and shareholders’ equity	$64,868	$61,637

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

NOTE 20 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)
CONDENSED STATEMENTS OF INCOME
Years Ended December 31

	2008	2007	2006
Interest income	$50	$90	$18
Dividends from subsidiaries	-	-	875

Total income	50	90	893

Interest expense	1,729	979	600
Other expense	740	610	510

Total expenses	2,469	1,589	1,110

Losses before income tax and undistributed subsidiaries income	(2,419)	(1,499)	(217)
Income tax benefit	861	495	419
Equity in undistributed income of subsidiaries	268	3,384	2,600

Net income (loss)	$(1,290)	$2,380	$2,802

CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31

	2008	2007	2006
Cash flows from operating activities
Net income (loss)	$(1,290)	$2,380	$2,802
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed income of subsidiaries	(268)	(3,384)	(2,600)
Compensation expense under stock based compensation	226	253	307
Tax benefit on exercise of stock options	-	(12)	(142)
Change in other, net	82	(115)	(24)

Net cash provided by (used in) operating activities	(1,250)	(878)	343
Cash flows from investing activities
Investments in and advances to bank subsidiaries	(2,000)	(18,123)	(3,762)

Net cash from investing activities	(2,000)	(18,123)	(3,762)
Cash flows from financing activities Proceeds from issuance of stock	$64	$4,380	$3,761
Proceeds from stock option exercises	152	61	121
Tax benefit on exercise of stock options	-	12	142
Repurchase of common stock	(124)	-	-
Cash paid for dividends	(254)	(696)	(575)
Proceeds other borrowed money	4,325	8,310	-
Repayment other borrowed money	-	(7,800)	-
Proceeds from issuance of subordinated debentures	-	15,000	-
Net cash from financing activities	4,163	19,267	3,449
Net change in cash and cash equivalents	913	266	30
Beginning cash and cash equivalents	1,449	1,183	1,153
Ending cash and cash equivalents	$2,362	$1,449	$1,183
Supplemental noncash disclosures:
Issuance of common stock through dividend reinvestment	$66	$-	$-

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

NOTE 21 — EARNINGS PER SHARE
The factors used in the earnings per share computation follows:

	2008	2007	2006
Basic
Net income (loss)	$(1,290)	$2,380	$2,802

Weighted average common shares outstanding	3,202,904	3,144,835	2,881,715

Basic earnings (loss) per common share	$(0.40)	$0.76	$0.97

Diluted
Net income (loss)	$(1,290)	$2,380	$2,802

Weighted average common shares outstanding for basic earnings per common share	3,202,904	3,144,835	2,881,715
Add: Dilutive effects of assumed exercise of stock options	-	105,071	99,385

Average shares and dilutive potential common shares	3,202,904	3,249,906	2,981,100

Diluted earnings (loss) per common share	$(0.40)	$0.73	$0.94

At year end 2008 and 2007 there were 188,039 and 69,100 antidilutive stock options, respectively. No options were antidilutive for 2006. Due to the net loss for the period ended December 31, 2008, all outstanding stock options are antidilutive and are excluded from the diluted earnings (loss) per common share calculation.
NOTE 22—QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings (loss)
				Per Share
	Interest	Net Interest	Net Income
	Income	Income	(loss)	Basic	Diluted
2008
First quarter	10,163	4,112	321	$0.10	$0.10
Second quarter	9,384	4,252	231	0.07	0.07
Third quarter	9,624	4,774	374	0.12	0.11
Fourth quarter	9,080	4,137	(2,216)	(0.69)	(0.69)

2007
First quarter	$7,704	$3,314	$512	$0.17	$0.16
Second quarter	8,299	3,620	778	0.25	0.24
Third quarter	8,968	3,824	743	0.23	0.23
Fourth quarter	10,398	4,005	347	0.11	0.10
The 2008 fourth quarter net loss was related to additional provision for loan losses recorded due to an increase in loan charge offs.

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

2.1
Agreement and Plan of Reorganization and Share Exchange, dated as of July 31, 2007, by and between Community First, Inc. and The First National Bank of Centerville (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules of this agreement are omitted, but a supplemental copy will be furnished to the Securities and Exchange Commission upon request.) (Incorporated by reference herein to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2007.

3.1	Amended and Restated Charter of the Company (restated for SEC filing purposes only).

3.2	Amended and Restated Bylaws of the Company.**

4.1.	See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of Common Stock.

4.2	Series A Preferred Stock Certificate.**

4.3	Series B Preferred Stock Certificate. **

4.4	Warrant for Purchase of Shares of Series B Preferred Stock dated February 27, 2009. **

10.1	The Community First, Inc. Stock Option Plan (incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003).+

10.2	Form of Management Stock Option Agreement pursuant to the Community First, Inc. Stock Option Plan. * +

10.3	Form of Organizers Stock Option Agreement pursuant to the Community First, Inc. Stock Option Plan. * +

10.4	Form of Employee Stock Option Agreement pursuant to the Community First, Inc. Stock Option Plan. *+

10.5	The Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2005).+

10.6	Amendment to the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2008).+

10.7	Form of Incentive Stock Option Agreement (incorporated by reference to the

Exhibit No.	Description

Company’s Current Report on Form 8-K filed with the SEC on January 4, 2008).+

10.8	Form of Non-Qualified Stock Option Agreement for Directors (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2006).+

10.9
Form of Non-Qualified Stock Option Agreement pursuant to the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on May 13, 2005).+

10.10
Form of Incentive Stock Option Agreement pursuant to the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on May 13, 2005).+

10.11
Form of Restricted Stock Agreement under the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2006).+

10.12	Amended and Restated Employment Agreement between Marc Lively and the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2008).+

10.13	Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2005).+

10.14
Participation Agreement, dated August 16, 2005, with Marc Lively pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2005).+

10.15
Participation Agreement, dated August 16, 2005, with Mike Saporito pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006).

10.16
Participation Agreement, dated August 16, 2005, with Carl Campbell pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006).

10.17
Participation Agreement, dated August 16, 2005, with Dianne Scroggins pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006).

10.18	Community First, Inc. Employee Stock Purchase Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2008).+

10.19	Resignation Agreement and General Release, dated as of July 7, 2008, with Roger D. Stewart (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2008).+

Exhibit No.	Description

10.20	Change in Control Agreement, dated as of July 18, 2008, with Dianne Scroggins (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2008).+

10.21	Change in Control Agreement, dated as of July 18, 2008, with Michael J. Saporito (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2008).+

10.22	Change in Control Agreement, dated as of July 18, 2008, with Carl B. Campbell (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2008).+

10.23
Loan Agreement by and between Community First, Inc. and Tennessee Commerce Bank, dated December 30, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).

10.24	Promissory Note of Community First, Inc. dated December 30, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).

10.25	First Amendment to Community First Bank and Trust Supplemental Executive Retirement Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).+

10.26	Amended and Restated Community First Bank and Trust Management Compensation Plan.+

10.27	Letter Agreement, dated February 27, 2009, between Community First, Inc. and the United States Department of the Treasury (including Securities Purchase Agreement-Standard Terms).**

10.28	Letter Agreement, dated February 27, 2009, between Community First, Inc. and the United States Department of the Treasury.**

10.29	Letter Agreement, dated February 27, 2009, between Community First, Inc. and the United States Department of the Treasury.**

10.30	Senior Executive Officer Letter Agreement by and between Community First, Inc. and Marc R. Lively dated February 27, 2009.**+

10.31	Senior Executive Officer Letter Agreement by and between Community First, Inc. and Dianne Scroggins dated February 27, 2009.**+

10.32	Senior Executive Officer Letter Agreement by and between Community First, Inc. and Michael J. Saporito dated February 27, 2009.**+

10.33	Senior Executive Officer Letter Agreement by and between Community First, Inc. and Carl B. Campbell dated February 27, 2009.**+

Exhibit No.	Description

10.34	Senior Executive Officer Letter Agreement by and between Community First, Inc. and Louis F. Holloway dated February 27, 2009.**+

21.1	List of Subsidiaries.

23.1	Consent of Crowe Chizek and Company, LLC.

31.1	Certification of CEO Pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated herein by reference to the Company’s Form 10-KSB for the year ended December 31, 2002.

**	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on March 5, 2009.

+	Management compensatory plan or arrangement.