Form 10-Q
period 2009-03-31
COMMUNITY FIRST INC
filed 2009-05-11
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding (no par value): 3,245,615 shares of common stock, no par value per share, as of May 11, 2009.

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Community First, Inc.
Consolidated Balance Sheets

	(Unaudited)
	March 31,	December 31,
($ amounts in thousands, except share data)	2009	2008

Assets
Cash and due from banks	$11,926	$11,489
Federal funds sold	15,956	8,322

Cash and cash equivalents	27,882	19,811
Securities available for sale	83,783	76,497
Loans held for sale, at fair value as of March 31, 2009	3,903	6,107
Loans	559,798	570,113
Allowance for loan losses	(9,013)	(8,981)

Net loans	550,785	561,132

Restricted equity securities	1,726	2,111
Premises and equipment	16,803	18,253
Accrued interest receivable	2,728	2,632
Goodwill	5,204	5,204
Core deposit intangible	2,302	2,383
Other real estate owned	10,334	8,041
Bank owned life insurance	8,172	8,085
Other assets	5,887	5,070

Total Assets	$719,509	$715,326

Liabilities and Shareholders’ Equity

Deposits:
Noninterest-bearing	$43,191	$45,848
Interest-bearing	568,301	553,470

Total Deposits	611,492	599,318

Federal Home Loan Bank advances	22,000	32,000
Subordinated debentures	23,000	23,000
Repurchase agreements	7,000	7,000
Accrued interest payable	2,685	3,165
Other borrowed money	—	4,835
Federal Funds Purchased	—	9,000
Other liabilities	1,320	973

Total Liabilities	667,497	679,291

Community First, Inc.
Consolidated Balance Sheets
(Continued)

	(Unaudited)
	March 31,	December 31,
($ amounts in thousands, except share data)	2009	2008
Shareholders’ equity:
Senior preferred shares, no par value; 5% cumulative. Authorized 2,500,000 shares; issued 17,806 at March 31, 2009 and 0 at December 31, 2008.	17,806	—
Warrant preferred shares, no par value; 9% cumulative. Issued 890 at March 31, 2009 and 0 at December 31, 2008.	890	—
Net discount on preferred shares	(877)	—

Total preferred shares	17,819	—
Common stock, no par value. Authorized 5,000,000 shares; issued 3,208,058 shares at March 31, 2009 and 3,168,960 shares at December 31, 2008	27,517	27,546
Retained earnings	6,610	8,337
Accumulated other comprehensive income (loss)	66	152

Total Shareholders’ Equity	52,012	36,035

Total Liabilities and Shareholders’ Equity	$719,509	$715,326

See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
($ amounts in thousands, except earnings per share)	2009	2008

Interest income:
Loans, including fees	$7,706	$9,113
Taxable securities	906	793
Tax-exempt securities	82	77
Federal funds sold and other	31	180

Total interest income	8,725	10,163

Interest expense:
Deposits	4,127	5,459
FHLB advances and federal funds purchased	206	135
Subordinated debentures and other	473	457

Total interest expense	4,806	6,051

Net interest income	3,919	4,112
Provision for loan losses	1,288	526

Net interest income after provision for loan losses	2,631	3,586

Noninterest income:
Service charges on deposit accounts	490	488
Mortgage banking activities	343	372
Gain on sale of securities available for sale	340	252
Other	247	351

Total noninterest income	1,420	1,463

Noninterest expense:
Salaries and employee benefits	2,422	2,293
Securities impairment loss	1,338	—
Occupancy	393	336
Furniture and equipment	272	242
Data processing fees	252	301
Advertising and public relations	143	181
Operational expense	217	213
Other	1,369	1,115

Total noninterest expenses	6,406	4,681

Income (loss) before income taxes (benefits)	(2,355)	368
Income taxes (benefits)	(726)	47

Net income (loss)	(1,629)	321

Preferred stock dividends	(85)	—
Accretion on preferred stock discount	(13)	—

Net income (loss) available to common shareholders	(1,727)	321

Earnings (loss) per share available to common shareholders
Basic	$(0.54)	$0.10
Diluted	(0.54)	0.10

Weighted average shares outstanding
Basic	3,226,802	3,194,834
Diluted	3,226,802	3,295,634
Dividends per share	—	—
See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (Loss)
Three Months Ended March 31, 2009
(Unaudited)

					Accumulated
					Other	Total
		Preferred	Common	Retained	Comprehensive	Shareholders’
($ amounts in thousands, except per share amounts)	Shares	Stock	Stock	Earnings	Income	Equity
Balance at January 1, 2009	3,224,376	$—	$27,546	$8,337	$152	$36,035
Exercise of stock options	333	—	5	—	—	5
Stock-based compensation
Restricted stock grants	233	—	7	—	—	7
Stock options	—		56	—	—	56
Issuance of preferred stock, net of expenses	—	17,806	(104)			17,702
Amortization of discount on preferred stock	—	13	—	(13)	—	—
Sale of shares of common stock	368	—	7	—	—	7
Dividends declared on preferred stock	—	—	—	(85)	—	(85)
Comprehensive income (loss)
Net loss	—	—	—	(1,629)	—	(1,629)
Reclassification adjustment for gains included in net loss, net of income taxes	—	—	—	—	(210)	(210)
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	124	124

Total comprehensive loss						(1,715)

Balance at March 31, 2009	3,225,310	$17,819	$27,517	$6,610	$66	$52,012

See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended
($ amounts in thousands )	March 31,
	2009	2008

Cash flows from operating activities
Net income (loss)	$(1,629)	$321
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	317	279
Amortization	43	3
Core deposit intangible amortization	81	98
Provision for loan losses	1,288	526
Mortgage loans originated for sale	(18,617)	(25,671)
Proceeds from sale of mortgage loans	21,206	20,189
Gain on sale of loans	(343)	(372)
Federal Home Loan Bank stock dividends	—	(14)
Decrease/(increase) in accrued interest receivable	(96)	275
Decrease in accrued interest payable	(480)	(104)
Gain on sale of securities	(340)	(252)
Increase in surrender value of Bank owned life insurance	(87)	(38)
Write down of other real estate	125	—
Securities impairment loss	1,338
Compensation expense under stock based compensation	63	68
Other, net	(447)	(782)

Net cash from operating activities	2,422	(5,474)

Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(23,120)	(4,728)
Other	(1,026)	(2,741)
Sales of securities:
Mortgage-backed securities	11,418	20,202
Other	2,034	5,992
Maturities, prepayments, and calls:
Mortgage-backed securities	2,879	1,769
Other	—	3,500
Purchase of restricted equity securities	(278)	(91)
Redemption of Federal Reserve Bank stock	—	30
Net increase (decrease) in loans	7,783	(29,870)
Proceeds from sales of other real estate owned	108	—
Additions to premises and equipment	(117)	(294)

Net cash from investing activities	(319)	(6,231)

Community First, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2009 and 2008
(Unaudited)

	Three Months Ended
($ amounts in thousands )	March 31,
	2009	2008

Cash flows from financing activities
Increase (decrease) in deposits	12,174	(7,822)
Payments on Federal Home Loan Bank advances	(10,000)	(2,000)
Proceeds (repayment) of federal funds purchased	(9,000)	7,753
Proceeds (repayment) of other borrowed money	(4,835)	540
Proceeds from issuance of common stock	7	—
Proceeds from stock option exercises	5	69
Proceeds from issuance of preferred stock	17,702	—
Cash dividends declared on preferred stock	(85)	—

Net cash from financing activities	5,968	(1,460)

Net change in cash and cash equivalents	8,071	(13,165)
Cash and cash equivalents at beginning of period	19,811	27,285

Cash and cash equivalents at end of period	$27,882	$14,120

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$5,286	$6,155
Income taxes	5	600
Supplemental noncash disclosures
Transfer from loans to repossessed assets	1,276	119
Transfer of premises and equipment to other real estate owned	1,250	—
See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2009
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
The unaudited consolidated financial statements as of March 31, 2009 and for the three month periods ended March 31, 2009 and 2008 have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ( the “SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for periods ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the 2008 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.
NOTE 2. ADOPTION OF NEW ACCOUNTING STANDARDS
The Company adopted FASB Statement No. 157, Fair Value Measurements on January 1, 2008. This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. The impact of the adoption on January 1, 2008 was not material.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)
NOTE 2. ADOPTION OF NEW ACCOUNTING STANDARDS (Continued)
In October 2008, the FASB issued FSP No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset Is Not Active.” The FSP clarifies the application of SFAS 157 in a market that is not active and provides an example to illustrate key consideration in determining the fair value of a financial asset when the market for that financial asset is not active.
In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008. As of January 1, 2009, the Company elected the fair value option for loans held for sale. The fair value option was applied prospectively for loans originated for sale since January 1, 2009. The effect of the election in 2009 was not material.
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)
NOTE 2. ADOPTION OF NEW ACCOUNTING STANDARDS (Continued)
Recently Issued and Not Yet Effective Accounting Standards:
In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter of 2009, however, does not expect the adoption to have a material effect on the results of operations or financial position.
In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter of 2009, but, does not expect the adoption to have a material effect on the results of operations or financial position.
In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter of 2009.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)
NOTE 3. FAIR VALUE
SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
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
Loans held for sale, consisting of mortgage loans originated in compliance with requirements established by third-party investors intended for sale to those investors, are reported at fair value. Fair value is determined by individual third-party sales contract prices for the specific loans held at each reporting period (Level 2 inputs).
The fair value of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). Trust preferred securities which are issued by financial institutions and insurance companies were historically priced using Level 2 inputs, but the decline in the level of observable inputs and market activity in this class of investments by the measurement date has been significant and resulted in unreliable external pricing. Broker pricing and bid/ask spreads, when available, vary widely. The once active market has become comparatively inactive. As such these investments are now priced using Level 3 inputs.
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
Other real estate, consisting of properties obtained through foreclosure or in satisfaction of loans is reported at fair value, determined on the basis of current appraisals, comparable sales, and other estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 3). The amounts presented in the table below do not include loans made to facilitate the sale of other real estate and Bank premises not utilized for the Company’s business and held for disposal, which are classified as other real estate.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)
NOTE 3. FAIR VALUE (Continued)
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at		Fair Value Measurements at
	March 31, 2009 using		December 31, 2008 using
	Significant		Significant
	Other	Significant	Other	Significant
	Observable	Unobservable	Observable	Unobservable
	Inputs	Inputs	Inputs	Inputs
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Assets:
Available for sale securities	$76,767	$7,016	$67,736	$8,761
Loans held for sale	3,903	—	—	—
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended March 31, 2009:

Fair Value Measurements Using
Significant Unobservable Inputs
(Level 3)
Available for sale securities
Balance at January 1, 2009	$8,761
Securities impairment	(675)
Change in fair value	(1,070)

Balance at March 31, 2009	$7,016

The Company elected the fair value option at January 1, 2009 which was applied to all loans originated for sale on a prospective basis. Total changes in fair value included in earnings for the three months ended March 31, 2009 was gain on sale of loans of $42. As of March 31, 2008, the aggregate remaining contractual principal balance outstanding for loans held for sale was $3,861 and difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected was $42.
Asset and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at		Fair Value Measurements at
	March 31, 2009 using		December 31, 2008 using
	Significant		Significant
	Other	Significant	Other	Significant
	Observable	Unobservable	Observable	Unobservable
	Inputs	Inputs	Inputs	Inputs
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Assets:
Impaired loans	$—	$14,455	$—	$2,647
Other real estate owned	—	7,044	—	5,772
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $16,665, with a valuation allowance of $2,210, resulting in an additional provision for loan losses of $1,743 for the three month period ended March 31, 2009.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)
NOTE 4. LOANS
Set forth below is a table of the Company’s loans at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
Real estate
Construction	$138,426	24.7%	$152,937	26.8%
1-4 family residential	159,856	28.6%	163,211	28.6%
Commercial	174,396	31.2%	162,475	28.5%
Other	4,770	0.8%	4,779	0.8%
Commercial, financial and agricultural	60,057	10.7%	62,674	11.0%
Consumer	12,291	2.2%	13,965	2.5%
Municipal tax exempt	328	0.1%	354	0.1%
Other	9,674	1.7%	9,718	1.7%

Total (1)	$559,798	100.0%	$570,113	100.0%

(1)	Does not include mortgage loans held for sale at March 31, 2009 and December 31, 2008.
Transactions in the allowance for loan losses for the three months ended March 31, 2009 and 2008 were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008

Beginning Balance	$8,981	$6,086

Add (deduct):
Losses charged to allowance	(1,288)	(88)
Recoveries credited to allowance	32	42
Provision for loan losses	1,288	526

Ending Balance	$9,013	$6,566

Individually impaired loans were as follows:

	March 31,	December 31,
	2009	2008
Period-end loans with no allocated allowance for loan losses	$1,133	$51
Period-end loans with allocated allowance for loan losses	15,532	4,150

Total	$16,665	$4,201

Amount of the allowance for loan losses allocated	$2,210	$1,503

Average of impaired loans during the period	$10,433	$3,884
Interest income recognized during impairment	16	314
Cash-basis interest income recognized	16	211
Nonperforming loans were as follows:

	March 31,	December 31,
	2009	2008
Loans past due over 90 days still on accrual	$134	$7
Nonaccrual loans	13,744	3,357
Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
NOTE 5. EARNINGS (LOSS) PER SHARE
In accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share,” basic earnings (loss) per share available to common shareholders is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings per share available to common shareholders reflects the potential dilution that could occur if securities, stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)
Note 5: EARNINGS (loss) Per Share (continued)
The factors used in the earnings (loss) per share computation for the periods ended March 31, 2009 and 2008 are as follows:

	Three months ended
	March 31,
	2009	2008
Net income (loss)	$(1,629)	$321
Less Dividends Declared
Preferred stock	(85)	—
Accretion on preferred stock	(13)	—

Net income (loss) available to common shareholders	(1,727)	321

Weighted average common shares outstanding	3,225,038	3,192,837
Unvested restricted shares	1,764	1,997

	3,226,802	3,194,834

Undistributed earnings (loss) per common share available to common shareholders	$(0.54)	$0.10

Diluted
Basic earnings (loss) per share available to common shareholders	$(0.54)	$0.10
Distributed earnings	—	—

Undistributed earnings	$(0.54)	$0.10

Dilutive shares	—	100,800
Weighted average diluted shares	3,226,802	3,295,634

Diluted earnings (loss) per share available to common shareholders	$(0.54)	$0.10

A stock dividend of 16,055 shares was issued in the second quarter of 2009 on April 30, 2009. All references to common shares and earnings and dividends per share have been restated to reflect the stock dividend as of the beginning of the earliest period presented.
Stock options for 294,244 and 102,500 shares of common stock were not considered in computing diluted earnings per share for the three months ended March 31, 2009 and 2008, respectively, because they were antidilutive.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)
NOTE 6. PARTICIPATION IN THE TREASURY CAPITAL PURCHASE PROGRAM
On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the EESA is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. There are also restrictions related to the payment of bonuses and certain severance payments, but the full extent of these restrictions is uncertain as Treasury has yet to issue regulatory guidance implementing Congressional limits. Dividends to common shareholders may only be paid if required dividends for preferred shares have been satisfied as of the date of the dividend declaration and may not exceed in the first three years that the preferred shares are outstanding, the amount of quarterly dividends paid prior to November 17, 2008, unless approved by Treasury and there are no preferred dividends in arrears. From February 28, 2012 until February 27, 2019, unless Treasury has transferred the preferred stock to third parties or the preferred stock has been redeemed in total, the Company may increase the dividends paid to holders of the common stock by up to 3% in the aggregate per year over the amount paid in the prior year without Treasury’s consent; provided that no increase in common dividends may be made as a result of any dividend paid in common shares, any stock split or any similar transactions. From February 28, 2019 until the preferred stock held by Treasury has been redeemed in whole or Treasury has transferred all of the preferred stock to third parties, the Company may not declare or pay any dividend or make any distribution on any capital stock or other equity securities of the Company other than regular dividends on shares of preferred stock in accordance with the terms thereof and which are permitted under the terms of the preferred stock or dividends or distributions by any wholly-owned subsidiary of the Company. Further, during such period the Company may not redeem, purchase or acquire any shares of common stock or other capital stock or other equity securities of any kind of the Company, including any trust preferred securities, other than shares of the preferred stock.
The Company applied to participate in the CPP during the fourth quarter of 2008 and received notification of approval for the program in the first quarter of 2009. Under the terms of the CPP, Treasury purchased $17,806 in Senior Preferred shares of the Company. The Senior Preferred shares have a cumulative dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend rate of 9% thereafter. In addition, under the terms of the agreement, the Company issued warrants to Treasury to purchase additional preferred shares equal to 5% of the investment in Senior Preferred shares at a discounted exercise price. Treasury exercised the options immediately upon investment in the Senior Preferred shares. The Warrant Preferred shares have a cumulative dividend rate of 9% per year until redeemed. Dividends on both Senior Preferred and Warrant Preferred shares are required to be paid quarterly. Total required annual dividends for preferred shares are expected to be as follows: 2009: $816; 2010 — 2013: $970 per year; 2014: $1,571;

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2009
(Unaudited)
NOTE 6. PARTICIPATION IN THE TREASURY CAPITAL PURCHASE PROGRAM (Continued)
2015 and thereafter $1,683 per year. The Company is permitted to redeem all or a portion of the preferred shares at any time but may not redeem the Warrant Preferred shares until all of the Senior Preferred shares have been redeemed. Dividend payments on the preferred shares would be reduced for any redemptions.
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
($ amounts in thousands, except share data)
The following discussion compares the financial condition of Community First, Inc. (the “Company”) at March 31, 2009, to December 31, 2008, and the results of operations for the three months ended March 31, 2009 and 2008. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.
Certain of the statements made herein, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2008, as modified by our Quarterly Reports on Form 10-Q, and the following:
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

CRITICAL ACCOUNTING POLICIES
Recently Issued and Not Yet Effective Accounting Standards:
In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter of 2009, however, the Company does not expect the adoption to have a material effect on the results of operations or financial position.
In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.
In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter of 2009.

FINANCIAL CONDITION
Total assets as of March 31, 2009 increased 0.6%, or $4,183 to $719,509, compared to $715,326 at December 31, 2008. The increase in total assets was primarily due to increases in cash and cash equivalents and purchase of additional securities available for sale. The increase in total assets was funded by loan repayments, growth in deposits and proceeds from the issuance of preferred stock to the United States Treasury.
Net loans (excluding mortgage loans held for sale) decreased by $10,347, or 1.8%, to $550,785 compared to $561,132 at December 31, 2008. At March 31, 2009, cash and cash equivalents were $27,882, an increase of $8,071 from $19,811 at December 31, 2008. The increase resulted from increases in the Bank’s core deposits, loan repayments, and the Company’s issuance of preferred stock in connection with its participation in the U.S. Treasury’s Capital Purchase Program. Total deposits increased $12,174, or 2.0%, to $611,492 in the first three months of 2009, from $599,318 at December 31, 2008.
Loans
Total gross loans (excluding mortgage loans held for sale) at March 31, 2009 were $559,798, compared to $570,113 at December 31, 2008, a decrease of $10,315. Loan balances decreased for all categories of loans, with the exception of commercial real estate, which increased $11,921 or 7.34% during the first three months of 2009. The increase in commercial real estate loans was the result of construction loans maturing and converting to traditional commercial real estate loans. The continuing effects of the recession have reduced the number of new construction starts during the first quarter of 2009, resulting in the significant drop in real estate construction loans. Decreases in other loan categories are primarily the result of regular loan payments and a significant decrease in loan demand. The Company expects this trend to continue through the end of 2009.
The Company’s ratio of past due loans to total loans was 3.72% at March 31, 2009, an increase of 1.72% compared to December 31, 2008. Increases in the ratio can be primarily attributed to construction and land development loans that are past due moving to 2.1% of total loans from 0.6% of total loans, at March 31, 2009 compared to December 31, 2008. The real estate market conditions and slowing economy have increased stress on many of the Company’s borrowers involved in real estate construction and development resulting in increases in problem and potential problem 1-4 family residential loans as well as chargeoffs and increases in other real estate owned. Of the current other real estate owned balance, $2,040 is comprised of loans made to facilitate the purchase of foreclosed properties. Two of those loans, totaling $1,593, are nonrecourse, nonaccrual loans.

FINANCIAL CONDITION (continued)
Loans in the portfolio at March 31, 2009 of approximately $261,882, or 46.8%, are at a variable rate of interest, and $297,916, or 53.2%, are at a fixed rate. Loans totaling $272,639, or 48.7%, mature or are able to be repriced within 12 months. Only $25,695, or 4.59%, of the Bank’s total loans mature or reprice in more than five years.
On March 31, 2009, the Company’s loan to deposit ratio (including loans held for sale) was 92.2%, compared to 96.2% at December 31, 2008. The loan-to-assets ratio (including loans held for sale) at March 31, 2009 was 78.3% compared to 80.6% at December 31, 2008. Management anticipates that loan demand, primarily demand for commercial real estate loans in the Company’s market area, will continue to decline throughout 2009. If the Company’s deposit growth continues to outpace its loan demand, the Company’s net interest margin may continue to be adversely affected as the funds from these deposits may be invested in securities and other interest earning assets that offer lower yields than loans.
Securities Available for Sale
Set forth below is a table showing the carrying amount and breakdown of the Company’s securities available for sale at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
U.S. Government sponsored entities	$3,455	4.1%	$4,496	5.9%
Mortgage-backed securities	64,048	76.4%	54,783	71.6%
State and municipals	8,357	10.0%	8,457	11.1%
Other debt securities	7,923	9.5%	8,761	11.4%

Total	$83,783	100.0%	$76,497	100.0%

The Company’s investment portfolio is used to provide yield and for pledging purposes to secure public fund deposits. As of March 31, 2009, the carrying value of securities increased $7,286 to $83,783, compared with $76,497 at December 31, 2008. Securities available for sale as a percentage of total assets was 11.6% at March 31, 2009 compared to 10.6% at December 31, 2008. Management increased securities holdings during the quarter due to an increase in the pledging requirement for public funds deposits from 100% to 115% of total public funds and as a result of deposit growth outpacing loan demand. Net unrealized gains on available for sale securities was $105 at March 31, 2009 compared to $255 at December 31, 2008. Management is continually monitoring the credit quality of the Bank’s investments and believes any unrealized losses that exist in the Bank’s portfolio to be temporary based on the high bond ratings and anticipated recovery of bonds held.
Other Real Estate Owned
Other real estate owned increased $2,293 to $10,334 at March 31, 2009 compared to $8,041 at December 31, 2008. $1,250 of the increase is due to two properties owned by the Company that were previously classified as premises and equipment. Both properties were acquired by the Company in previous years with the intent to utilize them as future branch locations. Management ultimately decided not to utilize the properties for this purpose and have taken steps to sell the properties. The remaining increase of $1,043 was due to additional foreclosures during the quarter.

FINANCIAL CONDITION (continued)
Other Assets
Other assets increased $817 to $5,887 at March 31, 2009 compared to $5,070 at December 31, 2008. The increase is primarily the result of increases in deferred tax assets related to the Company’s net operating loss for the quarter.
Deposits
The Company relies on the Bank’s deposit growth as well as alternative funding sources such as other borrowed money and federal funds purchased from correspondent banks to fund loan and other asset growth. Total deposits were $611,492 at March 31, 2009, compared to $599,318 at December 31, 2008, an increase of $12,174. The most significant increase was in personal CDs, which increased $12,572.
The following table sets forth the composition of the deposits at March 31, 2009 and December 31, 2008.

	March 31, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$43,191	7.1%	$45,848	7.7%
Interest-bearing demand accounts	77,031	12.6%	88,426	14.7%
Savings accounts	19,075	3.1%	18,508	3.1%
Time deposits greater than $100,000	180,204	29.5%	167,593	28.0%
Other time deposits	291,991	47.7%	278,943	46.5%

Total	$611,492	100.0%	$599,318	100.0%

The majority of the deposits continue to be in time deposits. Time deposits (certificate of deposits and IRAs) totaled $472,195, or 77.2% of deposits, as of March 31, 2009. Time deposits greater than $100,000, increased $12,611 from December 31, 2008 to $180,204 at March 31, 2009. The increase in time deposits greater than $100,000 was primarily from personal time deposits. The increase in personal time deposits was driven by a special offering rate and an incentive program for officers who could achieve certain levels of new deposits during the quarter. Other time deposits increased by $13,048 from $278,943 at December 31, 2008 to $291,991 at March 31, 2009. The majority of the increase is due to national market and broker deposits. Funds generated from national market and broker deposits were utilized to purchase additional securities during the quarter as discussed in the securities section above. The Bank has traditionally utilized national market and broker deposits as an additional funding source when core deposit growth did not keep pace with loan growth. Management continues to utilize these sources for additional funds to manage the Bank’s liquidity.
At March 31, 2009, national market time deposits totaled $121,770 with a weighted average rate of 3.88%, compared to $127,284, with a weighted average rate of 4.12%, at December 31, 2008. Total broker time deposits at March 31, 2009 were $62,976, with a weighted average rate of 2.61% compared to $52,038, with a weighted average rate of 3.04%, at December 31, 2008. Broker deposits and national market deposits accounted for 31.1% of total deposits at March 31, 2009 compared to 29.0% at December 31, 2008. The weighted average cost of funds for time deposits was 3.27% at March 31, 2009 compared to 3.60% at December 31, 2008. The decrease was attributable mostly to rates declining on personal time deposits, which decreased 33 basis points to 3.26% from 3.59% at

FINANCIAL CONDITION (continued)
December 31, 2008; broker deposits, which decreased 43 basis points to 2.61% from 3.04% at December 31, 2008; and public funds deposits, which decreased 54 basis points to 2.72% from 3.26% at December 31, 2008. At March 31, 2009, broker deposits had the lowest weighted average cost of all time deposit products, which contributed to management’s decision to utilize more of that deposit type. A continued reliance on elevated levels of broker and national market deposits may result in higher FDIC assessments in the future, which would negatively impact noninterest expense. Management expects to seek short-term time deposit funding to match variable rate loans. These efforts, if successful, should reduce interest rate risk and expand our net interest margin.
Federal Home Loan Bank Advances
The Company had borrowed $22,000 in fixed rate advances from the Federal Home Loan Bank (“FHLB”) as of March 31, 2009 and December 31, 2008. The Company had $66,161 available for future borrowings from the FHLB at March 31, 2009. The fixed interest rates on these advances ranged from 2.71% to 5.60% at March 31, 2009 with a weighted average rate of 3.50% and a weighted average remaining maturity of 24.2 months. These borrowings are secured by a blanket collateral agreement for certain loans secured by 1-4 family residential properties, commercial real estate, and home equity lines of credit. At March 31, 2009, undrawn standby letters of credit with FHLB totaled $10,000. The letters of credit are used as a pledge to the State of Tennessee Bank Collateral Pool.
Shareholders’ Equity
Total shareholder’s equity increased $15,977 to $52,012 at March 31, 2009 compared to $36,035 at December 31, 2008. The increase was due to issuance of 17,806 shares of preferred stock to the United States Treasury through the Company’s participation in the Capital Purchase Program. The Senior Preferred shares have a cumulative dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend rate of 9% thereafter. In addition, under the terms of the agreement, the Company issued warrants to Treasury to purchase additional preferred shares equal to 5% of the investment in Senior Preferred shares at a discounted exercise price. Treasury exercised the options immediately upon investment in the Senior Preferred shares, which resulted in issuance of 890 warrant preferred shares. Treasury’s exercise of the warrants resulted in a net discount on the issuance of the preferred shares of $890. The discount will be amortized over the next five years, which is the anticipated life of the shares. The Warrant Preferred shares have a cumulative dividend rate of 9% per year until redeemed. Dividends on both Senior Preferred and Warrant Preferred shares are required to be paid quarterly. Total required annual dividends for preferred shares are expected to be as follows: 2009: $816; 2010 — 2013: $970 per year; 2014: $1,571; 2015 and thereafter $1,683 per year. The Company is permitted to redeem all or a portion of the preferred shares at any time but may not redeem the Warrant Preferred shares until all of the Senior Preferred shares have been redeemed. Dividend payments on the preferred shares would be reduced for any redemptions. Proceeds from issuance of the preferred shares were used to pay off other borrowings and to increase capital in the Bank.

Shareholders’ Equity (continued)
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
Shareholder’s equity was also negatively impacted by the net loss for the quarter of $1,629.
RESULTS OF OPERATIONS
Net Income
The Company had a net loss of $1,629 for the quarter ended March 31, 2009 compared to net income of $321 for the quarter ended March 31, 2008. Net loss before income tax benefit for the quarter was $2,355, compared to income of $368 for the same period in 2008, a decrease of $2,723 or 739.9%. The decrease in pretax income during the quarter was primarily due to securities impairment losses. The loss was also impacted by additional allowance for loan losses recorded through provision expense due to continuing deterioration in the economy and the related impact on the overall asset quality of the Company’s loan portfolio, particularly the real estate construction and development segment of the portfolio. Net interest income for the quarter decreased $193 over the same period in 2008 due to the significant decreases in interest rates for earning assets that outpaced decreases in interest rates for deposits and borrowings. Increases in nonaccrual loans also contributed to the decline in net interest income. Noninterest income for the quarter decreased $43 and noninterest expense increased $1,725 over the same period in 2008, also contributing to the quarterly net loss.
In the first quarter of 2009, the Company experienced losses of $1,338 related to impairment of common stock held by the Bank and issued by Silverton Financial Services, Inc. (“Silverton”) and trust preferred securities held by the Bank and issued by a trust affiliated with Silverton which are guaranteed by Silverton. On May 1, 2009, Silverton’s bank subsidiary, Silverton Bank, was placed into receivership by the Office of the Comptroller of the Currency after Silverton Bank’s capital deteriorated significantly in the first quarter of 2009. The Company does not anticipate that it will recover any of the Bank’s investment in either the common securities or trust preferred securities issued by Silverton or its affiliated trust. As a result, the Company recorded an impairment charge of $1,338, which represents the Company’s full investment in the securities.

Average Balance Sheets, Net Interest Revenue
Changes in Interest Income and Interest Expense
The following table shows the average daily balances of each principal category of assets, liabilities and shareholders’ equity of the Company, an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the three month periods ended March 31, 2009 and 2008.

	(In Thousands of Dollars)
	March 31, 2009			March 31, 2008			Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Gross loans (1 and 2)	$573,066	5.45%	$7,706	$509,888	7.25%	$9,113	$1,142	$(2,549)	$(1,407)

Taxable securities available for sale (3)	71,260	5.16%	906	61,428	5.24%	793	128	(15)	113

Tax exempt securities available for sale (3)	8,595	3.87%	82	7,940	3.93%	77	6	(1)	5

Federal funds sold and other	5,833	2.16%	31	17,205	4.24%	180	(120)	(29)	(149)

Total interest-earning assets	658,754	5.37%	8,725	596,461	6.91%	10,163	1,156	(2,594)	(1,438)

Cash and due from banks	14,621			10,253
Other nonearning assets	46,117			35,836
Allowance for loan losses	(8,915)			(6,209)

Total assets	$710,577			$636,341

Deposits:
NOW & money market investments	$83,337	0.95%	$195	$85,418	2.07%	$435	$(11)	$(229)	$(240)
Savings	18,832	0.22%	10	21,455	1.00%	53	(6)	(37)	(43)
Time deposits $100,000 and over	173,404	3.43%	1,467	148,726	4.89%	1,792	301	(626)	(325)
Other time deposits	284,944	3.49%	2,455	253,354	5.09%	3,179	401	(1,125)	(724)

Total interest-bearing deposits	560,517	2.99%	4,127	508,953	4.35%	5,459	684	(2,016)	(1,332)

Other borrowings (4)	64,371	4.28%	679	34,269	7.01%	592	526	(439)	87

Total interest-bearing liabilities	624,888	3.12%	4,806	543,222	4.52%	6,051	1,210	(2,455)	(1,245)

Noninterest-bearing liabilities	43,020			55,559

Total liabilities	667,908			598,781

Shareholders’ equity	42,669			37,560

Total liabilities and shareholders’ equity	$710,577			$636,341

Net interest income			$3,919			$4,112	$(54)	$(139)	$(193)

Net interest margin (5)		2.41%			2.80%

(1)	Interest income includes fees on loans of $154 in 2009, and $152 in 2008

(2)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

(3)	Amortization and accretion are included in the calculation of yields on securities available for sale.

(4)	FHLB advances, federal funds purchased, repurchase agreements and subordinated debenture interest is included in other borrowings.

(5)	Net interest income to average interest-earning assets.

RESULTS OF OPERATIONS (continued)
Net Interest Income
The Company has been operating in a declining-rate environment since the fourth quarter of 2007, brought on by the downturn in the economy and deepening recession. During the fourth quarter of 2008, market rates achieved historic lows, pushing rates for both assets and liabilities lower. A significant portion of the Company’s loans earn interest at a rate that varies with the prime rate. The prime rate and various other market rates stopped their downward trend and held steady throughout the first quarter of 2009. The stabilization of rates should help to slow the decrease in net interest income during the remainder of 2009, unless market pressures result in further rate declines.
Net interest income for the first quarter of 2009 was $3,919, a decrease of $193 compared to $4,112 for the first quarter of 2008. The decrease is the result of the declining-rate environment and timing of repricing for interest bearing assets and liabilities. On average, the Company’s loans reprice to market rates more quickly than deposits and other funding sources. As a result, the decline in rates over the past several quarters, coupled with competitive deposit pricing pressure in the Company’s market, has resulted in a more significant decrease in loan interest income than in interest expense. If market rates continue to remain stable through the second quarter of 2009, this should allow overall cost of funds to decline at a faster rate than interest income, helping to improve net interest income; however, competitive pressures in the Company’s market on deposit rates could result in further contraction of net interest margin.
Interest and fee income on loans for the first quarter of 2009 was $7,706, a decrease of $1,407, or 15.4%, compared to $9,113 for the first quarter of 2008. The decrease in loan interest income is due to a decrease in the weighted average rate earned in 2009 to 5.45% compared to 7.25% earned for the same period in 2008 and the negative impact of increased nonaccrual loans. The decline in rates was somewhat offset by the increase in average balance of loans outstanding.
Interest income from securities increased slightly during the first quarter of 2009 compared to the same period in 2008 as a result of an increase in average balances for those assets. Weighted average rates earned for securities also decreased between the two periods; however the changes in the rates was more than offset by the increase in average balance.
Interest income on federal funds sold for the first quarter of 2009 was $13 compared to $149 for the first quarter of 2008. The decrease is primarily due to a decrease in the average balance between the quarters. The decline was also impacted by the drop in the federal funds rate, which was 0.18% at March 31, 2009 compared to 2.61% at March 31, 2008. The historically low rate for federal funds sold caused some correspondent banks to reduce their rates paid for overnight funds to zero.
Interest expense totaled $4,806 in the first quarter of 2009, compared to $6,051 in the same period of 2008, a decrease of $1,245, or 20.6%. The decrease is primarily due to a decrease in rates paid for interest bearing deposits. Management anticipates the weighted average rate on deposits to continue to decrease as time deposits mature and are renewed or replaced at lower rates as discussed above. Interest expense on FHLB advances and federal funds purchased as well as other borrowings increased slightly due to an increase in their respective average balances during the first two months of the quarter. The Company repaid all federal funds purchased and other borrowings on February 27, 2009 utilizing

RESULTS OF OPERATIONS (continued)
proceeds from the issuance of preferred stock to the United States Treasury. The decrease in outstanding borrowings should also help reduce overall cost of funds in the second quarter of 2009.
The decrease in interest income was offset by a significant decrease in interest expense during the first quarter of 2009 compared to the same period in 2008. The decrease in interest expense was not as large as the decrease in interest income which resulted in the decrease in net interest income. The Company experienced compression of net interest margin throughout 2008 as a result of the declining rate environment and the increased provision expense and higher balance of nonaccrual loans resulting from the downturn in the economy. We continued to experience that compression in the first quarter of 2009 as both loans and deposits repriced at lower rates. Net interest margin for the first quarter of 2009 was 2.41% compared to 2.80% for the same period in 2008. Competitive pressures in the market have continued to prevent management from reducing rates paid for interest bearing deposits at the same pace as the decline in loan rates. The weighted average rate earned on loans decreased 180 basis points (“bps”) from the first quarter of 2008 to the first quarter of 2009, while the weighted average cost of interest bearing deposits declined only 136 bps. The compression of net interest margin was also impacted by the increase in nonaccrual loans and provision expense during the quarter. Nonaccrual loans totaled $13,744 at March 31, 2009 compared to $4,844 at March 31, 2008, an increase of 183.7%.
The overall decrease in interest expense was also supported by the Company’s participation in the U.S. Treasury’s Capital Purchase Program (“CPP”). Funds received during the first quarter of 2009 allowed management to pay off $4,835 in other borrowings and reduce the Company’s reliance on federal funds purchased. In addition to the funds received from the CPP, the net repayments of loans during the quarter resulted in excess cash at March 31, 2009. Management anticipates using the available cash to fund new loans during 2009; however, as of March 31, 2009, regular loan payments continued to outpace demand for new loans. Until loan demand increases, management intends to utilize the available funds to pay off maturing national market and broker deposits as they mature during the second quarter of 2009. Rates that can be earned on short-term investment vehicles as of March 31, 2009 are lower than the current rates for the majority of the Company’s available funding sources. As a result, management considers this the most effective use of the excess funds until loan demand increases. The reduction in both average balances of interest bearing deposits and rates paid should help relieve some of the compression on net interest margin during the remainder of 2009, unless rates decline further. When loan demand improves, the Company should be able to obtain additional national market and broker deposits to fund loan growth if core deposit growth is not sufficient to fund new loans.
Provisions for Loan Losses
In the first quarter of 2009, the Bank recorded a provision for loan loss of $1,288 compared to $526 in the same period of 2008. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses in 2009 is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss, which management believes is representative of probable loan losses. Other factors considered by management include the composition of the loan portfolio, economic conditions, and the creditworthiness of the Bank’s borrowers and other qualitative factors. The allowance for loan losses was 1.61% of gross loans (“AFLL Ratio”) at March 31, 2009 compared to 1.26% at March 31, 2008. Nonperforming and impaired loans increased from December 31, 2008 to March 31, 2009. Most non performing and impaired loans at March 31, 2009 were included in the Company’s loans classified substandard at December 31, 2008. The specific allocations on most loans that moved from the substandard classification at December 31, 2008 to the non performing and impaired category at March 31, 2009 were not in excess of the general allocations provided in the allowance for loan losses at December 31, 2008. Also, total loans decreased $10,315 during the first quarter of 2009. The decrease in loans was primarily attributable to real estate construction loans, which is a higher risk loan category for the Bank. This decrease in loans also reduced the amount of the general allocation component of the allowance for loan losses at March 31, 2009. Management considers the increase in the AFLL Ratio to be directionally consistent with changes in risks associated with the loan portfolio as measured by various metrics related to the portfolio.

RESULTS OF OPERATIONS (continued)
The table below illustrates changes in the AFLL ratio over the past five quarters and the changes in related risk metrics over the same periods:

	March 31,	December	September	June 30,	March 31,
Quarter Ended	2009	31, 2008	30, 2008	2008	2008
AFLL Ratio	1.61%	1.58%	1.25%	1.26%	1.26%

Nonperforming loans to gross loans (1)	2.48%	0.60%	0.65%	0.92%	0.95%
Impaired loans to gross loans	3.00%	0.74%	0.51%	0.49%	0.70%
Quarter-to-date net chargeoffs to gross loans	0.23%	0.32%	0.10%	0.04%	0.01%

(1)	nonaccrual loans and loans past due 90 or more days still accruing interest as a percentage of gross loans.
The increase in risk associated with the loan portfolio is primarily the result of continuing effects of the economic recession on the Bank’s geographic market. The recession is continuing to have a significant impact on both individual and commercial borrowers as business cash flows continue to be strained and jobs are lost. This is in addition to the effects of declining market values for properties securing real estate loans. The extended period of this recession is impacting customers who had previously been considered to be of lower credit risk. Management believes that our past due loans and loan chargeoffs will continue to be unusually high, particularly in real estate loans, until there is some relief from the recession and improvement in real estate market conditions in the area served by the Company. Past due and nonaccrual loans as well as net chargeoffs could continue to increase as more borrowers, particularly builders and developers, are impacted by the extended term of the recession.
General Motors’ Spring Hill manufacturing facility is centrally located in the Bank’s geographic market area. Reduced employment at that facility could have a significant impact on the economy of the Bank’s geographic market area and on many of the Company’s borrowers and may result in increased provision for loan losses.
Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.
The following table presents information regarding loans included as nonaccrual and the gross income that would have been recorded in the period if the loans had been current, and the amount of interest income on those that was not included in net interest income.

	March 31, 2009	March 31, 2008
Nonaccrual interest	$343	$9

RESULTS OF OPERATIONS (continued)
Noninterest Income
Total noninterest income for the first quarter of 2009 was $1,420, a decrease of $43 or 2.9% from $1,463 for the same period in 2008. The decrease in noninterest income is primarily due to declines in investment services income and mortgage banking activities. Investment services income for the quarter was $58 compared to $203 for the first quarter of 2008. The decline is due to uncertainty associated with investment markets during the first quarter of 2009. Most customers are seeking lower risk alternatives to the stock market and other traditional investment vehicles. As a result, commissions earned on trades have declined sharply. Mortgage banking income for the quarter was $343 compared to $372 for the first quarter of 2008. The decrease is due to the effects of the economy and the slowdown in the housing market. While income is down in 2009 compared to the same period in 2008, income reported for the quarter is higher than that reported for the second and third quarters of 2008 due to mortgage loan refinance activity that has been stimulated by historically low rates available for 30- and 15-year mortgage products. The decreases noted above were somewhat offset by increases in gains on securities available for sale and earnings on bank owned life insurance policies. Earnings on bank owned life insurance policies increased in the first quarter of 2009 over the same period in 2008 due to the Company’s purchase of an additional $4,000 in life insurance policies in July of 2008. The cash value of policies earning during the current quarter was approximately double that of the first quarter 2008.
The table below shows noninterest income for the three months ended March 31, 2009 and 2008.

	Three Months Ended
	March 31,
	2009	2008
Service charge on deposit accounts	$490	$488
Mortgage banking activities	343	372
Gain on sale of securities	340	252
Other:
Investment service income	58	203
Check printer income	7	6
Safe deposit box rental	9	10
Credit life insurance commissions	2	—
BOLI income	87	38
ATM income	32	33
Other customer fees	16	22
Other equity investment income	2	18
Other service charges, commissions and fees	34	21

Total noninterest income	$1,420	$1,463

RESULTS OF OPERATIONS (continued)
Noninterest Expense
Noninterest expense for the first quarter of 2009 was $6,406, an increase of $1,725 or 36.9% over $4,681 for the same period in 2008. The increase in expense was primarily due to securities impairment losses and increased levels of other real estate expense, salaries and employee benefits, regulatory and compliance expense, and occupancy expense.
Securities impairment losses of $1,338 related to impairment of common stock held by the Bank and issued by Silverton and trust preferred securities held by the Bank and issued by a trust affiliated with Silverton which are guaranteed by Silverton, as discussed above.
Other real estate expenses consist of the costs to maintain, market, and sell properties owned by the Bank. Other real estate expenses increased $186 or 2,066.7% in the first quarter of 2009 compared to the same period in 2008. The balance of other real estate owned (excluding adjustments for loans to facilitate the purchase of foreclosed properties and bank properties) increased 931.3% to $7,044 at March 31, 2009 compared to $683 at March 31, 2008. Salaries and employee benefits increased 5.6% and occupancy expense increased 17.0% during the first quarter of 2009 over the first quarter of 2008. Increases for both expenses were primarily due to the addition of a new branch location at Thompson’s Station in Williamson County, Tennessee during the fourth quarter of 2008. The increase in expenses represents the additional cost of staff and facilities for this new branch. Regulatory and compliance expense increased $112 or 98.2% to $226 for the first quarter of 2009 compared to $114 for the same period in 2008. The increase is primarily the result of increases in FDIC assessments during the first quarter of 2009.
The increases noted above were somewhat offset by decreases in data processing, advertising and public relations, postage and freight, and loan expense. The decrease in data processing is the result of savings realized from the Bank’s conversion to a new core processing vendor during the second quarter of 2008. The decrease in advertising and public relations is due to management’s efforts to reallocate advertising funds differently than in previous years, resulting in less expense for the first quarter of 2009 compared to the same period in 2008. Management has budgeted advertising and public relations expense for the full year of 2009 to be approximately equal to that of 2008. The decrease in postage and freight as well as the decrease in loan expense are primarily the result of reduced loan demand during the first quarter of 2009. Fewer new loans have been produced, resulting in less expense.
As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. Because the FDIC’s deposit insurance fund fell below prescribed levels in 2008, the FDIC has announced increased premiums for all insured depository institutions, including the Bank, in order to begin recapitalizing the fund. Insurance assessments range from 0.12% to 0.50% of total deposits for the first calendar quarter 2009 assessment. Effective April 1, 2009, insurance assessments will range from 0.07% to 0.78%, depending on an institution’s risk classification and other factors. In addition, under a proposed rule, the FDIC indicated its plans to impose a 20 basis point emergency assessment on insured depository institutions to be paid on September 30, 2009, based on deposits at June 30, 2009. FDIC representatives subsequently indicated the amount of this special assessment could decrease if certain events transpire. The proposed rule would also authorize the FDIC to impose an additional emergency assessment of up to 10 basis points after June 30, 2009, if necessary to maintain public confidence in federal deposit insurance. These changes would result in increased deposit insurance expense for the Bank in 2009. The Company estimates that the 20 basis point emergency assessment will result in approximately $1,125 in additional expense.

RESULTS OF OPERATIONS (continued)
The table below shows noninterest expense for the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008
Salaries and employee benefits	$2,422	$2,293
Securities impairment loss	1,338	—
Occupancy	393	336
Furniture and equipment	272	242
Data processing fees	252	301
Advertising and public relations	143	181
Operational expense	217	213
Other:
Other real estate expense	195	9
Loan expense	26	53
Legal	17	19
Audit and accounting fees	117	102
Postage and freight	76	108
Regulatory and compliance	226	114
Director expense	67	52
ATM expense	144	118
Amortization of intangible asset	81	98
Other insurance expense	48	46
Printing	25	45
Other employee expenses	49	58
Dues & memberships	22	32
Miscellaneous chargeoffs	53	26
Miscellaneous taxes and fees	40	65
Federal Reserve and other bank charges	34	30
Other	149	140

Total noninterest expense	$6,406	$4,681

Income Taxes
The effective tax rate for the first quarter of 2009 was 30.8%, compared to 12.8% during the same period in 2008. The change in the effective tax rate for the quarter was primarily the result of the Company reporting a net operating loss for the first quarter of 2009 and net earnings for the same period in 2008. The effective tax rate was also impacted by additional federal tax credits and state tax benefits.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity refers to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the Consolidated Statements of Cash Flows, the Company’s main source of cash flow is from receiving deposits from its customers and, to a lesser extent, repayment of loan principal and interest income on loans and investments, FHLB advances, and federal funds purchased.

LIQUIDITY AND CAPITAL RESOURCES (Continued)
The primary uses of cash are lending to the Company’s borrowers and investing in securities and short-term interest-earning assets. During the first quarter of 2009, regular loan repayments outpaced loan demand, resulting in a decrease in gross loans and contributing to the increase in cash and cash equivalents at March 31, 2009 compared to December 31, 2008. Other sources of liquidity that are available to the Bank include national market and broker deposits, FHLB advances, and federal funds purchased.
At March 31, 2009 and December 31, 2008, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2009
Total Capital to risk weighted assets
Bank	$68,824	11.79%	$46,697	8.00%	$58,371	10.00%
Consolidated	74,851	12.80%	46,792	8.00%	N/A	N/A

Tier 1 to risk weighted assets
Bank	$61,506	10.54%	$23,349	4.00%	$35,023	6.00%
Consolidated	63,563	10.87%	23,396	4.00%	N/A	N/A

Tier 1 to average assets
Bank	$61,506	8.74%	$28,162	4.00%	$35,202	5.00%
Consolidated	63,563	8.99%	28,284	4.00%	N/A	N/A

December 31, 2008
Total Capital to risk weighted assets
Bank	$61,070	10.19%	$47,923	8.00%	$59,903	10.00%
Consolidated	58,910	9.81%	48,029	8.00%	N/A	N/A

Tier 1 to risk weighted assets
Bank	$53,564	8.94%	$23,961	4.00%	$35,942	6.00%
Consolidated	40,373	6.72%	24,015	4.00%	N/A	N/A

Tier 1 to average assets
Bank	$53,564	7.99%	$26,829	4.00%	$33,536	5.00%
Consolidated	40,373	6.00%	26,935	4.00%	N/A	N/A
Total shareholders’ equity increased $15,977, to $52,012 at March 31, 2009, from $36,035 at December 31, 2008. The increase in total equity was the result of the Company issuing a total of 18,696 shares of preferred stock to the U.S. Treasury under the Capital Purchase Program. Total proceeds from the issuance was $17,806. The increase from issuance of preferred stock was offset by the net loss reported for the period.
On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the EESA is the Treasury Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. There are also restrictions related to the payment of bonuses and certain severance payments, but the full

LIQUIDITY AND CAPITAL RESOURCES (Continued)
extent of these restrictions is uncertain as Treasury has yet to issue regulatory guidance implementing Congressional limits. Dividends to common shareholders may only be paid if required dividends for preferred shares have been satisfied as of the date of the dividend declaration and may not exceed in the first three years that the preferred shares are outstanding, the amount of quarterly dividends paid prior to November 17, 2008, unless approved by Treasury and there are no preferred dividends in arrears. From February 28, 2012 until February 27, 2019, unless Treasury has transferred the preferred stock to third parties or the preferred stock has been redeemed in total, the Company may increase the dividends paid to holders of the common stock by up to 3% in the aggregate per year over the amount paid in the prior year without Treasury’s consent; provided that no increase in common dividends may be made as a result of any dividend paid in common shares, any stock split or any similar transactions. From February 28, 2019 until the preferred stock held by Treasury has been redeemed in whole or Treasury has transferred all of the preferred stock to third parties, the Company may not declare or pay any dividend or make any distribution on any capital stock or other equity securities of the Company other than regular dividends on shares of preferred stock in accordance with the terms thereof and which are permitted under the terms of the preferred stock or dividends or distributions by any wholly-owned subsidiary of the Company. Further, during such period the Company may not redeem, purchase or acquire any shares of common stock or other capital stock or other equity securities of any kind of the Company, including any trust preferred securities, other than shares of the preferred stock.
The Company applied to participate in the CPP during the fourth quarter of 2008 and received notification of approval for the program in the first quarter of 2009. Under the terms of the CPP, Treasury purchased $17,806 in Senior Preferred shares of the Company. The Senior Preferred shares have a cumulative dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend rate of 9% thereafter. In addition, under the terms of the agreement, the Company issued warrants to Treasury to purchase additional preferred shares equal to 5% of the investment in Senior Preferred shares at a discounted exercise price. Treasury exercised the options immediately upon investment in the Senior Preferred shares. The Warrant Preferred shares have a cumulative dividend rate of 9% per year until redeemed. Dividends on both Senior Preferred and Warrant Preferred shares are required to be paid quarterly. Total required annual dividends for preferred shares are expected to be as follows: 2009: $809; 2010 — 2013: $970 per year; 2014: $1,564; 2015 and thereafter $1,683 per year. The Company is permitted to redeem all or a portion of the preferred shares at any time but may not redeem the Warrant Preferred shares until all of the Senior Preferred shares have been redeemed. Dividend payments on the preferred shares would be reduced for any redemptions.
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
The Company utilized the funds provided by issuance of the preferred shares to pay off other borrowings and provide additional capital for the Bank.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management uses a gap simulation model that takes cash flows into consideration. These include mortgage backed securities, loan prepayments, and expected calls and maturities on securities. Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing the Bank’s pricing history on these categories relative to interest rates. Using the interest rate history from our asset liability management software database spanning up to 20 quarters of data, we derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis, the model considers deposit rate movements to determine what percentage of interest bearing deposits is actually repriceable within a year. Our cumulative one-year gap position at March 31, 2009 was -0.64% of total assets. Our policy states that our one-year cumulative gap should not exceed 20% of total assets.
As of March 31, 2009, approximately $420,777 of $666,533 in interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $385,638, or 68.4%, of total loans, including loans held for sale, at March 31, 2009. The Bank has approximately $406,701 in time deposits maturing or repricing within one year.
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
Although interest rates are currently very low, the Company believes a -200 basis point rate shock is an effective and realistic test since interest rates on many of the Company’s loans still have the ability to decline 200 basis points. For those loans that have floors above the -200 basis point rate shock, the interest rate would be at the floor rate. All deposit account rates would likely fall to their floors under the -200 basis point rate shock as well. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, securities, and time deposits.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
The following illustrates the effects on net interest income of shifts in market interest rates from the rate shock simulation model:

							March 31, 2009

Basis Point Change	+200	bp	+100	bp	-100	bp	-200	bp

Increase (decrease in net interest income)	8.59%		4.32%		(3.22%)		(7.11%)
Our Economic Value of Equity simulation measures our long-term interest rate risk. The economic value is the difference between the market value of assets and liabilities. The technique is to apply rate changes and compute the resulting economic value. The slope of the change between shock levels is a measure of the volatility of value risk. The slope is called duration. The greater the slope, the greater the impact of rate change on the Bank’s long-term performance. Our policy guideline is that the maximum percentage change on economic value of equity cannot exceed plus or minus 10% on a 100bp change and cannot exceed plus or minus 20% on a 200bp change.

							March 31, 2009

Basis Point Change	+200	bp	+100	bp	-100	bp	-200	bp

Increase (decrease in equity at risk)	(7.50%)		(3.10%)		2.50%		3.10%
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
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1 — LEGAL PROCEEDINGS
Not applicable.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
Not applicable.
ITEM 5. OTHER INFORMATION
Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description

10.1	Amendment to Option Agreements by and between Community First, Inc. and Marc R. Lively*.

31.1	Certification of the Chief Executive Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community First, Inc.
(Registrant)

May 11, 2009	/s/ Marc R. Lively
(Date)	Marc R. Lively,
President and Chief Executive Officer

May 11, 2009	/s/ Dianne Scroggins
(Date)	Dianne Scroggins,
Chief Financial Officer