Form 10-Q
period 2009-06-30
COMMUNITY FIRST INC
filed 2009-08-10
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2009
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
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding (no par value): 3,270,571 shares of common stock, no par value per share, as of August 10, 2009.

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Community First, Inc.
Consolidated Balance Sheets
June 30, 2009 (Unaudited) and December 31, 2008

	(Unaudited)
	June 30,	December 31,
($ amounts in thousands, except share data)	2009	2008

Assets

Cash and due from banks	$16,768	$11,489
Federal funds sold	22,440	8,322

Cash and cash equivalents	39,208	19,811
Time deposits in other financial institutions	10,252	—
Securities available for sale	79,581	76,497
Loans held for sale, at fair value as of June 30, 2009	5,440	6,107
Loans	560,374	570,113
Allowance for loan losses	(10,696)	(8,981)

Net loans	549,678	561,132

Restricted equity securities	1,727	2,111
Premises and equipment	17,277	18,253
Accrued interest receivable	2,619	2,632
Goodwill	5,204	5,204
Core deposit intangible	2,221	2,383
Other real estate owned	8,977	8,041
Bank owned life insurance	8,258	8,085
Other assets	7,494	5,070

Total Assets	$737,936	$715,326

Liabilities and Shareholders’ Equity

Deposits:
Noninterest-bearing	$47,325	$45,848
Interest-bearing	584,080	553,470

Total Deposits	631,405	599,318

Federal Home Loan Bank advances	22,000	32,000
Subordinated debentures	23,000	23,000
Repurchase agreements	7,000	7,000
Accrued interest payable	3,038	3,165
Other borrowed money	—	4,835
Federal funds purchased	—	9,000
Other liabilities	1,741	973

Total Liabilities	688,184	679,291

Community First, Inc.
Consolidated Balance Sheets
June 30, 2009 (Unaudited) and December 31, 2008
(Continued)

	(Unaudited)
	June 30,	December 31,
($ amounts in thousands, except share data)	2009	2008

Shareholders’ Equity
Senior preferred shares, no par value; 5% cumulative. Authorized 2,500,000 shares; issued 17,806 at June 30, 2009 and 0 at December 31, 2008.	17,806	—
Warrant preferred shares, no par value; 9% cumulative. Issued 890 at June 30, 2009 and 0 at December 31, 2008.	890	—
Net discount on preferred shares	(838)	—

Total preferred shares	17,858	—
Common stock, no par value. Authorized 5,000,000 shares; issued 3,256,517 shares at June 30, 2009 and 3,224,043 shares at December 31, 2008	27,906	27,546
Retained earnings	5,094	8,337
Accumulated other comprehensive income (loss)	(1,106)	152

Total Shareholders’ Equity	49,752	36,035

Total Liabilities and Shareholders’ Equity	$737,936	$715,326

See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
Six Months and Three Months Ended June 30, 2009 and 2008
(Unaudited)

	Six Months		Three Months
	Ended		Ended
	June 30,		June 30,
($ amounts in thousands, except earnings per share)	2009	2008	2009	2008

Interest income:
Loans, including fees	$15,558	$17,726	$7,852	$8,613
Taxable securities	1,738	1,437	832	644
Tax-exempt securities	163	161	81	84
Federal funds sold and other	94	223	63	43

Total interest income	17,553	19,547	8,828	9,384

Interest expense:
Deposits	8,146	9,903	4,019	4,444
FHLB advances and federal funds purchased	397	403	191	268
Subordinated debentures and other	901	877	428	420

Total interest expense	9,444	11,183	4,638	5,132

Net interest income	8,109	8,364	4,190	4,252
Provision for loan losses	3,520	966	2,232	440

Net interest income after provision for loan losses	4,589	7,398	1,958	3,812

Noninterest income:
Service charges on deposit accounts	995	1,052	505	564
Mortgage banking activities	655	721	312	349
Gain on sale of securities available for sale	1,130	258	790	6
Other	491	638	244	287

Total noninterest income	3,271	2,669	1,851	1,206

Noninterest expense:
Salaries and employee benefits	4,897	4,614	2,475	2,321
Securities impairment loss	1,338	—	—	—
Regulatory and compliance	795	229	569	115
Occupancy	769	687	376	351
Furniture and equipment	525	490	253	248
Data processing fees	489	601	237	300
Advertising and public relations	287	361	144	180
Operational expense	429	440	212	227
Other	2,071	2,044	928	1,043

Total noninterest expenses	11,600	9,466	5,194	4,785

Income (loss) before income taxes (benefits)	(3,740)	601	(1,385)	233

Community First, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
Six Months and Three Months Ended June 30, 2009 and 2008
(Unaudited)

	Six Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008

Income taxes (benefits)	(1,358)	49	(632)	2

Net income (loss)	(2,382)	552	(753)	231

Preferred stock dividends	(327)	—	(242)	—
Accretion on preferred stock discount	(52)	—	(39)	—

Net income (loss) available to common shareholders	(2,761)	552	(1,034)	231

Earnings (loss) per share available to common shareholders
Basic	$(0.85)	$0.17	$(0.32)	$0.07
Diluted	(0.85)	0.17	(0.32)	0.07

Weighted average common shares outstanding
Basic	3,235,831	3,215,245	3,245,969	3,220,553
Diluted	3,235,831	3,310,487	3,245,969	3,312,234
Cash dividends paid per common share	0.05	0.10	0.05	0.10

Comprehensive Income (Loss)
Net income (loss)	$(2,382)	$552	$(753)	$231
Unrealized gains (losses) on securities, net	(1,258)	(696)	(1,172)	187

Comprehensive income (loss)	$(3,640)	$(144)	$(1,925)	$418

See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (Loss)
Six Months Ended June 30, 2009
(Unaudited)

					Accumulated
					Other	Total
	Common	Preferred	Common	Retained	Comprehensive	Shareholders’
($ amounts in thousands, except per share amounts)	Shares	Stock	Stock	Earnings	Income (loss)	Equity
Balance at January 1, 2009	3,224,043	$—	$27,546	$8,337	$152	$36,035
Net exercise of stock options	28,478	—	(35)	—	—	(35)
Stock-based compensation
Restricted stock grants	999	—	15	—	—	15
Stock options	—		110	—	—	110
Issuance of preferred stock, net of expenses	—	17,806	(104)	—	—	17,702
Accretion of discount on preferred stock	—	52	—	(52)	—	—
Sale of shares of common stock	662	—	13	—	—	13
Cash dividends declared on preferred stock	—	—	—	(327)	—	(327)
Cash dividends declared on common stock	—	—	—	(121)	—	(121)
Stock dividends declared on common stock	—	—	314	(314)	—	—
Issuance of shares of common stock through dividend reinvestment plan	2,335	—	47	(47)	—	—
Comprehensive income (loss)
Net loss	—	—	—	(2,382)	—	(2,382)
Reclassification adjustment for gains included in net loss, net of income taxes	—	—	—	—	(697)	(697)
Reclassification adjustment for other-than-temporary losses included in net loss, net of income taxes	—	—	—	—	627	627
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	(1,188)	(1,188)

Total comprehensive loss						(3,640)

Balance at June 30, 2009	3,256,517	$17,858	$27,906	$5,094	$(1,106)	$49,752

See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Six Months Ended
($ amounts in thousands)	June 30,

	2009	2008

Cash flows from operating activities
Net income (loss)	$(2,382)	$552
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	647	557
Amortization	40	18
Core deposit intangible amortization	162	206
Provision for loan losses	3,520	966
Mortgage loans originated for sale	(36,026)	(42,112)
Proceeds from sale of mortgage loans	37,413	40,644
Gain on sale of loans	(655)	(721)
Federal Home Loan Bank stock dividends	—	(29)
Decrease in accrued interest receivable	13	600
Decrease in accrued interest payable	(127)	(1,423)
Gain on sale of securities	(1,130)	(258)
Increase in surrender value of Bank owned life insurance	(173)	(38)
Write down of other real estate	182	—
Securities impairment loss	1,338	—
Compensation expense under stock based compensation	125	135
Other, net	(1,047)	(711)

Net cash from operating activities	1,900	(1,614)

Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(53,151)	(6,804)
Other	(22,525)	(7,741)
Sales of securities:
Mortgage-backed securities	39,233	20,202
Other	4,473	1,992
Maturities, prepayments, and calls:
Mortgage-backed securities	8,251	3,556
Other	19,000	7,816
Purchase of restricted equity securities	(278)	(257)
Redemption of Federal Reserve Bank stock	—	30
Net (increase) decrease in loans	6,430	(54,390)
Proceeds from sales of other real estate owned	870	455
Investment in time deposits in other financial institutions	(10,252)	—
Additions to premises and equipment	(155)	(662)

Net cash from investing activities	(8,104)	(35,803)

Community First, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2009 and 2008
(Unaudited)

	Six Months Ended
($ amounts in thousands)	June 30,

	2009	2008

Cash flows from financing activities
Increase (decrease) in deposits	32,087	(9,587)
Payments on Federal Home Loan Bank advances	(13,000)	(2,000)
Proceeds (repayment) of federal funds purchased	(9,000)	9,113
Proceeds (repayment) of other borrowed money	(4,835)	1,340
Proceeds from Federal Home Loan Bank advances	3,000	18,000
Proceeds from issuance of common stock	13	152
Proceeds from repurchase agreement	—	7,000
Net proceeds from stock option exercises	(35)	—
Proceeds from issuance of preferred stock	17,702	—
Cash dividends paid on preferred stock	(210)	—
Cash dividends paid on common stock	(121)	(320)

Net cash from financing activities	25,601	23,698

Net change in cash and cash equivalents	19,397	(13,719)
Cash and cash equivalents at beginning of period	19,811	27,285

Cash and cash equivalents at end of period	$39,208	$13,566

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$9,571	$12,606
Income taxes	10	600
Supplemental noncash disclosures
Transfer from loans to repossessed assets	1,504	2,845
Transfer of premises and equipment to other real estate owned	484	—
Shares issued from stock dividend and dividend reinvestment plan	361	467
See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2009
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
The unaudited consolidated financial statements as of June 30, 2009 and for the three month and six month periods ended June 30, 2009 and 2008 have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ( the “SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for periods ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the 2008 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.
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
In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)
NOTE 2. ADOPTION OF NEW ACCOUNTING STANDARDS (Continued)
criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Through the period ended March 31, 2009, the Company recognized cumulative other-than-temporary impairment charges of $1,338 for available for sale and restricted equity securities. The adoption of this FSP on April 1, 2009 did not have a material impact on the results of operations or financial position.
In April 2009, the FASB issued FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position.
In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 4.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. SFAS 165 was effective for the Company as of June 30, 2009. The adoption of SFAS 165 did not have a material impact on our financial condition, results of operations, or disclosures.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)
NOTE 3 — SECURITIES AVAILABLE FOR SALE
The following table summarizes the amortized cost and fair value of the investment securities portfolio at June 30, 2009 and December 31, 2008 and the corresponding amounts of unrealized gains and losses therein:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2009
U.S. Government sponsored entities	$3,919	$9	$(7)	$3,921
Mortgage-backed securities — residential	60,320	292	(777)	59,835
State and municipals	8,173	36	(205)	8,004
Other debt securities	8,963	—	(1,142)	7,821

Total	$81,375	$337	$(2,131)	$79,581

December 31, 2008
U.S. Government sponsored entities	$4,400	$96	$—	$4,496
Mortgage-backed securities — residential	53,602	1,200	(19)	54,783
State and municipals	8,599	69	(211)	8,457
Other debt securities	9,641	—	(880)	8,761

Total	$76,242	$1,365	$(1,110)	$76,497

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	June 30, 2009
	Amortized	Fair
	Cost	Value
Due in one year or less	$2,500	$2,499
Due after one through five years	6,419	6,048
Due after five through ten years	4,733	4,625
Due after ten years	7,403	6,574
Mortgage-backed securities — residential	60,320	59,835

Total	$81,375	$79,581

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)
NOTE 3 — SECURITIES AVAILABLE FOR SALE (Continued)
The following table shows securities with unrealized losses and their fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of June 30, 2009 and December 31, 2008.
June 30, 2009

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
US Government sponsored entities	$3,512	$(7)	$—	$—	$3,512	$(7)
Mortgage-backed securities — residential	49,511	(776)	67	(1)	49,578	(777)
State and municipals	3,702	(147)	1,678	(58)	5,380	(205)
Other debt securities	—	—	7,821	(1,142)	7,821	(1,142)

Total temporarily impaired	$56,725	$(930)	$9,566	$(1,201)	$66,291	$(2,131)

December 31, 2008

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
US Government sponsored entities	$—	$—	$—	$—	$	$—
Mortgage-backed securities — residential	2,857	(11)	993	(8)	3,850	(19)
State and municipals	4,734	(204)	443	(7)	5,177	(211)
Other debt securities	3,761	(880)	—	—	3,761	(880)

Total temporarily impaired	$11,352	$(1,095)	$1,436	$(15)	$12,788	$(1,110)

Proceeds from sales and calls of securities available for sale as well as gross gains and losses realized on sales and calls were as follows:

	Six months		Three months
	ended June 30,		ended June 30,
	2009	2008	2009	2008
Proceeds	$43,706	$22,194	$30,254	$4,000
Gross gains	1,130	258	790	6
Gross losses	—	—	—	—

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)
NOTE 3 — SECURITIES AVAILABLE FOR SALE (Continued)
In the first quarter of 2009, the Company experienced losses of $1,338 related to impairment of common stock held by the Bank and issued by Silverton Financial Services, Inc. (“Silverton”) and trust preferred securities held by the Bank and issued by a trust affiliated with Silverton which were guaranteed by Silverton. On May 1, 2009, Silverton’s bank subsidiary, Silverton Bank, was placed into receivership by the Office of the Comptroller of the Currency after Silverton Bank’s capital deteriorated significantly in the first quarter of 2009. The Company does not anticipate that it will recover any of the Bank’s investment in either the common securities or trust preferred securities issued by Silverton or its affiliated trust. As a result, the Company recorded an impairment charge of $1,338, which represents the Company’s full investment in the securities. $675 of the impairment related to trust preferred securities and $663 related to common stock.
Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale are generally evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. However, certain purchased beneficial interests, including non-agency mortgage-backed securities, asset-backed securities, and collateralized debt obligations, that had credit ratings at the time of purchase of below AA are evaluated using the model outlined in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transfer in Securitized Financial Assets.
In determining OTTI under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
The second segment of the portfolio uses the OTTI guidance provided by EITF 99-20 that is specific to purchased beneficial interests that, on the purchase date, were rated below AA. Under the EITF 99-20 model, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. An OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows. When OTTI occurs under either model, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)
NOTE 3 — SECURITIES AVAILABLE FOR SALE (Continued)
recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.
As of June 30, 2009, the Company’s security portfolio consisted of 89 securities, 44 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and other securities, as discussed below:
Mortgage-backed Securities
At June 30, 2009, approximately 100% of the mortgage-backed securities held by the Company were issued by U.S. government-sponsored entities and agencies, primarily the Government National Mortgage Association (Ginnie Mae), The Federal National Mortgage Association (Fannie Mae) and Federal Home Mortgage Association (Freddie Mac), institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2009.
Other Securities
The Company’s unrealized losses on other securities relate primarily to its investment in pooled trust preferred securities. The decline in fair value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Due to the illiquidity in the market, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time. Management’s analysis concluded that the securities have not had an adverse change in expected cash flows, therefore the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2009.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)
NOTE 4. FAIR VALUE (Continued)
SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:
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
The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Loans held for sale, consisting of mortgage loans originated in compliance with requirements established by third-party investors intended for sale to those investors, are reported at fair value. Fair value is determined by individual third-party sales contract prices for the specific loans held at each reporting period end (Level 2 inputs).
The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using rates considered to be reasonable estimates of the current market rate based on available rates for comparable securities and market data. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)
NOTE 4. FAIR VALUE (Continued)
estimates of value obtained principally from independent sources, adjusted for estimated selling costs (Level 3). The amounts presented in the table below do not include loans made to facilitate the sale of other real estate and Bank premises not utilized for the Company’s business and held for disposal, which are classified as other real estate.
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at		Fair Value Measurements at
	June 30, 2009 using		December 31, 2008 using
	Significant		Significant
	Other	Significant	Other	Significant
	Observable	Unobservable	Observable	Unobservable
	Inputs	Inputs	Inputs	Inputs
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Assets:

Available for sale securities:
U.S. Government sponsored entities	$3,921	$—	$4,496	$—
Mortgage-backed securities — residential	59,835	—	54,783	—
State and municipals	8,004	—	8,457	—
Other debt securities	907	6,914	982	7,779

Total available for sale securities	$72,667	$6,914	$68,718	$7,779

Loans held for sale	$5,440	—	—	—
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six and three months ended June 30, 2009:

	Fair Value		Fair Value
	Measurements		Measurements
	Using Significant		Using Significant
	Unobservable Inputs		Unobservable
	(Level 3)		Inputs (Level 3)
	Available for sale		Available for sale
	securities		securities
Balance at January 1, 2009	$7,779	Balance at April 1, 2009	$7,329
Securities impairment	(675)	Securities impairment	—
Change in fair value	(190)	Change in fair value	(415)

Balance at June 30, 2009	$6,914	Balance at June 30, 2009	$6,914

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)
NOTE 4. FAIR VALUE (Continued)
The Company elected the fair value option for loans held for sale at January 1, 2009 which was applied on a prospective basis. Total changes in fair value included in earnings for the six months ended June 30, 2009 was a fair value adjustment of $65. As of June 30, 2008, the aggregate remaining contractual principal balance outstanding for loans held for sale was $5,375 and difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected was $65.
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at		Fair Value Measurements at
	June 30, 2009 using		December 31, 2008 using
	Significant		Significant
	Other	Significant	Other	Significant
	Observable	Unobservable	Observable	Unobservable
	Inputs	Inputs	Inputs	Inputs
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Assets:
Impaired loans with specific allocations	$—	$17,849	$—	$2,647
Other real estate owned	—	6,971	—	5,772
Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $22,483, with a valuation allowance of $4,634, resulting in an additional provision for loan losses of $1,712 for the six month period ended June 30, 2009.
The Company recognized impairment charges on other real estate of $184 and $59 for the six month and three month periods ended June 30, 2009, respectively.
Carrying amount and estimated fair values of significant financial instruments at June 30, 2009 and December 31, 2008 were as follows:

	June 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Securities available for sale	$79,581	$79,581	$76,497	$76,497
Loans held for sale	5,440	5,440	6,107	6,107
Loans, net of allowance	549,678	569,662	561,132	579,736
Restricted equity securities	1,727	N/A	2,111	N/A
Financial liabilities
Deposits with defined maturities	$480,990	$481,401	$446,536	$448,254
Federal Home Loan Bank advances	22,000	22,084	32,000	32,594
Subordinated debentures	23,000	22,947	23,000	22,947

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)
NOTE 4. FAIR VALUE (Continued)
Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. The method for determining fair values of securities are discussed above. Restricted equity securities do not have readily determinable fair values due to their restrictions on transferability. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is not considered material.
NOTE 5. LOANS
Set forth below is a table of the Company’s loans at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
Real estate
Construction	$141,132	25.2%	$152,937	26.8%
1-4 family residential	160,556	28.7%	163,211	28.6%
Commercial	174,900	31.2%	162,475	28.5%
Other	4,496	0.7%	4,779	0.8%
Commercial, financial and agricultural	57,504	10.3%	62,674	11.0%
Consumer	11,876	2.1%	13,965	2.5%
Municipal tax exempt	302	0.1%	354	0.1%
Other	9,608	1.7%	9,718	1.7%

Total (1)	$560,374	100.0%	$570,113	100.0%

(1)	Does not include mortgage loans held for sale at June 30, 2009 and December 31, 2008.
Transactions in the allowance for loan losses for the six months and three months ended June 30, 2009 and 2008 were as follows:

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008

Beginning Balance	$8,981	$6,086	$9,013	$6,566

Add (deduct):
Losses charged to allowance	(1,864)	(320)	(576)	(232)
Recoveries credited to allowance	59	86	27	44
Provision for loan losses	3,520	966	2,232	440

Ending Balance	$10,696	$6,818	$10,696	$6,818

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)
NOTE 5. LOANS (Continued)
Individually impaired loans were as follows:

	June 30,	December 31,
	2009	2008
Period-end loans with no allocated allowance for loan losses	$2,183	$51
Period-end loans with allocated allowance for loan losses	22,483	4,150

Total	$24,666	$4,201

Amount of the allowance for loan losses allocated	$4,634	$1,503

Average of impaired loans during the period	$15,212	$3,884
Interest income recognized during impairment	500	314
Cash-basis interest income recognized	203	211
Nonperforming loans were as follows:

	June 30,	December 31,
	2009	2008
Loans past due over 90 days still on accrual	$—	$7
Nonaccrual loans	14,973	3,357
Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
NOTE 6. EARNINGS (LOSS) PER SHARE
In accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share, basic earnings (loss) per share available to common shareholders is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share available to common shareholders reflects the potential dilution that could occur if securities, stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)
NOTE 6. EARNINGS (LOSS) PER SHARE (Continued)
The factors used in the earnings (loss) per share computation for the periods ended June 30, 2009 and 2008 are as follows:

	Six months ended		Three months ended
	June 30,		June 30,
	2009	2008	2009	2008
Net income (loss)	$(2,382)	$552	$(753)	$231
Less Dividends Declared
Common stock	(121)	(320)	(121)	(320)
Preferred stock	(327)	—	(242)	—
Accretion on preferred stock	(52)	—	(39)	—

Net income (loss) available to common shareholders	(2,882)	232	(1,155)	(89)

Weighted average common shares outstanding	3,234,833	3,213,248	3,244,971	3,218,556
Unvested restricted shares	998	1,997	998	1,997

	3,235,831	3,215,245	3,245,969	3,220,553

Undistributed earnings (loss) per common share available to common shareholders	$(0.89)	$0.07	$(0.36)	$(0.03)

Undistributed earnings	$(0.89)	$0.07	$(0.36)	$(0.03)
Distributed earnings	0.04	0.10	0.04	0.10

Basic earnings (loss) per common share	$(0.85)	$0.17	$(0.32)	$0.07

Diluted
Dilutive shares	—	95,242	—	91,681
Weighted average diluted shares	3,235,831	3,310,487	3,245,969	3,312,234

Diluted earnings (loss) per share available to common shareholders	$(0.85)	$0.17	$(0.32)	$0.07

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)
NOTE 6. EARNINGS (LOSS) PER SHARE (Continued)
A stock dividend of 15,722 shares was issued in the second quarter of 2009 on April 30, 2009. All references to common shares and earnings and dividends per share have been restated to reflect the stock dividend as of the beginning of the earliest period presented. Stock options for 252,780 and 101,625 shares of common stock were not considered in computing diluted earnings per share for the six and three months ended June 30, 2009 and 2008, respectively, because they were antidilutive.
NOTE 7. PARTICIPATION IN THE TREASURY CAPITAL PURCHASE PROGRAM
On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the EESA is the Treasury Capital Purchase Program (CPP), which provides for direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The program also generally prohibits a recipient receiving less than $25 million in assistance from paying any cash bonus, retention award or incentive compensation to its single most highly compensated employee (subject to certain exceptions) as well as any severance or change of control payments to certain employees. Dividends to common shareholders may only be paid if required dividends for preferred shares have been satisfied as of the date of the dividend declaration and may not exceed in the first three years that the preferred shares are outstanding, the amount of quarterly dividends paid prior to November 17, 2008, unless approved by Treasury and there are no preferred dividends in arrears. From February 28, 2012 until February 27, 2019, unless Treasury has transferred the preferred stock to third parties or the preferred stock has been redeemed in total, the Company may increase the dividends paid to holders of the common stock by up to 3% in the aggregate per year over the amount paid in the prior year without Treasury’s consent; provided that no increase in common dividends may be made as a result of any dividend paid in common shares, any stock split or any similar transactions. From February 28, 2019 until the preferred stock held by Treasury has been redeemed in whole or Treasury has transferred all of the preferred stock to third parties, the Company may not declare or pay any dividend or make any distribution on any capital stock or other equity securities of the Company other than regular dividends on shares of preferred stock in accordance with the terms thereof and which are permitted under the terms of the preferred stock or dividends or distributions by any wholly-owned subsidiary of the Company. Further, during such period the Company may not redeem, purchase or acquire any shares of common stock or other capital stock or other equity securities of any kind of the Company, including any trust preferred securities, other than shares of the preferred stock.
The Company applied to participate in the CPP during the fourth quarter of 2008 and received notification of approval for the program in the first quarter of 2009. Under the terms of the CPP, Treasury purchased $17,806 in Senior Preferred shares of the Company. The Senior Preferred shares have a cumulative dividend rate of 5% per year, until the fifth anniversary of the Treasury

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2009
(Unaudited)
NOTE 7. PARTICIPATION IN THE TREASURY CAPITAL PURCHASE PROGRAM (Continued)
investment, and a dividend rate of 9% thereafter. In addition, under the terms of the agreement, the Company issued warrants to Treasury to purchase additional preferred shares equal to 5% of the investment in Senior Preferred shares at a discounted exercise price. Treasury exercised the options immediately upon investment in the Senior Preferred shares. Issuance of the Warrant Preferred shares resulted in a net discount of $890. The discount is being accreted back to par value on a constant effective yield method (approximately 6.3%) over a five year term, which is the expected life of the Senior Preferred and Warrant Preferred shares. The Warrant Preferred shares have a cumulative dividend rate of 9% per year until redeemed. Dividends on both Senior Preferred and Warrant Preferred shares are required to be paid quarterly. Total required annual dividends for preferred shares are expected to be as follows: 2009: $816; 2010 — 2013: $970 per year; 2014: $1,571; 2015 and thereafter: $1,683 per year. The Company is permitted to redeem all or a portion of the preferred shares at any time after consultation with its primary federal regulator, but may not redeem the Warrant Preferred shares until all of the Senior Preferred shares have been redeemed. Dividend payments on the preferred shares would be reduced for any redemptions.
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
NOTE 8. SUBSEQUENT EVENT
Management has evaluated subsequent events through August 10, 2009, which is the date the Company’s financial statements were issued. No material subsequent events have occurred since June 30, 2009 that required recognition or disclosure in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
($ amounts in thousands, except share data)
The following discussion compares the financial condition of Community First, Inc. (the “Company”) at June 30, 2009, to December 31, 2008, and the results of operations for the six months and three months ended June 30, 2009 and 2008. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.
Certain of the statements made herein, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2008, as modified by our Quarterly Reports on Form 10-Q, and the following:
•	the effects of future economic or business conditions nationally and in our local market;

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	our potential growth, including our entrance or expansion into new markets, and the need for sufficient capital to support that growth;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

OVERVIEW (continued)
•	changes in accounting policies, rules and practices;

•	the results of regulatory examinations

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other circumstances, many of which may be beyond our control.
All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.
FINANCIAL CONDITION
Total assets as of June 30, 2009 increased 3.2%, or $22,610 to $737,936, compared to $715,326 at December 31, 2008. The increase in total assets was primarily due to increases in cash and cash equivalents, securities available for sale, and time deposits in other financial institutions. The increase in total assets was funded by growth in deposits, loan repayments, and proceeds from the issuance of preferred stock to the United States Treasury. Net loans (excluding mortgage loans held for sale) decreased by $11,454, or 2.0%, to $549,678 at June 30, 2009 compared to $561,132 at December 31, 2008. At June 30, 2009, cash and cash equivalents were $39,208, an increase of $19,397 from $19,811 at December 31, 2008. The increase resulted from increases in the Bank’s core deposits, loan repayments, and the Company’s issuance of preferred stock in connection with its participation in the U.S. Treasury’s Capital Purchase Program. Total deposits increased $32,087, or 5.4%, to $631,405 in the first six months of 2009, from $599,318 at December 31, 2008.
Cash and Cash Equivalents
Cash and Cash equivalents were $39,208 at June 30, 2009 compared to $19,811 at December 31, 2008. The increase in cash and cash equivalents is the result of increases in deposits, loan repayments, and issuance of preferred stock during the first six months of 2009. The most significant source of cash has been deposit growth. The Company is exploring several options for utilizing the additional funds including reducing national market and brokered deposits as they mature during the third and fourth quarters of 2009 and repaying Federal Home Loan Bank advances as they mature. The Company is also seeking opportunities for short-term investments to deploy the funds until they are needed for maturing liabilities in the second half of 2009. The Company invested $10,252 in time deposits with other financial institutions during the quarter in order to earn a yield higher than what would have been earned if the funds were invested in federal funds. Time deposits in other financial institutions were earning a weighted average rate of 1.56% compared to the federal funds rate of 0.25%. Maturities of the time deposits are matched against maturities of liabilities over the next twelve months.

FINANCIAL CONDITION (continued)
Loans
Total gross loans (excluding mortgage loans held for sale) at June 30, 2009 were $560,374, compared to $570,113 at December 31, 2008, a decrease of $9,739. Loan balances decreased for all categories of loans, with the exception of commercial real estate, which increased $12,425, or 7.65%, during the first six months of 2009. The increase in commercial real estate loans was the result of construction loans maturing and converting to traditional commercial real estate loans. The continuing effects of the recession have reduced the number of new construction loans during the first six months of 2009, resulting in the significant drop in real estate construction loans. Decreases in other loan categories are primarily the result of regular loan payments and a significant decrease in loan demand. The Company expects this trend to continue at least throughout the remainder of 2009.
The Company’s ratio of past due loans to total loans was 4.06% at June 30, 2009, an increase of 2.06% compared to December 31, 2008. Increases in the ratio can be primarily attributed to construction and land development loans that are past due moving to 1.9% of total loans at June 30, 2009 from 0.6% of total loans at December 31, 2008. The real estate market conditions and slowing economy have increased stress on many of the Company’s borrowers involved in real estate construction and development resulting in increases in problem and potential problem 1-4 family residential loans as well as chargeoffs and increases in other real estate owned. Of the current other real estate owned balance, $1,522 is comprised of loans made to facilitate the purchase of foreclosed properties. Two of those loans, totaling $1,376, are nonrecourse, nonaccrual loans.
Loans in the portfolio at June 30, 2009 of approximately $252,660, or 45.1%, are at a variable rate of interest, and $292,741, or 52.2%, are at a fixed rate. The remaining $14,973 or 2.7% are on nonaccrual. Loans totaling $291,044, or 51.9%, mature or are able to be repriced within 12 months. Only $22,827, or 4.1%, of the Bank’s total loans mature or reprice in more than five years.
On June 30, 2009, the Company’s loan to deposit ratio (including loans held for sale) was 89.6%, compared to 96.1% at December 31, 2008. The loan-to-assets ratio (including loans held for sale) at June 30, 2009 was 76.7% compared to 80.6% at December 31, 2008. Management anticipates that loan demand, primarily demand for commercial construction loans secured by real estate in the Company’s market area, will continue to decline throughout 2009. If the Company’s deposit growth continues to outpace its loan demand, the Company’s net interest margin may continue to be adversely affected as the funds from these deposits may be invested in securities and other interest earning assets that offer lower yields than loans.
Securities Available for Sale
Set forth below is a table showing the carrying amount and breakdown of the Company’s securities available for sale at June 30, 2009 and December 31, 2008:

	June 30, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
U.S. Government sponsored entities	$3,921	4.9%	$4,496	5.9%
Mortgage-backed securities	59,835	75.2%	54,783	71.6%
State and municipals	8,004	10.1%	8,457	11.1%
Other debt securities	7,821	9.8%	8,761	11.4%

Total	$79,581	100.0%	$76,497	100.0%

FINANCIAL CONDITION (continued)
The Company’s investment portfolio is used to provide yield and for pledging purposes to secure public fund deposits. As of June 30, 2009, the carrying value of securities increased $3,084 to $79,581, compared with $76,497 at December 31, 2008. Securities available for sale as a percentage of total assets was 10.8% at June 30, 2009 compared to 10.6% at December 31, 2008. Management increased securities holdings during the quarter due to an increase in the pledging requirement for public funds deposits from 100% to 115% of total public funds.
Net unrealized losses on available for sale securities was $1,794 at June 30, 2009 compared to net unrealized gains of $255 at December 31, 2008. Management is continually monitoring the credit quality of the Bank’s investments and believes any unrealized losses that exist in the Bank’s portfolio to be temporary based on the high bond ratings and anticipated recovery of bonds held. The Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.
Other Real Estate Owned
Other real estate owned increased $936 to $8,977 at June 30, 2009 compared to $8,041 at December 31, 2008. $484 of the increase is due to one property owned by the Company that was previously classified as premises and equipment. The property was acquired by the Company in previous years with the intent to utilize as a future branch location. Management has decided not to utilize the property for this purpose and has begun to take steps to sell the property. The remaining increase of $452 was due to additional foreclosures during the first six months of 2009, offset by sales of properties during the period and a transfer of $766 to premises and equipment.
Other Assets
Other assets increased $2,424 to $7,494 at June 30, 2009 compared to $5,070 at December 31, 2008. The increase is primarily the result of increases in deferred tax assets related to the Company’s net operating loss for the first two quarters of 2009.
Deposits
The Company relies on the Bank’s deposit growth as well as alternative funding sources such as other borrowed money and federal funds purchased from correspondent banks to fund loan and other asset growth. Total deposits were $631,405 at June 30, 2009, compared to $599,318 at December 31, 2008, an increase of $32,087. The most significant increase was in personal CDs, which increased $43,065. The increase in personal CDs was offset by a reduction in national market and broker CDs.

FINANCIAL CONDITION (continued)
The following table sets forth the composition of the deposits at June 30, 2009 and December 31, 2008.

	June 30, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$47,326	7.5%	$45,848	7.7%
Interest-bearing demand accounts	83,440	13.2%	88,426	14.7%
Savings accounts	19,591	3.1%	18,508	3.1%
Time deposits greater than $100	197,125	31.2%	167,593	28.0%
Other time deposits	283,923	45.0%	278,943	46.5%

Total	$631,405	100.0%	$599,318	100.0%

The majority of deposits continue to be in time deposits. Time deposits (certificate of deposits and IRAs) totaled $481,048 or 76.1% of deposits, as of June 30, 2009. Time deposits greater than $100, increased $29,532 from December 31, 2008 to $197,125 at June 30, 2009. The increase in time deposits greater than $100 was primarily from personal time deposits. The increase in personal time deposits was driven by special rates offered at various times during the quarter and the increase in the FDIC insurance limit for deposits, which contributed to customers depositing larger amounts at the Bank. At June 30, 2009, time deposits greater than $100 had a weighted average rate of 3.11%. Other time deposits increased $4,980 from $278,943 at December 31, 2008 to $283,923 at June 30, 2009.
At June 30, 2009, national market time deposits totaled $115,617 with a weighted average rate of 3.64%, compared to $127,284, with a weighted average rate of 4.12%, at December 31, 2008. Total broker time deposits at June 30, 2009 were $59,889, with a weighted average rate of 2.15% compared to $52,038, with a weighted average rate of 3.04%, at December 31, 2008. Broker deposits and national market deposits accounted for 27.8% of total deposits at June 30, 2009 compared to 29.9% at December 31, 2008. The decrease in national market deposits during 2009 is due to the Bank offering lower rates for those deposits as a result of significant growth in personal CDs. The increase in broker deposits is the result of management accepting additional deposits in early 2009 in order to take advantage of low rates that were available. The Bank has been in a position of excess liquidity for the majority of 2009. Funds generated by growth in personal CDs have not been needed to fund loan growth. Management intends to use excess liquidity to reduce the balances of national market and broker deposits throughout the remainder of 2009. If the Bank’s liquidity position were to be significantly different from management’s current expectation, additional funding could be obtained through national market and broker deposits. An increased reliance on elevated levels of broker and national market deposits could result in higher FDIC assessments in the future, which would negatively impact noninterest expense. Management expects to seek short-term time deposit funding to match variable rate loans. These efforts, if successful, should reduce interest rate risk and expand our net interest margin.
The weighted average cost of funds for time deposits was 3.08% at June 30, 2009 compared to 3.35% at December 31, 2008. The decrease was attributable mostly to rates declining on (i)public fund time deposits, which decreased 114 basis points to 2.12% from 3.26% at December 31, 2008; (ii) broker deposits, which decreased 90 basis points to 2.14% from 3.04% at December 31, 2008; and (iii) national market time deposits, which decreased 69 basis points to 3.64% from 4.33% at December 31, 2008. The rate decreases noted were somewhat offset by an increase for personal time deposits of 23 basis points to 3.17% at June 30, 2009 from 2.94% at December 31, 2008. The increase is the result of special CD pricing during the second quarter of 2009.

FINANCIAL CONDITION (continued)
Federal Home Loan Bank Advances
The Company had borrowed $22,000 in fixed rate advances from the Federal Home Loan Bank (“FHLB”) as of June 30, 2009 and December 31, 2008. The Company also had drawn $10,000 on a cash management line of credit as of December 31, 2009, which was repaid in 2009. The Company had $39,602 available for future borrowings from the FHLB at June 30, 2009. The fixed interest rates on these advances ranged from 2.02% to 3.63% at June 30, 2009 with a weighted average rate of 3.01% and a weighted average remaining maturity of 26.3 months. These borrowings are secured by a blanket collateral agreement for certain loans secured by 1-4 family residential properties, commercial real estate, and home equity lines of credit. At June 30, 2009, undrawn standby letters of credit with FHLB totaled $10,000. The letters of credit are used as a pledge to the State of Tennessee Bank Collateral Pool.
Shareholders’ Equity
Total shareholders’ equity increased $13,717 to $49,752 at June 30, 2009 compared to $36,035 at December 31, 2008. The increase was due to issuance of 17,806 shares of preferred stock to the United States Treasury through the Company’s participation in the Capital Purchase Program. The $17,806 liquidation value Senior Preferred shares have a cumulative dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend rate of 9% thereafter. In addition, under the terms of the agreement, the Company issued warrants to Treasury to purchase additional preferred shares equal to 5% of the investment in Senior Preferred shares at a discounted exercise price. Treasury exercised the options immediately upon investment in the Senior Preferred shares, which resulted in issuance of 890 warrant preferred shares. Treasury’s exercise of the warrants resulted in a net discount on the issuance of the preferred shares of $890. The discount will be amortized over the next five years, which is the anticipated life of the shares. The $890 liquidation value Warrant Preferred shares have a cumulative dividend rate of 9% per year until redeemed. Dividends on both Senior Preferred and Warrant Preferred shares are required to be paid quarterly. Total required annual dividends for preferred shares are expected to be as follows: 2009: $816; 2010 — 2013: $970 per year; 2014: $1,571; 2015 and thereafter: $1,683 per year. The Company is permitted to redeem all or a portion of the preferred shares at any time after consultation with its primary federal regulator, but may not redeem the Warrant Preferred shares until all of the Senior Preferred shares have been redeemed. Dividend payments on the preferred shares would be reduced for any redemption. Proceeds from issuance of the preferred shares were used to pay off other borrowings and to increase capital in the Bank.
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
The increase in shareholder’s equity was slightly offset by dividends paid on common stock during the second quarter of 2009. The Company declared and paid a dividend of $0.15 per common share outstanding as of April 30, 2009, $0.10 of the divided was paid as a stock dividend and $0.05 was paid in cash. The stock dividend calculation resulted in a total of 16,056 shares to be issued, reduced by fractional shares totaling 334 that were converted to cash. The cash dividend resulted in a total payout of $168, which was reduced by individual shareholders’ participation in the Company’s dividend reinvestment plan, which reinvested $47 of the cash payout into additional

FINANCIAL CONDITION (continued)
Company stock. Total cash paid to shareholders for cash dividends and in lieu of fractional stock dividends was $121.
Shareholder’s equity was also negatively impacted by the year to date net loss of $2,382 and a net decrease in accumulated other comprehensive income (AOCI) of $1,258. The decrease in AOCI was due to sales of securities during the quarter generating realized gains for the Company and changes in market value for securities available for sale.
RESULTS OF OPERATIONS
Net Income
The Company had a net loss of $2,382 for the six months ended June 30, 2009 compared to net income of $552 for the six months ended June 30, 2008. Net loss before income tax benefit for the six month period was $3,740, compared to income before tax of $601 for the same period in 2008, a decrease of $4,341 or 722.3%. The decrease in year to date pretax income was primarily due to increases in provision for loan losses, compression of net interest margin, securities impairment losses, and regulatory and compliance expense. Net interest income for the six month period decreased $255 over the same period in 2008 due to the significant decreases in interest rates for earning assets that outpaced decreases in interest rates for deposits and borrowings. Increases in nonaccrual loans also contributed to the decline in net interest income. Noninterest income for the six month period increased $602 and noninterest expense increased $2,134 over the same period in 2008, also contributing to the year to date net loss.
In the first six months of 2009, the Company experienced losses of $1,338 related to impairment of common stock held by the Bank and issued by Silverton Financial Services, Inc. (“Silverton”) and trust preferred securities held by the Bank and issued by a trust affiliated with Silverton which were guaranteed by Silverton. On May 1, 2009, Silverton’s bank subsidiary, Silverton Bank, was placed into receivership by the Office of the Comptroller of the Currency after Silverton Bank’s capital deteriorated significantly in the first quarter of 2009. Silverton filed for bankruptcy on June 5, 2009. The Company does not anticipate that it will recover any of the Bank’s investment in either the common securities or trust preferred securities issued by Silverton or its affiliated trust. As a result, the Company recorded an impairment charge of $1,338 in the first quarter of 2009, which represents the Company’s full investment in the securities.
For the three months ended June 30, 2009, the Company had a net loss of $753 compared to net income of $231 for the same period in 2008. Net loss before income tax benefit for the second quarter was $1,385 compared to net income before income taxes of $233 for the same period in 2008. The decrease in pre-tax income for the quarter was primarily due to increases in the provision for loan losses, compression of net interest margin, and regulatory and compliance expenses.

Average Balance Sheets, Net Interest Revenue
Changes in Interest Income and Interest Expense
The following table shows the average daily balances of each principal category of assets, liabilities and shareholders’ equity of the Company, an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the six month periods ended June 30, 2009 and 2008.

	(In Thousands of Dollars)
	June 30, 2009			June 30, 2008			Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Gross loans (1 and 2)	$564,609	5.56%	$15,558	$525,056	6.81%	$17,726	$1,335	$(3,503)	$(2,168)

Taxable securities available for sale (3)	73,416	4.77%	1,738	54,415	5.33%	1,437	502	(201)	301

Tax exempt securities available for sale (3)	8,370	3.93%	163	8,418	3.86%	161	(1)	3	2

Federal funds sold and other	14,794	1.28%	94	11,899	3.78%	223	54	(183)	(129)

Total interest-earning assets	661,189	5.35%	17,553	599,788	6.57%	19,547	1,890	(3,884)	(1,994)

Cash and due from banks	13,128			3,379
Other nonearning assets	56,217			42,054
Allowance for loan losses	(9,081)			(6,477)

Total assets	$721,453			$638,744

Deposits:

NOW & money market investments	$82,166	0.92%	$374	$88,531	1.80%	$790	$(57)	$(359)	$(416)
Savings	19,226	0.20%	19	22,212	0.76%	84	(11)	(54)	(65)
Time deposits $100,000 and over	179,997	3.32%	2,963	147,730	4.57%	3,348	731	(1,116)	(385)
Other time deposits	285,938	3.38%	4,790	241,166	4.75%	5,681	1,054	(1,945)	(891)

Total interest-bearing deposits	567,327	2.90%	8,146	499,639	4.00%	9,903	1,717	(3,474)	(1,757)

Other borrowings (4)	58,389	4.48%	1,298	45,647	5.65%	1,280	358	(340)	18

Total interest-bearing liabilities	625,716	3.04%	9,444	545,286	4.14%	11,183	2,075	(3,814)	(1,739)

Noninterest-bearing liabilities	48,578			55,695

Total liabilities	674,294			600,981

Shareholders’ equity	47,159			37,763

Total liabilities and shareholders’ equity	$721,453			$638,744

Net interest income			$8,109			$8,364	$(185)	$(70)	$(255)

Net interest margin (5)		2.47%			2.81%

(1)	Interest income includes fees on loans of $285 in 2009, and $152 in 2008.

(2)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

(3)	Amortization and accretion are included in the calculation of yields on securities available for sale.

(4)	FHLB advances, federal funds purchased, repurchase agreements and subordinated debenture interest is included in other borrowings.

(5)	Net interest income as a percentage of average interest-earning assets.

RESULTS OF OPERATIONS (continued)
Net Interest Income
Six months ended June 30, 2009:
The Company has been operating in a declining-rate environment since the fourth quarter of 2007, brought on by the downturn in the economy and deepening recession. During the fourth quarter of 2008, market rates achieved historic lows, pushing rates for both assets and liabilities lower. A significant portion of the Company’s loans earn interest at a rate that varies with the prime rate. The prime rate and various other market rates stopped their downward trend and held steady throughout the first six months of 2009. The stabilization of rates is expected to slow the decrease in net interest income during the remainder of 2009, unless market pressures result in further rate declines on loans or increases in deposits.
Net interest income for the first six months of 2009 was $8,109, a decrease of $255 compared to $8,364 for the same period in 2008. The decrease is the result of the declining-rate environment, timing of repricing for interest bearing assets and liabilities and increases in nonaccrual loans. On average, the Company’s loans reprice to market rates more quickly than deposits and other funding sources. As a result, the decline in rates over the past several quarters, coupled with competitive deposit pricing pressures in the Company’s market, has resulted in a more significant decrease in loan interest income than in interest expense. The Bank has been working to implement interest rate floors on variable rate loans which should help to slow the decrease in loan interest income. If market rates continue to remain stable through the remainder of 2009, this should allow overall cost of funds to decline at a faster rate than interest income, helping to improve net interest income; however, competitive pressures in the Company’s market on deposit rates could result in further contraction of net interest margin.
Interest and fee income on loans for the first six months of 2009 was $15,558, a decrease of $2,168, or 12.2%, compared to $17,726 for the same period in 2008. The decrease in loan interest income is due to a decrease in the yield earned in 2009 to 5.56% compared to 6.81% earned for the same period in 2008 and the negative impact of increased nonaccrual loans. The decline in rates was somewhat offset by the increase in average balance of loans outstanding.
Interest income from securities increased slightly during the first half of 2009 compared to the same period in 2008 as a result of an increase in average balances for those assets. Interest income earned on securities decreased between the two periods; however the changes in the rates was more than offset by the increase in average balance.
Interest income on federal funds sold and other for the first six months of 2009 was $94 compared to $223 for the same period in 2008. The decrease is primarily due to a decrease in the yield between the two periods. The historically low rate for federal funds sold caused some correspondent banks to reduce their rates paid for overnight funds to zero.
Interest expense totaled $9,444 in the first six months of 2009, compared to $11,183 in the same period of 2008, a decrease of $1,739 or 15.6%. The decrease is primarily due to a decrease in the yield on deposits, which decreased to 2.90% compared to 4.00% for the same period in 2008. Management anticipates the weighted average yield on deposits to continue to decrease as time deposits mature and are renewed or replaced at lower rates as discussed above. Interest expense on FHLB advances and federal funds purchased as well as other borrowings

RESULTS OF OPERATIONS (continued)
decreased due to repricing of FHLB advances during the year at lower rates. The Company repaid all federal funds purchased and other borrowings on February 27, 2009 utilizing proceeds from the issuance of preferred stock to the United States Treasury.
The decrease in interest income was offset by a significant decrease in interest expense during the first six months of 2009 compared to the same period in 2008. The decrease in interest expense was not as large as the decrease in interest income which resulted in the decrease in net interest income. The Company experienced compression of net interest margin throughout 2008 as a result of the declining rate environment and the increased provision expense and higher balance of nonaccrual loans resulting from the downturn in the economy. We continued to experience that compression in the first six months of 2009 as loans continued to reprice more quickly than deposits. Net interest margin for the first six months of 2009 was 2.47% compared to 2.81% for the same period in 2008. Competitive pressures in the market have continued to prevent management from reducing rates paid for interest bearing deposits at the same pace as the decline in loan rates and the special rates offered in the second quarter of 2009 for personal CDs negatively impacted net interest margin. The weighted average rate earned on loans decreased 125 basis points (“bps”) in the first six months of 2009 compared to the same period in 2008, while the weighted average cost of interest bearing deposits declined only 110 bps in the same period. The compression of net interest margin was also impacted by the increase in nonaccrual loans during the first half of 2009. Nonaccrual loans totaled $14,973 at June 30, 2009 compared to $4,910 at June 30, 2008, an increase of 205.0%.
The overall decrease in interest expense was also supported by the Company’s participation in the U.S. Treasury’s Capital Purchase Program (“CPP”). Funds received during the first quarter of 2009 allowed management to pay off $4,835 in other borrowings and reduce the Company’s reliance on federal funds purchased. In addition to the funds received from the CPP, the net repayments of loans and deposit growth during the year have resulted in excess cash at June 30, 2009. Management anticipates using the available cash to fund new loans during 2009; however, as of June 30, 2009, regular loan payments continued to outpace demand for new loans. Until loan demand increases, management intends to utilize the available funds to pay off maturing national market and broker deposits as they mature during the remainder of 2009. Rates that can be earned on short-term investment vehicles as of June 30, 2009 are lower than the current rates for the majority of the Company’s available funding sources. As a result, management considers this to be the most effective use of the excess funds until loan demand increases. The reduction in both average balances of interest bearing deposits and rates paid should help relieve some of the compression on net interest margin during the remainder of 2009, unless market rates decline further, resulting in further declines in loan interest income. When loan demand improves, the Company anticipates obtaining additional national market and broker deposits to fund loan growth if core deposit growth is not sufficient to fund new loans.
Three months ended June 30, 2009:
Net interest income for the three months ended June 30, 2009 was $4,190, a decrease of $62 from $4,252 for the same period in 2008. The decrease is due to the same factors noted above causing compression of net interest margin. Net interest income improved $271 in the second quarter of 2009 compared to $3,919 in the first quarter of 2009.
Interest income for the quarter was $8,828, a decrease of $556 from $9,384 in the same period of 2008, and an increase of $103 from $8,725 in the first quarter of 2009. The decrease from the same

RESULTS OF OPERATIONS (continued)
period in 2008 is primarily due to reduced interest and fee income on loans as a result of lower average rates earned during 2009.
Interest expense for the quarter was $4,638, a decrease of $494 from $5,132 for the second quarter of 2008 and a decrease of $168 over the first quarter of 2009. The decrease in 2009 is the result of deposit rates repricing and lower market rates.
Provisions for Loan Losses
In the first six months of 2009, the Bank recorded a provision for loan loss of $3,520 compared to $966 in the same period of 2008. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses in 2009 is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss, which management believes is representative of probable loan losses. Other factors considered by management include the composition of the loan portfolio, economic conditions, results of regulatory examinations, and the creditworthiness of the Bank’s borrowers and other qualitative factors. The allowance for loan losses was 1.91% of gross loans (“AFLL Ratio”) at June 30, 2009 compared to 1.26% at June 30, 2008.
Nonperforming and impaired loans increased from December 31, 2008 to June 30, 2009. The increase in nonperforming loans was due to loans that were performing according to their contractual obligations at December 31, 2008 becoming significantly past due or impaired during the first six months of 2009. The portion of the allowance attributable to impaired loans (FAS 114 component) has increased as the volume of impaired loans has increased. The portion of the allowance attributable to historical and environmental factors (FAS 5 component) has decreased due to the reduction in gross loans and the increase in impaired loans. Total loans decreased $9,739 during the first six months of 2009. The decrease in loans was primarily attributable to a reduction in real estate construction loans, which is a higher risk loan category for the Bank. Management considers the increase in the AFLL Ratio to be directionally consistent with changes in risks associated with the loan portfolio as measured by various metrics related to the portfolio.
The table below illustrates changes in the AFLL ratio over the past five quarters and the changes in related risk metrics over the same periods:

	June 30,	March 31,	December	September	June 30,
Quarter Ended	2009	2009	31, 2008	30, 2008	2008
AFLL Ratio	1.91%	1.61%	1.58%	1.25%	1.26%

FAS 114 component	$4,634	$2,210	$1,503	$658	$693
FAS 5 component	6,062	6,803	7,478	6,235	6,125

Total allowance for loan loss	10,696	9,013	8,981	6,893	6,818

Nonperforming loans to gross loans (1)	2.67%	2.48%	0.60%	0.65%	0.92%
Impaired loans to gross loans	4.40%	3.00%	0.74%	0.51%	0.49%
Quarter-to-date net chargeoffs to gross loans	0.10%	0.23%	0.32%	0.10%	0.04%

(1)	Nonaccrual loans and loans past due 90 or more days still accruing interest as a percentage of gross loans.

RESULTS OF OPERATIONS (continued)
For the three months ended June 30, 2009, the Bank recorded a provision for loan losses of $2,232 compared to $440 for the same period in 2008.
The increase in risk associated with the loan portfolio is primarily the result of continuing effects of the economic recession on the Bank’s geographic market. The recession is continuing to have a significant impact on both individual and commercial borrowers as business cash flows continue to be strained and unemployment increases. This is in addition to the effects of declining market values for properties securing real estate loans. The length and intensity of the current recession is impacting customers who had previously been considered to be of low credit risk. Management believes that our past due loans and loan chargeoffs will continue to be above historic levels, particularly in real estate loans, until there is some relief from the recession and improvement in real estate market conditions in the area served by the Company. Past due and nonaccrual loans as well as net chargeoffs could continue to increase as more borrowers, particularly builders and developers, are impacted by the extended term of the recession.
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

	June 30, 2009	June 30, 2008
Nonaccrual interest	$2,196	$1,260
Noninterest Income
Total noninterest income for the first six months of 2009 was $3,271, an increase of $602 or 22.6% from $2,669 for the same period in 2008. The increase in noninterest income is primarily due to increases in gains on sale of securities offset by declines in investment services income and mortgage banking activities. Gains on sales of securities for the first six months of 2009 were $1,130, an increase of $872 from $258 for the same period in 2008. The increase was due to the Company selling securities in order to reduce holdings of securities that are assigned higher risk ratings in the Company’s regulatory capital calculations and to reduce prepayment risks associated with higher rate mortgage backed securities. Earnings on bank owned life insurance policies in the first six months of 2009 were $174, an increase of $98 from $76 for the same period in 2008 due to the Company’s purchase of an additional $4,000 in life insurance policies in July of 2008. The cash value of policies earning during the first six months of 2009 was approximately double that of the same period in 2008. Investment services income for the six month period was $108 compared to $318 for the same period of 2008. The decline is due to uncertainty associated with investment markets during the first quarter of 2009. Most customers are seeking lower risk alternatives to the stock market and other traditional investment vehicles. As a result, commissions earned on trades have declined sharply. Mortgage banking income for the six month period was $655 compared to $721 for the same period of 2008. The decrease is due to the effects of the economy and the slowdown in the housing market. While income is down in 2009 compared to the same period in 2008, income reported for the quarter is higher than that reported for the past three quarters due to

RESULTS OF OPERATIONS (continued)
mortgage loan refinance activity that has been stimulated by historically low rates available for 30- and 15-year mortgage products.
Noninterest income for the three months ended June 30, 2009 was $1,851, an increase of $645 from $1,206 for the same period in 2008. The increase is primarily due to the same factors noted above for the six month period.
The table below shows noninterest income for the six and three month periods ended June 30, 2009 and 2008.

	Six Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
Service charge on deposit accounts	$995	$1,052	$505	$564
Mortgage banking activities	655	721	312	349
Gain on sale of securities	1,130	258	790	6
Other:
Investment service income	108	318	50	115
Check printer income	15	10	8	4
Safe deposit box rental	17	18	8	8
Credit life insurance commissions	6	6	4	6
BOLI income	174	76	87	38
ATM income	63	67	31	34
Other customer fees	38	41	22	19
Other equity investment income	5	33	3	15
Other service charges, commissions and fees	65	69	31	48

Total noninterest income	$3,271	$2,669	$1,851	$1,206

Noninterest Expense
Noninterest expense for the first six months of 2009 was $11,600, an increase of $2,134 or 22.5% over $9,466 for the same period in 2008. The increase in expense was primarily due to securities impairment losses and increased levels of other real estate expense, salaries and employee benefits, regulatory and compliance expense, and occupancy expense.
Securities impairment losses of $1,338 were recorded in the first quarter of 2009 related to impairment of common stock held by the Bank and issued by Silverton and trust preferred securities held by the Bank and issued by a trust affiliated with Silverton which were guaranteed by Silverton, as discussed previously.
Other real estate expenses consist of the costs to maintain, market, and sell properties owned by the Bank. Other real estate expenses increased $257 or 626.8% to $298 at June 30, 2009 compared to $41 for the same period in 2008. The balance of other real estate owned (excluding adjustments for loans to facilitate the purchase of foreclosed properties and bank properties) increased 278.9% to $6,971 at June 30, 2009 compared to $1,840 at June 30, 2008. Salaries and employee benefits increased 6.1% and occupancy expense increased 11.9% during the first six months of 2009 over the same period of 2008. Increases for both expenses were primarily due to the addition of a new

RESULTS OF OPERATIONS (continued)
branch location at Thompson’s Station in Williamson County, Tennessee during the fourth quarter of 2008 and additional operational and compliance staff hired in 2009. Regulatory and compliance expense increased $566 or 247.2% to $795 for the second quarter of 2009 compared to $229 for the same period in 2008. The increase is primarily the result of increases in FDIC assessments during the first six months of 2009.
As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. Because the FDIC’s deposit insurance fund fell below prescribed levels in 2008, the FDIC has announced increased premiums for all insured depository institutions, including the Bank, in order to begin recapitalizing the fund. Insurance assessments range from 0.12% to 0.50% of total deposits for the first calendar quarter 2009 assessment. Effective April 1, 2009, under new rules, insurance assessments range from 0.07% to 0.78%, depending on an institution’s risk classification and other factors. In addition, the FDIC imposed a 5 basis point emergency assessment on insured depository institutions to be paid on September 30, 2009, based on total assets less tier one capital as of June 30, 2009. The new rules also authorize the FDIC to impose an additional emergency assessment of up to 10 basis points after June 30, 2009, if necessary to maintain public confidence in federal deposit insurance. There have been no definitive announcements made by the FDIC regarding future additional special assessments. These factors resulted in increased deposit insurance expense for the Bank for the first six months of 2009 and are expected to result in increased assessments for the remainder of 2009. The Company recognized additional expense of $330 in the second quarter of 2009 as a result of the 5 basis point emergency assessment.
The increases noted above were somewhat offset by decreases in data processing, advertising and public relations, and postage and freight. The decrease in data processing is the result of savings realized from the Bank’s conversion to a new core processing vendor during the second quarter of 2008. The decrease in advertising and public relations is due to management’s efforts to reallocate advertising funds differently than in previous years, resulting in less expense for the first half of 2009 compared to the same period in 2008. Management has budgeted advertising and public relations expense for the full year of 2009 to be approximately equal to that of 2008. The decrease in postage and freight as well as the decrease in loan expense are primarily the result of reduced loan demand during the first quarter of 2009. Fewer new loans have been produced, resulting in less expense.
Total noninterest expense for the three months ended June 30, 2009 was $5,194, an increase of $409 from $4,785 for the same period of 2008. The increase is primarily due to increases in regulatory and compliance expense, salaries and employee benefits, and other real estate expenses. The increase in regulatory and compliance expense is due to increased FDIC assessments as discussed above. The increase in salaries and employee benefits is the result of additional employees hired for the Thompson’s Station branch location that opened in the fourth quarter of 2008 and additional operational and compliance staff. The increase in other real estate expense is due to an increase in the number of foreclosed properties owned by the Bank during the second quarter of 2009 compared to the second quarter of 2008.

RESULTS OF OPERATIONS (continued)
The table below shows noninterest expense for the six and three month periods ended June 30, 2009 and 2008:

	Six Months		Three Months
	Ended		Ended
	June 30,		June 30,
	2009	2008	2009	2008
Salaries and employee benefits	$4,897	$4,614	$2,475	$2,321
Securities impairment loss	1,338	—	—	—
Regulatory and compliance	795	229	569	115
Occupancy	769	687	376	351
Furniture and equipment	525	490	253	248
Data processing fees	489	601	237	300
Advertising and public relations	287	361	144	180
Operational expense	429	440	212	227
Other:
Other real estate expense	298	41	103	32
Loan expense	62	85	36	32
Legal	34	43	17	24
Audit and accounting fees	232	204	115	102
Postage and freight	150	197	74	89
Director expense	123	105	56	53
ATM expense	273	247	129	129
Amortization of intangible asset	162	206	81	108
Other insurance expense	87	101	39	55
Printing	44	89	19	44
Other employee expenses	101	126	52	68
Dues & memberships	44	60	22	28
Miscellaneous chargeoffs	60	56	7	30
Miscellaneous taxes and fees	96	122	56	57
Federal Reserve and other bank charges	57	61	23	31
Other	248	301	99	161

Total noninterest expense	$11,600	$9,466	$5,194	$4,785

Income Taxes
The effective tax rate for the first six months of 2009 was 36.3%, compared to 8.2% during the same period in 2008. The change in the effective tax rate for the period was primarily the result of the Company reporting a net operating loss for the first six months of 2009 and net earnings for the same period in 2008. The effective tax rate was also impacted by additional federal tax credits and state tax benefits.
The effective tax rate for the second quarter of 2009 was 45.6%, compared to 0.9% during the same period in 2008. The change in the effective tax rate for the quarter was primarily the result of the

Company reporting a net operating loss for the first six months of 2009 and net earnings for the same period in 2008. The effective tax rate was also impacted by additional federal tax credits and state tax benefits.
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
The primary uses of cash are lending to the Company’s borrowers and investing in securities and short-term interest-earning assets. During the first six months of 2009, regular loan repayments outpaced loan demand, resulting in a decrease in gross loans and contributing to the increase in cash and cash equivalents at June 30, 2009 compared to December 31, 2008. Other sources of liquidity that are available to the Bank include national market and broker deposits, FHLB advances, and federal funds purchased.
At June 30, 2009 and December 31, 2008, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2009
Total Capital to risk weighted assets
Bank	$68,532	11.76%	$46,628	8.00%	$58,285	10.00%
Consolidated	73,864	12.63%	46,797	8.00%	N/A	N/A

Tier 1 to risk weighted assets
Bank	$61,204	10.50%	$23,314	4.00%	$34,971	6.00%
Consolidated	60,503	10.34%	23,399	4.00%	N/A	N/A

Tier 1 to average assets
Bank	$61,204	8.52%	$28,742	4.00%	$35,928	5.00%
Consolidated	60,503	8.39%	28,850	4.00%	N/A	N/A

December 31, 2008
Total Capital to risk weighted assets
Bank	$61,070	10.19%	$47,923	8.00%	$59,903	10.00%
Consolidated	58,910	9.81%	48,029	8.00%	N/A	N/A

Tier 1 to risk weighted assets
Bank	$53,564	8.94%	$23,961	4.00%	$35,942	6.00%
Consolidated	40,373	6.72%	24,015	4.00%	N/A	N/A

Tier 1 to average assets
Bank	$53,564	7.99%	$26,829	4.00%	$33,536	5.00%
Consolidated	40,373	6.00%	26,935	4.00%	N/A	N/A
Total shareholders’ equity increased $13,717 to $49,752 at June 30, 2009, from $36,035 at December 31, 2008. The increase in total equity was the result of the Company issuing a total of 18,696 shares of preferred stock to the U.S. Treasury under the Capital Purchase Program. Total proceeds from the issuance was $17,806. The increase from the issuance of preferred stock was offset by the net loss reported for the period. On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from

LIQUIDITY AND CAPITAL RESOURCES (Continued)
the EESA is the Treasury Capital Purchase Program (CPP), which provides for direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The program also generally prohibits a recipient receiving less than $25 million in assistance from paying any cash bonus, retention award, or incentive compensation to its single most highly compensated employee (subject to certain exceptions) as well as any severance or change of control payments to certain employees. Dividends to common shareholders may only be paid if required dividends for preferred shares have been satisfied as of the date of the dividend declaration and may not exceed in the first three years that the preferred shares are outstanding, the amount of quarterly dividends paid prior to November 17, 2008, unless approved by Treasury and there are no preferred dividends in arrears. From February 28, 2012 until February 27, 2019, unless Treasury has transferred the preferred stock to third parties or the preferred stock has been redeemed in total, the Company may increase the dividends paid to holders of the common stock by up to 3% in the aggregate per year over the amount paid in the prior year without Treasury’s consent; provided that no increase in common dividends may be made as a result of any dividend paid in common shares, any stock split or any similar transactions. From February 28, 2019 until the preferred stock held by Treasury has been redeemed in whole or Treasury has transferred all of the preferred stock to third parties, the Company may not declare or pay any dividend or make any distribution on any capital stock or other equity securities of the Company other than regular dividends on shares of preferred stock in accordance with the terms thereof and which are permitted under the terms of the preferred stock or dividends or distributions by any wholly-owned subsidiary of the Company. Further, during such period the Company may not redeem, purchase or acquire any shares of common stock or other capital stock or other equity securities of any kind of the Company, including any trust preferred securities, other than shares of the preferred stock.
The Company applied to participate in the CPP during the fourth quarter of 2008 and received notification of approval for the program in the first quarter of 2009. Under the terms of the CPP, Treasury purchased $17,806 in Senior Preferred shares of the Company. The Senior Preferred shares have a cumulative dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend rate of 9% thereafter. In addition, under the terms of the agreement, the Company issued warrants to Treasury to purchase additional preferred shares equal to 5% of the investment in Senior Preferred shares at a discounted exercise price. Treasury exercised the options immediately upon investment in the Senior Preferred shares. The Warrant Preferred shares have a cumulative dividend rate of 9% per year until redeemed. Dividends on both Senior Preferred and Warrant Preferred shares are required to be paid quarterly. Total required annual dividends for preferred shares are expected to be as follows: 2009: $816; 2010 — 2013: $970per year; 2014: $1,571; 2015 and thereafter: $1,683 per year. The Company is permitted to redeem all or a portion of the preferred shares at any time after consultation with its primary federal regulator but may not redeem the Warrant Preferred shares until all of the Senior Preferred shares have been redeemed. Dividend payments on the preferred shares would be reduced for any redemptions.
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

LIQUIDITY AND CAPITAL RESOURCES (Continued)
The Company utilized the funds provided by issuance of the preferred shares to pay off other borrowings and provide additional capital for the Bank.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management uses a gap simulation model that takes cash flows into consideration. These include mortgage backed securities, loan prepayments, and expected calls and maturities on securities. Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing the Bank’s pricing history on these categories relative to interest rates. Using the interest rate history from our asset liability management software database spanning up to 20 quarters of data, we derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis, the model considers deposit rate movements to determine what percentage of interest bearing deposits is actually repriceable within a year. Our cumulative one-year gap position at June 30, 2009 was 1.30% of total assets. Our policy states that our one-year cumulative gap should not exceed 20% of total assets.
As of June 30, 2009, approximately $446,261 of $678,169 in interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $387,488, or 68.5%, of total loans, including loans held for sale, at June 30, 2009. The Bank has approximately $416,976 in time deposits maturing or repricing within one year.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
The following illustrates the effects on net interest income of shifts in market interest rates from the rate shock simulation model:

				June 30, 2009
Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease in net interest income)	5.73%	2.98%	(2.22%)	(4.45%)
Our Economic Value of Equity simulation measures our long-term interest rate risk. The economic value is the difference between the market value of assets and liabilities. The technique is to apply rate changes and compute the resulting economic value. The slope of the change between shock levels is a measure of the volatility of value risk. The slope is called duration. The greater the slope, the greater the impact of rate change on the Bank’s long-term performance. Our policy guideline is that the maximum percentage change on economic value of equity cannot exceed plus or minus 10% on a 100bp change and cannot exceed plus or minus 20% on a 200bp change. We are currently outside our policy guidelines for the 2nd quarter of 2009 due to the Bank purchasing longer term mortgage backed securities and selling mortgage backed securities with shorter term maturities to reduce prepayment risk and manage capital.

				June 30, 2009
Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease in equity at risk)	(12.50%)	(6.00%)	8.80%	23.60%
One of management’s objectives in managing the Bank’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities.
ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At our 2009 Annual Meeting of Shareholders, which was held on April 21, 2009, our shareholders elected three individuals to the Board of Directors as Class I directors, each to serve for a three year term and until his or her successor is duly elected and qualified.

	For	Pct.	Withheld	Pct.
Randy Maxwell	1,874,176	99.4%	12,107	0.6%
H. Allen Pressnell, Jr.	1,873,875	99.3%	12,408	0.7%
Dinah C. Vire	1,873,488	99.3%	12,796	0.7%
Proposal to approve the Company’s executive compensation programs and procedures in accordance with recently enacted “say on pay” regulations of the American Recovery and Reinvestment Act of 2009.

						Broker
For	Pct.	Against	Pct.	Abstain	Percent	non-vote	Pct.
1,811,984	96.1%	51,257	2.7%	23,042	1.2%	—	0.0%
ITEM 5. OTHER INFORMATION
     Not applicable.

ITEM 6. EXHIBITS

Exhibit
Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Community First, Inc.
     (Registrant)

August 10, 2009	/s/ Marc R. Lively

(Date)	Marc R. Lively, President and Chief Executive Officer

August 10, 2009	/s/ Dianne Scroggins
(Date)	Dianne Scroggins, Chief Financial Officer