Form 10-Q
period 2009-09-30
COMMUNITY FIRST INC
filed 2009-11-09
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2009
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding (no par value): 3,270,922 shares of common stock, no par value per share, as of November 9, 2009.

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Community First, Inc.
Consolidated Balance Sheets
September 30, 2009 (Unaudited) and December 31, 2008

	(Unaudited)
	September 30,	December 31,
($ amounts in thousands, except share data)	2009	2008

Assets

Cash and due from banks	$14,962	$11,489
Federal funds sold	4,320	8,322

Cash and cash equivalents	19,282	19,811
Time deposits in other financial institutions	10,927	—
Securities available for sale	76,307	76,497
Loans held for sale, at fair value as of September 30, 2009	4,157	6,107
Loans	559,668	570,113
Allowance for loan losses	(13,860)	(8,981)

Net loans	545,808	561,132

Restricted equity securities	1,727	2,111
Premises and equipment	17,004	18,253
Accrued interest receivable	2,590	2,632
Goodwill	5,204	5,204
Core deposit intangible	2,139	2,383
Other real estate owned	7,840	8,041
Bank owned life insurance	8,346	8,085
Other assets	6,212	5,070

Total Assets	$707,543	$715,326

Liabilities and Shareholders’ Equity

Deposits:
Noninterest-bearing	$43,913	$45,848
Interest-bearing	559,743	553,470

Total Deposits	603,656	599,318

Federal Home Loan Bank advances	22,000	32,000
Subordinated debentures	23,000	23,000
Repurchase agreements	7,000	7,000
Accrued interest payable	2,594	3,165
Other borrowed money	—	4,835
Federal funds purchased	—	9,000
Other liabilities	1,706	973

Total Liabilities	659,956	679,291

Community First, Inc.
Consolidated Balance Sheets
September 30, 2009 (Unaudited) and December 31, 2008
(Continued)

	(Unaudited)
	September 30,	December 31,
($ amounts in thousands, except share data)	2009	2008
Shareholders’ Equity
Senior preferred shares, no par value; 5% cumulative. Authorized 2,500,000 shares; issued 17,806 at September 30, 2009 and 0 at December 31, 2008.	17,806	—
Warrant preferred shares, no par value; 9% cumulative. Issued 890 at September 30, 2009 and 0 at December 31, 2008.	890	—
Net discount on preferred shares	(799)	—

Total preferred shares	17,897	—
Common stock, no par value. Authorized 5,000,000 shares; issued 3,269,573 shares at September 30, 2009 and 3,224,043 shares at December 31, 2008	28,025	27,546
Retained earnings	1,264	8,337
Accumulated other comprehensive income	401	152

Total Shareholders’ Equity	47,587	36,035

Total Liabilities and Shareholders’ Equity	$707,543	$715,326

See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
Nine Months and Three Months Ended September 30, 2009 and 2008
(Unaudited)

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,
($ amounts in thousands, except earnings per share)	2009	2008	2009	2008

Interest income:
Loans, including fees	$23,499	$26,502	$7,941	$8,776
Taxable securities	2,537	2,154	799	717
Tax-exempt securities	238	244	75	83
Federal funds sold and other	203	271	109	48

Total interest income	26,477	29,171	8,924	9,624

Interest expense:
Deposits	11,884	13,986	3,738	4,083
FHLB advances and federal funds purchased	565	745	168	342
Subordinated debentures and other	1,322	1,302	421	425

Total interest expense	13,771	16,033	4,327	4,850

Net interest income	12,706	13,138	4,597	4,774
Provision for loan losses	6,904	1,616	3,384	650

Net interest income after provision for loan losses	5,802	11,522	1,213	4,124

Noninterest income:
Service charges on deposit accounts	1,532	1,620	537	568
Mortgage banking activities	866	875	211	154
Gain on sale of securities available for sale	1,135	258	5	—
Other	776	962	285	324

Total noninterest income	4,309	3,715	1,038	1,046

Noninterest expense:
Salaries and employee benefits	7,081	6,827	2,184	2,213
Securities impairment loss	1,338	—	—	—
Regulatory and compliance	1,304	311	509	82
Occupancy	1,146	1,065	377	378
Other real estate expense	945	181	647	140
Furniture and equipment	787	740	262	250
Data processing fees	717	809	228	208
Advertising and public relations	451	580	164	219
Operational expense	659	659	230	219
Other	2,765	3,067	992	1,064

Total noninterest expenses	17,193	14,239	5,593	4,773

Income (loss) before income taxes (benefits)	(7,082)	998	(3,342)	397

Community First, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
Nine Months and Three Months Ended September 30, 2009 and 2008
(Unaudited)

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008

Income taxes (benefits)	(1,154)	72	204	23

Net income (loss)	(5,928)	926	(3,546)	374

Preferred stock dividends	(572)	—	(245)	—
Accretion on preferred stock discount	(91)	—	(39)	—

Net income (loss) available to common shareholders	(6,591)	926	(3,830)	374

Earnings (loss) per share available to common shareholders
Basic	$(2.03)	$0.29	$(1.17)	$0.12
Diluted	(2.03)	0.28	(1.17)	0.11

Weighted average common shares outstanding
Basic	3,246,460	3,218,756	3,267,718	3,225,777
Diluted	3,246,460	3,309,191	3,267,718	3,306,598
Cash dividends paid per common share	0.05	0.10	0.00	0.00

Comprehensive Income (Loss)
Net income (loss)	$(5,928)	$926	$(3,546)	$374
Unrealized gains (losses) on securities, net	249	(1,265)	1,507	(1,452)

Comprehensive loss	$(5,679)	$(339)	$(2,039)	$(1,078)

See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income (Loss)
Nine Months Ended September 30, 2009
(Unaudited)

					Accumulated
					Other	Total
($ amounts in thousands, except	Common	Preferred	Common	Retained	Comprehensive	Shareholders’
per share amounts)	Shares	Stock	Stock	Earnings	Income (loss)	Equity
Balance at January 1, 2009	3,224,043	$—	$27,546	$8,337	$152	$36,035
Net exercise of stock options	41,145	—	15	—	—	15
Stock-based compensation
Restricted stock grants	999	—	23	—	—	23
Stock options	—		165	—	—	165
Issuance of preferred stock, net of expenses	—	17,806	(104)	—	—	17,702
Accretion of discount on preferred stock	—	91	—	(91)	—	—
Sale of shares of common stock	1,051	—	19	—	—	19
Cash dividends declared on preferred stock	—	—	—	(572)	—	(572)
Cash dividends declared on common stock	—	—	—	(121)	—	(121)
Stock dividends declared on common stock	—	—	314	(314)	—	—
Issuance of shares of common stock through dividend reinvestment plan	2,335	—	47	(47)	—	—
Comprehensive income (loss)
Net loss	—	—	—	(5,928)	—	(5,928)
Reclassification adjustment for gains included in net loss, net of income taxes	—	—	—	—	(700)	(700)
Reclassification adjustment for other-than-temporary losses included in net loss, net of income taxes	—	—	—	—	627	627
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	322	322

Total comprehensive loss						(5,679)

Balance at September 30, 2009	3,269,573	$17,897	$28,025	$1,264	$401	$47,587

See accompanying notes to consolidated financial statements.

Community First, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Nine Months Ended
	September 30,
($ amounts in thousands)	2009	2008

Cash flows from operating activities
Net income (loss)	$(5,928)	$926
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	970	557
Amortization	122	4
Core deposit intangible amortization	244	314
Provision for loan losses	6,904	1,616
Mortgage loans originated for sale	(53,095)	(57,883)
Proceeds from sale of mortgage loans	55,234	55,411
Gain on sale of loans	(866)	(875)
Federal Home Loan Bank stock dividends	—	(46)
Decrease in accrued interest receivable	42	522
Decrease in accrued interest payable	(571)	(1,299)
Gain on sale of securities	(1,135)	(258)
Holding losses on loans held for sale	11	93
Increase in surrender value of Bank owned life insurance	(261)	(151)
Net write down of other real estate	708	64
Securities impairment loss	1,338	—
Compensation expense under stock based compensation	188	174
Other, net	(590)	(284)

Net cash from operating activities	3,315	(1,115)

Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(53,151)	(6,804)
Other	(23,039)	(8,741)
Sales of securities:
Mortgage-backed securities	40,036	20,202
Other	4,473	1,992
Maturities, prepayments, and calls:
Mortgage-backed securities	11,082	5,046
Other	21,500	7,816
Purchase of restricted equity securities	(278)	(655)
Redemption of Federal Reserve Bank stock	—	30
Net (increase) decrease in loans	5,987	(64,427)
Purchase of bank owned life insurance policies	—	(4,000)
Proceeds from sales of other real estate owned	3,132	1,906
Investment in time deposits in other financial institutions	(10,927)	—
Additions to premises and equipment	(205)	(1,221)

Net cash from investing activities	(1,390)	(48,856)

Community First, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008
(Unaudited)

	Nine Months Ended
	September 30,
($ amounts in thousands)	2009	2008

Cash flows from financing activities
Increase in deposits	4,338	25,167
Payments on Federal Home Loan Bank advances	(13,000)	(2,000)
Repayment of federal funds purchased	(9,000)	—
Proceeds (repayment) of other borrowed money	(4,835)	1,865
Proceeds from Federal Home Loan Bank advances	3,000	23,000
Proceeds from issuance of common stock	19	58
Proceeds from repurchase agreement	—	7,000
Net proceeds from stock option exercises	15	152
Proceeds from issuance of preferred stock	17,702	—
Repurchase of common stock	—	(124)
Cash dividends paid on preferred stock	(572)	—
Cash dividends paid on common stock	(121)	(254)

Net cash from financing activities	(2,454)	54,864

Net change in cash and cash equivalents	(529)	4,893
Cash and cash equivalents at beginning of period	19,811	27,285

Cash and cash equivalents at end of period	$19,282	$32,178

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$14,342	$17,332
Income taxes	23	730
Supplemental noncash disclosures
Transfer from loans to repossessed assets	3,155	6,011
Transfer of premises and equipment to other real estate owned	484	—
Transfer from loans held for sale to loans	733	5,298
Transfer from retained earnings to common stock for shares issued from stock dividend and dividend reinvestment plan	361	467
See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2009
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
The unaudited consolidated financial statements as of September 30, 2009 and for the three month and nine month periods ended September 30, 2009 and 2008 have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ( the “SEC”), and in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the 2008 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 as filed with the SEC.
NOTE 2. ADOPTION OF NEW ACCOUNTING STANDARDS
In February 2007, the FASB issued ASC 825-10, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008. As of January 1, 2009, the Company elected the fair value option for loans held for sale. The fair value option was applied prospectively for loans originated for sale since January 1, 2009. The effect of the election in 2009 was not material.
In April 2009, the FASB issued ASC 320-10, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities. The standard requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
NOTE 2. ADOPTION OF NEW ACCOUNTING STANDARDS (Continued)
position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the standard expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This standard is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Through the period ended March 31, 2009, the Company recognized cumulative other-than-temporary impairment charges of $1,338 for available for sale and restricted equity securities. The adoption of this standard on April 1, 2009 did not have a material impact on the results of operations or financial position.
In April 2009, the FASB issued ASC 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This standard emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The standard provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The standard also requires increased disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The adoption of this standard at June 30, 2009 did not have a material impact on the results of operations or financial position.
In April 2009, the FASB amended existing guidance to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This standard is effective for interim reporting periods ending after June 15, 2009. The adoption of this standard at June 30, 2009 did not have a material impact on the results of operations or financial position as it only required disclosures which are included in Note 4.
In May 2009, the FASB issued ASC 855-10, Subsequent Events (“ASC 855-10”). ASC 855-10 establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires entities to disclose the date through which it has evaluated subsequent events and the basis for that date. ASC 855-10 is effective for interim and annual periods ending after June 15, 2009. ASC 855-10 was effective for the Company as of June 30, 2009. The adoption of ASC 855-10 did not have a material impact on our financial condition, results of operations, or disclosures.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
During April 2009, FASB issued ASC 260-10, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”. The standard addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing basic and fully diluted earnings per share. This standard is effective for years beginning after December 15, 2008 and interim periods within those years and changes how earnings per share is calculated for certain share-based awards. All prior earnings (loss) per share calculations presented are retrospectively changed to conform with this standard. Adoption of this standard did not have a significant impact on the Company’s results of operations or financial condition.
NOTE 3 — SECURITIES AVAILABLE FOR SALE
The following table summarizes the amortized cost and fair value of the investment securities portfolio at September 30, 2009 and December 31, 2008 and the corresponding amounts of unrealized gains and losses therein:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2009
U.S. Government sponsored entities	$1,413	$6	$—	$1,419
Mortgage-backed securities — residential	56,634	837	—	57,471
State and municipals	8,670	324	(5)	8,989
Other debt securities	8,961	—	(533)	8,428

Total	$75,678	$1,167	$(538)	$76,307

December 31, 2008
U.S. Government sponsored entities	$4,400	$96	$—	$4,496
Mortgage-backed securities — residential	53,602	1,200	(19)	54,783
State and municipals	8,599	69	(211)	8,457
Other debt securities	9,641	—	(880)	8,761

Total	$76,242	$1,365	$(1,110)	$76,497

The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30, 2009
	Amortized	Fair
	Cost	Value
Due after one through five years	$6,413	$6,060
Due after five through ten years	4,955	4,974
Due after ten years	7,676	7,802
Mortgage-backed securities — residential	56,634	57,471

Total	$75,678	$76,307

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
NOTE 3 — SECURITIES AVAILABLE FOR SALE (Continued)
The following table shows securities with unrealized losses and their fair value, aggregated by investment category and length of time that individual securities had been in a continuous unrealized loss position as of September 30, 2009 and December 31, 2008.
September 30, 2009

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

State and municipals	$431	$(5)	$—	$—	$431	$(5)
Other debt securities	—	—	8,428	(533)	8,428	(533)

Total temporarily impaired	$431	$(5)	$8,428	$(533)	$8,859	$(538)

December 31, 2008

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government sponsored entities	$—	$—	$—	$—	$—	$—
Mortgage-backed securities — residential	2,857	(11)	993	(8)	3,850	(19)
State and municipals	4,734	(204)	443	(7)	5,177	(211)
Other debt securities	3,761	(880)	—	—	3,761	(880)

Total temporarily impaired	$11,352	$(1,095)	$1,436	$(15)	$12,788	$(1,110)

Proceeds from sales and calls of securities available for sale as well as gross gains and losses realized on sales and calls were as follows:

	Nine months		Three months
	ended September 30,		ended September 30,
	2009	2008	2009	2008
Proceeds	$44,509	$22,194	$803	$—
Gross gains	1,135	258	5	—
Gross losses	—	—	—	—

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
NOTE 3 — SECURITIES AVAILABLE FOR SALE (Continued)
In the first quarter of 2009, the Company experienced losses of $1,338 related to impairment of common stock held by the Bank and issued by Silverton Financial Services, Inc. (“Silverton”) and trust preferred securities held by the Bank and issued by a trust affiliated with Silverton which are guaranteed by Silverton. On May 1, 2009, Silverton’s bank subsidiary, Silverton Bank, was placed into receivership by the Office of the Comptroller of the Currency after Silverton Bank’s capital deteriorated significantly in the first quarter of 2009. The Company does not anticipate that it will recover any of the Bank’s investment in either the common securities or trust preferred securities issued by Silverton or its affiliated trust. As a result, the Company recorded an impairment charge of $1,338 during the first quarter of 2009, which represents the Company’s full investment in the securities,of which $675 related to trust preferred securities and $663 related to common stock.
Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The investment securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Investment securities classified as available for sale are generally evaluated for OTTI under the provisions of ASC 320-10, Investments — Debt and Equity Securities. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
NOTE 3 — SECURITIES AVAILABLE FOR SALE (Continued)
As of September 30, 2009, the Company’s security portfolio consisted of 65 securities, 4 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s other securities, as discussed below:
Other Securities
The Company’s unrealized losses on other securities relate primarily to its investment in pooled trust preferred securities. The decline in fair value is primarily attributable to temporary illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Due to the illiquidity in the market, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time. Management’s analysis concluded that the securities have not had an adverse change in expected cash flows and that the Company does not intend to sell the securities, and it is likely that the Company will not be required to sell the securities prior to recovery of the loss, therefore the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2009.
NOTE 4. FAIR VALUE
ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820-10 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair values:
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
NOTE 4. FAIR VALUE (Continued)
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
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at		Fair Value Measurements at
	September 30, 2009 using		December 31, 2008 using
	Significant		Significant
	Other	Significant	Other	Significant
	Observable	Unobservable	Observable	Unobservable
	Inputs	Inputs	Inputs	Inputs
	(Level 2)	(Level 3)	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government sponsored entities	$1,419	$—	$4,496	$—
Mortgage-backed securities — residential	57,471	—	54,783	—
State and municipals	8,989	—	8,457	—
Other debt securities	917	7,511	982	7,779

Total available for sale securities	$68,796	$7,511	$68,718	$7,779
Loans held for sale	$4,157	$—	$—	$—

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
NOTE 4. FAIR VALUE (Continued)
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine and three months ended September 30, 2009:

	Fair Value		Fair Value
	Measurements		Measurements
	Using Significant		Using Significant
	Unobservable		Unobservable
	Inputs (Level 3)		Inputs (Level 3)
	Available for sale		Available for sale
	securities		securities

Balance at January 1, 2009	$7,779	Balance at July 1, 2009	$6,914
Securities impairment	(675)	Securities impairment	—
Change in fair value	407	Change in fair value	597

Balance at September 30, 2009	$7,511	Balance at September 30, 2009	$7,511

The Company elected the fair value option for loans held for sale at January 1, 2009 which was applied on a prospective basis. Total changes in fair value included in earnings for the nine months ended September 30, 2009 was a fair value adjustment of $56. As of September 30, 2009, the aggregate remaining contractual principal balance outstanding for loans held for sale was $4,101 and the difference between the aggregate fair value and the aggregate remaining contractual principal balance outstanding for loans held for sale for which the fair value option has been elected was $56.
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	Fair Value	Fair Value
	Measurements at	Measurements at
	September 30, 2009 using	December 31, 2008 using
	Significant Unobservable	Significant Unobservable
	Inputs	Inputs
	(Level 3)	(Level 3)
Assets:
Impaired loans with specific allocations	$15,486	$2,647
Other real estate owned	7,087	5,772
Impaired loans, with specific allocations based on the fair value of the underlying collateral for collateral dependent loans, had a carrying amount of $22,428, with a valuation allowance of $6,942, resulting in an additional provision for loan losses of $5,402 for the nine month period ended September 30, 2009.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
NOTE 4. FAIR VALUE (Continued)
The Company recognized impairment charges on other real estate of $708 and $526 for the nine month and three month periods ended September 30, 2009, respectively.
Carrying amount and estimated fair values of significant financial instruments at September 30, 2009 and December 31, 2008 were as follows:

	September 30, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Securities available for sale	$76,307	$76,307	$76,497	$76,497
Loans held for sale	4,157	4,157	6,107	6,107
Loans, net of allowance	545,808	537,780	561,132	579,736
Restricted equity securities	1,727	N/A	2,111	N/A
Financial liabilities
Deposits with defined maturities	$457,066	$458,129	$446,536	$448,254
Federal Home Loan Bank advances	22,000	22,201	32,000	32,594
Subordinated debentures	23,000	19,640	23,000	22,947
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
NOTE 5. LOANS
Set forth below is a table of the Company’s loans at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
Real estate
Construction	$129,912	23.2%	$152,937	26.8%
1-4 family residential	167,269	29.9%	163,211	28.6%
Commercial	176,266	31.5%	162,475	28.5%
Other	4,580	0.7%	4,779	0.8%
Commercial, financial and agricultural	60,217	10.8%	62,674	11.0%
Consumer	11,630	2.1%	13,965	2.5%
Municipal tax exempt	265	0.1%	354	0.1%
Other	9,529	1.7%	9,718	1.7%

Total (1)	$559,668	100.0%	$570,113	100.0%

(1)	Does not include mortgage loans held for sale at September 30, 2009 and December 31, 2008.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
NOTE 5. Loans (Continued)
Transactions in the allowance for loan losses for the nine months and three months ended September 30, 2009 and 2008 were as follows:

	Nine Months	Nine Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008

Beginning Balance	$8,981	$6,086	$10,696	$6,818
Add (deduct):
Losses charged to allowance	(2,190)	(912)	(326)	(592)
Recoveries credited to allowance	165	103	106	17
Provision for loan losses	6,904	1,616	3,384	650

Ending Balance	$13,860	$6,893	$13,860	$6,893

Individually impaired loans were as follows:

	September 30,	December 31,
	2009	2008
Period-end loans with no allocated allowance for loan losses	$2,846	$51
Period-end loans with allocated allowance for loan losses	22,428	4,150

Total	$25,274	$4,201

Amount of the allowance for loan losses allocated	$6,942	$1,503

Average of impaired loans during the period	$17,702	$3,884
Interest income recognized during impairment	837	314
Cash-basis interest income recognized	344	211
Nonperforming loans were as follows:

	September 30,	December 31,
	2009	2008
Loans past due over 90 days still on accrual	$—	$7
Nonaccrual loans	24,574	3,357
Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
NOTE 5. Loans (Continued)
Loans that are classified as “substandard” by the Company represent loans to which management has doubts about the borrower’s ability to comply with the present loan repayment terms. As of September 30, 2009, there were approximately $21,338 in loans that were classified as “substandard” and accruing interest. This compares to approximately $5,757 in loans that were classified as “Substandard” and accruing interest as of September 30, 2008 and $4,558 at December 31, 2008.
NOTE 6. EARNINGS (LOSS) PER SHARE
In accordance with ASC 260-10, Earnings Per Share, basic earnings (loss) per share available to common shareholders is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share available to common shareholders reflects the potential dilution that could occur if securities, stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the entity.
The factors used in the earnings (loss) per share computation for the periods ended September 30, 2009 and 2008 are as follows:

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$(5,928)	$926	$(3,546)	$374
Less Dividends Declared
Common stock	(121)	(320)	—	—
Preferred stock	(572)	—	(245)	—
Accretion on preferred stock	(91)	—	(39)	—

Undistributed earnings (loss) available to common shareholders	(6,712)	606	(3,830)	374

Weighted average common shares outstanding	3,245,462	3,216,759	3,266,720	3,223,780
Unvested restricted shares	998	1,997	998	1,997

	3,246,460	3,218,756	3,267,718	3,225,777

Undistributed earnings (loss) per common share available to common shareholders	$(2.07)	$0.19	$(1.17)	$0.12

Undistributed earnings (loss)	$(2.07)	$0.19	$(1.17)	$0.12
Distributed earnings	0.04	0.10	0.00	0.00

Basic earnings (loss) per common share per common share available to common shareholders	$(2.03)	$0.29	$(1.17)	$0.12

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
NOTE 6. EARNINGS (LOSS) PER SHARE (Continued)

	Nine months ended		Three months ended
	September 30,		September 30,
	2009	2008	2009	2008
Diluted

Dilutive shares	—	90,435	—	80,821
Weighted average diluted shares	3,246,460	3,309,191	3,267,718	3,306,598
Diluted earnings (loss) per share available to common shareholders	$(2.03)	$0.28	$(1.17)	$0.11

A stock dividend of 15,722 shares was issued in the second quarter of 2009 on April 30, 2009. All references to common shares and earnings and dividends per share have been restated to reflect the stock dividend as of the beginning of the earliest period presented. Stock options for 234,530 and 102,650 shares of common stock were not considered in computing diluted earnings per share for the nine and three months ended September 30, 2009 and 2008, respectively, because they were antidilutive.
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2009
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
NOTE 8. INCOME TAXES
The Company periodically assesses the need for a valuation allowance against deferred tax assets. The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance, we consider all positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.
The Company recorded a $1.9 million valuation allowance on deferred tax assets at September 30, 2009. The entire $1.9 million was charged to federal income tax expense. The valuation allowance may be reversed into income in future periods to the extent that the related deferred tax assets are

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2009
(Unaudited)
NOTE 8. INCOME TAXES (Continued)
realized or the valuation allowance is no longer required. The Company based its conclusion primarily on our net operating loss for 2008, our net operating loss for the first nine months of 2009, and the challenging operating environment currently confronting banks that could impact future operating results.
NOTE 9. SUBSEQUENT EVENTS
Management has evaluated subsequent events through November 9, 2009, which is the date the Company’s financial statements were issued. No material subsequent events have occurred since September 30, 2009 that required recognition or disclosure in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
($ amounts in thousands, except share data)
The following discussion compares the financial condition of Community First, Inc. (the “Company”) at September 30, 2009, to December 31, 2008, and the results of operations for the nine months and three months ended September 30, 2009 and 2008. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.
Certain of the statements made herein, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2008, as modified by our Quarterly Reports on Form 10-Q; including Part II, Item 1A “Risk Factors” below, and the following:
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

OVERVIEW (continued)
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
FINANCIAL CONDITION
Total assets as of September 30, 2009 decreased 1.1%, or $7,783 to $707,543, compared to $715,326 at December 31, 2008. The decrease in total assets was primarily due to a decrease in net loans. Net loans (excluding mortgage loans held for sale) decreased by $15,324, or 2.7%, to $545,808 at September 30, 2009 compared to $561,132 at December 31, 2008. At September 30, 2009, cash and cash equivalents were $19,282, a decrease of $529 from $19,811 at December 31, 2008. Total deposits increased $4,338, or 0.7%, to $603,656 in the first nine months of 2009, from $599,318 at December 31, 2008. Total borrowed funds decreased $23,835 to $52,000 at September 30, 2009 compared to $75,835 at December 31, 2008.
Cash and Cash Equivalents
Cash and cash equivalents were $19,282 at September 30, 2009 compared to $19,811 at December 31, 2008. The decrease in cash and cash equivalents is the result of repayments of Federal Home Loan Bank advances, other borrowed money, and fed funds purchased offset by increases in total deposits, loan repayments, and issuance of preferred stock during the first nine months of 2009. The most significant sources of cash were the issuance of preferred stock and loan repayments. The Company invested $10,927 in time deposits with other financial institutions during 2009 in order to earn a yield higher than what would have been earned if the funds were invested in federal funds. Time deposits in other financial institutions were earning a weighted average rate of 1.61% compared to the federal funds rate of 0.25%. Maturities of the time deposits are matched against maturities of liabilities over the next twelve months.
Loans
Total gross loans (excluding mortgage loans held for sale) at September 30, 2009 were $559,668, compared to $570,113 at December 31, 2008, a decrease of $10,445. Loan balances decreased for all categories of loans, with the exception of commercial real estate, which increased $13,791, or 8.49% and 1-4 family residential, which increased $4,058, or 2.49%, during the first nine months of 2009.

FINANCIAL CONDITION (continued)
The increase in commercial real estate loans was primarily the result of construction loans maturing and converting to traditional commercial real estate loans. The continuing effects of the recession have reduced the number of new construction loans during the first nine months of 2009, resulting in a significant drop in real estate construction loans. Decreases in other loan categories are primarily the result of regular loan payments and a significant decrease in loan demand. The Company expects this trend to continue at least throughout the remainder of 2009.
The Company’s ratio of past due loans to total loans was 5.6% at September 30, 2009, an increase of 4.1% compared to December 31, 2008 and 1.54% over June 30, 2009. Increases in the ratio can be primarily attributed to increases in past due balances for construction and land development loans, 1-4 family first mortgages, and commercial loans. The ratio is further increased by the decrease in total loans. The real estate market conditions and slowing economy have increased stress on many of the Company’s borrowers involved in real estate construction and development resulting in increases in problem and potential problem 1-4 family residential loans as well as chargeoffs and increases in other real estate owned. Of the current other real estate owned balance, $269 is comprised of loans made to facilitate the purchase of foreclosed properties. One of those loans, totaling $115, is a nonrecourse, nonaccrual loan.
Loans in the portfolio at September 30, 2009 of approximately $230,265, or 41.1%, are at a variable rate of interest, and $304,831, or 54.5%, are at a fixed rate. The remaining $24,572 or 4.4% are on nonaccrual. Loans totaling $303,222, or 54.2%, mature or are able to be repriced within 12 months. Only $16,927, or 3.1%, of the Bank’s total loans mature or reprice in more than five years.
On September 30, 2009, the Company’s loan to deposit ratio (including loans held for sale) was 93.4%, compared to 96.1% at December 31, 2008. The loan-to-assets ratio (including loans held for sale) at September 30, 2009 was 79.7% compared to 80.6% at December 31, 2008. Management anticipates that loan demand, primarily demand for commercial construction loans secured by real estate in the Company’s market area, will continue to decline throughout 2009. If the Company’s deposit growth continues to outpace its loan demand, the Company’s net interest margin may be adversely affected as the funds from these deposits may be invested in securities and other interest earning assets that offer lower yields than loans.
Securities Available for Sale
Set forth below is a table showing the carrying amount and breakdown of the Company’s securities available for sale at September 30, 2009 and December 31, 2008:

	September 30, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
U.S. Government sponsored entities	$1,419	1.9%	$4,496	5.9%
Mortgage-backed securities	57,471	75.3%	54,783	71.6%
State and municipals	8,989	11.8%	8,457	11.1%
Other debt securities	8,428	11.0%	8,761	11.4%

Total	$76,307	100.0%	$76,497	100.0%

FINANCIAL CONDITION (continued)
The Company’s investment portfolio is used to provide yield and for pledging purposes to secure public fund deposits. As of September 30, 2009, the carrying value of securities decreased $190 to $76,307, compared with $76,497 at December 31, 2008. Securities available for sale as a percentage of total assets was 10.8% at September 30, 2009 compared to 10.7% at December 31, 2008. Net unrealized gains on available for sale securities was $629 at September 30, 2009 compared to net unrealized gains of $255 at December 31, 2008. Management is continually monitoring the credit quality of the Bank’s investments and believes any unrealized losses that exist in the Bank’s portfolio to be temporary based on the high bond ratings and anticipated recovery of bonds held. The Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.
Other Real Estate Owned
Other real estate owned decreased $201 to $7,840 at September 30, 2009 compared to $8,041 at December 31, 2008. The balance of other real estate owned is comprised of $7,087 of properties acquired through or in lieu of foreclosure on real estate loans, $269 of loans made to facilitate the sale of other real estate owned, and $484 of property acquired for a future Bank branch location that is no longer intended for that purpose.
Intangible Assets
Goodwill was $5,204 at September 30, 2009. Under purchase accounting, goodwill may become impaired under certain conditions. With the recent decline in our stock price, we performed an in-depth review of our goodwill to test for impairment. We used an independent, outside firm to work with us in performing this analysis and concluded that we do not have impairment at September 30, 2009.
Other Assets
Other assets increased $1,142 to $6,212 at September 30, 2009 compared to $5,070 at December 31, 2008. The increase is primarily the result of increases in deferred tax assets related to the Company’s net operating loss for the first three quarters of 2009. The company recorded a valuation allowance against a portion of its deferred tax assets during the third quarter.
Deposits
The Company relies on the Bank’s deposit growth as well as alternative funding sources such as other borrowed money and federal funds purchased from correspondent banks to fund loan and other asset growth. Total deposits were $603,656 at September 30, 2009, compared to $599,318 at December 31, 2008, an increase of $4,338. The most significant increase was in personal CDs, which increased $47,734. The increase in personal CDs was offset by a reduction in national market and state, county and municipal CDs.

FINANCIAL CONDITION (continued)
The following table sets forth the composition of the deposits at September 30, 2009 and December 31, 2008.

	September 30, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total

Noninterest-bearing demand accounts	$43,913	7.3%	$45,848	7.7%
Interest-bearing demand accounts	83,086	13.8%	88,426	14.7%
Savings accounts	19,542	3.2%	18,508	3.1%
Time deposits greater than $100	196,238	32.5%	167,593	28.0%
Other time deposits	260,877	43.2%	278,943	46.5%

Total	$603,656	100.0%	$599,318	100.0%

The majority of deposits continue to be in time deposits. Time deposits (certificate of deposits and IRAs) totaled $457,115 or 75.7% of deposits, as of September 30, 2009. Time deposits greater than $100, increased $28,645 from December 31, 2008 to $196,238 at September 30, 2009. The increase in time deposits greater than $100 was primarily from personal time deposits. The increase in personal time deposits was driven by special rates offered at various times during the first nine months of 2009 and the increase in the FDIC insurance limit for deposits, which contributed to customers depositing larger amounts at the Bank. At September 30, 2009, time deposits greater than $100 had a weighted average rate of 2.58% down from 3.11% at June 30, 2009. Other time deposits decreased $18,066 from $278,943 at December 31, 2008 to $260,877 at September 30, 2009.
At September 30, 2009, national market time deposits totaled $95,503 with a weighted average rate of 3.04%, compared to $121,572, with a weighted average rate of 4.12%, at December 31, 2008. Total broker time deposits at September 30, 2009 were $54,736, with a weighted average rate of 2.02% compared to $52,038, with a weighted average rate of 3.04%, at December 31, 2008. Broker deposits and national market deposits accounted for 24.9% of total deposits at September 30, 2009 compared to 29.0% at December 31, 2008. The decrease in national market deposits during 2009 is due to the Bank offering lower rates for those deposits as a result of significant growth in personal CDs. The increase in broker deposits is the result of management accepting additional deposits in early 2009 in order to take advantage of low rates that were available. The Bank has been in a position of excess liquidity for the majority of 2009. Funds generated by growth in personal CDs have not been needed to fund loan growth. Management has utilized this excess liquidity to pay off maturing debt facilities and reduce reliance on national market CDs and broker deposits. These efforts have resulted in a significant decrease in total cost of funds during 2009. Management anticipates continuing to utilize excess funds to further reduce reliance on debt and higher cost deposits. These efforts, if successful, should reduce interest rate risk and expand our net interest margin. Significant increases in loan demand or increases in market rates could negatively impact this plan and net interest margin.
The weighted average cost of funds for time deposits was 2.73% at September 30, 2009 compared to 3.61% at December 31, 2008. The decrease was attributable mostly to rates declining on (i)public fund time deposits, which decreased 162 basis points to 1.64% from 3.26% at December 31, 2008; (ii) broker deposits, which decreased 102 basis points to 2.02% from 3.04% at December 31, 2008; and (iii) national market time deposits, which decreased 108 basis points to 3.04% from 4.12% at December 31, 2008; and (iv) personal time deposits, which decreased 71 basis points to 2.88% at September 30, 2009 from 3.59% at December 31, 2008.

FINANCIAL CONDITION (continued)
Federal Home Loan Bank Advances
The Company had borrowed $22,000 in fixed rate advances from the Federal Home Loan Bank (“FHLB”) as of September 30, 2009 and December 31, 2008. The Company also had drawn $10,000 on a cash management line of credit as of December 31, 2008, which was repaid in 2009. The Company had $38,914 available for future borrowings from the FHLB at September 30, 2009. The fixed interest rates on these advances ranged from 2.02% to 3.63% at September 30, 2009 with a weighted average rate of 3.01% and a weighted average remaining maturity of 23.68 months. These borrowings are secured by a blanket collateral agreement for certain loans secured by 1-4 family residential properties, commercial real estate, and home equity lines of credit. At September 30, 2009, undrawn standby letters of credit with FHLB totaled $9,000. The letters of credit are used as a pledge to the State of Tennessee Bank Collateral Pool.
Shareholders’ Equity
Total shareholders’ equity increased $11,552 to $47,587 at September 30, 2009 compared to $36,035 at December 31, 2008. The increase was due to issuance of 17,806 shares of preferred stock to the United States Treasury through the Company’s participation in the Capital Purchase Program, offset in part by the Company’s net loss for the first nine months of 2009. The $17,806 liquidation value Senior Preferred shares have a cumulative dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend rate of 9% thereafter. In addition, under the terms of the agreement, the Company issued warrants to Treasury to purchase additional preferred shares equal to 5% of the investment in Senior Preferred shares at a discounted exercise price. Treasury exercised the options immediately upon investment in the Senior Preferred shares, which resulted in issuance of 890 warrant preferred shares. Treasury’s exercise of the warrants resulted in a net discount on the issuance of the preferred shares of $890. The discount will be amortized over the next five years, which is the anticipated life of the shares. The $890 liquidation value Warrant Preferred shares have a cumulative dividend rate of 9% per year until redeemed. Dividends on both Senior Preferred and Warrant Preferred shares are required to be paid quarterly. Total required annual dividends for preferred shares are expected to be as follows: 2009: $816; 2010 — 2013: $970 per year; 2014: $1,571; 2015 and thereafter: $1,683 per year. The Company is permitted to redeem all or a portion of the preferred shares at any time after consultation with its primary federal regulator, but may not redeem the Warrant Preferred shares until all of the Senior Preferred shares have been redeemed. Dividend payments on the preferred shares would be reduced for any redemption. Proceeds from issuance of the preferred shares were used to pay off other borrowings and to increase capital in the Bank.
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
The increase in shareholder’s equity was slightly offset by dividends paid on common stock during the second quarter of 2009. The Company declared and paid a dividend of $0.15 per common share outstanding as of April 30, 2009, of which $0.10 was paid as a stock dividend and $0.05 was paid in cash. The stock dividend calculation resulted in a total of 16,056 shares to be issued, reduced by fractional shares totaling 334 that were converted to cash. The cash dividend resulted in a total

FINANCIAL CONDITION (continued)
payout of $168, which was reduced by individual shareholders’ participation in the Company’s dividend reinvestment plan, which reinvested $47 of the cash payout into additional Company stock. Total cash paid to shareholders for cash dividends and in lieu of fractional stock dividends was $121.
Shareholder’s equity was also negatively impacted by the year to date net loss of $5,928, offset by a net increase in accumulated other comprehensive income (AOCI) of $249. The increase in AOCI was due to changes in market value for securities available for sale.
RESULTS OF OPERATIONS
Net Income
The Company had a net loss of $5,928 for the nine months ended September 30, 2009 compared to net income of $926 for the nine months ended September 30, 2008. Net loss before income tax benefit for the nine month period ended September 30, 2009 was $7,082, compared to income before tax of $998 for the same period in 2008, a decrease of $6,084 or 609.6%. The decrease in year to date pretax income was primarily due to increases in provision for loan losses, securities impairment losses, regulatory and compliance expense, and expenses related to other real estate owned. Net interest income for the nine month period ended September 30, 2009 decreased $432 over the same period in 2008 due to the significant decreases in interest rates for earning assets that outpaced decreases in interest rates for deposits and borrowings. Increases in nonaccrual loans also contributed to the decline in net interest income. Noninterest income for the nine month period ended September 30, 2009 increased $594 and noninterest expense increased $2,954 over the same period in 2008, also contributing to the year to date net loss.
In the first nine months of 2009, the Company experienced losses of $1,338 related to impairment of common stock held by the Bank and issued by Silverton Financial Services, Inc. (“Silverton”) and trust preferred securities held by the Bank and issued by a trust affiliated with Silverton which were guaranteed by Silverton. On May 1, 2009, Silverton’s bank subsidiary, Silverton Bank, was placed into receivership by the Office of the Comptroller of the Currency after Silverton Bank’s capital deteriorated significantly in the first quarter of 2009. Silverton filed for bankruptcy on June 5, 2009. The Company does not anticipate that it will recover any of the Bank’s investment in either the common securities or trust preferred securities issued by Silverton or its affiliated trust. As a result, the Company recorded an impairment charge of $1,338 in the first quarter of 2009, which represents the Company’s full investment in the securities.
For the three months ended September 30, 2009, the Company had a net loss of $3,546 compared to net income of $374 for the same period in 2008. Net loss before income tax for the third quarter of 2009 was $3,342 compared to net income before income tax of $397 for the same period in 2008. The decrease in pre-tax income for the quarter was primarily due to increases in the provision for loan losses, expenses related to other real estate owned, and regulatory and compliance expenses.

Average Balance Sheets, Net Interest Revenue
Changes in Interest Income and Interest Expense
The following table shows the average daily balances of each principal category of assets, liabilities and shareholders’ equity of the Company, an analysis of net interest revenue, and the change in interest income and interest expense segregated into amounts attributable to changes in volume and changes in rates for the nine month periods ended September 30, 2009 and 2008.

	(In Thousands of Dollars)
	September 30, 2009			September 30, 2008			Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Gross loans (1 and 2)	$563,151	5.58%	$23,499	$535,169	6.62%	$26,502	$1,386	$(4,389)	$(3,003)

Taxable securities available for sale (3)	71,993	4.71%	2,537	53,806	5.35%	2,154	728	(345)	383

Tax exempt securities available for sale (3)	8,417	3.78%	238	8,456	3.86%	244	(1)	(5)	(6)

Federal funds sold and other	21,407	1.27%	203	7,610	4.76%	271	491	(559)	(68)

Total interest-earning assets	664,968	5.32%	26,477	605,041	6.45%	29,171	2,604	(5,298)	(2,694)

Cash and due from banks	12,643			9,717
Other nonearning assets	55,697			39,394
Allowance for loan losses	(9,711)			(6,576)

Total assets	$723,597			$647,576

Deposits:

NOW & money market investments	$83,379	0.92%	$571	$89,963	1.70%	$1,145	$(84)	$(490)	$(574)
Savings	19,316	0.20%	29	21,385	0.74%	119	(11)	(79)	(90)
Time deposits $100 and over	185,787	3.20%	4,448	152,787	4.22%	4,820	1,041	(1,413)	(372)
Other time deposits	282,332	3.24%	6,836	237,653	4.45%	7,902	1,484	(2,550)	(1,066)

Total interest-bearing deposits	570,814	2.78%	11,884	501,788	3.73%	13,986	2,430	(4,532)	(2,102)

Other borrowings (4)	54,483	4.63%	1,887	53,675	5.10%	2,047	31	(191)	(160)

Total interest-bearing liabilities	625,297	2.94%	13,771	555,463	3.86%	16,033	2,461	(4,723)	(2,262)

Noninterest-bearing liabilities	50,184			54,422

Total liabilities	675,481			609,885

Shareholders’ equity	48,116			37,691

Total liabilities and shareholders’ equity	$723,597			$647,576

Net interest income			$12,706			$13,138	$143	$(575)	$(432)

Net interest margin (5)		2.55%			2.90%

(1)	Interest income includes fees on loans of $461 in 2009, and $856 in 2008.

(2)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

(3)	Amortization and accretion are included in the calculation of yields on securities available for sale.

(4)	FHLB advances, federal funds purchased, repurchase agreements and subordinated debenture interest is included in other borrowings.

(5)	Net interest income as a percentage of average interest-earning assets.

RESULTS OF OPERATIONS (continued)
Net Interest Income
Nine months ended September 30, 2009:
The Company has been operating in a declining-rate environment since the fourth quarter of 2007, brought on by the downturn in the economy and deepening recession. During the fourth quarter of 2008, market rates achieved historic lows, pushing rates for both assets and liabilities lower. A significant portion of the Company’s loans earn interest at a rate that varies with the prime rate. The prime rate and various other market rates stopped their downward trend and held steady throughout the first nine months of 2009. The stabilization of rates is expected to slow the decrease in net interest income during the remainder of 2009, unless market pressures result in further rate declines on loans or increases in deposits.
Net interest income for the first nine months of 2009 was $12,706, a decrease of $432 compared to $13,138 for the same period in 2008. The decrease is the result of the declining-rate environment, timing of repricing for interest bearing assets and liabilities and increases in nonaccrual loans. The majority of the decrease in average rate earned on loans, particularly during the third quarter of 2009 was the increase in nonaccrual loans. Nonaccrual loans increased to $24,574 at September 30, 2009 compared to $3,357 at December 31, 2008 and $14,973 at June 30, 2009.
In addition to the impact of nonaccrual loans, net interest income has also been impacted by repricing of interest bearing assets and liabilities. On average, the Company’s loans reprice to market rates more quickly than deposits and other funding sources. As a result, the decline in rates in late 2008, coupled with competitive deposit pricing pressures in the Company’s market, has resulted in a more significant decrease in loan interest income than in interest expense. The Bank has been working to implement interest rate floors on variable rate loans which should help to slow the decrease in loan interest income. If market rates continue to remain stable through the remainder of 2009, this should allow overall cost of funds to decline at a faster rate than interest income, helping to improve net interest income; however, competitive pressures in the Company’s market on deposit rates could result in further contraction of net interest margin.
Interest and fee income on loans for the first nine months of 2009 was $23,499, a decrease of $3,003, or 11.3%, compared to $26,502 for the same period in 2008. The decrease in loan interest income is due to a decrease in the yield earned in 2009 to 5.58% compared to 6.62% earned for the same period in 2008 and the negative impact of increased nonaccrual loans. The decline in rates was somewhat offset by the increase in average balance of loans outstanding.
Interest income from securities increased slightly during the first nine months of 2009 compared to the same period in 2008 as a result of an increase in average balances for those assets. The increase in income due to the higher average balance was offset by a decrease in the rate earned during 2009.
Interest income on federal funds sold and other for the first nine months of 2009 was $203 compared to $271 for the same period in 2008. The decrease is primarily due to a decrease in the yield between the two periods. The historically low rate for federal funds sold caused some correspondent banks to reduce their rates paid for overnight funds to zero.

RESULTS OF OPERATIONS (continued)
Interest expense totaled $13,771 in the first nine months of 2009, compared to $16,033 in the same period of 2008, a decrease of $2,262 or 14.1%. The decrease is primarily due to a decrease in the yield on deposits, which decreased to 2.78% compared to 3.73% for the same period in 2008. Management anticipates the weighted average yield on deposits to continue to decrease as time deposits mature and are renewed or replaced at lower rates as discussed above. Interest expense on FHLB advances and federal funds purchased as well as other borrowings decreased due to repricing of FHLB advances during the year at lower rates. The Company repaid all federal funds purchased and other borrowings on February 27, 2009 utilizing proceeds from the issuance of preferred stock to the United States Treasury.
The decrease in interest income was offset by a significant decrease in interest expense during the first nine months of 2009 compared to the same period in 2008. The decrease in interest expense was not as large as the decrease in interest income which resulted in the decrease in net interest income. The Company experienced compression of net interest margin throughout 2008 as a result of the declining rate environment and higher balances of nonaccrual loans resulting from the downturn in the economy. We continued to experience that compression in the first nine months of 2009 as loans continued to reprice more quickly than deposits, though the continuing impact began to level off during the third quarter, and nonaccrual loan balances continued to increase. Net interest margin for the first nine months of 2009 was 2.55% compared to 2.90% for the same period in 2008. Competitive pressures in the market have continued to prevent management from reducing rates paid for interest bearing deposits at the same pace as the decline in loan rates and the special rates offered in the second quarter of 2009 for personal CDs negatively impacted net interest margin. The weighted average rate earned on loans decreased 104 basis points (“bps”) in the first nine months of 2009 compared to the same period in 2008, while the weighted average cost of interest bearing deposits declined only 95 bps in the same period. An increase in the number of variable rate loans with rate floors should help to stabilize net interest margin and positively impact interest income, particularly in a stable rate environment. The compression of net interest margin was also impacted by the increase in nonaccrual loans during the first half of 2009. Nonaccrual loans totaled $24,574 at September 30, 2009 compared to $4,708 at September 30, 2008, an increase of 422.0%.
The overall decrease in interest expense was also supported by the Company’s participation in the U.S. Treasury’s Capital Purchase Program (“CPP”). Funds received during the first quarter of 2009 allowed management to pay off $4,835 in other borrowings and reduce the Company’s reliance on federal funds purchased. In addition to the funds received from the CPP, the net repayments of loans and deposit growth during the year have resulted in excess cash on hand at various times during 2009. Management had anticipated using the available cash to fund new loans during 2009; however, during the most of 2009, regular loan payments have outpaced demand for new loans, providing additional excess cash. Until loan demand increases, management intends to utilize the available funds to pay off maturing national market deposits, broker deposits, and FHLB advances as they mature during the remainder of 2009. Rates that can be earned on short-term investment vehicles as of September 30, 2009 are lower than the current rates for the majority of the Company’s available funding sources. As a result, management considers this to be the most effective use of the excess funds until loan demand increases. Implementation of this strategy has resulted in some improvement in net interest margin for the third quarter of 2009 compared to the second quarter of 2009. The reduction in both average balances of interest bearing deposits and rates paid should help relieve some of the compression on net interest margin during the remainder of 2009, unless market rates decline further, resulting in further declines in loan interest income. When loan

RESULTS OF OPERATIONS (continued)
demand improves, the Company anticipates obtaining additional national market and broker deposits to fund loan growth if core deposit growth is not sufficient to fund new loans.
Three months ended September 30, 2009:
Net interest income for the three months ended September 30, 2009 was $4,597, a decrease of $177 from $4,774 for the same period in 2008. The decrease is due to the same factors noted above causing compression of net interest margin for the nine month period when compared to the first nine months of 2008. Net interest income improved $407 in the third quarter of 2009 compared to $4,190 in the second quarter of 2009. The improvements in net interest income in the third quarter over the second quarter are due to implementation of rate floors on some variable rate loans and regular repricing of liabilities during the quarter and management’s efforts to utilize excess cash to pay off national market deposits, broker deposits, and FHLB advances.
Interest income for the quarter was $8,924, a decrease of $700 from $9,624 in the same period of 2008, and an increase of $96 from $8,828 in the second quarter of 2009. The decrease from the same period in 2008 is primarily due to reduced interest and fee income on loans as a result of lower average rates earned during 2009.
Interest expense for the quarter was $4,327, a decrease of $523 from $4,850 for the third quarter of 2008 and a decrease of $311 over the second quarter of 2009. The decrease in 2009 is the result of deposit rates repricing and lower market rates.
Provisions for Loan Losses
In the first nine months of 2009, the Bank recorded a provision for loan loss of $6,904 compared to $1,616 in the same period of 2008. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses in 2009 is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss, which management believes is representative of probable incurred loan losses. Other factors considered by management include the composition of the loan portfolio, economic conditions, results of regulatory examinations, reviews of updated real estate appraisals, and the creditworthiness of the Bank’s borrowers and other qualitative factors. The allowance for loan losses was 2.48% of gross loans (“AFLL Ratio”) at September 30, 2009 compared to 1.25% at September 30, 2008.
Nonperforming and impaired loans increased from December 31, 2008 to September 30, 2009. The increase in nonperforming loans was due to loans that were performing according to their contractual obligations at December 31, 2008 becoming significantly past due or impaired during the first nine months of 2009. The portion of the allowance attributable to impaired loans (ASC 310 component) on an absolute basis and as a percentage of the total allowance has increased as the volume of impaired loans has increased. The portion of the allowance attributable to historical and environmental factors (ASC 450-10 component) has also increased on an absolute basis due to increases in the level of risk associated with certain environmental risk factors that could result in additional loan losses. Total loans decreased $10,445 during the first nine months of 2009. The decrease in loans was primarily due to loan repayments outpacing loan demand. The most significant decrease in balance was in real estate construction loans, which is a higher risk loan category for the Bank. Management considers the increase in the AFLL Ratio to be directionally consistent with changes in risks associated with the loan portfolio as measured by various metrics

RESULTS OF OPERATIONS (continued)
related to the portfolio.
The table below illustrates changes in the AFLL ratio over the past five quarters and the changes in related risk metrics over the same periods:

Quarter Ended	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008	September 30, 2008
AFLL Ratio	2.48%	1.91%	1.61%	1.58%	1.25%
ASC 310 component	$6,942	$4,634	$2,210	$1,503	$658
ASC 450-10 component	6,918	6,062	6,803	7,478	6,235

Total allowance for loan loss	13,860	10,696	9,013	8,981	6,893

Nonperforming loans to gross loans (1)	4.37%	2.67%	2.48%	0.60%	0.65%
Impaired loans to gross loans	4.52%	4.40%	3.00%	0.74%	0.51%
Quarter-to-date net chargeoffs to average gross loans	0.04%	0.10%	0.23%	0.32%	0.10%

(1)	Nonaccrual loans and loans past due 90 or more days still accruing interest as a percentage of gross loans.
For the three months ended September 30, 2009, the Bank recorded a provision for loan losses of $3,384 compared to $650 for the same period in 2008.
The increase in risk associated with the loan portfolio is primarily the result of continuing effects of the economic recession on the Bank’s geographic market. The recession is continuing to have a significant impact on both individual and commercial borrowers as business cash flows continue to be strained and unemployment increases. This is in addition to the effects of declining market values for properties securing real estate loans, which has lead to declining appraisal values of the collateral which secures our construction and development loan portfolio. The length and intensity of the current recession is impacting customers who had previously been considered to be of low credit risk. Management believes that our past due loans and loan chargeoffs will continue to be above historic levels, particularly in real estate loans, until there is some relief from the recession and improvement in real estate market conditions and employment levels in the area served by the Company. Past due and nonaccrual loans as well as net chargeoffs could continue to increase as more borrowers, particularly builders and developers, and individual borrowers that have become unemployed are impacted by the extended term of the recession.
Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.
The following table presents information regarding loans included as nonaccrual and the gross income that would have been recorded in the nine month period if the loans had been current, and the amount of interest income on those that was not included in net interest income.

	September 30, 2009	September 30, 2008
Nonaccrual interest	$3,784	$551

RESULTS OF OPERATIONS (continued)
Noninterest Income
Total noninterest income for the first nine months of 2009 was $4,309, an increase of $594 or 16.0% from $3,715 for the same period in 2008. The increase in noninterest income is primarily due to increases in gains on sale of securities offset by declines in investment services income. Gains on sales of securities for the first nine months of 2009 were $1,135, an increase of $877 from $258 for the same period in 2008. The increase was due to the Company selling securities in order to reduce holdings of securities that are assigned higher risk ratings in the Company’s regulatory capital calculations and to reduce prepayment risks associated with higher rate mortgage backed securities. Earnings on bank owned life insurance policies in the first nine months of 2009 were $261, an increase of $110 from $151 for the same period in 2008 due to the Company’s purchase of an additional $4,000 in life insurance policies in July of 2008. The cash value of policies earning during the first six months of 2009 was approximately double that of the same period in 2008. Investment services income for the nine month period was $197 compared to $395 for the same period of 2008. The decline is due to uncertainty associated with investment markets during the first nine months of 2009. Most customers were seeking lower risk alternatives to the stock market and other traditional investment vehicles during the first nine months of 2009 as compared to the same period in 2008. As a result, commissions earned on trades have declined sharply. On a linked quarter basis, investment services income is up $34 from $50 in the second quarter of 2009. Mortgage banking income for the nine month period was $866 compared to $875 for the same period of 2008. On a linked quarter basis, mortgage banking income was down $101 from $312 for the second quarter of 2009 to $211 for the third quarter, reflecting a slowing in home refinancing activity.
Noninterest income for the three months ended September 30, 2009 was $1,038, a decrease of $8 from $1,046 for the same period in 2008. Increases in mortgage banking activities during the quarter were offset by reductions in gain on sale of other real estate and service charges on deposit accounts, compared to the same period in 2008.

RESULTS OF OPERATIONS (continued)
The table below shows noninterest income for the nine and three month periods ended September 30, 2009 and 2008.

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
Service charge on deposit accounts	$1,532	$1,620	$537	$568
Mortgage banking activities	866	875	211	154
Gain on sale of securities available for sale	1,135	258	5	—
Other:
Investment service income	197	395	89	77
Check printer income	22	15	7	5
Safe deposit box rental	25	26	8	8
Credit life insurance commissions	7	9	1	3
BOLI income	261	151	87	75
ATM income	93	104	30	37
Other customer fees	63	68	25	27
Other equity investment income	7	11	2	(22)
Gain on sale of OREO	—	99	—	99
Other service charges, commissions and fees	101	84	36	15

Total noninterest income	$4,309	$3,715	$1,038	$1,046

Noninterest Expense
Noninterest expense for the first nine months of 2009 was $17,193, an increase of $2,954 or 20.7% over $14,239 for the same period in 2008. The increase in expense was primarily due to securities impairment losses, regulatory and compliance expense, increased levels of other real estate expense, and salaries and employee benefits.
Securities impairment losses of $1,338 were recorded in the first quarter of 2009 related to impairment of common stock held by the Bank and issued by Silverton and trust preferred securities held by the Bank and issued by a trust affiliated with Silverton which were guaranteed by Silverton, as discussed previously.
Other real estate expense is composed of three types of charges: maintenance, marketing and selling costs; valuation adjustments based on new appraisals; and gains or losses on disposition. Other real estate expenses increased $764 or 422.1% to $945 for the nine months ended September 30, 2009 compared to $181 for the same period in 2008. Included in other real estate expense are losses on sale of properties totaling $708 for the first nine months of 2009 compared to $64 for the first nine months of 2008. The balance of other real estate owned (excluding adjustments for loans to facilitate the purchase of foreclosed properties and bank properties) increased 175.7% to $7,087 at September 30, 2009 compared to $2,571 at September 30, 2008. Salaries and employee benefits increased 3.7% and occupancy expense increased 7.6% during the first nine months of 2009 over the same period of 2008. Increases for both expenses were primarily due to the addition of a new branch location at Thompson’s Station in Williamson County, Tennessee during the fourth quarter of 2008 and additional operational and compliance staff hired in 2009. Regulatory and compliance expense increased $993 or 319.3% to $1,304 for the third quarter of 2009 compared to $311 for the same period in 2008. The increase is primarily the result of increases in FDIC assessments during the first

RESULTS OF OPERATIONS (continued)
nine months of 2009 including a special assessment accrued by the Company in the second quarter of 2009.
As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. Because the FDIC’s deposit insurance fund fell below prescribed levels in 2008, the FDIC has announced increased premiums for all insured depository institutions, including the Bank, in order to begin recapitalizing the fund. Insurance assessments range from 0.12% to 0.50% of total deposits for the first calendar quarter 2009 assessment. Effective April 1, 2009, under new rules, insurance assessments range from 0.07% to 0.78%, depending on an institution’s risk classification and other factors. In addition, the FDIC imposed a 5 basis point emergency assessment on insured depository institutions to be paid on September 30, 2009, based on total assets less tier one capital as of June 30, 2009. These factors resulted in increased deposit insurance expense for the Bank for the first nine months of 2009 and are expected to result in increased assessments for the remainder of 2009. The Company recognized additional expense of $330 in the second quarter of 2009 as a result of the 5 basis point emergency assessment. In September 2009, the FDIC proposed a rule that, in lieu of any further special assessment in 2009, will require all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The FDIC also proposed to adopt a uniform three basis point increase in assessment rates effective January 1, 2011. If the rule is finalized as proposed, the Company expects to be required to prepay approximately $4.5 million in risk based assessments.
The increases noted above were somewhat offset by decreases in advertising and public relations, and data processing. The decrease in data processing is the result of savings realized from the Bank’s conversion to a new core processing vendor during the second quarter of 2008. The decrease in advertising and public relations is due to management’s efforts to reallocate advertising funds differently than in previous years, resulting in less expense for the first nine months of 2009 compared to the same period in 2008. Management has budgeted advertising and public relations expense for the full year of 2009 to be approximately equal to that of 2008.
Total noninterest expense for the three months ended September 30, 2009 was $5,593, an increase of $820 from $4,773 for the same period of 2008. The increase is primarily due to increases in regulatory and compliance expense and other real estate expenses. The increase in regulatory and compliance expense is due to increased FDIC assessments as discussed above. The increase in other real estate expense is due to an increase in the number of foreclosed properties owned by the Bank during the third quarter of 2009 compared to the third quarter of 2008. Other real estate expense is up $544 on a linked quarter basis, from $103 for the second quarter of 2009 to $647 for the third quarter, primarily as a result of changes in valuation for properties owned.

RESULTS OF OPERATIONS (continued)
The table below shows noninterest expense for the nine and three month periods ended September 30, 2009 and 2008:

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,
	2009	2008	2009	2008
Salaries and employee benefits	$7,081	$6,827	$2,184	$2,213
Securities impairment loss	1,338	—	—	—
Regulatory and compliance	1,304	311	509	82

Occupancy	1,146	1,065	377	378
Furniture and equipment	787	740	262	250
Data processing fees	717	809	228	208
Advertising and public relations	451	580	164	219
Operational expense	659	659	230	219
Other real estate expense	945	181	647	140
Other:
Loan expense	127	103	65	18
Legal	51	61	17	18
Audit and accounting fees	350	307	118	103
Postage and freight	243	283	93	86
Director expense	174	162	51	57
ATM expense	403	369	130	122
Amortization of intangible asset	244	314	82	108
Other insurance expense	125	155	38	54
Printing	74	112	30	23
Other employee expenses	179	196	78	70
Dues & memberships	62	79	18	19
Miscellaneous chargeoffs	110	121	50	65
Miscellaneous taxes and fees	122	175	26	53
Federal Reserve and other bank charges	74	89	17	28
Other	427	541	179	240

Total noninterest expense	$17,193	$14,239	$5,593	$4,773

Income Taxes
The effective tax rate for the first nine months of 2009 was (16.3%), compared to 7.1% during the same period in 2008. The change in the effective tax rate for the period was primarily the result of the Company reporting a net operating loss for the first nine months of 2009 and net earnings for the same period in 2008. The effective tax rate for the first nine months of 2009 was also impacted by management’s decision to record a valuation allowance against the balance of deferred tax assets during the third quarter of 2009.
The Company periodically assesses the need for a valuation allowance against deferred tax assets. The realization of deferred tax assets (net of a recorded valuation allowance) is largely dependent upon future taxable income, future reversals of existing taxable temporary differences and the ability to carryback losses to available tax years. In assessing the need for a valuation allowance,

RESULTS OF OPERATIONS (continued)
we consider all positive and negative evidence, including taxable income in carry-back years, scheduled reversals of deferred tax liabilities, expected future taxable income and tax planning strategies.
The Company recorded a $1.9 million valuation allowance on deferred tax assets at September 30, 2009. The entire $1.9 million was charged to federal income tax expense. The valuation allowance may be reversed into income in future periods to the extent that the related deferred tax assets are realized or the valuation allowance is no longer required. The Company based its conclusion primarily on our net operating loss for 2008, our net operating loss for the first nine months of 2009, and the challenging operating environment currently confronting banks that could impact future operating results.
The effective tax rate for the third quarter of 2009 was (6.1%), compared to an effective rate of 5.8% during the same period in 2008. The change in the effective tax rate for the quarter was primarily the result of the Company reporting a net operating loss for the third quarter of 2009 and net earnings for the same period in 2008. The effective tax rate was also impacted by additional federal tax credits and state tax benefits, as well as management’s decision to record a valuation allowance against deferred tax assets during the third quarter of 2009.
LIQUIDITY AND CAPITAL RESOURCES
Liquidity refers to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the Consolidated Statements of Cash Flows, the Bank’s main source of cash flow is from receiving deposits from its customers and, to a lesser extent, repayment of loan principal and interest income on loans and investments, FHLB advances, and federal funds purchased.
The Company’s primary source of liquidity is dividends paid by the Bank and cash that has not been invested in the Bank. Under Tennessee law, the amount of dividends that may be declared by the Bank in a year without approval of the Commissioner of the Tennessee Department of Financial Institutions (“the Commissioner”) is limited to net income for that year combined with retained net income for the two preceding years. Further, any dividend payments from the Bank to the Company are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements, or any higher requirements imposed by the Bank’s regulators. Because of the Bank’s loss in 2009, dividends from the Bank to the Company, including funds for payment of interest on the Company’s subordinated debentures and for payment of dividends on the Company’s preferred stock, including the preferred stock issued to the U.S.
Treasury in the CPP, to the extent that cash on hand at the Company is not sufficient to make such payments, will require prior approval of the Commissioner.
The primary uses of cash are lending to the Company’s borrowers and investing in securities and short-term interest-earning assets. During the first nine months of 2009, regular loan repayments outpaced loan demand, resulting in a decrease in gross loans and contributing to the increase in cash and cash equivalents during the majority of 2009. Management has been able to utilize a significant portion of the excess cash resulting in the decrease in cash and cash equivalents at

LIQUIDITY AND CAPITAL RESOURCES (Continued)
September 30, 2009 compared to December 31, 2008. Other sources of liquidity that are available to the Bank include national market and broker deposits, FHLB advances, and federal funds purchased.
At September 30, 2009 and December 31, 2008, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
September 30, 2009	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Bank	$65,493	11.52%	$45,462	8.00%	$56,827	10.00%
Consolidated	70,133	12.30%	45,630	8.00%	N/A	N/A

Tier 1 to risk weighted assets
Bank	$58,306	10.26%	$22,731	4.00%	$34,096	6.00%
Consolidated	55,687	9.76%	22,815	4.00%	N/A	N/A

Tier 1 to average assets
Bank	$58,306	8.13%	$28,697	4.00%	$35,872	5.00%
Consolidated	55,687	7.73%	28,827	4.00%	N/A	N/A

December 31, 2008
Total Capital to risk weighted assets
Bank	$61,070	10.19%	$47,923	8.00%	$59,903	10.00%
Consolidated	58,910	9.81%	48,029	8.00%	N/A	N/A

Tier 1 to risk weighted assets
Bank	$53,564	8.94%	$23,961	4.00%	$35,942	6.00%
Consolidated	40,373	6.72%	24,015	4.00%	N/A	N/A

Tier 1 to average assets
Bank	$53,564	7.99%	$26,829	4.00%	$33,536	5.00%
Consolidated	40,373	6.00%	26,935	4.00%	N/A	N/A
Total shareholders’ equity increased $11,552 to $47,587 at September 30, 2009, from $36,035 at December 31, 2008. The increase in total equity was the result of the Company issuing a total of 18,696 shares of preferred stock to the U.S. Treasury under the Capital Purchase Program. Total proceeds from the issuance was $17,806. The increase from the issuance of preferred stock was offset by the net loss reported for the period.
On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the EESA is the Treasury Capital Purchase Program (CPP), which provides for direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. The program also generally prohibits a recipient receiving less than $25 million in assistance from paying any cash bonus, retention award, or incentive compensation to its single most highly compensated employee (subject to certain exceptions) as well as any severance or change of control payments to certain employees. Dividends to common shareholders may only be paid if required dividends for preferred shares have been satisfied as of the date of the dividend
LIQUIDITY AND CAPITAL RESOURCES (Continued)
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management uses a gap simulation model that takes cash flows into consideration. These include mortgage backed securities, loan prepayments, and expected calls and maturities on securities. Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing the Bank’s pricing history on these categories relative to interest rates. Using the interest rate history from our asset liability management software database spanning up to 20 quarters of data, we derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis, the model considers deposit rate movements to determine what percentage of interest bearing deposits is actually repriceable within a year. Our cumulative one-year gap position at September 30, 2009 was (6.76%) of total assets. Our policy states that our one-year cumulative gap should not exceed 20% of total assets.
As of September 30, 2009, approximately $418,413 of $634,111 in interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $373,516, or 69.25%, of total loans, including loans held for sale, at September 30, 2009. The Bank has approximately $441,321 in time deposits maturing or repricing within one year.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
The following illustrates the effects on net interest income of shifts in market interest rates from the rate shock simulation model:

September 30, 2009
Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease in net interest income)	1.23%	0.72%	(0.56%)	(1.06%)
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

September 30, 2009
Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease in equity at risk)	(11.60%)	(4.60%)	3.10%	5.40%
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
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Not applicable.
ITEM 1A. RISK FACTORS
Except as set forth below, there have been no material changes to the risk factors disclosed in Item 1A. “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Recent negative developments in the U.S. and local economy and in local real estate markets have adversely impacted our operations and results and may continue to adversely impact our results in the future.
Economic conditions in the markets in which we operate have deteriorated significantly since early 2008. As a result, we have experienced a significant reduction in our earnings, resulting primarily from provisions for loan losses related to declining collateral values in our construction and development loan portfolio. We believe that this difficult economic environment will continue at least throughout the remainder of 2009 and into 2010, and we expect that our results of operations will continue to be negatively impacted as a result. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally or us in particular, will improve in the near future, or thereafter, in which case we could continue to experience significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.
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
Economic conditions in the Maury County market have weakened in 2009, negatively affecting our operations, particularly the real estate construction and development segment of our portfolio. Unemployment has risen significantly in our market in 2009 from 2008 levels and in the second quarter of 2009 General Motors announced that it would close its Spring Hill, Tennessee assembly plant in November 2009. The closing of the Spring Hill plant is expected to result in approximately 2,000 employees at the plant losing their job and in the closure of additional employers in the market that provide ancillary services to the plant. If General Motors does not reopen the plant, or if the plant is not sold to another company with needs for a similar number of employees, the economy of Maury County will be significantly negatively impacted and our borrowers that were employed at the plant, or that relied on continued operation and growth of the plant, may be unable to satisfy their obligations to us and our results of operations may be negatively impacted.

ITEM 1A. RISK FACTORS (Continued)
We can not assure you that economic conditions in our market will improve over the remainder of 2009 or throughout 2010 or thereafter, and continued weak economic conditions in our market could reduce our growth rate, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.
Our loan portfolio includes a significant amount of real estate loans, including construction and development loans, which loans have a greater credit risk than residential mortgage loans.
As of September 30, 2009, approximately 85.3% of our loans held for investment were secured by real estate. Of this amount, approximately 36.9% were commercial real estate loans, 35.0% were residential real estate loans, 27.2% were construction and development loans and 1.0% were other real estate loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the markets we serve or in the State of Tennessee, like those we are currently experiencing, have adversely affected, and could continue to adversely affect, the value of our assets, our revenues, results of operations and financial condition. In addition, construction and development lending is generally considered to have more complex credit risks than traditional single-family residential lending because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to adverse conditions in the real estate market or the general economy. Throughout 2009, the number of newly constructed homes or lots sold in our market areas has continued to decline, negatively affecting collateral values and contributing to increased provision expense and higher levels of non-performing assets. A continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge offs from the disposition of non-performing assets, and increases in provision for loan losses, all of which would negatively impact our financial condition and results of operations.
We could sustain losses if our asset quality declines.
Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. A significant portion of our loans are real estate based or made to real estate based borrowers, and the credit quality of such loans has deteriorated and could deteriorate further if real estate market conditions continue to decline or fail to stabilize nationally or, more importantly, in our market areas. We have sustained losses, and could continue to sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to further deterioration in asset quality in a timely manner. Problems with asset quality could cause our interest income and net interest margin to decrease and our provisions for loan losses to increase, which could adversely affect our results of operations and financial condition.
An inadequate allowance for loan losses would reduce our earnings.
The risk of credit losses on loans varies with, among other things, general economic conditions,

ITEM 1A. RISK FACTORS (Continued)
real estate market conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan.
Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses based upon its estimate of probable incurred credit losses, using past loan experience, nature and value of the portfolio, specific borrower and collateral value information, economic conditions and other factors. A charge against earnings with respect to the provision is made quarterly to maintain the allowance at appropriate levels after loan charge offs less recoveries. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, our earnings and capital could be significantly and adversely affected.
In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of our loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge offs as required by these regulatory agencies could have a negative effect on our operating results. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our management’s control.
Our continued growth or further significant deterioration in our asset quality metrics may require additional capital and further regulatory approvals which, if not obtained, could adversely impact our profitability and implementation of our current business plan.
To continue to grow, we will need to provide sufficient capital to the Bank through earnings generation, additional equity or trust preferred offerings, if the market for these types of offerings develops again, or borrowed funds or any combination of these sources of funds. We may also require additional capital if we experience significant deterioration in asset quality. For certain amounts or types of indebtedness, we may be required to obtain certain regulatory approvals beforehand. In the first quarter of 2009 we received a $17,806 preferred stock investment from the Treasury under the CPP. The terms of this investment provide incentives for us to replace this capital as soon as practicable; however, our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand and grow our operations could be materially impaired. Should we not be able to obtain such approvals or otherwise not be able to grow our asset base, our ability to attain our long-term profitability goals will be more difficult.
We have increased levels of other real estate, primarily as a result of foreclosures, and we anticipate higher levels of foreclosed real estate expense.
As we have begun to resolve non-performing real estate loans, we have increased the level of foreclosed properties primarily those acquired from builders and from residential land developers.

ITEM 1A. RISK FACTORS (Continued)
Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments owed on new appraisal values and gains or losses on disposition. These charges will increase as levels of other real estate increase, and also as local real estate values decline, negatively affecting our results of operations.
A decline in our stock price or expected future cash flows, or a material adverse change in our results of operations or prospects, could result in impairment of our goodwill.
A significant and sustained decline in our stock price and market capitalization below book value, a significant decline in our expected future cash flows, a significant adverse change in the business climate, slower growth rates or other factors could result in impairment of our goodwill. If we were to conclude that a write-down of our goodwill is necessary, then the appropriate charge would likely cause a material loss. Any significant loss would adversely impact the capacity of the Bank to pay dividends to us without seeking prior regulatory approval, which could adversely affect our ability to pay required interest payments and preferred stock dividends.
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
We rely on dividends from our bank subsidiary as our primary source of liquidity and payment of these dividends is limited under Tennessee law.
Under Tennessee law, the amount of dividends that may be declared by the Bank in a year without approval of the Commissioner is limited to net income for that year combined with retained net income for the two preceding years. Because of the loss incurred by the Bank in 2009, dividends from the Bank to us, including, if necessary, dividends to support our payment of interest on our subordinated debt and dividends on our preferred stock, including the preferred stock we issued to the Treasury, will require prior approval by the Commissioner. If, in the future, we do not have sufficient funds available at the holding company to pay these, or any other, interest payments or dividends, and the Bank is unable to secure permission from the Commissioner to pay dividends to us, we will need to seek

ITEM 1A. RISK FACTORS (Continued)
other sources of capital to make these payments, or, if other sources of capital are unavailable to us on satisfactory terms, we may need to defer the making of these payments until such time as the Bank receives permission to pay dividends to us, or such permission is no longer required.
Recent legislative and regulatory initiatives that were enacted in response to the recent financial crisis are beginning to wind down.
The U.S. federal, state and foreign governments have taken various actions in an attempt to deal with the worldwide financial crisis and the severe decline in the global economy. Some of these programs are beginning to expire and the impact of the wind down on the financial sector and on the economic recovery is unknown. In the United States, the Emergency Economic Stabilization Act of 2008 or EESA, was enacted on October 3, 2008. The Troubled Asset Relief Program, or “TARP”, established pursuant to EESA, includes the Capital Purchase Program, pursuant to which Treasury is authorized to purchase senior preferred stock and common or preferred stock warrants from participating financial institutions. TARP also authorized the purchase of other securities and financial instruments for the purpose of stabilizing and providing liquidity to U.S. financial markets. TARP is scheduled to expire December 31, 2009, although the Treasury has announced it will likely extend it until October 31, 2010. On September 18, 2009, the Treasury guarantee on money market mutual funds expired. On October 20, 2009, the FDIC announced that the Temporary Loan Guaranty Program pursuant to which the FDIC guarantees unsecured debt of banks and certain holding companies would expire October 31, 2009, except for a temporary emergency facility. The Transaction Account Guarantee portion of the program, which guarantees non interest bearing bank transaction accounts on an unlimited basis, is scheduled to continue until June 30, 2010.
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
In recent months, the financial media has disclosed that the nation’s Federal Home Loan Bank (“FHLB”) system may be under stress due to deterioration in the financial markets, particularly in relation to valuation of mortgage securities. Several FHLB institutions have announced impairment charges of these and other assets and as such their capital positions have deteriorated to the point that they may suspend dividend payments to their members. We are a member of the FHLB-

ITEM 1A. RISK FACTORS (Continued)
Cincinnati which continues to pay dividends. However, should financial conditions continue to weaken, the FHLB system (including FHLB-Cincinnati) in the future may have to, not only suspend dividend payments, but also curtail advances to member institutions like us. Should the FHLB system deteriorate to the point of not being able to fund future advances to banks, including the Bank, this would place increased pressure on other wholesale funding sources, which may negatively impact our net interest margin and results of operations.
National or state legislation or regulation may increase our expenses and reduce earnings.
Federal bank regulators are increasing regulatory scrutiny, and additional restrictions on financial institutions have been proposed by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our earnings. Changes in state or federal tax laws or regulations can have a similar impact. Furthermore, financial institution regulatory agencies are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or enforcement or supervisory actions. If we were required to enter into such actions with our regulators, we could be required to agree to limitations or take actions that limit our operational flexibility, restrict our growth or increase our capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions would lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.
Our ability to maintain required capital levels and adequate sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions.
We, and the Bank, are required to maintain certain capital levels established by banking regulations or specified by bank regulators. We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by changes in the capital markets in which we operate and deteriorating economic and market conditions. In addition, we have from time to time supported our capital position with the issuance of trust preferred securities. The trust preferred market has deteriorated significantly since the second half of 2007 and it is unlikely that we would be able to issue trust preferred securities in the future on terms consistent with our previous issuances, if at all.
Failure by the Bank to meet applicable capital guidelines or to satisfy certain other regulatory requirements could subject the Bank to a variety of enforcement remedies available to the federal regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC.

ITEM 1A. RISK FACTORS (Continued)
Our business strategy includes the continuation of growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
While our primary focus for the remainder of 2009 and at least the first half of 2010 will be on monitoring credit quality and focusing on the sound operation of our core business, over the longer term we intend to opportunistically pursue our growth strategy through continued de novo branching. We may also grow through the acquisition of branches or entire financial institutions. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in growth stages of development, including the following:
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

ITEM 1A. RISK FACTORS (Continued)
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
Because of significant competitive deposit pricing pressures in our market and the negative impact of these pressures on our cost of funds, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Board of Governors of the Federal Reserve System’s federal funds rate (which is at an extremely low rate as a result of the current recession), we have experienced net interest margin compression throughout 2008 and in the first nine months of 2009, when compared to the prior year. Because of these competitive pressures, we are unable to lower the rate that we pay on interest-bearing liabilities to the same extent and as quickly as the yields we charge on interest-earning assets. As a result, our net interest margin, and consequently our profitability, has been negatively impacted. We have taken actions in the second and third quarter of 2009 to begin to increase our net interest margin, but these actions may not result in continued improvement in our net interest margin. If the federal funds rate remains at extremely low levels, our higher funding costs may negatively impact our net interest margin and results of operations.

ITEM 1A. RISK FACTORS (Continued)
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
The limitations on bonuses, retention awards, severance payments and incentive compensation contained in ARRA may adversely affect our ability to retain our highest performing employees.
For so long as any equity securities that we issued to the Treasury under the CPP remain outstanding, ARRA restricts bonuses, retention awards, severance payments and other incentive compensation payable to our most highly compensated employee, and in some cases up to the next 20 highest paid employees. It is possible that we may be unable to create a compensation structure that permits us to retain our highest performing employees or recruit additional employees, especially if we are competing against institutions that are not subject to the same restrictions. If this were to occur, our business and results of operations could be materially adversely affected.
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
The Company is a bank holding company regulated by the Board of Governors of the Federal Reserve System. The Bank is a state chartered bank and comes under the supervision of the Commissioner and the FDIC. The Bank is also governed by the laws of

ITEM 1A. RISK FACTORS (Continued)
the State of Tennessee and federal banking laws under the FDIC and the Federal Reserve Act. The Bank is also regulated by other agencies including, but not limited to, the Internal Revenue Service, OSHA, and the Department of Labor. These and other regulatory agencies impose certain regulations and restrictions on the Bank, including:
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
The Preferred Stock that we have issued to the Treasury impacts net income available to our common shareholders and our earnings per share.
As long as the Senior Preferred shares and Warrant Preferred shares are outstanding, no dividends may be paid on our Common Stock unless all dividends on these preferred shares have been paid in full. Additionally, for so long as the Treasury owns these shares of preferred stock, we are subject to certain restrictions on our ability to pay dividends on the Common Stock even if we are current in the payment of dividends on these preferred shares. The dividends declared on these shares of preferred stock along with the accretion of the discount upon issuance, will reduce the net income available to common shareholders and our earnings per common share.
Holders of the Preferred Stock that we have issued to the Treasury have rights that are senior to those of our common shareholders.
The Senior Preferred and Warrant Preferred shares that we have issued to the Treasury are senior to our shares of Common Stock and holders of these shares have certain rights and preferences that are senior to holders of our Common Stock.
Both the Senior Preferred shares and Warrant Preferred shares rank senior to our Common Stock and all other equity securities of ours designated as ranking junior to these shares. So long as any of

ITEM 1A. RISK FACTORS (Continued)
these shares remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full on these shares, no dividend whatsoever shall be paid or declared on our Common Stock or other junior stock, other than, during the first ten years that these preferred shares are issued and outstanding, a dividend payable solely in shares of our Common Stock. Furthermore, both the Senior Preferred shares and Warrant Preferred shares are entitled to a liquidation preference over shares of our Common Stock in the event of our liquidation, dissolution or winding up.
Holders of the Preferred Stock that we have issued to the Treasury may, under certain circumstances, have the right to elect two directors to our Board of Directors.
In the event that we fail to pay dividends on either the Senior Preferred shares or the Warrant Preferred shares for an aggregate of six quarterly dividend periods or more (whether or not consecutive), the authorized number of directors then constituting our Board of Directors will be increased by two. Holders of the series of these shares for which we have failed to pay dividends, together with the holders of any outstanding parity stock with like voting rights, including in the case of the Senior Preferred shares, the Warrant Preferred shares, and in the case of the Warrant Preferred shares, the Senior Preferred shares, voting as a single class, will be entitled to elect the two additional Directors, referred to as the preferred stock directors, at the next annual meeting (or at a special meeting called for the purpose of electing the preferred stock directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.
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

Community First, Inc. (Registrant)
November 9, 2009	/s/ Marc R. Lively
(Date)	Marc R. Lively,
President and Chief Executive Officer

November 9, 2009	/s/ Dianne Scroggins
(Date)	Dianne Scroggins,
Chief Financial Officer