Form 10-K
period 2009-12-31
COMMUNITY FIRST INC
filed 2010-03-31
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Common Stock, no par value
(Title of Class)
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See definitions of “large accelerated filer ,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on June 30, 2009 was approximately $40,810,504. There were 3,271,298 of Common Stock outstanding on March 31, 2010.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive Proxy Statement for its 2010 Annual Meeting of Shareholders, currently scheduled to be held on May 20, 2010, are incorporated by reference into Part III of this Annual Report on Form 10-K.

COMMUNITY FIRST, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2009

i

Item	Page
Number	Number
Part IV

15. Exhibits, Financial Statement Schedules	70

Signatures
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
Certain of the statements made herein, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933 (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors”, in this document and the following:
•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;
•	greater than anticipated deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA;
•	our potential growth, including our entrance or expansion into new markets, and the need for sufficient capital to support that growth;
•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;
•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
•	continuation of the historically low short-term interest rate environment;
•	rapid fluctuations or unanticipated changes in interest rates;
•	failure to maintain capital levels above regulatory required levels;
•	any activity that would cause the Company to conclude that there was impairment of any asset, including goodwill or any other intangible asset;
•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of valuation allowance for probable loan losses and other estimates;

•	further deterioration in the valuation of other real estate owned;
•	changes in accounting policies, rules and practices;
•	the impact of governmental restrictions on entities participating in the CPP;
•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;
•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and
•	other circumstances, many of which may be beyond our control.
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

The Company completed its acquisition of 100% of the outstanding shares of common stock of The First National Bank of Centerville, a national banking association headquartered in Centerville, Tennessee (“First National”), on October 26, 2007 pursuant to the terms of an Agreement and Plan of Reorganization and Share Exchange, dated as of August 1, 2007, by and between the Company and First National. First National operated under a National Bank Charter and provides full banking services. As a national bank, First National was subject regulation by the Office of the Comptroller of the Currency and the FDIC. On January 31, 2008, First National was merged with and into the Bank, with the Bank continuing as the surviving entity.
The Company conducts banking activities from the main office and three branch offices in Columbia, Tennessee, one branch office in Mount Pleasant, Tennessee, one branch office in Franklin, Tennessee, one branch office in Murfreesboro, Tennessee, one branch office in Centerville, Tennessee, one branch office in Lyles, Tennessee and one branch office in Thompson Station, Tennessee. The Company also operates eight automated teller machines in Maury County, five automated teller machines in Williamson County, Tennessee, one automated teller machine in Rutherford County, Tennessee and two automated teller machines in Hickman County, Tennessee.
The Company’s assets consist primarily of its investment in the Bank. Its primary activities are conducted through the Bank. At December 31, 2009, the Company’s consolidated total assets were $704,683, its consolidated net loans, including loans held for sale, were $532,578, its total deposits were $606,196, and its total shareholders’ equity was $43,645. At December 31, 2008, consolidated total assets were $715,326, the Company’s consolidated net loans, including loans held for sale, were $567,239, its total deposits were $599,318, and its total shareholders’ equity was $36,035. At December 31, 2007, the Company’s consolidated total assets were $636,062, its consolidated net loans, including loans held for sale, were $490,232, its total deposits were $559,303, and its total shareholders’ equity was $37,173.
Loans
We make secured loans and unsecured loans to individuals, partnerships, corporations, and other business entities within the Middle Tennessee area. Our loan portfolio consists of commercial, financial and agricultural loans, residential and commercial mortgage loans, and consumer loans. Our legal lending limits under applicable regulations (based upon the legal lending limits of 25% of capital and surplus) are currently $13,750.
Commercial loans are made primarily to small and medium-sized businesses. Some of these loans are guaranteed by U.S. Government entities such as the U.S. Small Business Administration and the U.S. Department of Agriculture as well as on a conventional basis. These loans are secured and unsecured and are made available for general operating inventory and accounts receivables as well as for real estate construction and development as well as any other purposes considered appropriate. We will generally look to a borrower’s business operations as the principal source of repayment, but will also receive, when appropriate, a security interest in personal property and/or personal guarantees. In addition, the majority of commercial loans that are not mortgage loans are secured by a lien on equipment, inventory, and/or other assets of the commercial borrower, or in the case of real estate construction and development loans, the underlying real estate property.
Commercial lending (including commercial real estate lending) involves more risk than residential real estate lending because loan balances are greater and repayment is dependent upon the borrower’s operations. We attempt to minimize the risks associated with these transactions by generally limiting our exposure to owner-operated properties of customers with an established profitable history. In many cases, risk can be further reduced by limiting the amount of credit to any one borrower to an amount less than our legal lending limit and avoiding types of commercial real estate financing considered risky.

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
Although we take a progressive and competitive approach to lending, we seek to maintain high quality in our loans. We are subject to written loan policies that contain general lending guidelines and are subject to periodic review and revision by our Board of Directors’ Loan Policy Committee. These policies concern loan administration, documentation, approval, and reporting requirements for various types of loans.
Lending Policies of the Company
While the ultimate authority to approve loans rests with the Board of Directors (the “Directors”) of the Company, lending authority is delegated by the Directors to the loan officers and Loan Committee. Loan officers, each of whom are limited as to the amount of secured and unsecured loans that he or she can make to a single borrower or related group of borrowers, report to the Senior Lending Officer, Jerry Woods. Marc Lively, President and Chief Executive Officer, chairs the Loan Committee. The Chief Credit Officer, Carl Campbell, serves as Vice Chairman of the Loan Committee. Lending limits of individual officers are documented in the Company’s Loan Policy and Procedures and are approved by the Directors. Loan officers discuss with the Senior Lending Officer or Chief Credit Officer any loan request that exceeds their individual lending limit. The loan must have the approval from the Senior Lending Officer, Chief Credit Officer or the Loan Committee as required by Loan Policy and Procedures. The President and Chief Executive Officer, Marc R. Lively, and the Chief Credit Officer, Carl Campbell, have lending authority on secured and unsecured loans up to $1,000,000. The Senior Lending Officer, Jerry Woods and the Chief Retail Officer, Louis Holloway have lending authority on secured and unsecured loans up to $500,000.
Our policies provide written guidelines for lending activities and are reviewed periodically by the Directors. The Directors recognize that, from time to time, it is in the best interests of the Company to deviate from the established, written credit policy and have established guidelines for granting exceptions to the policy. Situations in which such exceptions might be granted include the waiving of requirements for independent audited financial statements when a comfort level with respect to the financial statements of the borrower can be otherwise obtained and when it is deemed desirable to meet the terms offered by a competitor.

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
As a general rule, we seek to maintain loan-to-collateral value ratios in conformity with industry and regulatory guidelines. The following standards, established by inter-agency guidelines by the federal bank regulators, including the FDIC, went into effect on March 19, 1993:

Maximum Allowable
Loan Category	Loan-to-Value Ratio
Land	65%
Land development	70%
Construction
Commercial, multifamily (1) and other nonresidential	80%
1-4 family residential	80%
Improved property	80%
Owner-occupied 1-4 family and home equity (2)	80%

(1)	Multifamily construction includes condominiums and cooperatives.

(2)	A loan-to-value limit has not been established for permanent mortgage or home equity loans or owner-occupied, 1-4 family residential property. However, for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral is required. Home equity lines of credit (HELOC) loan-to-value may be up to 100% of the collateral appraisal value.
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
Asset/Liability Management
A committee composed of certain officers and directors of the Company is responsible for managing the assets and liabilities. The chairperson of the committee is the Chief Financial Officer, Dianne Scroggins. The committee of the Company attempts to manage asset growth, liquidity and capital in order to maximize income and reduce interest rate risk. The committee directs our overall acquisition and allocation of funds. The committee reviews and discusses our assets and liability funds budget in relation to the actual flow of funds. The committee also reviews and discusses peer group comparisons; the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities; the ratio of allowance for loan losses to outstanding and nonperforming loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specific categories, regulatory changes, monetary policy adjustments, and the overall state of the local and national economies.
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
Customers
In the opinion of management, there is no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on our business. As of December 31, 2009, we had a total of 200 ending relationships that represent exposure to us of at least $500,000. We believe that the loss of one of these relationships or an affiliated group of relationships, while significant, would not materially impact the performance of the Company.
Competition and Seasonality
The banking business is highly competitive. Our primary market area consists of Maury, Williamson, Hickman, and Rutherford Counties in Tennessee. We compete with numerous commercial banks and savings institutions with offices in these market areas. In addition to these competitors, we compete for loans with insurance companies, regulated small loan companies, credit unions, and certain government agencies. We also compete with numerous companies and financial institutions engaged in similar lines of business, such as mortgage banking companies, brokerage companies, investment banking firms and lending companies. These competitors have up to $991 million in deposits in the Maury County market area, up to $5.76 billion in deposits in the Williamson County market area, up to $2.98 billion in the Rutherford County market area and up to $104 million in the Hickman County market area, as reported by the FDIC as of June 30, 2009. At December 31, 2009, the Bank had deposits of approximately $634 million. The Company does not experience significant seasonal trends in its operations.
Employees
As of December 31, 2009, the Company had 159 full-time equivalent employees and 163 total employees. The Company plans to continue to hire additional employees as necessary to meet the demands of its customers. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement, and the Company believes that its employee relations are in good standing.
Participation in the United States Department of the Treasury’s Capital Purchase Program
On February 27, 2009, as part of the Capital Purchase Program (the “CPP”) established by the U.S. Department of the Treasury (the “U.S. Treasury”) under the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (the “ARRA”) (the “EESA”), the Company issued and sold to the U.S. Treasury (i) 17,806 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a ten-year warrant to purchase 890.00890 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Stock”), at an initial exercise price of $0.01 per share (the “Warrant”), for an aggregate purchase price of $17,806,000 in cash. On February 27, 2009, the U. S. Treasury exercised the Warrant to purchase 890 shares (after net settlement without cash payment) of Series B Preferred Stock.
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
Under the ARRA, the Preferred Stock may be redeemed by the Company at any time subject to prior consultation with the Company’s primary federal regulator. No shares of Series B Preferred Stock may be redeemed prior to the Company’s redemption, repurchase or other acquisition of all outstanding shares of Series A Preferred Stock.
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
Bank holding companies are not permitted to engage in “unsafe and unsound” banking practices. The FRS’s Regulation Y, for example, generally requires a bank holding company to give the FRS prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the bank holding company’s consolidated net worth. The FRS may oppose the transaction if it believes that the transaction would constitute an unsafe and unsound practice or would violate any law or regulation. Depending upon the circumstances, the FRS could take the position that paying a dividend would constitute an unsafe and unsound banking practice. Recent supervisory guidance from the FRS indicates that bank holding companies that are participants in the CPP that are experiencing financial difficulty generally should eliminate, reduce or defer dividends on Tier 1 capital instruments including trust preferred securities, preferred stock or common stock, if the holding company needs to conserve capital for safe and sound operation and to serve as a source of strength to its subsidiaries.
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
Participation in the Capital Purchase Program of the Troubled Asset Relief Program
As a result of the Company’s participation in the CPP, the Company is required to comply with certain limits and restrictions concerning executive compensation throughout the time that the U.S. Treasury holds any equity or debt securities acquired from the Company pursuant to the CPP, including a requirement that any bonus or incentive compensation paid to the Company’s senior executive officers and next twenty most highly compensated employees during the period that the U.S. Treasury holds the preferred stock be subject to “clawback” or recovery if the payment was based on materially inaccurate financial statements or other materially inaccurate performance metrics criteria and a prohibition on making any “golden parachute” payment (as defined in Section 111 of the EESA, as amended by the ARRA as well as all rules, regulations, guidance or other requirements issued thereunder including the interim final rule issued by the U.S. Treasury on June 15, 2009 (the “June 2009 IFR”)) during that same period to any senior executive officer or the next five most highly compensated employees. The prohibition on “golden parachute” payments has been expanded under the ARRA and the June 2009 IFR to prohibit any payment to these employees for departure from the Company for any reason, except for payments for services performed or benefits accrued.
In addition to the above-described restrictions and limitations on executive compensation, the Company’s participation in the CPP also means that the Company must (i) ensure that the incentive compensation programs for its senior executive officers do not encourage unnecessary and excessive risks that threaten the value of the Company; (ii) not make any bonus, incentive or retention payment to the Company’s chief executive officer, except as permitted under the June 2009 IFR; (iii) not deduct for tax purposes executive compensation in excess of $500,000 in any one fiscal year for each of the Company’s senior executive officers; (iv) establish a Company-wide policy regarding “excessive or luxury expenditures;” and (v) include in the Company’s proxy statement for its annual shareholder meeting a non-binding, advisory shareholder vote on the compensation the Company paid to its senior executive officers.
Tennessee Supervision and Regulation
As a Tennessee-chartered commercial bank, the Bank is subject to various state laws and regulations which limit the amount that can be loaned to a single borrower, the type of permissible investments, and geographic expansion, among other things. The Bank must submit an application and receive the approval of the Department before opening a new branch office or merging with another financial institution. The Department regularly examines state chartered banks like the Bank and in connection with its examinations may identify matters necessary to improve a bank’s operation in accordance with principles of safety and soundness. Any matters identified in such examinations are required to be appropriately addressed by the bank being examined and may include maintaining capital at levels above those required by federal statutory provisions to be considered well capitalized and not paying dividends without the prior approval of the Commissioner of the Department. During the first quarter of 2010, the Bank was subject to a joint examination by the FDIC and the Department. Based on initial findings presented to the Company’s management, the Company expects that either the FDIC or the Department or both will require the Bank to agree to certain improvements in its operations, particularly in relation to asset quality matters, and to certain limitations on its growth and significant changes to its funding sources, including its use of brokered deposits. We also believe that the Bank will be required to agree to maintain or increase capital to levels above those required to be considered well capitalized under the prompt corrective action provisions of the FDICIA and to refrain from paying dividends to us without the prior approval of the FDIC and/or the Department. We do not know at this time what minimum levels of capital the regulators will require. If the requirement to maintain higher capital levels than those required to be well capitalized under the prompt corrective action provisions of the FDICIA is contained in a formal enforcement action of the FDIC, the Bank will be subject to additional limitations on its operations including its ability accept or renew brokered deposits or to pay interest on deposits above proscribed rates. The Commissioner of the Department has the authority to enforce state laws and regulations by ordering a director, officer or employee of the Bank to cease and desist from violating a law or regulation and from engaging in unsafe or unsound banking practices. The Bank will be required to file annual reports and such other additional information as Tennessee law requires. Tennessee law contains limitations on the interest rates that may be charged on various types of loans and restrictions on the nature and amount of loans that may be granted and on the type of investments which may be made. The operations of banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity and regulation of consumer lending practices. All Tennessee banks, including the Bank, must become and remain insured under the Federal Deposit Insurance Act.

Dividends
The Company is a legal entity separate and distinct from the Bank. The principal source of the Company’s revenues however, is from dividends declared by the Bank. Under Tennessee law, the Bank can only pay dividends in an amount equal to or less than the total amount of its net income for that year combined with retained net income of the preceding two (2) years. Payment of dividends in excess of this amount requires prior approval by the Commissioner of the Department. The Bank’s ability to pay dividends also may depend on its ability to meet minimum capital levels established from time to time by the FDIC. Under such regulations, FDIC-insured state banks are prohibited from paying dividends, making other distributions or paying any management fee to a parent if, after such payment, the bank would fail to have a risk-based Tier 1 capital ratio of 4%, a risk-based total capital ratio of 8% and a Tier 1 leverage capital ratio of 4%. The Bank’s ability to pay dividends to the Company may also be limited by limitations imposed on the Bank by the FDIC or the Department, including both formal and informal actions like the actions that the FDIC or Department may impose on the Bank as a result of its recent examination, which may require the Bank to obtain the prior consent of the FDIC or the Commissioner of the Department to pay dividends to the Company. Under Tennessee law, the Company may pay common stock dividends if, after giving effect to the dividends, the Company can pay its debts as they become due in the ordinary course of business and the Company’s total assets exceed its total liabilities. The payment of dividends by the Company also may be affected or limited by certain factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank holding company or a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may take various supervisory actions to prevent such action, including a cease and desist order prohibiting such practice.
In addition to the limitations on the Company’s ability to pay dividends under Tennessee law, the Company’s ability to pay dividends on its Common Stock is also limited by the Company’s participation in the CPP and by certain statutory or regulatory limitations.
Prior to February 27, 2012, unless the Company has redeemed the Senior Preferred and Warrant Preferred shares sold to the U.S. Treasury in connection with the CPP, or the U.S. Treasury has transferred the Senior Preferred and Warrant Preferred shares to a third party, the consent of the U.S. Treasury will be required for the Company to (1) declare or pay any dividend or make any distribution on the Common Stock (other than regular quarterly cash dividends of not more than $0.10 per share of Common Stock) or (2) redeem, purchase or acquire any shares of Common Stock or other equity or capital securities, including trust preferred securities, other than in connection with benefit plans consistent with past practice, and certain other limited circumstances.
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
As an insurer, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises and regulates the operations of state-chartered banks that are not members of the Federal Reserve System. FDIC approval is required prior to any merger or consolidation involving state, nonmember banks, or the establishment or relocation of an office facility thereof. FDIC supervision and regulation is intended primarily for the protection of depositors and the FDIC insurance funds. The FDIC regularly examines state chartered banks like the Bank and in connection with its examinations may identify matters necessary to improve a bank’s operation in accordance with principles of safety and soundness. Any matters identified in such examinations are required to be appropriately addressed by the bank being examined and may include maintaining capital at levels above those required by federal statutory provisions to be considered well capitalized or not paying dividends without the prior approval of the FDIC.
The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included merging the BIF and the Savings Association Insurance Fund, increasing retirement account coverage to $250,000 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund’s reserve ratio within a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels. In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011.
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
ESSA provided for a temporary increase in the basic limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. This increased level of basic deposit insurance will return to $100,000 on December 31, 2013. In addition, on October 14, 2008, the FDIC instituted a Temporary Liquidity Guarantee Program that provided for FDIC guarantees of unsecured debt of depository institutions and certain holding companies and for temporary unlimited FDIC coverage of non-interest bearing deposit transaction accounts. Institutions were automatically covered, without cost, under these programs for 30 days (later extended until December 5, 2008); however, after the specified deadline (December 5, 2008), institutions were required to opt-out of these programs if they did not wish to participate and incur fees thereunder. The Bank elected to continue to participate in the transaction account guarantee program, which expires on June 30, 2010. Under the transaction account guarantee program, an institution can provide full coverage on non-interest bearing transaction accounts for an annual assessment of 10, 20 or 25 basis points, depending on the institution’s risk category, of any deposit amounts exceeding the $250,000 deposit insurance limit, in addition to the normal risk-based assessment. The Bank elected to participate in the temporary debt guarantee program but did not issue any guaranteed debt under the program.
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
The regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. Specifically, Section 38 of the FDIA and the implementing regulations provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. (The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized). The FDIC may also, as part of its examination of a bank, require that a bank maintain capital at levels above those required to be well capitalized under the prompt corrective action provisions of FDICIA. If the FDIC were to impose higher capital ratio requirements on a financial institution in connection with any written agreement, consent order, order to cease and desist, capital directive or prompt corrective action directive that institution even if well capitalized under statutorily required minimums would be reclassified as adequately capitalized for certain purposes including the acceptance or renewal of brokered deposits and limits on the rates that the institution may pay on deposits.

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
As of December 31, 2009, under the regulations promulgated under FDICIA, the Bank would have been deemed to be a “well-capitalized” institution if solely viewed on the basis of capital ratios.
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
The Company believes that, under the current regulations, it has sufficient capital to meet its minimum capital requirements. However, events beyond the control of the Bank, such as a downturn in the economy in areas where the Company has most of its loans, could adversely affect future earnings and, consequently, the ability of the Company to meet its capital requirements. Further, the Bank’s regulators, including the FDIC and the Department, have broad discretion to impose higher capital maintenance requirements on the Bank than those required under the prompt corrective action provisions of the FDICIA. If the Bank were to become subject to these higher capital maintenance requirements, including as a result of its recent examination, its ability to pay dividends to the Company could be limited and it could be necessary for the Company to inject additional capital into the Bank. If the Company did not have this additional capital to inject into the Bank, it may be required to raise this additional capital, including through the issuance of debt or equity securities.
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
In addition, an insured state bank (i) that is located in a state which authorized as of September 30, 1991 investment in common or preferred stock listed on a national securities exchange (“listed stock”) or shares of a registered investment company (“registered shares”), and (ii) which during the period beginning September 30, 1990 through November 26, 1991 (the “measurement period”) made or maintained investments in listed stocks and registered shares, may retain whatever shares that were lawfully acquired or held prior to December 19, 1991 and continue to acquire listed stock and registered shares, provided that the bank does not convert its charter to another form or undergo a change in control. In order to acquire or retain any listed stock or registered shares, however, the bank must file a one-time notice with the FDIC which meets specified requirements and which sets forth its intention to acquire and retain stocks or shares, and the FDIC must determine that acquiring or retaining the listed stocks or registered shares will not pose a significant risk to the deposit insurance fund of which the bank is a member.
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
Loans-to-One-Borrower—The aggregate amount of loans that we are permitted to make under applicable regulations to any one borrower, including related entities, is the greater of 25% of unimpaired capital and surplus or $500,000. Based on the Bank’s capitalization of $55,002 at December 31, 2009, our loans-to-one borrower limit is approximately $13,750. Our house limit on loans-to-one borrower is equal to the loan to one borrower limit.

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
The USA Patriot Act of 2001—The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) was enacted in October 2001. The USA Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions of all kinds is significant and wide ranging. The USA Patriot

Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (i) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (ii) standards for verifying customer identification at account opening; (iii) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iv) reports by non-financial trades and businesses filed with the U.S. Treasury’s Financial Crimes Enforcement Network for transactions exceeding $10,000; and (v) filing of suspicious activities reports involving securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.
Proposed Legislation and Regulatory Action — New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which the Company may be affected by any new regulation or statute. With the recent enactments of EESA and ARRA, and the significant amount of legislation currently proposed in Congress that will affect financial institutions, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.
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
Other
While not directly restricting efforts to acquire control of the Company, certain other characteristics of our organization may discourage attempts to acquire control of the Company. The Company’s Charter provides that approximately one-third of its Directors are elected each year, thereby making it more difficult for a potential acquirer of control of the Company to replace the members of the Board of Directors than it would be if directors were elected at more frequent intervals or if a greater percentage of directors were elected at any one time.
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
Economic conditions in the markets in which we operate have deteriorated significantly since early 2008. As a result, we have experienced a significant reduction in our earnings, resulting primarily from provisions for loan losses related to declining collateral values in our construction and development loan portfolio. We believe that this difficult economic environment will continue in 2010, and we expect that our results of operations will continue to be negatively impacted as a result. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally or us in particular, will improve in the near future, or thereafter, in which case we could continue to experience significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.
We are geographically concentrated in the Middle Tennessee area and changes in local economic conditions could impact our profitability.
Our primary market area consists of Maury County, Tennessee. We also have operations in Rutherford and Williamson Counties in Tennessee and in late 2007 we acquired First National with branches in Centerville and Lyles, Tennessee in Hickman County. Substantially all of our loan customers and most of our deposit and other customers live or have operations in this same geographic area. Accordingly, our success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area and the stability of the housing market, and our profitability is impacted by the changes in general economic conditions in this market. Economic conditions in the Maury County market weakened in 2009, negatively affecting our operations, particularly the real estate construction and development segment of our portfolio. Unemployment rose significantly in our market in 2009 from 2008 levels and in the second quarter of 2009 General Motors announced that it would close its Spring Hill,

Tennessee assembly plant in November 2009. The closing of the Spring Hill plant resulted in approximately 2,000 employees at the plant losing their job and contributed to the closure of additional employers in the market that provide ancillary services to the plant. If General Motors does not reopen the plant, or if the plant is not sold to another company with needs for a similar number of employees, the economy of Maury County will be significantly negatively impacted and our borrowers that were employed at the plant, or that relied on continued operation and growth of the plant, may be unable to satisfy their obligations to us and our results of operations may be negatively impacted.
We can not assure you that economic conditions in our market will improve in 2010 or thereafter, and continued weak economic conditions in our market could cause us to suffer additional losses, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.
Our loan portfolio includes a significant amount of real estate loans, including construction and development loans, which loans have a greater credit risk than residential mortgage loans.
As of December 31, 2009, approximately 86.1% of our loans held for investment were secured by real estate. Of this amount, approximately 37.1% were commercial real estate loans, 36.1% were residential real estate loans, 25.9% were construction and development loans and 0.9% were other real estate loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the markets we serve or in the State of Tennessee, like those we are currently experiencing, have adversely affected, and could continue to adversely affect, the value of our assets, our revenues, results of operations and financial condition. In addition, construction and development lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful operation of the related real estate project. Consequently, these loans are more sensitive to adverse conditions in the real estate market or the general economy. Throughout 2009, the number of newly constructed homes or lots sold in our market areas continued to decline, negatively affecting collateral values and contributing to increased provision expense and higher levels of non-performing assets. A continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased charge offs from the disposition of non-performing assets, and increases in provision for loan losses, all of which would negatively impact our financial condition and results of operations.
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
In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of our loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge offs as required by these regulatory agencies could have a negative effect on our operating results. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our management’s control. These additions may require increased provision expense which would negatively impact our results of operations.
Further significant deterioration in our asset quality metrics may require us to raise additional capital or seek further regulatory approvals which, if not obtained, could adversely impact our profitability.
If we continue to experience increased levels of non-performing assets, we may need to raise additional capital through the issuance of debt or equity securities. For certain amounts or types of indebtedness, we may be required to obtain certain regulatory approvals beforehand. In the first quarter of 2009 we received a $17,806 preferred stock investment from the U.S. Treasury under the CPP. The terms of this investment provide incentives for us to replace this capital as soon as practicable; however, our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to us. If we cannot raise additional capital when needed, our results of operations could be materially and negatively affected.
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
We rely on dividends from the Bank as our primary source of funds, and the Bank relies on customer deposits and loan repayments as its primary source of funds. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, and general economic conditions. We rely to a significant degree on national time deposits and brokered deposits, which may be more volatile and expensive than local time deposits. Accordingly, we may be required from time to time to rely on secondary sources of liquidity to meet withdrawal demands or otherwise fund operations. Such sources include Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks. To utilize brokered deposits and national market time deposits without additional regulatory approvals, we must remain well capitalized under the prompt corrective action provisions of the FDICIA and not be reclassified as adequately capitalized as a result of the FDIC issuing a formal enforcement action against the Bank requiring the Bank to maintain capital levels above those required to be well capitalized under the prompt corrective action provisions of the FDICIA. While we believe that these sources are currently adequate, there can be no assurance they will be sufficient to meet future liquidity demands.
We rely on dividends from our bank subsidiary as our primary source of liquidity and payment of these dividends is limited under Tennessee law.
Under Tennessee law, the amount of dividends that may be declared by the Bank in a year without approval of the Commissioner of the Department is limited to net income for that year combined with retained net income for the two preceding years. In addition, the FDIC and the Department have broad discretion to impose limitations on the Bank’s ability to pay dividends to us and as described above, we believe that as a result of the Banks’ recent regulatory examination that the Bank will be required to agree with its regulators that it will not pay dividends to us without the regulators’ prior approval. In addition, because of the loss incurred by the Bank in 2009, dividends from the Bank to us, including, if necessary, dividends to support our payment of interest on our subordinated debt and dividends on our preferred stock, including the preferred stock we issued to the U.S. Treasury, will require prior approval by the Commissioner. If, in the future, we do not have sufficient funds available at the holding company to pay these, or any other, interest payments or dividends, and the Bank is unable to secure permission from the Commissioner or the FDIC to pay dividends to us, we will need to seek other sources of capital to make these payments, or, if other sources of capital are unavailable to us on satisfactory terms, we may need to defer the making of these payments until such time as the Bank receives permission to pay dividends to us, or such permission is no longer required.

Recent legislative and regulatory initiatives that were enacted in response to the recent financial crisis are beginning to wind down.
The U.S. federal, state and foreign governments have taken various actions in an attempt to deal with the worldwide financial crisis that began in the second half of 2008 and the severe decline in the global economy. Some of these programs are beginning to expire and the impact of the wind down on the financial sector and on the economic recovery is unknown. In the United States, the EESA, was enacted on October 3, 2008. The Troubled Asset Relief Program, or “TARP”, established pursuant to the EESA, includes the CPP, pursuant to which the U.S. Treasury is authorized to purchase senior preferred stock and common or preferred stock warrants from participating financial institutions. TARP also authorized the purchase of other securities and financial instruments for the purpose of stabilizing and providing liquidity to U.S. financial markets. On September 18, 2009, the U.S. Treasury guarantee on money market mutual funds expired. On October 20, 2009, the FDIC announced that the portion of the Temporary Loan Guaranty Program pursuant to which the FDIC guarantees unsecured debt of banks and certain holding companies would expire October 31, 2009, except for a temporary emergency facility allowing certain participating entities to apply to the FDIC to issue FDIC-guaranteed debt during the period starting October 31, 2009 through April 30, 2010. The Transaction Account Guarantee portion of the program, which guarantees non interest bearing bank transaction accounts on an unlimited basis, is scheduled to continue until June 30, 2010.
Noncore funding represents a large component of our funding base.
In addition to the traditional core deposits, such as demand deposit accounts, interest checking, money market savings and certificates of deposits, we utilize several noncore funding sources, such as brokered certificates of deposit, Federal Home Loan Bank of Cincinnati advances, Federal funds purchased and other sources. We utilize these noncore funding sources to fund the ongoing operations and growth of the Bank. The availability of these noncore funding sources are subject to broad economic conditions and, as such, the cost of funds may fluctuate significantly and/or be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity.
Brokered certificates of deposit have received scrutiny from regulators in recent months. We impose upon ourselves limitations as to the absolute level of brokered deposits we may have on our balance sheet at any point in time. The pricing of these deposits are subject to the broader wholesale funding market and the depositors’ views on our financial strength and may fluctuate significantly in a very short period of time. Additionally, the availability of these deposits is impacted by overall market conditions as investors determine whether to invest in the less risky certificates of deposit or in the more risky debt and equity markets. As money flows between these various investment instruments, market conditions will impact the pricing and availability of brokered funds, which may negatively impact our liquidity and cost of funds.
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

Federal bank regulators are increasing regulatory scrutiny, and additional restrictions on financial institutions have been proposed by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our earnings. Changes in state or federal tax laws or regulations can have a similar impact. Furthermore, financial institution regulatory agencies are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or enforcement or supervisory actions. If we were required to enter into such actions with our regulators, we could be required to agree to limitations or take actions that limit our operational flexibility, limit the Bank’s ability to pay dividends to us, restrict our growth or increase our capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions would lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.
Our ability to maintain required capital levels and adequate sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions.
We, and the Bank, are required to maintain certain capital levels established by banking regulations or specified by bank regulators. We also expect that as a result of its recent regulatory examination the Bank will be required to maintain capital at levels above those required to be considered well capitalized and those that the Bank currently maintains. We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Our ability to maintain capital levels, sources of funding and liquidity could be impacted by changes in the capital markets in which we operate and deteriorating economic and market conditions. In addition, we have from time to time supported our capital position with the issuance of trust preferred securities. The trust preferred market has deteriorated significantly since the second half of 2007 and it is unlikely that we would be able to issue trust preferred securities in the future on terms consistent with our previous issuances, if at all.
Failure by the Bank to meet applicable capital guidelines, whether statutorily prescribed or required by its regulators, or to satisfy certain other regulatory requirements could subject the Bank to a variety of enforcement remedies available to the federal and state regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC.
Our business strategy includes the continuation of growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.
While our primary focus for at least the first half of 2010 will be on monitoring credit quality and focusing on the sound operation of our core business, over the longer term we intend to opportunistically pursue our growth strategy through continued de novo branching. We may also grow through the acquisition of branches or entire financial institutions. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in growth stages of development, including the following:
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
Because of significant competitive deposit pricing pressures in our market and the negative impact of these pressures on our cost of funds, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Board of Governors of the Federal Reserve System’s federal funds rate (which is at an extremely low rate as a result of the current recession), we have experienced net interest margin compression throughout 2009, when compared to the comparable periods in 2008. Because of these competitive pressures, we were unable to lower the rate that we paid on interest-bearing liabilities to the same extent and as quickly as the yields we charged on interest-earning assets. As a result, our net interest margin, and consequently our profitability, was negatively impacted. During the second, third and fourth quarters of 2009 we took actions to begin to increase our net interest margin, but these actions may not result in continued improvement in our net interest margin. Notwithstanding this improvement, if the federal funds rate remains at extremely low levels for a prolonged period of time, our net interest margin may continue to be lower than other institutions.
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
Loss of our senior executive officers or other key employees could impair our relationship with our customers and adversely affect our business.
We have assembled a senior management team which has substantial background and experience in banking and financial services in the Nashville MSA, and particularly the Maury County and Williamson County, Tennessee markets. Loss of these key personnel could negatively impact our earnings because of their skills, customer relationships and/or the potential difficulty of promptly replacing them.
The limitations on bonuses, retention awards, severance payments and incentive compensation contained in ARRA may adversely affect our ability to retain our highest performing employees.

For so long as any equity securities that we issued to the U.S. Treasury under the CPP remain outstanding, ARRA severely restricts bonuses, retention awards, severance payments and other incentive compensation payable to our most highly compensated employee, and in some cases up to the next 20 highest paid employees. It is possible that we may be unable to create a compensation structure that permits us to retain such employees or recruit additional employees, especially if we are competing against institutions that are not subject to the same restrictions. If this were to occur, our business and results of operations could be materially adversely affected.
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
The Company is a bank holding company regulated by the Board of Governors of the Federal Reserve System. The Bank is a state chartered bank and comes under the supervision of the Commissioner and the FDIC. The Bank is also governed by the laws of the State of Tennessee and federal banking laws under the FDICA, the FDICIA and the Federal Reserve Act. The Bank is also regulated by other agencies including, but not limited to, the Internal Revenue Service, OSHA, and the Department of Labor. These and other regulatory agencies impose certain regulations and restrictions on the Bank, including:
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
We also undergo periodic examinations by one or more regulatory agencies. Following such examinations, we may be required, among other things, to make additional provisions to our allowance for loan loss, to restrict our operations, to maintain capital at levels above these required by federal statutes to be well capitalized or to not pay dividends. These actions would result from the regulators’ judgments based on information available to them at the time of their examination.
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
Both the Senior Preferred shares and Warrant Preferred shares rank senior to our Common Stock and all other equity securities of ours designated as ranking junior to these shares. So long as any of these shares remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full on these shares, no dividend whatsoever shall be paid or declared on our Common Stock or other junior stock, other than, during the first ten years that these preferred shares are issued and outstanding, a dividend payable solely in shares of our Common Stock. Furthermore, both the Senior Preferred shares and Warrant Preferred shares are entitled to a liquidation preference over shares of our Common Stock in the event of our liquidation, dissolution or winding up.
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
The Bank operates a branch office at 4809 Columbia Pike, Thompson Station, Tennessee. The Bank owns the building and leases the property.
At December 31, 2009, the cost of office properties and equipment (less allowances for depreciation and amortization) owned by us was $16,798.

ITEM 3. LEGAL PROCEEDINGS
The Company and the Bank are party to certain routine claims and litigation that is incidental to the business and occurs in the normal course of operations. In the opinion of management, none of these matters, when resolved, will have a material effect on the financial position of the Company, the Bank or their respective future operations.
ITEM 4. REMOVED AND RESERVED

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
No public market exists for the Company’s Common Stock, and there can be no assurance that a public trading market for the Company’s Common Stock will develop. As of March 31, 2010 there were 2,169 holders of record of the Company’s Common Stock and 3,270,533 shares outstanding, excluding vested options. As of March 31, 2010, there were 153,967 vested options outstanding to purchase shares of Common Stock.
While there is no public market for the Company’s Common Stock, the most recent trade of the Company’s Common Stock known to the Company occurred on March 29, 2010 at a price of $10.00 per share. These sales are isolated transactions and, given the small volume of trading in the Company’s Common Stock, may not be indicative of its present value. Below is a table which sets forth Company’s high and low prices of which the Company is aware for the relevant quarters during the three fiscal years ended December 31:

2009	High	Low
First quarter	$20.00	$20.00
Second quarter	$20.00	$15.00
Third quarter	$15.00	$15.00
Fourth quarter	$15.00	$12.00

2008	High	Low
First quarter	$30.00	$30.00
Second quarter	$30.00	$30.00
Third quarter	$30.00	$24.00
Fourth quarter	$25.00	$17.00

2007	High	Low
First quarter	$30.00	$30.00
Second quarter	$30.00	$30.00
Third quarter	$30.00	$25.00
Fourth quarter	$30.00	$25.00
     Historically, the principal sources of cash revenue for the Company was dividends paid to it by the Bank. There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities. Further, the dividend policy of the Bank is subject to the discretion of the Board of Directors of the Bank and will depend upon such factors as future earnings, financial conditions, cash needs, capital adequacy and general business conditions. The Company paid $121 in cash dividends and $314 in stock dividends to shareholders in the second quarter of 2009, $254 in cash dividends and $467 in stock dividends to shareholders in the second quarter of 2008 and $696 in cash dividends to shareholders in the second quarter of 2007. Tennessee law provides that without the approval of the Commissioner of the TDFI dividends may be paid by the Bank in an amount equal to net income in the calendar year the dividend is declared plus retained earnings for the prior two years. This means that because of the losses we incurred in 2009 and 2008, the Bank cannot pay to us dividends in 2010 without the prior approval of the Commissioner of the TDFI. Tennessee laws regulating banks require certain charges against and transfers from an institution’s undivided profits account before undivided profits can be made available for the payment of dividends.

     In addition to the limitations on the Company’s ability to pay dividends under Tennessee law, the Company’s ability to pay dividends on its Common Stock is also limited by the Company’s participation in the CPP and by certain statutory or regulatory limitations.
Prior to February 27, 2012, unless the Company has redeemed the Senior Preferred and Warrant Preferred shares sold to the U.S. Treasury in connection with the CPP, or the U.S. Treasury has transferred the Senior Preferred and Warrant Preferred shares to a third party, the consent of the U.S. Treasury will be required for the Company to (1) declare or pay any dividend or make any distribution on the Common Stock (other than regular quarterly cash dividends of not more than $0.05 per share of Common Stock) or (2) redeem, purchase or acquire any shares of Common Stock or other equity or capital securities, including trust preferred securities, other than in connection with benefit plans consistent with past practice, and certain other limited circumstances.
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
In the future, the declaration and payment of dividends on the Company’s common stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock, including the Senior Preferred and Warrant Preferred shares, and other factors deemed relevant by the Board of Directors. As of December 31, 2009, the Bank is prohibited from, without prior approval of the Commissioner of the TDFI, declaring dividends to the holding compay. As described above, the Company is also limited in the types and amounts of dividends that can be paid by it due to the provisions of the CPP. In addition, the Bank may be limited in its ability to pay dividends to the Company by the terms of any enforcement action issued by the FDIC or the TDFI with respect to the Bank, including as a result of the recent joint examination of the Bank by the TDFI and the FDIC.

ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)
The following selected financial data for the five years ended December 31, 2009, was derived from our consolidated financial statements and the related notes thereto. This data should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2009	2008	2007 (1)	2006	2005
INCOME STATEMENT DATA:
Interest income	$35,258	$38,251	$35,369	$25,789	$17,305
Interest expense	17,524	20,976	20,606	13,528	7,006
Net interest income	17,734	17,275	14,763	12,261	10,299
Provision for loan losses	10,921	5,528	1,259	1,018	683
Noninterest income	5,316	4,503	3,697	3,125	2,356
Noninterest expense	23,079	19,023	13,997	10,453	8,146
Net income (loss)	(9,572)	(1,290)	2,380	2,802	2,565
Net income available to common shareholders	(10,519)	(1,290)	2,380	2,802	2,565
BALANCE SHEET DATA:
Total assets	$704,683	$715,326	$636,062	$421,393	$328,806
Total securities	75,972	76,497	80,933	35,211	29,965
Total loans, net	527,406	561,132	484,522	344 714	256,150
Allowance for loan losses	(13,347)	(8,981)	(6,086)	(4,259)	(3,268)
Total deposits	606,196	599,318	559,303	366,766	286,243
FHLB advances	17,000	32,000	11,000	13,000	8,000
Subordinated debentures	23,000	23,000	23,000	8,000	8,000
Total shareholders’ equity	43,645	36,035	37,173	30,657	24,017
PER COMMON SHARE DATA:
Earnings (loss) per share — basic	$(3.23)	$(0.40)	$0.75	$0.96	$0.88
Earnings (loss) per share-diluted	(3.23)	(0.40)	0.72	0.93	0.85
Cash dividend declared and paid	.05	.10	0.22	0.20	—
Book value	7.86	11.23	11.72	10.17	8.36
PERFORMANCE RATIOS:
Return on average assets	(1.33%)	(0.20%)	0.47%	0.76%	0.90%
Return on average equity	(19.96%)	(3.45%)	6.77	11.14	11.38
Net interest margin (2)	2.68%	2.81%	3.14	3.52	3.81
ASSET QUALITY RATIOS:
Nonperforming loans to total loans	5.39%	0.59%	0.56%	0.30%	0.20%
Net loan charge offs to average loans	1.17	0.49	0.04	0.01	0.07
Allowance for loan losses to total loans	2.47	1.58	1.24	1.22	1.26
CAPITAL RATIOS:
Leverage ratio (3)	7.26%	6.00%	6.76%	9.45%	10.25%
Tier 1 risk-based capital ratio	9.25	6.72	7.87	10.14	11.59
Total risk-based capital ratio	12.06	9.81	10.97	11.25	12.77

(1)	Includes the operations of First National from October 27, 2007, the date the Company acquired all of the outstanding common stock of that bank.

(2)	Net interest margin is the result of net interest income for the period divided by average interest earning assets.

(3)	Leverage ratio is defined as Tier 1 capital (pursuant to risk-based capital guidelines) as a percentage of adjusted average assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
The following is a discussion of our financial condition at December 31, 2009 and December 31, 2008, and our results of operations for each of the three years in the period ended December 31, 2009. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the annual audited consolidated financial statements. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere herein.
FORWARD-LOOKING STATEMENTS
Certain of the statements made herein, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, those described in our Annual Report on Form 10-K and the following:
•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	greater than anticipated deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA;

•	our potential growth, including our entrance or expansion into new markets, and the need for sufficient capital to support that growth;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	continuation of the historically low short-term interest rate environment;

•	rapid fluctuations or unanticipated changes in interest rates;

•	failure to maintain capital levels above regulatory required levels;

•	any activity that would cause the Company to conclude that there was impairment of any asset, including goodwill or any other intangible asset;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of valuation allowances for probable loan losses and other estimates;

•	further deterioration in the valuation of other real estate owned;

•	changes in accounting policies, rules and practices;

•	the impact of governmental restrictions on entities participating in the CPP;

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other circumstances, many of which may be beyond our control.
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
The Bank commenced business on May 18, 1999, as a Tennessee-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation’s Bank Insurance Fund. The Bank is regulated by the Tennessee Department of Financial Institutions (“TDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). This report has not been reviewed, or confirmed for accuracy or relevance, by the FDIC.
The Company completed its acquisition of 100% of the outstanding shares of common stock of The First National Bank of Centerville, a national banking association located in Centerville, Tennessee (“First National”) on October 26, 2007, pursuant to the terms of an Agreement and Plan of Reorganization and Share Exchange, dated as of August 1, 2007, by and between the Company and First National. The Company paid $22.8 million to acquire all of the outstanding shares of common stock of First National, which it financed through the issuance of $15 million of subordinated debentures and a $8 million distribution from First National.

As a national bank, First National was subject to regulation by the Office of the Comptroller of the Currency (“OCC”) and the FDIC. On January 31, 2008, First National was merged with and into the Bank, with the Bank continuing as the surviving entity.
The Company conducts banking activities from a main office and three branch offices in Columbia, Tennessee, one branch office in Mount Pleasant, Tennessee, one branch office in Franklin, Tennessee, one branch office in Thompson’s Station, Tennessee, one branch office in Murfreesboro, Tennessee, one branch office in Centerville, Tennessee and one branch office in Lyles, Tennessee. The Company also operates eight automated teller machines (“ATMs”) in Maury County, five ATMs in Williamson County, one ATM in Rutherford County, Tennessee and two ATMs in Hickman County, Tennessee.
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
Critical Accounting Policies
The accounting principles we follow and our methods of applying these principles conform with accounting principles generally accepted in the United States of America and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses (“AFLL”), have been critical to the determination of our financial position, results of operations and cash flows.
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
Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors. As of January 1, 2009, the Company elected the fair value option for loans held for sale. The fair value option was applied prospectively for loans originated for sale since January 1, 2009. The effect of the election in 2009 was not material.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of purchase discounts and an allowance for loan losses. Interest income is accrued on the unpaid principal balance.
Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment.
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
Loans originated to facilitate the sale of other real estate owned that exceed a loan balance to collateral value ratio of more than a certain percentage, depending on the loan type, are reclassified as other real estate owned on the balance sheet. When the loan balance to collateral value becomes less than the threshold for that particular loan type, the loans are reported with other loans.
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
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures.

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are reported as other real estate owned and initially recorded at the lower of cost or fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition of the assets are expensed.
Bank Owned Life Insurance: The Bank has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
Goodwill and Other Intangible Assets: Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009, is generally determined as the excess of the fair value of the consideration transferred, plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.
Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from our acquisition of First National. These assets are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which were determined to be 15 years.
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
The Company adopted guidance issued by the FASB as of January 1, 2007 regarding income tax positions. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company’s adoption had no affect on the Company’s financial statements. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
Retirement Plans: Supplemental employee retirement plan (“SERP”) expense is the net of service and interest cost. Employee 401(k) and profit sharing plan expense is the amount of matching contributions. The Company will match 100% of the first 3% and 50% of the next 2% that the employee contributes to their 401(k) annually.
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

Fair Value of Financial Instruments: Fair value of financial instruments is estimated using relevant market information and other assumptions, as more fully disclosed in Note 7. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.
ANALYSIS OF RESULTS OF OPERATION
We had a net loss of $9,572 for the year ended December 31, 2009, compared to the net loss of $1,290 for 2008. Net income in 2007 was $2,380. Pretax loss increased from $2,773 in 2008 to $10,950 in 2009. Pretax income in 2007 was $3,204. The increase in pretax loss in 2009 was primarily the result of increases in the provision for loan losses, other real estate expenses, other-than-temporary impairment losses on securities, and regulatory and compliance expenses. Provision for loan losses increased due to effects of the deteriorating economy in the Company’s market areas on the overall asset quality of the Bank’s loan portfolio, particularly within the real estate construction and development segment of the portfolio. Increases in other real estate expenses were due to chargeoffs and operating expenses related to the increased number of foreclosed properties owned by the Bank. Other-than-temporary impairment losses on securities totaled $1,338, and were the result of the Company’s writing off of its investments in the common stock of Silverton Financial Services, Inc. (“Silverton”), and its investment in trust preferred securities issued by a trust affiliated with Silverton, which were guaranteed by Silverton. Silverton was closed and placed into receivership by the FDIC and OCC, and subsequently declared bankruptcy in the second quarter of 2009. The Company does not expect that it will recover any of its investment in either the common stock or trust preferred securities issued by Silverton or its affiliated trust. The increase in regulatory and compliance expense is primarily due to increases in FDIC assessment rates and the additional special assessment during 2009.
Interest income decreased in 2009 from 2008. However, the decrease in interest income was more than offset by a decrease in interest expense in 2009, resulting in an increase in net interest income in 2009 compared to 2008. The decrease in interest income in 2009 was primarily due to decreases in loan interest income as a result of operating in a lower rate environment and increases in nonaccrual loans. Growth in interest income in 2008 and 2007 was offset in part by the increase in interest expense. The increase in interest expense in 2008 was primarily due to the $15,000 in subordinated debt that we issued in the fourth quarter of 2007. The increase in interest expense in 2007 was due to increases in interest bearing deposits and other borrowings and noninterest expenses.
Noninterest expenses increased in 2009 primarily as a result of an increase in other real estate expense, other-than-temporary impairment losses on securities, and regulatory and compliance expense related to increased FDIC insurance costs. In 2009, noninterest expense increased by 21.3% while non interest income increased 18.1% over 2008. In 2008, noninterest expense increased by 35.9% while noninterest income only increased 21.8% over 2007 levels. Basic and diluted (loss) per share were both ($3.23) for 2009, and ($0.40) for 2008. Basic and diluted earnings per share in 2007 were $0.75 and $0.72, respectively.
Net Interest Income
Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.

2009 compared to 2008
The Company has been operating in a declining or historically low-rate environment since the fourth quarter of 2007, brought on by the downturn in the economy and deepening recession. During the fourth quarter of 2008, market rates achieved historic lows, pushing rates for both assets and liabilities lower. A significant portion of the Company’s loans earn interest at a rate that varies with the prime rate. The prime rate and various other market rates stopped their downward trend and held steady throughout 2009 but remained at historically low levels. The stabilization of rates allowed deposit liabilities to reprice during the year at lower rates, without additional declines in rates earned on loans. The result was an increase in net interest income in 2009 over 2008 that was primarily the result of a decrease in interest expense resulting from a decrease in deposit rates. This improvement was limited, however, by increased levels of nonaccrual loans in 2009 compared to 2008 which materially limited interest earned on loans.
On average, the Company’s loans reprice to market rates more quickly than deposits and other funding sources. As a result, the decline in rates in late 2008, coupled with competitive deposit pricing pressures in the Company’s market, resulted in a more significant decrease in loan interest income than in interest expense during the first half of 2009. Throughout 2009, rates paid on deposit liabilities continued to decrease as time deposits and other funding liabilities matured or repriced. That resulted in improvements in net interest income and net interest margin during the last few months of 2009. Deposit rates decreased so significantly during that period that the decrease in interest expense for 2009 was greater than the decrease in loan interest income, resulting in an increase in net interest income for 2009 compared to 2008.
Net interest income before the provision for loan losses for 2009 increased $459, or 2.7%, to $17,734 compared to $17,275 in 2008. The increase was primarily due to decreases in the Bank’s cost of funds particularly in the fourth quarter of 2009 as a result of historically low market rates for deposit products. The decrease in interest expense was offset in part by decreases in loan interest income.
The decrease in interest income was offset by a significant decrease in interest expense during 2009, particularly the fourth quarter of 2009, compared to 2008. The decrease in interest expense for the full year was approximately equal to the decrease in interest income which resulted in the slight increase in net interest income for 2009 when compared to 2008. The Company experienced compression of its net interest margin throughout 2008 as a result of the declining rate environment and higher balances of nonaccrual loans resulting from the downturn in the economy. That compression continued throughout the first two quarters of 2009 as nonaccrual balances increased sharply and loans continued to reprice more quickly than deposits. Net interest margin for 2009 was 2.68% compared to 2.81% for 2008. Management anticipates that net interest margin should improve during 2010 due to deposit repricing being able to catch up to loan repricing in late 2009 and continuing into 2010 due to rates holding steady during 2009. Higher nonaccrual balances could negatively impact this projected improvement.
Interest and fee income on loans in 2009 was $31,376, a decrease of $3,337, or 9.6%, over 2008. The decrease in interest income is due to the significant increase in nonaccrual loans in 2009 and decreases in rates earned on loans, which decrease in rates was limited by the Company’s efforts to implement interest rate floors on a significant portion of the Company’s variable rate loans. The average rate earned on loans decreased from 6.40% in 2008 to 5.60% in 2009. Nonaccrual loans at December 31, 2009 were $25,510 compared to $3,357 at December 31, 2008. If market rates continue to remain stable into 2010 and the Company doesn’t experience additional deterioration in asset quality, the Company’s net interest margin should improve over the prior year’s comparable periods. The decrease in loan interest income during 2009 was also somewhat offset by increases in interest income on securities reflecting higher average balances.
Interest income for tax exempt and taxable securities was $3,586, an increase of $369, or 11.5%, over 2008. The increase in interest income was primarily due to higher average balances of securities in 2009 over 2008.

The Bank increased the outstanding balance of securities in the fourth quarter of 2008 as replacement collateral for public funds previously collateralized by surety bonds no longer issued by The Kansas Bankers Surety Company, the insurance company who had previously issued surety bonds. The Bank further increased securities in the first quarter of 2009 as a result of an increase in pledging requirements for public funds deposits.
Interest income on federal funds sold and other decreased $25 to $296 in 2009 compared to $321 in 2008. The decrease is due to significant declines in rates earned for federal funds sold and interest bearing deposit accounts with other financial institutions. The federal funds target rate set by the federal reserve was near zero during all of 2009. The average rate earned on federal funds sold and other was 1.33% in 2009 compared to 3.47% in 2008. The decrease in average yield was partially off set by the significant increase in the average balance of fed funds sold and other during 2009 reflecting weakening loan demand.
The yield on interest earning assets decreased 90 bps to 5.33% in 2009, compared to 6.23% in 2008. The decrease was primarily the result of the factors noted previously for loan and security interest income.
Interest expense totaled $17,524 for the year ended 2009, compared to $20,976 in 2008, a decrease of $3,452, or 16.5%. The decrease in interest expense was primarily due to the repricing of deposit liabilities at lower market rates during 2009 as previously discussed. Interest expense on deposits was $15,083 in 2009, a decrease of $3,139 or 17.2% from $18,222 in 2008. The average rate paid on interest-bearing deposits in 2009 was 2.66% compared to 3.58% in 2008. Management anticipates deposit rates will remain steady for at least the first half of 2010 but could trend higher in late 2010. An increase in deposit rates would have a negative impact on the Bank’s net interest margin as the Company’s deposits would likely reprice at higher levels before corresponding increases in loan yields and the loan rate floors installed in a significant portion of the Company’s variable rate portfolio would not immediately be exceeded. Interest expense on FHLB advances and federal funds purchased was $699, a decrease of $187 or 21.1% from $886 in 2008. The decrease was due to repayment of FHLB advances that resulted in a decrease in average balance outstanding and repricing of other FHLB advances at lower market rates. Other interest expense decreased $126 or 6.7% to $1,742 compared to $1,868 in 2008 as a result of lower rates paid on variable rate subordinated debentures.
The decrease in interest expense was also supported by the Company’s participation in the CPP. Funds received during the first quarter of 2009 allowed management to pay off $4,835 in other borrowings and reduce the Company’s reliance on federal funds purchased. In addition to the funds received from the CPP, the net repayments of loans and core deposit growth during the year have resulted in excess cash on hand at various times during 2009. Management had anticipated using the available cash to fund new loans during 2009; however, regular loan payments outpaced the demand for new loans, providing additional excess cash. Until loan demand increases, management intends to utilize the available funds to pay off maturing national market deposits, broker deposits, and FHLB advances as they mature during 2010. Rates that can be earned on short-term investment vehicles as of December 31, 2009 are lower than the current rates for the majority of the Company’s available funding sources. As a result, management considers this to be the most effective use of the excess funds until loan demand increases. Implementation of this strategy during 2009 contributed to the significant decrease in total interest expense and the increase in net interest income as well as the expansion in net interest margin that the Company experienced in the second half of 2009. Management anticipates that the Company will continue to benefit from this strategy in 2010 and anticipates some expansion of net interest margin. When loan demand improves, the Company anticipates obtaining additional national market and broker deposits as well as other available funding sources to fund loan growth if core deposit growth is not sufficient to fund new loans. Any limitation on the Company’s ability to accept, renew or extend brokered deposits, whether as a result of regulatory limitations (including if the Bank becomes subject to a formal federal enforcement action requiring the Bank to maintain capital at levels higher than those required to be well capitalized under the prompt corrective action provisions of the FDICIA) or internal limitations, could affect the Company’s ability to originate new loans if core deposit growth is not sufficient to support that growth which could cause compression in the Company’s net interest margin.
The average rate paid on all interest bearing liabilities was 2.82% in 2009 compared to 3.71% in 2008. The decrease is primarily due to the factors noted above for deposit interest expense.
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
Interest and fee income on loans in 2008 was $34,713, an increase of $2,056, or 6.3%, over 2007. The increase in interest income is due to growth and higher average balances on loans. The increase in loan interest income was offset by significant declines in market interest rates during 2008 as the federal funds rate dropped 400 bps in 2008. Average gross loans increased 31.3% while loan interest income increased only 6.3% during 2008. During 2008, approximately 36.5% of our loan portfolio was tied to a variable interest rate.
Interest income for tax exempt and taxable securities was $3,217, an increase of $978, or 43.7%, over 2007. The increase in interest income was the result of securities acquired through the purchase of First National in October 2007 and purchase of approximately $16,000 in additional securities during the fourth quarter of 2008 as replacement collateral for public funds previously collateralized by surety bonds no longer issued by The Kansas Banker’s Surety Company.
Although net interest income increased, our net interest margin continued to experience compression throughout 2008, declining to 2.81% from 3.14% in 2007, a decrease of 33 bps. The decline in net interest margin was primarily due to the decrease in market rates during 2008. Our loans tend to reprice more quickly than our deposits and other funding liabilities.
The yield on interest earning assets decreased 130 bps to 6.23% in 2008, compared to 7.53% in 2007. This decrease was primarily due to the decline in market rates during 2008. The decrease in loan yield was somewhat offset by modest increases in securities yields. Interest and fee income on loans increased $2,056 over 2007. That increase is comprised of a $10,212 increase due to volume offset by $8,156 decrease due to rates. Investment yields increased 56 bps to 5.18% in 2008, compared to 4.62% in 2007. The increase of $978 in investment income in 2008 was attributed primarily to the increase in volume of $630. The remainder of the increase was due to the change in yield of $348.
Interest expense totaled $20,976 for the year ended 2008, compared to $20,606 in 2007, an increase of $370, or 1.8%. The increase in interest expense was due to $15,000 in subordinated debt that was issued in the third quarter of 2007 bearing a full year’s expense in 2008. Interest expense on deposits decreased $323, or 1.7%, during 2008 due to the effects of exceptionally low federal funds and market rates during the year. Interest expense on time deposits over $100,000 decreased $356 in 2008. The decrease of $356 was due to an increase of $3,953 in volume offset by a decrease of $4,309 due to interest rates. During 2007, the Bank became more dependent upon broker deposits and national market certificates of deposit (“CDs”) which were only available at rates that were higher than our cost of funds for core deposits. In 2008, the cost of broker deposits and national market CDs dropped below our cost of funds for core deposits due to competitive pricing in the local market for other core deposits. As a result, we were able to replace the higher rate deposits with lower rate deposits during 2008 and acquire additional funding through those sources. Broker deposits increased $28,625 and national market CDs increased $7,056 during 2008.

Average Balance Sheets, Net Interest Income
Changes in Interest Income and Interest Expense
The following table shows the average daily balances of each principal category of our assets, liabilities and stockholders’ equity and an analysis of net interest income for each of the three years ended December 31, 2009.

	2009			2008			2007
	Average	Interest	Revenue/	Average	Interest	Revenue/	Average	Interest	Revenue/
	Balance	Rate	Expense	Balance	Rate	Expense	Balance	Rate	Expense

Gross loans (1 and 2)	$560,423	5.60%	$31,376	$542,456	6.40%	$34,713	$413,185	7.90%	$32,657

Securities available for sale (3)	79,358	4.52%	3,586	62,121	5.18%	3,217	48,490	4.62%	2,239

Federal funds sold and other	22,293	1.33%	296	9,248	3.47%	321	8,079	5.85%	473

Total interest earning assets	662,074	5.33%	35,258	613,825	6.23%	38,251	469,754	7.53%	35,369

Cash and due from banks	11,912			9,454			8,847
Other nonearning assets	54,513			39,182			26,120
Allowance for loan losses	(10,317)			(6,681)			(4,879)

Total assets	$718,182			$655,780			$499,842

Deposits:
NOW & money market investments	$83,763	0.93%	$776	$88,167	1.55%	$1,368	$61,043	2.75%	$1,679
Savings	19,273	0.20%	38	20,717	0.61%	126	12,550	1.17%	147
Time deposits $100 and over	194,102	2.96%	5,746	156,005	4.05%	6,326	98,047	6.82%	6,682
Other time deposits	270,554	3.15%	8,523	244,100	4.26%	10,402	218,509	4.59%	10,037

Total interest-bearing deposits	567,692	2.66%	15,083	508,989	3.58%	18,222	390,149	4.75%	18,545

Other borrowings	53,468	4.57%	2,441	56,150	4.90%	2,754	32,882	6.27%	2,061

Total interest-bearing liabilities	621,160	2.82%	17,524	565,139	3.71%	20,976	423,031	4.87%	20,606

Noninterest-bearing liabilities	49,061			53,234			41,635

Total liabilities	670,221			618,373			464,666

Shareholders’ equity	47,961			37,407			35,176

Total liabilities and shareholders’ equity	$718,182			$655,780			$499,842

Net interest income			$17,734			$17,275			$14,763

Net interest margin (4)		2.68%			2.81%			3.14%

1	Interest income includes fees on loans of $638, $1,039 and $1,267 in 2009, 2008 and 2007.

2	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

3	Amortization cost is included in the calculation of yields on securities available for sale.

4	Net interest income to average interest earning assets.

The following table reflects how changes in the volume of interest earning assets and interest-bearing liabilities and changes in interest rates have affected our interest income, interest expense, and net interest income for the periods indicated. Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (changes in rate multiplied by prior volume); and (3) changes in rate/volume (changes in rate multiplied by change in volume). The changes attributable to the combined impact of volume and rate have all been allocated to the changes due to rate.
Analysis of Changes in Net Interest Income

	2009 to 2008			2008 to 2007
	Due to	Due to		Due to	Due to
	Volume (1)	Rate (2) (3)	Total	Volume (1)	Rate (2) (3)	Total

Interest Income:
Gross loans (a and b)	$1,150	$(4,487)	$(3,337)	$10,212	$(8,156)	$2,056

Securities available for sale	893	(524)	369	630	348	978

Federal funds sold and other	453	(478)	(25)	68	(220)	(152)

Total interest earning assets	2,496	(5,489)	(2,993)	10,910	(8,028)	2,882

Interest Expense:
Deposits:
NOW & money market	$(68)	$(524)	$(592)	$746	$(1,057)	$(311)
Savings	(9)	(79)	(88)	96	(117)	(21)
Time deposits $100,000 and over	1,543	(2,123)	(580)	3,953	(4,309)	(356)
Other time deposits	1,127	(3,006)	(1,879)	1,175	(810)	365

Total interest-bearing deposits	2,593	(5,732)	(3,139)	5,970	(6,293)	(323)

Other borrowings	(131)	(182)	(313)	1,459	(766)	693

Total interest-bearing liabilities	2,462	(5,914)	(3,452)	7,429	(7,059)	370

Net interest income	$34	$(425)	$459	$3,481	$(969)	$2,512

(a)	Interest income includes fees on loans of $638, $1,039 and $1,267 in 2009, 2008 and 2007.

(b)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

(1)	Changes in volume multiplied by prior rate

(2)	Changes in rate multiplied by prior volume

(3)	Changes in rate multiplied by change in volume
Noninterest Income
The Company’s noninterest income consists of service charges on deposit accounts, mortgage banking activities, investment service income, earnings on bank owned life insurance policies (BOLI), and other noninterest income.
2009 compared to 2008
Noninterest income for the year ended December 31, 2009 increased $813 or 18.1% to $5,316 from $4,503 in 2008. The increase is primarily due to increases in gain on sale of securities available-for-sale, earnings on Bank owned life insurance policies, and mortgage banking activities. Those increases were somewhat offset by decreases in investment services income and service charges on deposit accounts.

Gain on sales of securities in 2009 were $1,135, an increase of $877 from $258 for the same period in 2008. The increase was due to the Company selling securities in order to reduce holdings of securities that are assigned higher risk ratings in the Company’s regulatory capital calculations and to reduce prepayment risks associated with higher rate mortgage backed securities. Earnings on bank owned life insurance policies in 2009 were $345, an increase of $108 from $237 for the same period in 2008 due to the Company’s purchase of an additional $4,000 in life insurance policies in July of 2008. The cash value of policies during the first six months of 2009 was approximately double that of the same period in 2008. Investment services income for 2009 was $274 compared to $456 for 2008. The decline is due to uncertainty associated with investment markets during the first nine months of 2009. Most customers were seeking lower risk alternatives to the stock market and other traditional investment vehicles during 2009 as compared to 2008. As a result, commissions earned on trades declined sharply. Mortgage banking income for 2009 was $1,110 compared to $1,025 for 2008.
2008 compared to 2007
Noninterest income for the year ended December 31, 2008 increased 21.8% to $4,503 compared to $3,697 in 2007. Service charges on deposit accounts were our largest source of noninterest income and increased $486, or 29.6%, to $2,130 in 2008 compared to $1,644 in 2007. The largest component of the increase in service charge income was from accounts acquired at First National during October 2007. New accounts opened through our Thompson’s Station branch and regular growth in existing markets also contributed to the increase. The largest component of service charges on deposit accounts is the Bank’s overdraft courtesy product, which generated $1,000 for 2008 compared to $863 in 2007.
The Bank originates and sells long-term fixed rate mortgages and related servicing. Mortgage loans originated and sold generated $1,025 in gains for 2008, a decrease of $187, or 15.4%, compared to $1,212 in 2007. Income from mortgage loans originated and sold was impacted negatively in 2008 by conditions in the economy, particularly in the housing market, which reduced demand for mortgage loans.
Gain on sale of securities available for sale increased $239 to $258 in 2008 compared to $19 in 2007. The increase is due to the Company’s sale of certain securities acquired through the purchase of First National, resulting in the reported gain. These securities were sold in order to fund loan growth during 2008. Investment services income increased $144 to $456 in 2008 compared to $312 in 2007. The increase is due to increasing staff and expanding investment services into Hickman County. Earnings on bank owned life insurance policies (BOLI) increased 58.0% or $87 to $237 in 2008 compared to $150 in 2007. The increase is due to the Company purchasing an additional $4,000 in policies during 2008. Increases in ATM income, and other customer fees are due to continued growth of the Bank’s customer base.
The decrease in other service charges, commissions and fees is due primarily due to a decrease in income from our investment in the Appalachian Fund for Growth II, LLC, an unconsolidated corporation which qualifies as a “Community Development Entity” and provides loans to low-income communities. The Company recorded income related to the Appalachian Fund for Growth II, LLC of $42 in 2008 compared to $123 in 2007.

The table below shows noninterest income for each of the three years ended December 31:

	2009	2008	2007
Service charges on deposit accounts	$2,027	$2,130	$1,644
Mortgage banking activities	1,110	1,025	1,212
Net gains on sale of securities	1,135	258	19
Investment services income	274	456	312
Earnings on bank owned life insurance policies	345	237	150
ATM income	122	135	113
Other customer fees	83	84	52
Other service charges, commissions, and fees:
Safe deposit box rental	35	37	18
Other equity investment income	8	14	9
Other service charges, commissions, and fees	141	95	135
Check printer income	28	22	22
Credit life insurance commissions	8	10	11

Total noninterest income	$5,316	$4,503	$3,697

Noninterest Expense
Noninterest expense consists of salaries and employee benefits, net occupancy, furniture and equipment, data processing, advertising and public relations, other real estate owned expenses, FDIC insurance expense, and other operating expenses.
2009 compared to 2008
Noninterest expense for the year ended December 31, 2009 increased $4,056 or 21.3% to $23,079 compared to $19,023 in 2008. The increase was primarily due to securities impairment loses, regulatory and compliance expense, and other real estate expense. The increases in those expenses were slightly offset by minor decreases in several other expenses.
During 2009, the Company experienced losses of $1,338 related to the impairment of common stock held by the Bank and issued by Silverton and trust preferred securities held by the Bank and issued by a trust affiliated with Silverton which securities were guaranteed by Silverton. On May 1, 2009, Silverton’s bank subsidiary, Silverton Bank, was placed into receivership by the Office of the Comptroller of the Currency after Silverton Bank’s capital deteriorated significantly in the first quarter of 2009. Silverton filed for bankruptcy on June 5, 2009. The Company does not anticipate that it will recover any of the Bank’s investment in either the common securities or trust preferred securities issued by Silverton or its affiliated trust. As a result, the Company recorded an impairment charge of $1,338 in the first quarter of 2009, which represents the Company’s full investment in the securities.
Regulatory and compliance expense increased $1,283 or 288.3% to $1,728 in 2009 compared to $445 in 2008, primarily as a result of increases in FDIC assessment expense. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. Because the FDIC’s deposit insurance fund fell below prescribed levels in 2008, the FDIC announced increased premiums for all insured depository institutions, including the Bank, in order to begin recapitalizing the fund. Insurance assessments ranged from 0.12% to 0.50% of total deposits for the first calendar quarter 2009 assessment. Effective April 1, 2009, insurance assessments ranged from 0.07% to 0.78%, depending on an institution’s risk classification and other factors. In addition, the FDIC imposed a 5 bps emergency assessment on insured depository institutions which was paid on September 30, 2009, and was based on total assets less tier one capital as of June 30, 2009.

The special assessment resulted in additional expense of $337 in the second quarter of 2009. In the fourth quarter of 2009, the FDIC adopted a rule that, in lieu of any further special assessment in 2009, required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The FDIC also adopted a uniform three bp increase in assessment rates effective January 1, 2011. The rules adopted in the fourth quarter of 2009 resulted in the Bank paying $4,047 to the FDIC on December 30, 2009. The Bank recorded a prepaid asset of $3,550 as a result of this transaction. The prepaid asset will be expensed monthly beginning in 2010. Estimates provided by the FDIC project that the prepaid asset will be fully utilized by the end of 2012. Changes in the Bank’s deposit balances as well as rule changes that the FDIC may adopt in the future could impact the period of time over which the prepaid asset will be utilized.
Other real estate expense increased $1,556 or 598.5% to $1,816 in 2009 compared to $260 in 2008, primarily due to increases in the number of properties owned by the Bank. Other real estate expense is composed of three types of charges: maintenance, marketing and selling costs; valuation adjustments based on new appraisals; and gains or losses on disposition. Included in other real estate expense are losses on sale of properties and writedowns based on updated appraisals totaling $1,386 in 2009 compared to $12 in 2008. A total of $1,147 of the 2009 loss is attributable to a valuation allowance recorded in the fourth quarter of 2009. The balance of other real estate owned (excluding adjustments for loans to facilitate the purchase of foreclosed properties and bank properties) increased 83.8% to $10,607 at December 31, 2009 compared to $5,772 at December 31, 2008.
Salaries and employee benefits increased 2.5% and occupancy expense increased 3.7% during 2009 when compared to 2008. Increases for both expenses were primarily due to the addition of a new branch location at Thompson’s Station in Williamson County, Tennessee during the fourth quarter of 2008 and additional operational and compliance staff hired in 2009.
2008 compared to 2007
Noninterest expense for the year ended December 31, 2008 increased 35.9% to $19,023 compared with $13,997 in 2007. During 2008 and 2007, noninterest expenses increased as a result of the Bank’s expansion. The growth in noninterest expense throughout 2008 was attributable primarily to salaries and other operating expenses associated with our growth and expansion into Hickman County, Tennessee through our acquisition of First National in the fourth quarter of 2007 and the addition of the Thompson’s Station branch in Williamson County, Tennessee in the fourth quarter of 2008. Salaries and employee benefits increased $1,953, or 27.5%, to $9,049 in 2008 compared to $7,096 in 2007. The Company’s staff increased from 142 full time equivalent employees in 2007 to 153 in 2008, an increase of 11 employees. Total salaries expense in 2008 was also impacted by the addition of a full year’s salary of 32 employees acquired from First National. Also, included in salaries and employee benefits expense is stock based compensation expense of $226 for 2008 and $253 in 2007. The remaining increase of $3,073 was associated with operating expenses including occupancy expense, furniture, equipment and auto expense, data processing, advertising, audit and accounting, and other expenses.

The table below shows noninterest expense for each of the three years ended December 31:

	2009	2008	2007
Salaries and employee benefits	$9,274	$9,049	$7,096
Regulatory and compliance expense	1,728	445	254
Occupancy expense	1,513	1,459	864
Other real estate expense	1,816	260	156
Securities impairment losses	1,338	—	—
Furniture and equipment expense	1,039	1,013	721
Data processing	956	954	873
Operational expenses	881	902	763
Advertising and public relations	660	812	719
ATM expense	523	463	331
Audit, accounting and legal	537	481	368
Postage and freight	331	365	324
Amortization of intangible asset	318	429	—
Other employee expenses	245	306	235
Loan expense	232	133	139
Director expense	221	210	174
Miscellaneous chargeoffs	194	209	70
Other insurance expense	169	201	150
Miscellaneous taxes and fees	137	231	100
Correspondent bank charges	112	122	78
Other	855	979	582

	$23,079	$19,023	$13,997

Provisions for Loan Losses
The Bank recorded provision for loan losses of $10,921 in 2009, an increase of $5,393 or 97.6% from $5,528 in 2008. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses in 2009 is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss, which management believes is representative of probable incurred loan losses. Other factors considered by management include the composition of the loan portfolio, economic conditions, results of regulatory examinations, reviews of updated real estate appraisals, and the creditworthiness of the Bank’s borrowers and other qualitative factors. The allowance for loan losses was 2.47% of gross loans (“AFLL Ratio”) at December 31, 2009 compared to 1.58% at December 31, 2008.
Nonperforming and impaired loans increased from year end 2008 to year end 2009. The increase in nonperforming loans was due to loans that were performing according to their contractual obligations at December 31, 2008 becoming significantly past due or impaired during 2009. The portion of the allowance attributable to impaired loans (ASC 310 component) on an absolute basis and as a percentage of the total allowance has increased as the volume of impaired loans has increased. The portion of the allowance attributable to historical and environmental factors (ASC 450-10 component) has decreased on an absolute basis due to decreases in the balance of loans evaluated under the ASC 450-10 component. The balance of loans subject to ASC 450-10 decreased due to both the decrease in gross loans during 2009 and certain loans becoming impaired during the year, which results in the newly impaired loan moving from the ASC 450-10 component to the ASC 310 component. Total loans decreased by$29,360 during 2009. The decrease in loans was primarily due to loan repayments outpacing loan demand, transfer of certain loans to other real estate owned and increased loan chargeoffs. The most significant decrease in balance was in real estate construction loans, which is a higher risk loan category for the Bank. Management considers the increase in the AFLL

Ratio to be directionally consistent with changes in risks associated with the loan portfolio as measured by various metrics related to the portfolio.
As of December 31, 2009, management believes that the overall level of the allowance for loan loss is adequate to cover the losses in the loan portfolio. Management also considers the changes in the allowance, both overall and for the individual components, to be directionally consistent with the metrics evaluated by the Bank that indicate changes in the level of risk associated with the loan portfolio.
The table below illustrates changes in the AFLL ratio over the past five quarters and the changes in related risk metrics over the same periods:

Quarter Ended	December 31, 2009	September 30, 2009	June 30, 2009	March 31, 2009	December 31, 2008
AFLL Ratio	2.47%	2.48%	1.91%	1.61%	1.58%

ASC 310 component	$7,317	$6,942	$4,634	$2,210	$1,503
ASC 450-10 component	6,030	6,918	6,062	6,803	7,478

Total allowance for loan loss	13,347	13,860	10,696	9,013	8,981

Nonperforming loans to gross loans (1)	4.72%	4.37%	2.67%	2.48%	0.59%
Impaired loans to gross loans	6.06%	4.52%	4.40%	3.00%	0.74%
Quarter-to-date net chargeoffs to average gross loans	0.82%	0.04%	0.10%	0.23%	0.32%

(1)	Nonaccrual loans and loans past due 90 or more days still accruing interest as a percentage of gross loans.
The increase in risk associated with the loan portfolio is primarily the result of continuing effects of the economic recession on the Bank’s geographic market. The recession is continuing to have a significant impact on both individual and commercial borrowers as business cash flows continue to be strained and unemployment increases. This is in addition to the effects of declining market values for properties securing real estate loans, which has lead to declining appraisal values of the collateral that secures our construction and development loan portfolio. The length and intensity of the current recession is impacting customers who had not previously been considered to be of high credit risk. Management believes that our past due loans and loan chargeoffs will continue to be above historic levels, particularly in real estate loans, until there is improvement in economic activity, improvement in real estate market conditions and improvement in employment levels in the area served by the Company. Past due and nonaccrual loans as well as net chargeoffs could continue to increase as more borrowers, particularly builders and developers and individual borrowers that have become unemployed, are impacted by the extended term of the recession.
Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.
The following table presents information regarding interest income lost on nonaccrual loans and troubled debt restructurings. Amounts reported for nonaccrual loans in the table represent the gross income that would have been recorded in 2009 and 2008 if loans classified as nonaccrual or troubled debt restructuring had been current. Amounts reported for troubled debt restructurings represent the amount of interest lost as a result of restructuring in 2008 and 2009. None of the amounts reported were included in interest income.

	December 31, 2009	December 31, 2008
Nonaccrual interest	$1,318	$567
Troubled debt restructurings	$97	$—
Income Taxes
The effective income tax rates were (12.6%), (53.5%), and 25.7%, for 2009, 2008 and 2007, respectively. The change in rate for 2009 as compared to 2008 is due to a valuation allowance of $3,236 recorded in 2009 to offset the carrying value of deferred tax assets.
Due to the current economic condition and losses recognized over the last 18 months, the Company established during 2009 a valuation allowance against a portion of its deferred tax assets. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. The Company has sufficient taxable income available in carry back years to realize most of the 2009 federal net operating loss and some of the capital losses and has determined that it is more likely than not that there will be sufficient taxable income in future years to realize the remaining net deferred asset. However, if future events change the assumptions and estimates regarding the Company’s future earnings, an additional deferred tax asset valuation allowance may be established.
Analysis of Financial Condition
Total assets at December 31, 2009 were $704,683, a decrease of $10,643, or 1.5%, over 2008 year end assets of $715,326. Average assets for 2009 were $718,182, an increase of $62,402 or 9.5% over average assets for 2008.
The primary reasons for the decrease in total assets was a decrease in net loans offset by increases in cash and cash equivalents and other assets. Proceeds from payoff of loans were primarily used to reduce outstanding liabilities such as FHLB advances, federal funds purchased, and other borrowings. Proceeds from issuance of preferred stock also contributed to the Bank’s ability to reduce these liabilities. Changes for each major class of assets and liabilities are discussed below.
Loans
Gross loans (excluding mortgage loans held for sale) decreased from $570,113 at December 31, 2008, to $540,753 at December 31, 2009, a decrease of $29,360, or 5.1%. Mortgage loans held for sale at December 31, 2009, were $5,172 compared to $6,107 at December 31, 2008, a decrease of $935. The overall decrease in loans was primarily due to regular loan payments outpacing demand for new loans for most of 2009, transfer of certain loans to other real estate owned, and higher loan chargeoffs. The decrease in loan demand is due to the effects of the economy during 2009. The most significant decreases in loans were in real estate construction loans, commercial, financial, and agricultural loans, and consumer loans. Decreases in those categories were offset by increases in commercial real estate and 1-4 family residential loans. The increase in commercial real estate loans was primarily the result of construction loans maturing and converting to commercial real estate loans. The continuing effects of the recessionary economic environment in 2009 reduced the number of new construction loans during 2009, resulting in a significant drop in real estate construction loans. Decreases in other loan categories are primarily the result of regular loan payments and a significant decrease in loan demand in these categories as well. The Company expects the growth in commercial real estate to level off and growth in 1-4 family loans to continue throughout 2010.

Of the total loans of $540,753 in the portfolio as of year end 2009, $238,581, or 44.1% were variable rate loans and $302,172 were fixed rate loans.
On December 31, 2009, the Company’s loan to deposit ratio (including mortgage loans held for sale) was 90.1%, compared to 96.1% in 2008. The loan to asset ratio (including mortgage loans held for sale) was 77.5% for 2009, compared to 80.6% in 2008. Management expects loan demand to remain low throughout the first half of 2010, resulting in further reduction of gross loans. Management anticipates this trend will continue until there are indicators of significant improvements in the overall economy, leading customers to begin spending more resulting in increased demand. If the Company’s deposit growth continues to outpace its loan demand, the Company’s net interest margin may be adversely affected as the funds from these deposits may be invested in securities and other interest earning assets that offer lower yields than loans.
The following table presents various categories of loans contained in our loan portfolio for the periods indicated and the total amount of all loans for such period:

	2009	2008	2007	2006	2005
Real estate
Construction	$120,340	$152,937	$140,905	$93,704	$61,530
1-4 family residential	168,029	163,211	151,478	96,309	79,634
Commercial	172,840	162,475	116,327	90,147	69,549
Other	4,382	4,779	4,567	3,009	894
Commercial, financial and agricultural	54,628	62,674	50,240	46,942	36,601
Tax exempt	239	354	—	—	—
Consumer	11,045	13,965	14,969	11,560	10,803
Other	9,250	9,718	12,122	7,302	407

Total loans	$540,753	$570,113	490,608	348,973	259,418

Allowance for loan losses	(13,347)	(8,981)	(6,086)	(4,259)	(3,268)

Total loans (net of allowance)	$527,406	$561,132	$484,522	$344,714	$256,150

The following is a presentation of an analysis of maturities of loans as of December 31, 2009:

	Due in 1	Due in 1	Due after
Type of Loan	year or less	to 5 years	5 Years	Total
Commercial, financial and agricultural	$27,386	$24,788	$2,454	$54,628
Commercial real estate	40,426	126,190	6,224	172,840
Real estate-construction	105,652	14,372	316	120,340

Total	$173,464	$165,350	$8,994	$347,808

The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2009 for the loan types mentioned above:

Loans due after 1 year with predetermined interest rates	$170,085
Loans due after 1 year with floating, or adjustable, interest rates	4,259

$174,344

Asset Quality
The following table presents information regarding impaired, nonaccrual, past due and restructured loans at the dates indicated:

			December 31,
	2009	2008	2007	2006	2005
Loans considered by management as impaired:
Number	82	67	67	38	20
Amount	$32,782	$4,201	$3,945	$1,416	$117

Loans accounted for on nonaccrual basis:
Number	47	59	63	27	12
Amount	$25,510	$3,357	$2,764	$1,059	$508

Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:
Number	—	5	—	—	—
Amount	$—	$7	$—	$—	$—

Loans defined as “troubled debt restructurings”
Number	1	—	—	—	—
Amount	$3,634	$—	$—	$—	$—

Other classified loans not classified as impaired	$28,613	$16,787	$4,882	$—	$—
As of December 31, 2009, there were $28,613 in loans classified by management as “watch,” “special mention” or “substandard” which (i) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity, or capital resources, or (ii) represent material credits about which management is not aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms; however, these loans have not reached a point where management considers them to be nonperforming or impaired.
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

	2009	2008	2007	2006	2005
Nonaccrual interest	$1,318	$567	$355	$144	$30
The commercial real estate market has declined significantly as a result of the local and national economic recession that began during 2008 and has continued through 2009. Real estate related loans, including commercial real estate loans, residential construction and residential development and 1-4 family residential loans, comprised almost 85% of the Company’s loan portfolio at December 31, 2009. Market conditions for residential development and residential construction have seen substantial declines due to the effects of the recession on individual developers, contractors and builders. In addition, the local market, particularly in Maury County, has seen significantly weaker demand for residential housing. Some of this weaker demand may be attributable to the closing of General Motors’ Spring Hill Manufacturing assembly plant in the fourth quarter of 2009 and the related uncertainty regarding employment levels within the County. In the short term, the Company anticipates the market conditions for residential development and residential construction to remain depressed, and loan growth in the residential loan portfolio is expected to lag historical growth levels or decline. Credit quality will also continue to decline. The Company has identified specific credit issues within the residential development and residential construction loan portfolio particularly borrowers that are residential builders and developers or subdividers of land. These issues are primarily the result of the decline in demand for residential properties. Management and the Board seek to monitor market conditions and risks identified within the loan portfolio, particularly within these key areas. The increase in risk associated with the loan portfolio as a result of economic conditions and specifically identified credit issues contributed to the increase in the Company’s allowance for loan losses, net charge offs and provision for loan losses in 2009.
Nonperforming loans are defined as nonaccrual loans, loans still accruing but past due 90 days or more, and restructured loans. The following table presents information regarding nonperforming loans at the dates indicated:

	2009	2008	2007	2006	2005
Loans secured by real estate	$28,335	$2,868	$2,301	$843	$436

Commercial, financial and agricultural	789	300	194	191	34
Consumer	20	194	256	25	—
Other	—	2	13	—	38

Total	$29,144	$3,364	$2,764	$1,059	$508

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
Other real estate owned increased $3,221 to $11,262 at December 31, 2009 compared to $8,041 at December 31, 2008. The increase in other real estate is due to the effects of the recession during 2008 on individual borrowers, both single family and developers, resulting in an increase in foreclosures. Included in the balance at year end 2009 are loans totaling $171 that were originated to facilitate the sale of other real estate. Under current accounting rules, loans of this nature must be reported as other real estate owned until the loan to value ratio is below a certain level, depending on the type of loan. $87 of the reclassified loans are performing in accordance with the loan agreement. Interest income from those loans is included in loan interest income. At December 31, 2008, loans reclassified as other real estate owned totaled $2,269. Management is working to sell the properties that are owned in order to recover the Bank’s investment in the loans that ultimately resulted in foreclosure. It is possible that the balance of other real estate owned could increase during 2010 due to the continuing economic recession, as well as the potential negative impact of the closure of the GM assembly plant. The resulting additional foreclosures and low demand for both residential and commercial properties could require the Bank to hold its other real estate owned for a longer period of time, which could lead to increased noninterest expense. The Company makes every effort to avoid foreclosure, particularly for owner occupied residential properties. The increase in other real estate owned during 2009 will likely negatively impact interest income in 2010 due to other real estate being considered a non-earning asset and an increase in noninterest expense due to expenses associated with maintaining the properties that are owned.
Also included in the balance of other real estate owned is $484 of Bank property that was previously intended to be used as a future branch location. The property is no longer intended to be used for that purpose and is held for disposal as of December 31, 2009.

Summary of Loan Loss Experience
An analysis of our loss experience is furnished in the following table for each of the periods ended December 31 indicated, as well as a breakdown of the allowance for loan losses:

	2009	2008	2007	2006	2005
Balance at beginning of period	$8,981	$6,086	$4,259	$3,268	$2,740
Increase due to acquisition of First National	—	—	730	—	—

Charge offs:
Commercial, financial and agricultural	(2,336)	(449)	(86)	(8)	(98)
Real estate-construction	(1,631)	(1,621)	—	—	—
Real estate-1 to 4 family residential	(2,077)	(410)	(47)	—	(14)
Real estate-commercial	(269)	—	(2)	—	—
Real estate-other	—	—	—	—	—
Consumer and other loans	(444)	(273)	(77)	(42)	(121)

	(6,757)	(2,753)	(212)	(50)	(233)

Recoveries:
Commercials, financial and agriculture	6	3	27	—	—
Real estate-construction	3	7	—	—	—
Real estate-1 to 4 family residential	114	47	—	1	25
Real estate-commercial	—	—	—	—	—
Real estate-other	—	—	—	—	—
Consumer and other loans	79	63	23	22	53

	202	120	50	23	78

Net charge offs	(6,555)	(2,633)	(162)	(27)	(155)

	2009	2008	2007	2006	2005
Provision for loan losses	10,921	5,528	1,259	1,018	683

Balance at end of period	$13,347	$8,981	$6,086	$4,259	$3,268

Ratio of net charge offs during the period to average loans outstanding during the period	1.17%	0.49%	0.04%	0.01%	0.07%

Ratio of nonperforming loans to total loans	3.72%	0.59%	0.56%	0.30%	0.20%
Ratio of impaired loans to total loans	5.44%	0.74%	0.80%	0.41%	0.05%
Ratio of allowance for loan losses to total loans	2.47%	1.58%	1.24%	1.22%	1.26%
At December 31, of each period presented below, the allowance was allocated as follows:

	2009	2008	2007	2006	2005
Commercial, financial and agricultural	$1,199	$1,015	$596	$547	$458
Real-estate-construction	6,362	3,031	1,611	1,053	772
Real-estate-1-4 family	3,237	3,045	2,089	1,266	1,038
Real-estate-commercial	1,736	1,218	1,342	1,110	871
Consumer and other loans	595	672	448	283	129
Unallocated	218	—	—	—	—

Total	$13,347	$8,981	$6,086	$4,259	$3,268

At December 31, of each period presented below, loan balances by category as a percentage of gross loans were as follows:

	2009	2008	2007	2006	2005
Commercial, financial and agricultural	10.1%	11.0%	10.2%	13.5%	14.1%
Real-estate construction	22.3%	26.8%	28.7%	26.9%	23.7%
Real-estate 1-4 family	31.1%	28.6%	30.9%	27.6%	30.7%
Real-estate commercial	32.0%	28.5%	23.7%	25.8%	26.8%
Consumer and other loans	4.5%	5.1%	6.5%	6.2%	4.7%

Total (1)	100.00%	100.00%	100.0%	100.0%	100.0%

(1)	Does not include mortgage loans held for sale
Allowance for Loan Losses
The allowance for loan losses increased $4,366 or 48.6% to $13,347 at December 31, 2009 compared to $8,981 at December 31, 2008. The increase in the allowance was based on the factors discussed in the Asset Quality section above. In considering the adequacy of our allowance for loan losses, management has focused on changes in the economy at local and national levels that can bear an impact on the overall risk associated with our loan portfolio as well as increases in specific credit risks identified in our loan portfolio as a result of the changes in market conditions.
Although our loan portfolio is concentrated in Middle Tennessee, management does not believe this geographic concentration presents an abnormally high risk. At December 31, 2009 the following loan concentrations exceeded 10% of total loans: commercial real estate loans, 1-4 family residential loans, construction loans, and commercial, financial, and agricultural loans. Management does not believe that this loan concentration presents an abnormally high risk. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.
Securities
At December 31, 2009, we owned $75,972 in securities, compared to $76,497 at year end 2008. The $525 decrease in total securities in 2009 was primarily a result of proceeds from maturities and prepayments received during the year that were not reinvested in additional securities. The unrealized gains on securities at year end 2009 were $173, net of tax. The investment portfolio was 10.8% of total assets at December 31, 2009 compared to 10.7% for 2008. All of the Company’s securities are classified as available for sale. The Company’s investment portfolio is used to provide interest income and liquidity and for pledging purposes to secure public fund deposits.
Management evaluates securities for other-than-temporary impairment on at least a quarterly basis and the investment committee makes such an evaluation on an annual basis. These evaluations are made more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the Company’s intent to sell or it is more likely than not it will be required to sell the security before its anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
At year end 2009, 22.1% of the Company’s securities available for sale were reported at an unrealized loss. In the event that securities were to be sold for liquidity purposes, there are sufficient holdings not in an unrealized loss position that could be sold, so that the Company would not be forced to sell the securities reporting an unrealized loss. The Company is further limited in the amount of securities that can be sold due to pledging requirements for Bank liabilities. Management considers security holdings in excess of our pledging requirement to be available for liquidity purposes. Sale of such holdings would not impair our ability to hold the securities reporting an unrealized loss until the loss is recovered or until maturity.
At year end 2009, the Company held $5,000 in trust preferred securities issued by Tennessee Commerce Statutory Trust. Other than this investment, the Company did not hold securities of any one issuer, other than U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity as of December 31, 2009 or 2008.
The carrying value of securities at December 31 is summarized as follows:

	December 31, 2009		December 31, 2008		December 31, 2007
	Amount	% of Total	Amount	% of Total	Amount	% of Total
U.S. Government sponsored entities	$1,008	1.3%	$4,496	5.9%	$15,919	19.6%
Mortgage-backed securities	58,770	77.4%	54,783	71.6%	54,119	66.9%
State and municipals	7,780	10.2%	8,457	11.0%	6,233	7.7%
Other debt securities	8,414	11.1%	8,761	11.5%	4,662	5.8%

Total	$75,972	100.0%	$76,497	100.0%	$80,933	100.0%

The following table presents the carrying value by maturity distribution of the investment portfolio, along with weighted average yields thereon, as of December 31, 2009:

	Within	1-5	5-10	Beyond
	1 Year	Years	Years	10 Years	Total
U.S. Government sponsored entities	$—	$1,008	$—	$—	$1,008
State and municipals	—	—	3,249	4,531	7,780
Other debt securities	—	4,725	914	2,775	8,414

Total debt securities	$—	$5,733	$4,163	$7,306	$17,202

Weighted average yield(tax equivalent)	—	5.39%	6.27%	8.51%	6.78%

Mortgage-backed securities- residential					$58,770

Weighted average yield					4.93%

Premises and Equipment
In 2009, fixed assets decreased $1,455 to $16,798 from $18,253 at December 31, 2008. The largest component of the decrease in fixed assets was regular depreciation of fixed assets.
Rent expense was $390 in 2009, compared to $409 in 2008. The decrease was primarily due to renewal of the lease on the Rutherford County branch at a lower rate and elimination of one ATM location at the end of its lease term during 2009.
Deposits
We rely on having a growing deposit base to fund loan and other asset growth. Total deposits were $606,196 at December 31, 2009, compared to $559,318 at December 31, 2008. The following table sets forth the composition of the deposits at December 31:

	2009		2008
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$44,415	7.3%	$45,848	7.7%
Interest-bearing demand accounts	88,339	14.6%	88,426	14.7%
Savings accounts	18,794	3.1%	18,508	3.1%
Time deposits greater than $100	197,006	32.5%	167,708	28.0%
Other time deposits	257,642	42.5%	278,828	46.5%

Total	$606,196	100.0%	$599,318	100.0%

The majority of deposits continue to be in time deposits. Time deposits (CDs and IRAs) totaled $454,648, or 75.0% of total deposits. Time deposits less than $100 were $257,642 at December 31, 2009, which is a decrease of $21,186 from year end 2008. The decrease in time deposits less than $100 was primarily due to a reduction in national market CDs and the increase in FDIC insurance limits, which increased temporarily from $100 per depositor to $250 per depositor in 2008. The increase in the insurance limit lead some customers who maintain only deposits that are fully insured by the FDIC to increase their total deposits at the Bank, which caused their accounts to be classified as more than $100.
Total brokered time deposits were $55,407 at December 31, 2009 with a weighted average rate of 1.94% compared to $52,038 in 2008, with a weighted rate of 3.04%. Management chose to increase broker deposits due to a favorable rate environment compared to national market time deposits and core customer deposits, early in the year.
Personal CDs were $246,522 at December 31, 2009 with a weighted average rate of 2.56%. Personal time deposits (CDs and IRA accounts) increased $51,778 over the 2008 balance of $194,744 with an average rate of 3.44% The increase in personal CDs is primarily due to the effects of the economic recession and CD rate specials offered during 2009. In periods of economic recession, individuals tend to save more than they do in periods of growing economic activity. As a result, the market becomes flooded with excess cash. The excess cash tends to drive down rates offered for personal CDs. The increase in personal deposits allowed the Bank to eliminate a significant amount of national market CDs during the year.
Broker deposits increased from 8.7% to 9.1% of total deposits during 2009. National market CDs decreased from 14.3% to 6.4%of total deposits during 2009. At December 31, 2009, national market time deposits totaled $86,648 with a weighted average rate of 2.6% compared to $121,572 with a weighted average rate of 4.13% at December 31, 2008.

At December 31, 2009, we had $451,982 in time deposits maturing within two years, of which $55,407 were brokered deposits. Time deposits maturing within one year of December 31, 2009 were $435,818, or 95.9% of total time deposits. If we are not able to retain these deposits at maturity, or attract additional deposits at comparable rates, we may be required to seek higher cost deposits to replace these deposits which could negatively impact our net interest margin. The weighted average cost of all deposit accounts was 2.46% in 2009 compared to 3.27% in 2008. The weighted average rate on time deposits was 3.07% in 2009, compared to 4.18% in 2008. Management expects to seek short-term time deposit funding to match variable rate loans. These efforts, if successful, are expected to reduce interest rate risk and expand our net interest margin. If the FDIC issues a formal enforcement action with respect to the Bank as a result of its and the TDFI’s examination conducted during the first quarter of 2010, and that formal enforcement action requires the Bank to maintain capital at levels above those required in order to be well capitalized under the FDICIA, the Bank would be limited in its ability to accept or renew brokered deposits or to pay interest on deposits above proscribed rates. The Bank may also be limited in its ability to make significant changes to its funding sources, including its use of brokered deposits, by whatever enforcement action, if any, the Company becomes subject to regardless of whether issued by the FDIC or TDFI.
The following tables present, at December 31 for each of the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

	2009		2008		2007
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Amount	Paid	Amount	Paid	Amount	Paid
Noninterest-bearing demand deposits	$44,543	n/a	$48,964	n/a	$38,112	n/a

Interest-bearing demand accounts	83,763	0.93%	88,167	1.55%	61,043	2.75%
Savings deposits	19,273	0.20%	20,717	0.61%	12,550	1.17%
Time deposits	464,656	3.07%	400,105	4.18%	316,556	5.28%
Contractual Obligations
The Company has the following contractual obligations as of December 31, 2009:

	Less than	1 – 3	3 – 5	More than
	1 year	years	years	5 years	Total
Operating leases	$342	$609	$393	$2,736	$4,080
Time deposits	435,818	17,618	1,133	79	454,648
Long term borrowings	6,000	3,000	8,000	23,000	40,000
Repurchase agreements	—	—	7,000	—	7,000
Preferred stock dividends (1)	970	1,940	1,940	1,131	5,981

Total	$443,130	$23,167	$18,466	$26,946	$511,709

(1)	Reflects payments due on shares issued through the CPP on February 27, 2009. Amounts presented assume that the preferred stock will be fully redeemed on February 26, 2014.

Short-Term Borrowings
The table below includes certain information related to borrowed funds with original maturities of less than one year. The short-term borrowings are made up of federal funds purchased, a cash management line, and a short-term fixed maturity borrowing.

	2009	2008	2007
Balance at year-end	$—	$21,000	—
Weighted average interest rate at year-end	—%	1.17%	—
Maximum outstanding at any month-end during the year	$23,835	$25,594	$14,199
Average amount outstanding	$3,067	$10,537	$4,699
Weighted average rates during the year	1.49%	1.92%	5.52%
Subordinated Debentures
In 2002, the Company issued $3,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a private offering of trust preferred securities. The securities mature on December 31, 2032; however, the Company can currently repay the securities at any time without penalty. The interest rate on the subordinated debentures as of December 31, 2009 was 3.75%. The subordinated debentures bear interest at a floating rate equal to the New York Prime rate plus .50 basis points. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. They are presented in liabilities on the balance sheet and count as Tier 1 capital for regulatory capital purposes. Debt issuance costs of $74 have been capitalized and are being amortized over the term of the securities. Principal officers, directors, and their affiliates at year end 2009 and 2008 owned $700 of the $3,000 subordinated debentures. The proceeds from this offering were utilized to increase the Bank’s capital by $3,000.
In 2005, the Company issued $5,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a pool offering of trust preferred securities. These securities mature on September 15, 2035, however, the maturity may be shortened to a date not earlier than September 15, 2010. The interest rate on the subordinated debentures as of December 31, 2009 was 1.75%. The subordinated debentures bear interest at a floating rate equal to the 3-Month LIBOR plus 1.50%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. They are presented in liabilities on the balance sheet and count as Tier 1 capital for regulatory purposes. There was no debt issuance cost in obtaining the subordinated debentures. The proceeds from the pooled offering were used to increase the Bank’s capital.
In 2007, the Company issued $15,000 of redeemable subordinated debentures through a special purpose entity as part of a pooled offering of trust preferred securities. These subordinated debentures mature in 2037, however, the maturity may be shortened to a date not earlier than December 15, 2012. The interest rate on the subordinated debentures is 7.96% until December 15, 2012, and thereafter the subordinated debentures bear interest at a floating rate equal to the 3-month LIBOR plus 3.0%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. They are presented in liabilities on the balance sheet and $6,519 count as Tier I capital and the remaining $8,481 is considered as Tier II capital for regulatory purposes. There was no debt issuance cost in obtaining the subordinated debentures. The proceeds were used to help fund the acquisition of First National.
The portion of subordinated debentures qualifying as Tier I capital is limited to 25% of total Tier I capital. Subordinated debentures in excess of the Tier I capital limitation generally qualify as Tier II capital.

Liquidity
Our liquidity, primarily represented by cash and cash equivalents, is a result of our operating, investing and financing activities. These activities are summarized below for the three years ended December 31:

	2009	2008	2007
Net income (loss)	$(9,572)	$(1,290)	$2,380
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities	10,075	(911)	1,490

Net cash provided by (used in) operating activities	254	(2,201)	3,870
Net cash from investing activities	15,960	(86,451)	(116,771)
Net cash from financing activities	(4,905)	81,178	125,113

Net change in cash and cash equivalents	11,309	(7,474)	12,212

Cash and cash equivalents at beginning of period	19,811	27,285	15,073

Cash and cash equivalents at end of period	$31,120	$19,811	$27,285

The adjustments to reconcile net loss to net cash from operating activities in 2009 were a $1,135 gain on sale of securities, $70,762 of mortgage loans originated for sale and proceeds from the sale of mortgage loans of $71,720 which resulted in a gain of $1,110, provisions for loan loss of $10,921, and deferred income tax benefit of $1,205. The adjustments to reconcile net loss to net cash from operating activities in 2008 primarily consist of mortgage banking activities, gain on sale of securities, deferred income tax benefit and provisions for loan losses. The significant components of operating activities for 2008 were $68,024 of mortgage loans originated for sales and proceeds from the sale of mortgage loans of $63,354 which resulted in a gain of $1,025, provisions for loan loss of $5,528, and deferred income tax benefit of $1,590.
Significant components of investing activities during 2009 were net loan payoffs of $15,937 and purchases of securities available for sale of $81,790, offset by the proceeds from the maturities and redemptions of securities available for sale of $38,006 and sales of $44,509 of investment securities, net investment in time deposits in other financial institutions of $3,993. Significant components of investing activities during 2008 were net loan originations of $86,407 and purchases of securities available for sale of $34,634, offset by the proceeds from the maturities and redemptions of securities available for sale of $17,277 and sales of $22,194 of investment securities.
Significant financing activities during 2009 included repayment of FHLB advances of $18,000, issuance of preferred stock for $17,702, repayment of federal funds purchased of $9,000, net increase in deposits of $6,878, and repayment of other borrowed funds of $4,835. Significant financing activities during 2008 included net increase in deposits of $40,015, net proceeds from Federal Home Loan Bank advances of $21,000, net proceeds from federal funds purchased of $9,000, proceeds of $4,325 in other borrowed money, and $7,000 in proceeds from a repurchase agreement.
Liquidity refers to our ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the statement of cash flows, our main sources of cash flow are receipts of deposits from our customers and, to a lesser extent, repayment of loan principal and interest income on loans and securities.

The primary uses of cash are lending to Company’s borrowers and investing in securities and short-term interest earning assets. In 2009, loan repayments were greater than demand for new loans, which provided additional liquidity to pay off outstanding liabilities such as federal funds purchased, FHLB advances, and other borrowed money. In addition to proceeds from loan repayments, proceeds from issuance of preferred stock also contributed to the Company’s ability to repay the liabilities mentioned. The Company anticipates loan repayments to continue to outpace loan demand for the first few months of 2010 followed by repayments and new demand virtually equalizing, causing overall loan balances to remain steady for the last few months of 2010.
We consider our liquidity sufficient to meet our outstanding short and long-term needs. We expect to be able to fund or refinance, on a timely basis, our material commitments and long-term liabilities.
Off-Balance Sheet Arrangements
At December 31, 2009, we had unfunded loan commitments outstanding of $32,938 and unfunded letters of credit of $10,047. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If we needed to fund these outstanding commitments, we have the ability to liquidate federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, we could sell participations in these or other loans to correspondent banks.
Capital Resources
Our total shareholders’ equity at December 31, 2009, was $43,645 compared to $36,035 at December 31, 2008, and $37,173 at December 31, 2007. The factors that changed shareholders’ equity in 2009 were the issuance of 17,806 shares of preferred stock through participation in the U.S. Treasury’s CPP discussed further below, which increased shareholder’s equity by $17,702. Offsetting these increases in shareholders’ equity was a net operating loss of $9,572 and a cash dividend of $121.
As of December 31, 2009, and December 31, 2008, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Our consolidated total capital to risk-weighted assets ratios for year end 2009 and 2008 were 12.06% and 9.81%. Our consolidated Tier 1 to risk weighted assets ratios were 9.25% and 6.72% at year end 2009 and 2008, respectively. Also, our Tier 1 to average assets ratios were 7.26% and 6.00% at year end 2009 and 2008 respectively. The subordinated debentures, issued in 2002, 2005 and 2007 increased Tier 1 capital, giving the Bank the opportunity to continue its asset growth. The preferred shares issued in 2009 helped the Company to maintain its capital ratios despite the net operating loss for 2009.
During the first quarter of 2010, the Bank was subject to a joint examination by the FDIC and the TDFI. Based on initial findings presented to the Company’s management, the Company expects that either the FDIC or the TDFI or both will require the Bank to agree to certain improvements in its operations, particularly in relation to asset quality matters, and to certain limitations on its growth and significant changes to its funding sources, including its use of brokered deposits. The Company also believe that the Bank will be required to agree to maintain or increase capital to levels above those required to be considered well capitalized under the prompt corrective action provisions of the FDICIA and to refrain from paying dividends to the Company without the prior approval of the FDIC and/or the Commissioner of the TDFI. The Company does not know at this time what minimum levels of capital the regulators will require. If the requirement to maintain higher capital levels than those required to be well capitalized under the prompt corrective action provisions of the FDICIA is contained in a formal enforcement action of the FDIC, the Bank will be subject to additional limitations on its operations including its ability accept or renew brokered deposits or to pay interest on deposits above proscribed rates.

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides the U. S. Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the EESA is the CPP, which provides for direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.
The Company applied to participate in the program during the fourth quarter of 2008 and received notification of approval for the program in the first quarter of 2009. Under the terms of the program, the U.S. Treasury purchased $17,806 in Senior Preferred shares of the Company on February 27, 2009. The Senior Preferred shares have a cumulative dividend rate of 5% per year, until the fifth anniversary of the U.S. Treasury’s investment, and a dividend rate of 9% thereafter. In addition, under the terms of the agreement, the Company issued warrants to the U.S. Treasury to purchase additional preferred shares equal to 5% of the investment in Senior Preferred shares at a discounted exercise price. The U.S. Treasury exercised the warrant immediately upon investment in the Senior Preferred shares. The Warrant Preferred shares have a cumulative dividend rate of 9% per year until redeemed. Dividends on both the Senior Preferred and the Warrant Preferred shares are required to be paid quarterly.
Dividend requirement for the preferred shares in years 2010 through 2013 are $970; 2014, $1,564; 2015 through redemption of the shares $1,683 per year. The increase in 2014 is due to the increase in the dividend rate on the Senior Preferred shares. The Company is able to redeem all or a portion of the Senior Preferred shares at any time but may not redeem the Warrant Preferred shares unless all of the Senior Preferred shares have been redeemed. The required dividends in future periods would be reduced for any redemptions.
Because the Bank incurred losses in 2009 and 2008, the Bank will be unable to pay dividends to the Company, including, if necessary, dividends to support the Company’s payment of interest on its subordinated debentures and dividends on the Senior Preferred or Warrant Preferred Shares without prior approval by the Commissioner of the Tennessee Department of Financial Institutions. In addition, the Bank may be limited in its ability to pay dividends to the Company by the terms of any enforcement action issued by the FDIC or the TDFI with respect to the Bank, including as a result of the recent joint examination of the Bank by the TDFI and the FDIC.
Return on Equity and Assets
Returns on average consolidated assets and average consolidated equity and the ratio of average equity to average assets and the dividend payout ratio for the periods indicated are as follows:

	2009	2008	2007
Return on average assets	(1.33%)	(.20%)	0.47%
Return on average equity	(19.96%)	(3.45%)	6.77%
Average equity to average assets ratio	6.68%	5.70%	7.04%
Dividend payout ratio	n/m	n/m	29.24%

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
Management uses a gap simulation model that takes cash flows into consideration. These include mortgage-backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing our pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest-bearing deposits that is actually repriceable within a year. Our cumulative one year gap position at December 31, 2009, was (6.2%) of total assets. Our policy states that our one-year cumulative gap should not exceed 15% of total assets.
At year end 2009, $413,122 of $627,284 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year totaled $369,974, or 68.4% of total loans at December 31, 2009. We had $25,565 of loans maturing or repricing after five years. As of December 31, 2009, we had $435,818 in time deposits maturing or repricing within one year.
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

December 31, 2009
Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease) in net interest income	3.20%	1.70%	(0.14%)	(0.09%)

December 31, 2008
Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease) in net interest income	5.97%	3.05%	(3.45%)	(7.66%)
There are fewer dollars at risk in income in 2009 if rates go down 200 bps, compared to 2008. There are fewer dollars at risk in income in the rate shock simulation when rates rise compared to 2009 and 2008.
Although interest rates are currently very low, the Company believes a -200 bps rate shock is an effective and realistic test since interest rates on many of the Company’s loan still have the ability to decline 200 bps. For those loans that have floors above the -200 bps rate shock, the interest rate would be the floor rate. All deposit account rates would likely fall to their floors under the -200 bps rate shock as well.
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

December 31, 2009
Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease) in equity at risk	(5.10%)	(2.00%)	1.70%	(1.40%)

December 31, 2008
Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease) in equity at risk	(8.30%)	(3.50)	1.10%	(0.50%)
There was less impact on equity at risk in the economic value of equity simulation between 2009 and 2008.
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
The following consolidated financial statements of the Company, together with the Notes thereto and the Management Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm thereon, are included on pages F-1 to F-48 of this Annual Report on Form 10-K and are incorporated herein by reference:
•	Balance Sheets as of December 31, 2009 and 2008
•	Statements of Operations for the three years ended December 31, 2009
•	Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2009
•	Statements of Cash Flows for the three years ended December 31, 2009
•	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.(T)	CONTROLS AND PROCEDURES
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
There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended December 31, 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item 10 will appear in, and is hereby incorporated by reference to, the information under the headings “Proposal 1: Election of Directors-Directors Standing For Election and-Directors Continuing in Office,” “Executive Officers,” “Corporate Governance-Meetings and Committees of the Board of Directors-Audit Committee,” and “Security Ownership of Certain Beneficial Owners and Management-Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2010 annual meeting of shareholders.
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
The information required by this Item 11 will appear in, and is hereby incorporated by reference to, the information under the headings “Executive and Director Compensation” and “Corporate Governance-Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2010 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain of the information required by this Item 12 will appear in, and is hereby incorporated by referenced from, the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2010 annual meeting of shareholders.
Equity Compensation Plan Information
The following table set forth certain information as of December 31, 2009 regarding compensation plans under which our equity securities are available for issuance.

Number of
securities
	Number of		remaining available
	securities to be		for future issuance
	issued upon	Weighted average	under equity
	exercise of	exercise price of	compensation plans
	outstanding	outstanding	(excluding
	options, warrant	options, warrants	securities
	and rights	and rights	reflected in (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	215,930	$21.57	252,179
Equity compensation plans not approved by stockholders	—	—	—

	215,930	$21.57	252,179

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will appear in, and is hereby incorporated by reference to, the information under the headings “Certain Relationships and Related Transactions” and “Corporate Governance-Director Nomination Procedure and Director Independence” in our definitive proxy statement for the 2010 annual meeting of shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 will appear in, and is hereby incorporated by reference to, the information under the heading “Proposal 4-Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2010 annual meeting of shareholders.

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

COMMUNITY FIRST, INC.

Date: March 31, 2010	By:	/s/ Marc R. Lively
Marc R. Lively
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Eslick E. Daniel Eslick E. Daniel	Chairman of the Board	March 31, 2010

/s/ Marc R. Lively Marc R. Lively	President and Chief Executive Officer and Director (Principal Executive Officer)	March 31, 2010

/s/ Dianne Scroggins Dianne Scroggins	Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2010

/s/ Fred C. White Fred C. White	Director	March 31, 2010

/s/ W. Roger Witherow	Director	March 31, 2010
W. Roger Witherow

/s/ Bernard Childress Bernard Childress	Director	March 31, 2010

Signature	Title	Date

/s/ Stephen F. Walker Stephen F. Walker	Director	March 31, 2010

/s/ Randy A. Maxwell Randy A. Maxwell	Director	March 31, 2010

/s/ H. Allen Pressnell, Jr. H. Allen Pressnell, Jr.	Director	March 31, 2010

/s/ Dinah C. Vire Dinah C. Vire	Director	March 31, 2010

/s/ Vasant (Vince) G. Hari Vasant (Vince) G. Hari	Director	March 31, 2010

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
The management of Community First, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
Based on this assessment we believe that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria. This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

March 31, 2009	/s/ Marc R. Lively

(Date)	Marc R. Lively, President and Chief Executive Officer

March 31, 2009	/s/ Dianne Scroggins

(Date)	Dianne Scroggins, Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Community First, Inc.
We have audited the accompanying consolidated balance sheets of Community First, Inc. (the “Company”) as of December 31, 2009 and 2008 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community First, Inc. at December 31, 2009 and 2008 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ Crowe Horwath LLP

Brentwood, Tennessee
March 31, 2010

COMMUNITY FIRST, INC.
CONSOLIDATED BALANCE SHEETS
December 31
(Dollar amounts in thousands, except per share data)

	2009	2008
ASSETS
Cash and due from financial institutions	$14,530	$11,489
Federal funds sold	16,590	8,322

Cash and cash equivalents	31,120	19,811
Time deposits in other financial institutions	3,993	—
Securities available for sale	75,972	76,497
Loans held for sale	5,172	6,107
Loans	540,753	570,113
Allowance for loan losses	(13,347)	(8,981)

Net loans	527,406	561,132

Restricted equity securities	1,727	2,111
Premises and equipment	16,798	18,253
Goodwill	5,204	5,204
Core deposit and customer relationship intangibles	2,065	2,383
Accrued interest receivable	2,587	2,632
Bank owned life insurance	8,430	8,085
Other real estate owned, net	11,262	8,041
Other assets	12,947	5,070

Total assets	$704,683	$715,326

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$44,415	$45,848
Interest-bearing	561,781	553,470

Total deposits	606,196	599,318

Federal Home Loan Bank advances	17,000	32,000
Subordinated debentures	23,000	23,000
Other borrowed money	—	4,835
Accrued interest payable	2,511	3,165
Repurchase agreements	7,000	7,000
Federal funds purchased	—	9,000
Other liabilities	5,331	973

Total liabilities	661,038	679,291

Commitments and contingent liabilities (Note 19)
See accompanying notes to consolidated financial statements.
(Continued)

COMMUNITY FIRST, INC.
CONSOLIDATED BALANCE SHEETS
December 31
(Dollar amounts in thousands, except per share data)

	2009	2008
Shareholders’ equity
Senior preferred shares, no par value; 5% cumulative. Authorized 2,500,000 shares; 17,806 shares issued in 2009; 0 shares issued in 2008	17,806	—
Warrant preferred shares, no par value; 9% cumulative. 890 shares issued in 2009; 0 shares issued in 2008	890	—

Net discount on preferred stock	(759)	—

Total preferred stock	17,937	—
Common stock, no par value; 5,000,000 shares authorized; 3,269,924 shares issued in 2009; 3,208,321 shares issued in 2008	28,199	27,546
Retained earnings (accumulated deficit)	(2,664)	8,337
Accumulated other comprehensive income (loss)	173	152

Total shareholders’ equity	43,645	36,035

Total liabilities and shareholders’ equity	$704,683	$715,326

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

	2009	2008	2007
Interest income
Loans, including fees	$31,376	$34,713	$32,657
Taxable securities	3,272	2,891	2,004
Tax exempt securities	314	326	235
Federal funds sold and other	296	321	473

Total interest income	35,258	38,251	35,369

Interest expense
Deposits	15,083	18,222	18,545
Federal Home Loan Bank advances and federal funds purchased	699	886	1,082
Subordinated debentures and other	1,742	1,868	979

Total interest expense	17,524	20,976	20,606

Net interest income	17,734	17,275	14,763
Provision for loan losses	10,921	5,528	1,259

Net interest income after provision for loan losses	6,813	11,747	13,504

Noninterest income
Service charges on deposit accounts	2,027	2,130	1,644
Mortgage banking activities	1,110	1,025	1,212
Net gains on sale of securities	1,135	258	19
Investment services income	274	456	312
Earnings on bank owned life insurance policies	345	237	150
ATM income	122	135	113
Other customer fees	83	84	52
Other service charges, commissions, and fees	220	178	195

Total noninterest income	5,316	4,503	3,697
See accompanying notes to consolidated financial statements.
(Continued)

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

	2009	2008	2007
Noninterest expenses
Salaries and employee benefits	9,274	9,049	7,096
Regulatory and compliance expenses	1,728	445	254
Occupancy expense	1,513	1,459	864
Other real estate expense	1,816	260	156
Securities impairment loss	1,338	—	—
Furniture and equipment expense	1,039	1,013	721
Data processing	956	954	873
Operational expenses	881	902	763
Advertising and public relations	660	812	719
ATM expense	523	463	331
Audit, accounting and legal	537	481	368
Postage and freight	331	365	324
Amortization of intangible asset	318	429	—
Other employee expenses	245	306	235
Loan expense	232	133	139
Director expense	221	210	174
Miscellaneous chargeoffs	194	209	70
Other insurance expense	169	201	150
Miscellaneous taxes and fees	137	231	100
Correspondent bank charges	112	122	78
Other	855	979	582

Total noninterest expenses	23,079	19,023	13,997

Income (loss) before income taxes	(10,950)	(2,773)	3,204
Income tax (benefit) expense	(1,378)	(1,483)	824

Net income (loss)	$(9,572)	$(1,290)	$2,380

Preferred stock dividends	(816)	—	—
Accretion of preferred stock discount	(131)	—	—

Net income (loss) available to common shareholders	$(10,519)	$(1,290)	$2,380

Earnings (loss) per share
Basic	$(3.23)	$(0.40)	$0.75
Diluted	(3.23)	(0.40)	0.72
See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31
(Dollar amounts in thousands, except per share data)

				Retained	Accumulated
				Earnings	Other	Total
	Common		Common	(Accumulated	Comprehensive	Shareholders’
	Shares	Preferred Stock	Stock	Deficit)	Income (Loss)	Equity
Balance at December 31, 2006	3,015,540	$—	$21,989	$8,730	$(62)	$30,657

Stock offering, net of issuance costs	147,630	—	4,380	—	—	4,380
Exercise of stock options	5,617	—	61	—	—	61
Tax benefit arising from the exercised stock options	—	—	12	—	—	12
Stock based compensation expense		—
Restricted stock grants	173	—	22	—	—	22
Stock options	—	—	231	—	—	231
Cash dividend declared ($.22 per common share)	—	—	—	(696)	—	(696)
Comprehensive income		—

Net income	—	—	—	2,380	—	2,380
Other comprehensive income		—
Change in unrealized gain (loss) on securities available for sale, net of tax effects	—	—	—	—	126	126

Total comprehensive income		—				2,506

Balance at December 31, 2007	3,168,960	—	26,695	10,414	64	37,173

Exercise of stock options	22,600	—	152	—	—	152
Stock based compensation expense
Restricted stock grants	939	—	30	—	—	30
Stock options	—	—	196	—	—	196
Issuance of shares of common stock through dividend reinvestment	2,198	—	66	(66)	—	—
Retirement of shares of common stock	(4,133)	—	(124)	—	—	(124)
Sale of shares of common stock	2,199	—	64	—	—	64
Stock dividends declared ($0.15 per common share)	15,558	—	467	(467)	—	—
Cash dividend ($0.10 per common share)	—	—	—	(254)	—	(254)
Comprehensive income

Net income (loss)	—	—	—	(1,290)	—	(1,290)
Other comprehensive income
Reclassification adjustment for realized gains included in net income	—	—	—	—	(159)	(159)
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	247	247

Total comprehensive income (loss)		—				(1,202)

Balance at December 31, 2008	3,208,321	$—	$27,546	$8,337	$152	$36,035

See accompanying notes to consolidated financial statements.
(Continued)

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31
(Dollar amounts in thousands, except per share data)

				Retained	Accumulated
				Earnings	Other	Total
	Common	Preferred	Common	(Accumulated	Comprehensive	Shareholders’
	Shares	Stock	Stock	Deficit)	Income (Loss)	Equity
Balance at December 31, 2008	3,208,321	$—	$27,546	$8,337	$152	$36,035

Exercise of stock options	41,145	—	14	—	—	14
Sale of shares of common stock	1,402	—	24	—	—	24
Stock based compensation expense		—
Restricted stock grants	999	—	30	—	—	30
Stock options	—	—	200	—	—	200
Issuance of shares of common stock through dividend reinvestment	2,335	—	47	(47)	—	—
Stock dividends declared ($0.10 per common share)	15,722	—	314	(314)	—	—
Cash dividend ($0.05 per common share)	—	—	—	(121)	—	(121)
Dividends declared on preferred stock	—	—	—	(816)	—	(816)
Recognized tax benefit of stock option activity	—	—	128	—	—	128
Issuance of preferred stock, net of issuance costs	—	17,806	(104)	—	—	17,702
Accretion of discount on preferred stock	—	131	—	(131)	—	—
Comprehensive income
Net income (loss)	—	—	—	(9,572)	—	(9,572)
Other comprehensive income
Reclassification adjustment for realized gains included in net income	—	—	—	—	(700)	(700)
Reclassification adjustment for other-than-temporary impairment losses included in net loss, net of income taxes	—	—	—	—	627	627
Change in unrealized gain on securities available for sale, net of tax effects	—	—	—	—	94	94

Total comprehensive income (loss)						(9,551)

Balance at December 31, 2009	3,269,924	$17,937	$28,199	$(2,664)	$173	$43,645

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$(9,572)	$(1,290)	$2,380
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation of premises and equipment	1,306	1,256	800
Amortization (accretion) on securities, net	271	9	(35)
Amortization of core deposit and customer relationship intangibles	318	429	—
Provision for loan losses	10,921	5,528	1,259
Deferred income tax (benefit)	163	(1,590)	(348)
Mortgage loans originated for sale	(70,762)	(68,024)	(82,697)
Proceeds from sale of mortgage loans	71,720	63,354	82,180
Gain on sale of loans	(1,110)	(1,025)	(1,212)
Gain on sale of securities	(1,135)	(258)	(19)
Other real estate writedowns and losses on sale	1,386	134	29
Federal Home Loan Bank stock dividends	—	(46)	(14)
Holding losses on loans held for sale	11	93	—
Decrease (increase) in accrued interest receivable	45	750	(243)
(Decrease) increase in accrued interest payable	(654)	(875)	1,421
Securities impairment loss	1,338	—	—
Stock based compensation	230	226	253
Earnings on bank owned life insurance policies	(345)	(237)	(150)
Tax benefit on exercise of stock options	(128)	—	(12)
Other, net	(3,749)	(635)	278

Net cash provided by (used in) operating activities	254	(2,201)	3,870

Cash flows from investing activities
Available for sale securities:
Sale of securities :
Mortgage-backed securities	40,036	20,202	—
Other	4,473	1,992	20,289
Purchases:
Mortgage-backed securities	(58,751)	(25,893)	(16,514)
Other	(23,039)	(8,741)	(15,306)
Maturities, prepayments, and calls:
Mortgage-backed securities	15,099	6,461	3,473
Other	22,907	10,816	16,980
Purchase of restricted equity securities	(278)	(655)	(139)
Redemption of restricted equity securities	—	30	—
Purchase of bank, net of cash acquired	—	—	(18,460)
Net (increase) decrease in loans	15,937	(86,407)	(102,243)
Proceeds from sale of other real estate owned	3,904	1,997	81
Additions to premises and equipment, net	(335)	(2,253)	(4,932)
Net change in time deposits in other financial institutions	(3,993)	—	—
Purchase of bank owned life insurance policies	—	(4,000)	—

Net cash from investing activities	15,960	(86,451)	(116,771)
See accompanying notes to consolidated financial statements.
(Continued)

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

	2009	2008	2007
Cash flows from financing activities
Increase in deposits	6,878	40,015	107,846
Proceeds from Federal Home Loan Bank advances	3,000	29,000	17,500
Repayment of Federal Home Loan Bank advances	(18,000)	(8,000)	(19,500)
Proceeds from issuance of subordinated debentures	—	—	15,000
Proceeds from other borrowed money	—	4,325	8,310
Proceeds from (repayment of) federal funds purchased	(9,000)	9,000	—
Proceeds from repurchase agreements	—	7,000	—
Repayments of other borrowed money	(4,835)	—	(7,800)
Proceeds from issuance of common stock	24	64	4,380
Proceeds from stock option exercises	14	152	61
Repurchase of common stock	—	(124)	—
Proceeds from issuance of preferred stock, net of issuance cost	17,702	—	—
Tax benefit on exercise of stock options	128	—	12
Cash paid for preferred stock dividends	(695)	—	—
Cash paid for common stock dividends	(121)	(254)	(696)

Net cash from financing activities	(4,905)	81,178	125,113

Net change in cash and cash equivalents	11,309	(7,474)	12,212

Cash and cash equivalents at beginning of period	19,811	27,285	15,073

Cash and cash equivalents at end of period	$31,120	$19,811	$27,285

Supplemental disclosures of cash flow information:
Cash paid during year for:
Interest	$18,178	$21,851	$19,185
Income taxes	26	830	1,130
Supplemental noncash disclosures
Transfer from loans to other real estate owned	8,016	9,474	703
Transfer from loans held for sale to portfolio loans	1,159	5,298	—
Issuance of common stock through dividend reinvestment	47	66	—
Dividends declared not paid	121	—	—
See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations and Principles of Consolidation: The consolidated financial statements include Community First, Inc. and its wholly-owned subsidiary, Community First Bank & Trust. The Bank’s sole subsidiary is Community First Title, Inc., a Tennessee chartered and regulated title insurance company. CFBT Investments, Inc. is the only subsidiary of Community First Title, Inc. and is the parent of Community First Properties, Inc., which was established as a Real Estate Investment Trust pursuant to Internal Revenue Service regulations. Community First Bank & Trust together with its subsidiaries are referred to as the “Bank”. Community First, Inc., together with the Bank are referred to as the “Company.” Intercompany transactions and balances are eliminated in consolidation.
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
Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, carrying values of other real estate owned, and fair values of financial instruments are particularly subject to change.
Cash Flows: Cash and cash equivalents include cash, demand deposits with other financial institutions, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, interest bearing deposits in other financial institutions, and federal funds purchased and repurchase agreements.
Interest-Bearing Time Deposits in Other Financial Institutions: Interest-bearing time deposits in other financial institutions mature within one year and are carried at cost.
Securities: Debt securities are classified as available for sale when they might be sold before maturity. Equity securities with readily determinable fair values are classified as available for sale. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.
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
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.
Loans Held for Sale: Mortgage loans originated and intended for sale in the secondary market are carried at fair value, as determined by outstanding commitments from investors. As of January 1, 2009, the Company elected the fair value option for loans held for sale. The fair value option was applied prospectively for loans originated for sale since January 1, 2009. The effect of the election in 2009 was not material.
Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of purchase discounts and an allowance for loan losses. Interest income is accrued on the unpaid principal balance.
Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to non-accrual status in accordance with the Company’s policy, typically after 90 days of non-payment.
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
Loans originated to facilitate the sale of other real estate owned that exceed a loan balance to collateral value ratio of more than a certain percentage, depending on the loan type, are reclassified as other real estate owned on the balance sheet. When the loan balance to collateral value becomes less than the threshold for that particular loan type, the loans are reported with other loans.
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
Concentration of Credit Risk: Most of the Company’s business activity is with customers located within Maury, Williamson, Hickman, and Rutherford Counties of Tennessee. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in those counties.
Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.
The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.
A loan is considered impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired. Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired. Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed. Impairment is measured on a loan by loan basis for commercial and construction loans by either the present value of expected future cash flows discounted at the loan’s effective interest rate, the loan’s obtainable market price, or the fair value of the collateral if the loan is collateral dependent. Large groups of smaller balance homogeneous loans are collectively evaluated for impairment. Accordingly, the Company does not separately identify individual consumer and residential loans for impairment disclosures. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.
Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are reported as other real estate owned and initially recorded at the lower of cost or fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.
Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 7 years.
Restricted Equity Securities: These securities consist of Federal Home Loan Bank (“FHLB”) stock. The Bank is a member of the FHLB system. Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. These securities are carried at cost, classified as restricted securities, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
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
Goodwill and Other Intangible Assets: Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.
Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from the Company’s acquisition of the First National Bank of Centerville, in Centerville, Tennessee (“First National”). These assets are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which was determined to be 15 years.
Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on changes in mortgage interest rates from the date the interest on the loan is locked. Changes in the fair values of these derivatives are included in noninterest income as mortgage banking activities.
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
The Company adopted guidance issued by the Financial Accounting Standards Board (“FASB”) as of January 1, 2007 relating to income tax positions. A tax position is recognized as a benefit only if it is “more likely than

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company’s adoption had no affect on the Company’s financial statements. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.
Retirement Plans: Supplemental employee retirement plan (“SERP”) expense is the net of service and interest cost. Employee 401(k) and profit sharing plan expense is the amount of matching contributions. The Company has matched 100% of the first 3% and 50% of the next 2% the employee contributes to their 401(k) annually.
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
Earnings per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.
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
Stock Dividends: A stock dividend of $0.10 per share, which resulted in 15,722 shares or 0.5% of outstanding shares was issued in the second quarter of 2009. All references to common shares and earnings and dividends per share have been restated to reflect the stock dividend as of the beginning of the earliest period presented.
Dividend Restriction: The Company’s primary source of funds to pay dividends to shareholders is the dividends it receives from the Bank. Applicable state laws and the regulations of the Federal Reserve Bank and the Federal Deposit Insurance Corporation regulate the payment of dividends. Under the state regulations, the amount of dividends that may be paid by the Bank to the Company without prior approval of the Commissioner of the Tennessee Department of Financial Institutions is limited in any one year to an amount

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
equal to the net income in the calendar year of declaration plus retained net income for the preceding two years; however, future dividends will be dependent on the level of earnings, capital and liquidity requirements and considerations of the Bank and Company. The Bank’s ability to make capital distributions in the future may require regulatory approval and may be restricted by its regulatory authorities. The Bank’s ability to make any such distributions will also depend on its earnings and ability to meet minimum regulatory capital requirements or higher regulatory capital requirements imposed by the Bank’s regulators in effect during future periods. These capital adequacy standards may be higher in the future than existing minimum regulatory capital requirements. The FDIC also has the authority to prohibit the payment of dividends by a bank when it determines such payments would constitute an unsafe and unsound banking practice.
Fair Value of Financial Instruments: Fair value of financial instruments is estimated using relevant market information and other assumptions, as more fully disclosed in Note 7. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.
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
Adoption of New Accounting Standards:
In September 2006, the FASB issued Statement No. 157, Fair Value Measurements (ASC 820-10). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement also establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard was effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, which is currently FASB ASC 820-10. This FSPdelayed the effective date of ASC 820-10 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The effect of adopting this new guidance was not material.
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, to replace Statement 162, The Hierarchy of Generally Accepted Accounting Principles, and to establish the FASB Accounting Standards CodificationTM as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission under authority of federal securities laws

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
are also sources of authoritative GAAP for SEC registrants. The Codification was effective for financial statements issued for periods after September 15, 2009.
In June 2008, the FASB issued FASB Staff Position EITF 03-6-1—Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ( ASC 260-10). This FASB Staff Position (FSP) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per share (EPS) under the two-class method. ASC 260-10 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method. This FSP was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this FSP. The effect of adopting this new guidance was not material.
In April 2009, the FASB issued Staff Position No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (ASC 320-10), which amended existing guidance for determining whether impairment is other-than-temporary for debt securities. The amendment requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) other-than-temporary impairment (“OTTI”) related to other factors, which is recognized in other comprehensive income and 2) OTTI related to credit loss, which must be recognized in the income statement. The credit loss is determined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. Additionally, disclosures about impairments for debt and equity securities were expanded. ASC 320-10 was effective for interim and annual reporting periods ended after June 15, 2009, with early adoption permitted for periods ended after March 15, 2009. The Company elected to early-adopt this FSP as of January 1, 2009. Adoption of this standard did not have a material impact on the Company’s financial statements.
In April 2009, the FASB issued Staff Position No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“ASC 820-10”). ASC 820-10 emphasizes that the objective of a fair value measurement does not change even when market activity for the asset or liability has decreased significantly. Fair value is the price that would be received for an asset sold or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. When observable transactions or quoted prices are not considered orderly, then little, if any, weight should be assigned to the indication of the asset or liability’s fair value. Adjustments to those transactions or prices would be needed to determine the appropriate fair value. ASC 820-10, which was applied prospectively, was effective for interim and annual reporting periods ended after June 15, 2009 with early adoption for periods ended after March 15, 2009. Adoption of this standard did not have a material impact on the Company’s financial statements.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Measuring Liabilities at Fair Value (ASC 820). This Update provides amendments to ASC 820 for the fair value measurement of liabilities by clarifying that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820. The amendments in this guidance also clarify that both a quoted price for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. The guidance was effective for the first reporting period (including interim periods) beginning after issuance. Adoption of this standard did not have a material impact on the Company’s financial statements.
Newly Issued Not Yet Effective Standards
In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (ASC 810-10). The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement were also amended and apply to transfers that occurred both before and after the effective date of this Statement. The effect of adopting this new guidance is expected to not be material.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 2 — SECURITIES AVAILABLE FOR SALE
The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at December 31, 2009 and 2008 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2009
U.S. government sponsored entities	$1,007	$1	$—	$1,008
Mortgage-backed — residential	58,087	763	(80)	58,770
State and municipals	7,652	140	(12)	7,780
Other	8,958	—	(544)	8,414

Total	$75,704	$904	$(636)	$75,972

2008
U.S. government sponsored entities	$4,400	$96	$—	$4,496
Mortgage-backed — residential	53,602	1,200	(19)	54,783
State and municipals	8,599	69	(211)	8,457
Other	9,641	—	(880)	8,761

Total	$76,242	$1,365	$(1,110)	$76,497

The proceeds from sales of securities and the associated gains and losses are listed below:

	2009	2008	2007
Proceeds	$43,259	$22,194	$20,289
Gross gains	1,140	258	28
Gross losses	(5)	—	(9)
Tax provision related to the net realized gains for 2009, 2008 and 2007 was $422, $99 and $7, respectively.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 2 — SECURITIES AVAILABLE FOR SALE (Continued)
The amortized cost and fair value of the investment securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31, 2009
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one through five years	6,006	5,733
Due after five through ten years	4,191	4,163
Due after ten years	7,420	7,306
Mortgage backed securities	58,087	58,770

Total	$75,704	$75,972

	December 31, 2008
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one through five years	9,400	9,496
Due after five through ten years	4,609	4,601
Due after ten years	8,631	7,617
Mortgage backed securities	53,602	54,783

Total	$76,242	$76,497

Securities pledged at year-end 2009 and 2008 had a carrying amount of $43,768 and $51,350 and were pledged to secure public deposits and repurchase agreements.
At year end 2009 and 2008, the Company held $5,000 in trust preferred securities issued by Tennessee Commerce Statutory Trust. Other than this investment, the Company did not hold securities of any one issuer, other than the U.S. Government sponsored entities, in an amount greater than 10% of shareholders’ equity as of December 31, 2009 or 2008.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 2 — SECURITIES AVAILABLE FOR SALE (Continued)
The following table summarizes the investment securities with unrealized losses at December 31, 2009 and 2008 by aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Mortgage-backed — residential	$6,465	$(80)	$—	$—	$6,465	$(80)
State and municipals	1,925	(12)	—	—	1,925	(12)
Other	—	—	8,414	(544)	8,414	(544)

Total temporarily impaired	$8,390	$(92)	$8,414	$(544)	$16,804	$(636)

	Less than 12 Months		12 Months or More		Total
2008	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Mortgage-backed — residential	$2,857	$(11)	$993	$(8)	$3,850	$(19)
State and municipals	4,734	(204)	443	(7)	5,177	(211)
Other	3,761	(880)	—	—	3,761	(880)

Total temporarily impaired	$11,352	$(1,095)	$1,436	$(15)	$12,788	$(1,110)

In the first quarter of 2009, the Company experienced losses of $1,338 related to impairment of common stock held by the Bank and issued by Silverton Financial Services, Inc. (“Silverton”) and trust preferred securities held by the Bank and issued by a trust affiliated with Silverton which are guaranteed by Silverton. On May 1, 2009, Silverton’s bank subsidiary, Silverton Bank, was placed into receivership by the Office of the Comptroller of the Currency after Silverton Bank’s capital deteriorated significantly in the first quarter of 2009. The Company does not anticipate that it will recover any of the Bank’s investment in either the common securities or trust preferred securities issued by Silverton or its affiliated trust. As a result, the Company recorded an impairment charge of $1,338 during the first quarter of 2009, which represents the Company’s full investment in the securities, of which $675 related to trust preferred securities and $663 related to common stock.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
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
As of December 31, 2009, the Company’s security portfolio consisted of 65 securities, 12 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s mortgage-backed and other securities, as discussed below:
Mortgage-backed Securities
At December 31, 2009, 100% of the mortgage-backed securities held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae, and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2009.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 2 — SECURITIES AVAILABLE FOR SALE (Continued)
Other Securities
The Company’s unrealized losses on other securities relate primarily to its investment in single issue trust preferred securities. The decline in fair value is primarily attributable to illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Due to the illiquidity in the market, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time. Management’s analysis concluded that the securities have not had an adverse change in expected cash flows and that the Company does not intend to sell the securities, and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery, therefore the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2009.
NOTE 3 — LOANS
Loans outstanding by category at December 31, 2009 and 2008, were as follows:

	2009	2008
Real estate
Construction	$120,340	$152,937
1-4 family residential	168,029	163,211
Commercial	172,840	162,475
Other	4,382	4,779
Commercial, financial and agricultural	54,628	62,674
Consumer	11,045	13,965
Tax exempt	239	354
Other	9,250	9,718

	$540,753	$570,113

Residential mortgage loans intended to be sold to secondary market investors that were not subsequently sold totaled $1,159 in 2009 and $5,298 in 2008. As a result, the Bank transferred these loans at fair value to the Bank’s regular loan portfolio. The fair value adjustment resulted in a loss of $11 and $93 in 2009 and 2008, respectively. The principal balance and carrying value of loans reclassified from held for sale to portfolio loans was $5,749 and $5,649 at December 31, 2009.
Changes in the allowance for loan losses were as follows:

	2009	2008	2007
Balance at beginning of year	$8,981	$6,086	$4,259
Increase due to acquisition of First National	—	—	730
Provision for loan losses	10,921	5,528	1,259
Loans charged off	(6,757)	(2,753)	(212)
Recoveries	202	120	50

Balance at end of year	$13,347	$8,981	$6,086

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 3 – LOANS (Continued)
Individually impaired loans were as follows:

	2009	2008	2007
Year-end loans with no allocated allowance for loan losses after partial charge-offs of $1,423 in 2009 and $0 in 2008 and 2007	$5,466	$51	$1,439
Year-end loans with allocated allowance for loan losses	27,316	4,150	2,506

Total	$32,782	$4,201	$3,945

Amount of the allowance for loan losses allocated	$7,317	$1,503	$599

	2009	2008	2007
Average of impaired loans during the year	$20,195	$3,884	$1,736
Interest income recognized during impairment	1,866	314	145
Cash-basis interest income recognized	548	211	149
Nonperforming loans were as follows:

	2009	2008	2007
Loans past due over 90 days still on accrual	$—	$7	$—
Nonaccrual loans	25,510	3,357	2,764
Troubled debt restructurings still accruing	3,634	—	—
Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company has allocated $279 of specific allocations to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2009. The Company has committed to lend additional amounts totaling up to $324 to customers with outstanding loans that are classified as troubled debt restructurings. The Company lost $97 of interest income in 2009 on troubled debt restructurings that would have been recorded in income if the specific loans had not been restructured.
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

The carrying amount, net of allowance of $48 and $57, at December 31, 2009 and 2008 was $1 and $22, respectively.
At the acquisition date, the Company could not reasonably estimate the cash flows expected to be collected on these loans. Therefore, an accretable yield has not been established and income is not recognized on

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 3 – LOANS (Continued)
these loans except to the extent that cash collected exceeds the carrying value.
During 2009 and 2008, the Company collected cash in excess of the carrying value in the amount of $59 and $18, and this amount was recognized as interest income.
NOTE 4 — PREMISES AND EQUIPMENT
Year end premises and equipment were as follows:

	2009	2008
Land	$2,457	$2,948
Buildings and improvements	13,376	13,180
Furniture and equipment	6,328	6,317

	22,161	22,445
Less: Accumulated depreciation	(5,363)	(4,192)

	$16,798	$18,253

Depreciation expense for the years ended 2009, 2008, and 2007 was $1,306, $1,256, and $800, respectively.
The Bank leases certain branch properties and equipment under operating leases. Rent expense for 2009, 2008, and 2007 was $390, $409, and $288, respectively. Rent commitments under noncancelable operating leases including renewal options were as follows:

2010	$342
2011	339
2012	270
2013	197
2014	196
Thereafter	2,736

$4,080

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The change in balance for goodwill during the year is as follows:

	2009	2008
Beginning of year	$5,204	$4,622
Adjustment of purchase price allocation	—	582

End of year	$5,204	$5,204

Adjustments to purchase price allocation were primarily due to deferred tax assets related to changes in fair value estimation of assets and liabilities acquired.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 5 — GOODWILL AND INTANGIBLE ASSETS (Continued)
Goodwill impairment exists when the reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. We determined the fair value of the reporting unit and compared it to the carrying amount of its common equity. If the carrying amount of the reporting unit exceeds its fair value, we are required to perform the second step of the impairment test.
An interim impairment analysis as of August 31, 2009, indicated that the Step 2 analysis was necessary. Step 2 of the goodwill impairment test is performed to measure the impairment loss. Step 2 requires that the implied fair value of the reporting unit’s goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. After performing Step 2 it was determined that the implied value of goodwill was more than the carrying amount, resulting in no impairment charges.
The Company updated the Step 2 analysis through December 31, 2009. The updated analysis resulted in the same conclusion that the implied value of goodwill was more than the carrying amount.
Acquired Intangible Assets
Acquired intangible assets resulting from the Company’s acquisition of First National were as follows at year end:

	2009		2008
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit and customer relationship intangibles	$2,812	$(747)	$2,812	$(429)
Amortization expense of $318 and $429 were recognized in 2009 and 2008, respectively.
Estimated amortization expense for each of the next five years is as follows:

2010	$275
2011	239
2012	199
2013	137
2014	137

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 6 — OTHER REAL ESTATE OWNED
The carrying amount of other real estate owned is comprised of foreclosed properties, loans made to facilitate the sale of other real estate owned, and a parcel of land purchased by the Bank for construction of a new branch facility that is now held for disposal. Foreclosed properties totaled $11,754 offset by a valuation allowance of $1,147, and $5,772 with no valuation allowance at December 31, 2009 and 2008 respectively. Loans made to facilitate the sale of other real estate owned totaled $171 and $2,269 at December 31, 2009 and 2008 respectively. Bank properties held for disposal were $484 and $0 at December 31, 2009 and 2008 respectively.
Expenses related to foreclosed assets include:

	2009	2008	2007
Net loss (gain) on sales	$239	$12	$137
Operating expenses, net of rental income	430	248	19
Other real estate owned valuation writedowns	1,147	—	—

Balance at end of year	$1,816	$260	$156

Activity in the valuation allowance was as follows:

	2009	2008	2007
Beginning of year	$—	$—	$—
Additions charged to expense	315	—	—
Direct write downs	832	—	—

End of year	$1,147	$—	$—

NOTE 7 — FAIR VALUE
Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:
Level 1 — Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.
Level 2 — Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.
Level 3 — Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 7 — FAIR VALUE (Continued)
Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using estimates of current market rates for each type of security. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.
Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.
Other Real Estate Owned: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned are measured at the lower of carrying amount or fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.
Loans Held For Sale: Loans held for sale are carried at fair value, as determined by outstanding commitments, from third party investors.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 7 — FAIR VALUE (Continued)
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2009 using
		Significant Other	Significant
		Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government sponsored entities	$1,008	$1,008	$—
Mortgage-backed-residential	58,770	58,770	—
State and municipal	7,780	7,780	—
Other	8,414	2,775	5,639

Total available for sale securities	75,972	70,333	5,639

Loans held for sale	5,172	5,172	—

		Fair Value Measurements at December 31, 2008 using
		Significant Other	Significant
		Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government sponsored entities	$4,496	$4,496	$—
Mortgage-backed-residential	54,783	54,783	—
State and municipal	8,457	8,457	—
Other	8,761	4,116	4,645

Total available for sale securities	76,497	71,852	4,645

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 7 — FAIR VALUE (Continued)
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2009:

Fair Value Measurements Using Significant
Unobservable Inputs
(Level 3)
Available for sale securities
Balance at January 1, 2009	$4,645
Transfers into level 3	914
Change in fair value	80

Balance at December 31, 2009	$5,639

Assets and Liabilities Measured on a Non-recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	December 31, 2009
		Fair Value Measurements
		using other significant
		unobservable inputs
	Carrying Value	(Level 3)
Assets:
Impaired loans	$19,999	$19,999
Other real estate owned	10,607	10,607

	December 31, 2008
		Fair Value Measurements
		using other significant
		unobservable inputs
	Carrying Value	(Level 3)
Assets:
Impaired loans	$2,647	$2,647
Other real estate owned	5,772	5,772
Impaired loans with specific allocations, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had, at December 31, 2009 a principal balance of $27,316, with a valuation allowance of $7,317 resulting in an additional provision for loan losses of $9,273 for the year ended December 31, 2009. At December 31, 2008, impaired loans with specific allocations had a principal balance of $4,150 with a valuation allowance of $1,503 resulting in an additional provision for loan losses of $1,396

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 7 — FAIR VALUE (Continued)
for the year ended December 31, 2008.
Other real estate owned which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $10,607, which is made up of the outstanding balance of $10,922, net of a valuation allowance of $315 at December 31, 2009, resulting in a write-down of $1,147 charged to expense in the year ended December 31, 2009.
Loans held for sale, which are carried at fair value, were carried at the fair value of $5,172, which is made up of the outstanding balance of $5,100 at December 31, 2009, and an unrealized gain of $72 recorded in earnings for the year ended December 31, 2009.
Carrying amount and estimated fair values of significant financial instruments at December 31, 2009 and 2008 were as follows:

	2009		2008
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Securities available for sale	$75,972	$75,972	$76,497	$76,497
Loans held for sale	5,172	5,172	6,107	6,107
Loans, net of allowance	527,406	519,583	561,132	579,736
Restricted equity securities	1,727	N/A	2,111	N/A
Financial liabilities
Deposits with defined maturities	$453,910	$455,010	$446,536	$448,254
Federal Home Loan Bank advances	17,000	17,124	32,000	32,594
Subordinated debentures	23,000	22,057	23,000	22,009
The methods and assumptions, not previously presented, used to estimate fair value are described as follows:
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 8 — DEPOSITS
Deposits at December 31, 2009 and 2008, are summarized as follows:

	2009	2008
Noninterest-bearing demand accounts	$44,415	$45,848
Interest-bearing demand accounts	88,339	88,426
Savings accounts	18,794	18,508
Time deposits greater than $100	197,006	167,708
Other time deposits	257,642	278,828

	$606,196	$599,318

At December 31, 2009, scheduled maturities of time deposits are as follows:

2010	$435,818
2011	16,164
2012	1,454
2013	848
2014	285
thereafter	79

$454,648

Included in other time deposits above are brokered time deposits of $55,407 at December 31, 2009, with a weighted rate of 1.94% and $52,038 with a weighted rate of 3.04% at December 31, 2008. These deposits represent funds which the Bank obtained, directly, or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposits to third parties. As of December 31, 2009 the Bank has $50,364 of brokered deposits that are scheduled to mature in 2010 and $5,043 scheduled to mature in 2011.
In addition, the Bank has $86,648 in national market deposits which are purchased by customers through a third-party internet site at December 31, 2009 compared to $121,572 at December 31, 2008. Of these national market time deposits, $80,495 are scheduled to mature in 2010 and $6,153 in 2011.
NOTE 9 — FEDERAL HOME LOAN BANK ADVANCES
The Bank has established a line of credit with the Federal Home Loan Bank of Cincinatti (“FHLB”), which is secured by a blanket pledge of 1-4 family residential mortgage loans, commercial real estate loans and open end home equity loans. The extent of the line is dependent, in part, on available collateral. The arrangement is structured so that the carrying value of the loans pledged amounts to 125% on residential 1-4 family loans, 300% on commercial real estate, and 400% of open end home equity loans of the principal balance of the advances from the FHLB.
To participate in this program, the Bank is required to be a member of the FHLB and own stock in the FHLB. The Bank had $1,727 of such stock at December 31, 2009, to satisfy this requirement.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 9 — FEDERAL HOME LOAN BANK ADVANCES (Continued)
At December 31, 2009 and 2008, fixed rate advances from the FHLB totaled $17,000 and $22,000. The fixed interest rates on these advances range from 2.02% to 3.63% at December 31, 2009 and 2.71% to 5.60% at December 31, 2008. The weighted average rates at December 31, 2009 and 2008 were 2.87% and 3.50%. The FHLB advance maturities ranged from April 2010 to May 2013 at December 31, 2009. Each FHLB advance is payable at its maturity, with a prepayment penalty for all fixed rate advances. At December 31, 2009 and 2008, undrawn standby letters of credit with the FHLB totaled $9,000 and $10,000 respectively. The standby letters of credit will mature in May 2010. The letters of credit are used as a pledge to the State of Tennessee Bank Collateral Pool. Qualifying loans totaling $211,941 were pledged as security under a blanket pledge agreement with the FHLB at December 31, 2009. The Bank is eligible to borrow up to an additional $45,016 as of December 31, 2009.
Maturities of the advances from the FHLB are as follows:

2010	$6,000
2012	3,000
2013	8,000

$17,000

The Company also has a cash management line of credit with the FHLB totaling $10,000 that will mature September 2010. At December 31, 2009 and 2008, $0 and $10,000 was drawn on the line respectively. The interest rate on the line varies daily based on the federal funds rate. The rate for the line of credit was 0.18% at December 31, 2009.
NOTE 10 — SUBORDINATED DEBENTURES
In 2002, the Company issued $3,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a private offering of trust preferred securities. The securities mature on December 31, 2032; however, the Company can currently repay the securities at any time without penalty. The interest rate on the subordinated debentures as of December 31, 2009 was 3.75%. The subordinated debentures bear interest at a floating rate equal to the New York Prime rate plus .50 basis points. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. They are presented in liabilities on the balance sheet and count as Tier 1 capital for regulatory capital purposes. Debt issuance costs of $74 have been capitalized and are being amortized over the term of the securities. Principal officers, directors, and their affiliates at year end 2009 and 2008 owned $700 of the $3,000 subordinated debentures. The proceeds from this offering were utilized to increase the Bank’s capital by $3,000.
In 2005, the Company issued $5,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a pool offering of trust preferred securities. These securities mature on September 15, 2035, however, the maturity may be shortened to a date not earlier than September 15, 2010. The interest rate on the subordinated debentures as of December 31, 2009 was 1.75%. The subordinated debentures bear interest at a floating rate equal to the 3-Month LIBOR plus 1.50%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. They are presented in liabilities on the balance sheet and count as Tier 1 capital for regulatory purposes. There was no debt issuance cost in obtaining the subordinated debentures.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 10 — SUBORDINATED DEBENTURES (Continued)
The proceeds from the pooled offering were used to increase the Bank’s capital.
In 2007, the Company issued $15,000 of redeemable subordinated debentures through a special purpose entity as part of a pooled offering of trust preferred securities. These subordinated debentures mature in 2037, however, the maturity may be shortened to a date not earlier than December 15, 2012. The interest rate on the subordinated debentures is 7.96% until December 15, 2012, and thereafter the subordinated debentures bear interest at a floating rate equal to the 3-month LIBOR plus 3.0%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. They are presented in liabilities on the balance sheet and $6,519 count as Tier I capital and the remaining $8,481 is considered as Tier II capital for regulatory purposes. There was no debt issuance cost in obtaining the subordinated debentures. The proceeds were used to help fund the acquisition of First National.
The portion of subordinated debentures qualifying as Tier I capital is limited to 25% of total Tier I capital. Subordinated debentures in excess of the Tier I capital limitation generally qualify as Tier II capital.
NOTE 11 — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $8,651 and $8,846 at December 31, 2009 and 2008.
Securities sold under agreements to repurchase are financing arrangements that mature within two years. At maturity, the securities underlying the agreements are returned to the Company. Information concerning securities sold under agreements to repurchase is summarized as follows:

	2009	2008	2007
Average daily balance during the year	$7,000	$4,169	$—
Average interest rate during the year	3.26%	3.26%	—
Maximum month-end balance during the year	$7,000	$7,000	$—
Weighted average interest rate at year end	3.26%	3.26%	—
NOTE 12 – OTHER BENEFIT PLANS
401(k) Plan: A 401(k) benefit plan allows employee contributions up to 15% of their compensation, of which the Company has matched 100% of the first 3% and 50% of the next 2% the employee contributes to their 401(k) annually for all periods presented. Expense for 2009, 2008, and of 2007 was $183, $199 and $172, respectively.
Deferred Compensation and Supplemental Retirement Plans: Deferred compensation and supplemental retirement plan (“SERP”) expense allocates the benefits over years of service. The Bank approved the SERP in 2006. The SERP will provide certain Company officers with benefits upon retirement, death, or disability in certain prescribed circumstances. SERP expense was $58 in 2009, $135 in 2008 and $240 in 2007, resulting in a deferred compensation liability for the last three years of $542, $483 and $348.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 13 — PREFERRED STOCK
On February 27, 2009, as part of the Capital Purchase Program (“CPP”) of the Troubled Asset Relief Program (“TARP”), the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“U.S. Treasury”), pursuant to which the Company sold 17,806 shares of newly authorized Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value (the “Series A Preferred Stock”) and also issued warrants (the “Warrants”) to the U.S. Treasury to acquire an additional $890 of Fixed Rate Cumulative Perpetual Preferred Stock, Series B no par value (the “Series B Preferred Stock”) for an aggregate purchase price of $17,806 in cash. Upon closing, the U.S. Treasury exercised the Warrants and the Company issued 890 shares of the Series B Preferred Stock.
The Series A Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5.00% per annum for the first five years, and 9.00% per annum thereafter. The Series B Preferred Stock also qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 9.00% per annum. Total required annual dividends for preferred shares are expected to be as follows: 2010 – 2013: $970 per year; 2014: $1,571; 2015 and thereafter: $1,683 per year. The Series B Preferred Stock may be redeemed by the Company at any time after consultation with the Company’s and Bank’s primary federal regulator, but may not be redeemed until all of the Series A Preferred Stock is redeemed. Neither the Series A nor the Series B Preferred Stock is subject to any contractual restrictions on transfer.
Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock will be subject to restrictions, including a restriction against increasing dividends from the last annual cash dividend per share ($0.05) declared on the common stock prior to February 27, 2009. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted. These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Preferred Stock or (b) the date on which the Preferred Stock has been redeemed in whole or the U.S. Treasury has transferred all of the Preferred Stock to third parties except that, after the third anniversary of the date of issuance of the Preferred Stock, if the Preferred Stock remains outstanding at such time, the Company may not increase its common dividends per share without obtaining consent of the U.S. Treasury.
The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”), as amended by the American Recovery and Reinvestment Act of 2009 as implemented by the interim final rule on executive compensation and corporate governance issued by the U.S. Treasury on June 15, 2009 (the “June 2009 IFR”). In this connection, as a condition to the closing of the transaction, the Company’s Senior Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”), (i) voluntarily waived any claim against the U.S. Treasury or the Company for any changes to such officer’s compensation or benefits that are required to comply with the regulation issued by the U.S. Treasury under the CPP and acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements as they relate to the period the U.S. Treasury owns the Preferred Stock of the Company; and (ii) entered into a letter with the Company amending the Benefit Plans with respect to such Senior Executive Officer as may be necessary, during the period that the Treasury owns the Preferred Stock of the Company, as necessary to comply with Section 111(b) of the EESA including, as implemented by the June 2009 IFR.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 14 — STOCK BASED COMPENSATION
Prior to the Company’s bank holding company reorganization, the Bank had in place the Community First Bank & Trust Stock Option Plan for organizers of the Bank and certain members of management and employees. In connection with the bank holding company reorganization, this plan was amended and replaced in its entirety by the Community First, Inc. Stock Option Plan in October 2002. There were 342,000 shares authorized by the Stock Option Plan in 2002. Additionally, the Community First, Inc. 2005 Stock Incentive Plan was approved at the stockholders meeting on April 26, 2005 authorizing shares of 450,000. The plans allow for the grant of options and other equity securities to key employees and directors. The exercise price for stock options is the market price at the date of grant. The organizer options vested ratably over three years and other non-qualified options vest ratably over four years. The employee options vest ratably from two to four years and the management options vest ratably over six years. All options expire within ten years from the date of grant. The Company has 252,179 authorized shares available for grant as of December 31, 2009. The Company recognized $200, $196, and $231 as compensation expense resulting from stock options and $30, $30, and $22 as compensation expense resulting from restricted stock awards in 2009, 2008, and 2007 respectively. The total income tax benefit from non-qualified stock options was $128 in 2009 $0 in 2008, and $12 in 2007.
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
The fair value of options granted was determined using the following weighted average assumptions at grant date.

	2009	2008	2007
Risk-free interest rate	1.86%	3.88%	5.04%
Expected option life	7 years	7 years	7 years
Expected stock price volatility	15.19%	12.64%	14.00%
Dividend yield	0.96%	0.73%	0.74%

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 14 — STOCK BASED COMPENSATION (Continued)
A summary of option activity under the Company’s stock incentive plans for 2009 is presented in the following table:

			Weighted Average
		Weighted	Remaining
		Average	Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price/Share	in Years	Value
Options outstanding January 1, 2009	248,127	$14.20
Granted	47,450	19.00
Options exercised	(54,497)	5.06
Forfeited or expired	(25,150)	17.12

Options outstanding December 31, 2009	215,930	$21.57	5.86	$33

Vested or expected to vest	215,930	$21.57	5.86	$33

Exercisable at December 31, 2009	153,967	$20.06	4.66	$33

Information related to the stock incentive plans during each year is as follows:

	2009	2008	2007
Intrinsic value of options exercised	$744	$527	$108
Cash received from option exercises	14	152	61
Tax benefit realized from option exercises	128	—	12
Weighted average fair value of options granted	3.32	6.94	8.46
As of December 31, 2009, there was $300 of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock incentive plans. The cost is expected to be recognized over a weighted average period of 2.01 years.
The Company has also issued shares of restricted stock under the stock incentive plans. Restricted stock is issued to certain officers on a discretionary basis. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the market price on the day of issuance. Restricted stock typically vests over a 2-3 year period. Vesting occurs ratably on the anniversary day of the issuance.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 14 — STOCK BASED COMPENSATION(Continued)
The following table is a summary of changes in the Company’s nonvested shares from the issuance of restricted stock.

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2009	1,997	$30.00
Granted	—	—
Vested	(999)	30.00
Forfeited	—	—

Nonvested at December 31, 2009	998	30.00

Non-fully vested grants of restricted stock as of December 31, 2009 were as follows:

Date of Grant	Shares
First Quarter 2007	765
First Quarter 2008	233
First Quarter 2009	—

998

Unrecognized compensation cost related to these awards, as of December 31, 2009 was $6. The unrecognized compensation cost is expected to be recognized over a weighted-average period of .25 years. The fair value of restricted shares that vested in 2009 was $20.
NOTE 15—STOCK OFFERING
The Company conducted a stock offering during the fourth quarter of 2006 and the first quarter of 2007 in order to provide the Bank with additional capital. As a result of this offering, the Company sold 273,090 shares of common stock for total net proceeds of $8,141.
In the fourth quarter of 2006, 125,460 shares were issued with gross proceeds of $3,764 with expenses of $3. In the first quarter of 2007, 147,630 shares were issued with gross proceeds of $4,429 and recorded expenses of $49.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 16 — EARNINGS PER SHARE
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
The factors used in the earnings per share computation follows:

	2009	2008	2007
Basic
Net income (loss)	$(9,572)	$(1,290)	$2,380
Less: Distributed earnings allocated to participating securities	—	—	(1)
Less: Earnings allocated to preferred stock	(816)	—	—
Less: Accretion of preferred stock discount	(131)	—	—
Less: Undistributed (income) loss allocated to participating securities	3	1	(1)

Net earnings (loss) allocated to common stock	(10,516)	(1,289)	2,378

Weighted common shares outstanding including participating securities	3,252,666	3,220,623	3,178,585
Less: Participating securities	(998)	(1,997)	(2,470)

Weighted average shares	3,251,668	3,218,626	3,176,115

Basic earnings per share	$(3.23)	$(0.40)	$0.75

Diluted
Net earnings (loss) allocated to common stock	$(10,516)	$(1,289)	$2,378

Weighted average shares	3,251,668	3,218,626	3,176,115
Add: Diluted effects of assumed exercises of stock options	—	—	105,071

Average shares and dilutive potential common shares	3,251,668	3,218,626	3,281,186

Dilutive earnings per share	$(3.23)	$(0.40)	$0.72

At year end 2009, 2008 and 2007 there were 153,967, 188,039 and 69,100 antidilutive stock options, respectively. Due to the net loss for the periods ended December 31, 2009 and 2008, all outstanding stock options are antidilutive and are excluded from the diluted earnings (loss) per common share calculation.
NOTE 17 — LEASE REVENUE
The Bank built a branch at Carothers Parkway, located in Franklin, Tennessee, that was completed in 2006 at cost of $2,370. The Bank’s principal leasing activities consist of 4,150 square feet of office space on the second and third floor of the Carothers Parkway Branch, representing approximately 20% of the branch, under two separate operating leases.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 17 — LEASE REVENUE (Continued)
One lessee rents 1,650 square feet or approximately 8% of the branch. The lease term is for five years beginning October 2007 with a renewal term of 36 months upon written notice of 120 days prior to the expiration of the original term. Lessee has five such renewal options. The five year lease will produce $175 in total revenue, of which, $35 was recognized in 2009 and 2008.
The second lessee rents 2,500 square feet or approximately 12% of the branch. The lease term is for five years beginning November 2009 with a renewal term of 36 months upon written notice of 120 days prior to the expiration of the original term. Lessee has five such renewal options. The five year lease will produce $219 in total revenue, of which $7 was recognized in 2009.
Approximate minimum rental receipts for the noncancelable leases as of December 31, 2009 was:

2010	77
2011	79
2012	73
2013	45
2014	39

$313

NOTE 18 — INCOME TAXES
The components of income tax expense (benefit) are summarized as follows:

	2009	2008	2007
Current
Federal	$(1,541)	$107	$1,172
State	—	—	—

Total current taxes	(1,541)	107	1,172

Deferred
Federal	(2,030)	(1,014)	(126)
State	(1,043)	(576)	(222)

Total deferred taxes	(3,073)	(1,590)	(348)

Change in valuation allowance	3,236	—	—

Income tax expense (benefit)	$(1,378)	$(1,483)	$824

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 18 — INCOME TAXES (Continued)
A reconciliation of actual income tax expense (benefit) in the financial statements to the expected tax benefit (computed by applying the statutory Federal income tax rate of 34% to income (loss) before income taxes) is as follows:

	2009	2008	2007
Federal statutory rate times financial statement income (loss) Effect of:	$(3,723)	$(943)	$1,089
Bank owned life insurance	(117)	(81)	(51)
Tax-exempt income	(112)	(120)	(84)
State income taxes, net of federal income effect	(689)	(380)	(147)
Expenses not deductible for U.S. income taxes	36	45	40
Compensation expense related to incentive stock options	59	58	70
General business tax credit	(66)	(66)	(66)
Change in valuation allowance	3,236	—	—
Other expense (benefit), net	(2)	4	(27)

Income tax (benefit) expense	$(1,378)	$(1,483)	$824

The tax effect of each type of temporary difference that gives rise to net deferred tax assets and liabilities is as follows:

	2009	2008
Deferred tax assets:
Allowance for loan losses	$5,052	$3,279
Net operating loss carry forward	871	458
Deferred compensation	207	185
Tax credit carryforwards	335	307
Impairment of assets	639	—
Other	92	161

	7,196	4,390

Deferred tax liabilities:
Prepaids	$(225)	$(261)
Depreciation	(1,342)	(1,383)
Restricted equity securities dividends	(79)	(79)
Core deposit intangible	(791)	(912)
Intercompany dividend	(173)	(214)
Unrealized gain on securities	(94)	(104)
Other	(51)	(198)

	(2,755)	(3,151)

Valuation allowance	(3,236)	—

Balance at end of year	$1,205	$1,239

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 18 — INCOME TAXES (Continued)
Due to the current economic condition and losses recognized over the last 18 months, the Company established during 2009 a valuation allowance against a portion of its deferred tax assets. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. The Company has sufficient taxable income available in carry back years to realize the entire federal net operating loss, some of the capital losses and has determined that it is more likely than not that there will be sufficient taxable income in future years to realize the remaining net deferred tax asset. However, if future events change the assumptions and estimates regarding the Company’s future earnings, and additional deferred tax asset valuation allowance may be established.
At year end 2009, the Company had net operating loss carryforwards for state tax purposes of approximately $20,300, which begin to expire in 2021. The Company has evaluated this deferred tax asset and believes it is more likely than not that the net operating loss will be utilized prior to its expiration. At year end 2009, the Company has about $1,541 of tax available in the carryback period that it expects to realize.
The Company currently has no unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods. The Company does not expect any unrecognized tax benefits to significantly increase or decrease in the next twelve months. It is the Company’s policy to recognize any interest accrued related to unrecognized tax benefits in interest expense, with any penalties recognized as operating expenses.
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Tennessee. The Company is no longer subject to examination by taxing authorities for tax years prior to 2007.
NOTE 19 — LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
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
The contractual amount of financial instruments with off-balance sheet risk was as follows at year end 2009 and 2008:

	2009		2008
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Unused lines of credit	$6,002	$42,101	$3,719	$53,292
Letters of credit	—	10,047	—	13,732
Commitments to make loans	2,333	—	270	—
Loans sold with recourse	28,998	—	27,704	—
These commitments are generally made for periods of one year or less. The fixed rate unused lines of credit have interest rates ranging from 4.50% to 10.00% and maturities ranging from 1 to 18 years.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 20 — RELATED PARTY TRANSACTIONS
Loans to principal officers, directors, and their affiliates in 2009 were as follows:

Beginning balance	$4,201
New loans	4,266
Repayments	(551)

Ending balance	$7,916

Deposits from principal officers, directors, and their affiliates at year-end 2009 and 2008 were $4,765 and $5,169, respectively. Principal officers, directors, and their affiliates at year end 2009 and 2008 owned $700 of the $3,000 subordinated debentures due December 31, 2032. At December 31, 2009, the approved available unused lines of credit on related party loans were $1,695.
NOTE 21 — REGULATORY MATTERS
Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2009, the Company and the Bank met all capital adequacy requirements to which they were subject.
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept, renew or rollover brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2009 and 2008, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. See subsequent events discussed in footnote 24.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 21 — REGULATORY MATTERS (Continued)
The Company’s and its subsidiary Bank’s capital amounts and ratios at December 31, 2009 and 2008, were as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2009
Total Capital to risk weighted assets
Community First Bank & Trust	$62,086	11.32%	$43,867	8.00%	$54,834	10.00%
Consolidated	66,225	12.06%	43,940	8.00%	N/A	N/A

Tier 1 to risk weighted assets
Community First Bank & Trust	$55,152	10.06%	$21,933	4.00%	$32,900	6.00%
Consolidated	50,807	9.25%	21,970	4.00%	N/A	N/A

Tier 1 to average assets
Community First Bank & Trust	$55,152	7.91%	$27,875	4.00%	$34,843	5.00%
Consolidated	50,807	7.26%	27,976	4.00%	N/A	N/A

2008
Total Capital to risk weighted assets
Community First Bank & Trust	$61,070	10.19%	$47,923	8.00%	$59,903	10.00%
Consolidated	58,910	9.81%	48,029	8.00%	N/A	N/A

Tier 1 to risk weighted assets
Community First Bank & Trust	$53,564	8.94%	$23,961	4.00%	$35,942	6.00%
Consolidated	40,373	6.72%	24,015	4.00%	N/A	N/A

Tier 1 to average assets
Community First Bank & Trust	$53,564	7.99%	$26,829	4.00%	$33,536	5.00%
Consolidated	40,373	6.00%	26,935	4.00%	N/A	N/A
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
Because the Bank incurred a loss in 2009 and in 2008, dividends from the Bank to the Company, including, if necessary, dividends to support the Company’s payment of interest on its subordinated debt and dividends on the Preferred Stock it sold to the U.S. Treasury, require prior approval by the Commissioner of the Tennessee Department of Financial Institutions.
During 2010, the Bank is prohibited from declaring dividends, without prior approval from its regulators. The Company is also restricted in the types and amounts of dividends that can be paid because of its participation in the CPP as described in Note 13.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 22 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of Community First, Inc. follows:
CONDENSED BALANCE SHEET
December 31

	2009	2008
Assets
Cash and cash equivalents	$2,735	$2,362
Time deposits in other financial institutions	1,992	—
Investment in banking subsidiary	62,631	62,015
Other assets	639	491

Total assets	$67,997	$64,868

Liabilities and shareholders’ equity
Subordinated debentures	$23,000	$23,000
Other borrowed money	—	4,835
Other liabilities	1,352	998

Total liabilities	24,352	28,833
Shareholders’ equity	43,645	36,035

Total liabilities and shareholders’ equity	$67,997	$64,868

CONDENSED STATEMENTS OF INCOME
Years Ended December 31

	2009	2008	2007
Interest income	$72	$50	$90

Total income	72	50	90

Interest expense	1,511	1,729	979
Other expenses	660	740	610

Total expenses	2,171	2,469	1,589

Losses before income tax and undistributed subsidiary income	(2,099)	(2,419)	(1,499)
Income tax benefit	344	861	495
Equity in undistributed income (loss) of subsidiary	(7,817)	268	3,384

Net income (loss)	$(9,572)	$(1,290)	$2,380

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 22 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31

	2009	2008	2007
Cash flows from operating activities
Net income (loss)	$(9,572)	$(1,290)	$2,380
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed (income) loss of subsidiary	7,817	(268)	(3,384)
Compensation expense under stock based compensation	230	226	253
Tax benefit on exercise of stock options	(128)	—	(12)
Change in other, net	801	82	(115)

Net cash provided by (used in) operating activities	(852)	(1,250)	(878)

Cash flows from investing activities
Investments in and advances to bank subsidiary	(9,000)	(2,000)	(18,123)
Net change in time deposits in other financial institutions	(1,992)	—	—

Net cash from investing activities	(10,992)	(2,000)	(18,123)

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 22 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

	2009	2008	2007
Cash flows from financing activities
Proceeds from issuance of common stock	24	64	4,380
Proceeds from stock option exercises	14	152	61
Tax benefit on exercise of stock options	128	—	12
Repurchase of common stock	—	(124)	—
Cash paid for common stock dividends	(121)	(254)	(696)
Proceeds from other borrowed money	—	4,325	8,310
Repayment of other borrowed money	(4,835)	—	(7,800)
Proceeds from issuance of preferred stock, net of issuance costs	17,702	—	—
Cash paid for preferred stock dividends	(695)	—	—
Proceeds from issuance of subordinated debentures	—	—	15,000

Net cash from financing activities	12,217	4,163	19,267

Net change in cash and cash equivalents	373	913	266

Beginning cash and cash equivalents	2,362	1,449	1,183

Ending cash and cash equivalents	$2,735	$2,362	$1,449

Supplemental disclosures:
Issuance of common stock through dividend reinvestment	$47	$66	$—
Cash paid during year for interest	1,532	1,718	913
Dividends declared not paid	121	—	—

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2009
(Dollar amounts in thousands, except per share data)
NOTE 23—QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings (loss)
				Per Share
	Interest Income	Net Interest Income	Net Income (loss)	Basic	Diluted
2009
First quarter	$8,725	$3,919	$(1,629)	$(0.54)	$(0.54)
Second quarter	8,828	4,190	(753)	(0.32)	(0.32)
Third quarter	8,924	4,597	(3,546)	(1.17)	(1.17)
Fourth quarter	8,781	5,028	(3,644)	(1.20)	(1.20)

2008
First quarter	10,163	4,112	321	$0.10	$0.10
Second quarter	9,384	4,252	231	0.07	0.07
Third quarter	9,624	4,774	374	0.12	0.11
Fourth quarter	9,080	4,137	(2,216)	(0.69)	(0.69)
NOTE 24—SUBSEQUENT EVENT (UNAUDITED)
During the first quarter of 2010, the Bank was subject to a joint examination by the FDIC and the Tennessee Department of Financial Institutions (“Department”). Based on initial findings presented to the Company’s management, the Company expects that either the FDIC or the Department or both will require the Bank to agree to certain improvements in its operations, particularly in relation to asset quality matters. The Company also believe that the Bank will be required to agree to maintain or increase capital to levels above those required to be considered well capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) and to refrain from paying dividends to the Company without the prior approval of the FDIC and/or the Commissioner of the Department. The Company does not know at this time what minimum levels of capital the regulators will require. If the requirement to maintain higher capital levels than those required to be well capitalized under the prompt corrective action provisions of the FDICIA is contained in a formal enforcement action of the FDIC, the Bank may be subject to additional limitations on its operations including its ability accept or renew brokered deposits or to pay interest on deposits above proscribed rates.

EXHIBIT INDEX
The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description
2.1	Agreement and Plan of Reorganization and Share Exchange, dated as of July 31, 2007, by and between Community First, Inc. and The First National Bank of Centerville (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules of this agreement are omitted, but a supplemental copy will be furnished to the Securities and Exchange Commission upon request.) (Incorporated by reference herein to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2007.

3.1	Amended and Restated Charter of the Company (restated for SEC filing purposes only) (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

3.2	Amended and Restated Bylaws of the Company.**

4.1	See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of Common Stock.

4.2	Series A Preferred Stock Certificate.**

4.3	Series B Preferred Stock Certificate. **

4.4	Warrant for Purchase of Shares of Series B Preferred Stock dated February 27, 2009. **

10.1	The Community First, Inc. Stock Option Plan (incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003).+

10.2	Form of Management Stock Option Agreement pursuant to the Community First, Inc. Stock Option Plan. * +

10.3	Form of Organizers Stock Option Agreement pursuant to the Community First, Inc. Stock Option Plan. * +

10.4	Form of Employee Stock Option Agreement pursuant to the Community First, Inc. Stock Option Plan. *+

10.5	The Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2005).+

10.6	Amendment to the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2008).+

Exhibit No.	Description
10.7	Form of Incentive Stock Option Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2008).+

10.8	Form of Non-Qualified Stock Option Agreement for Directors (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2006).+

10.9	Form of Non-Qualified Stock Option Agreement pursuant to the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on May 13, 2005).+

10.10	Form of Incentive Stock Option Agreement pursuant to the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on May 13, 2005).+

10.11	Form of Restricted Stock Agreement under the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2006).+

10.12	Amended and Restated Employment Agreement between Marc Lively and the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2008).+

10.13	Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2005).+

10.14	Participation Agreement, dated August 16, 2005, with Marc Lively pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2005).+

10.15	Participation Agreement, dated August 16, 2005, with Mike Saporito pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006).

10.16	Participation Agreement, dated August 16, 2005, with Carl Campbell pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006).

10.17	Participation Agreement, dated August 16, 2005, with Dianne Scroggins pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference to the Company’s Form 10-K for the year ended December 31, 2006).

10.18	Community First, Inc. Employee Stock Purchase Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2008).+

10.19	Resignation Agreement and General Release, dated as of July 7, 2008, with Roger D. Stewart (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2008).+

Exhibit No.	Description
10.20	Change in Control Agreement, dated as of July 18, 2008, with Dianne Scroggins (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2008).+

10.21	Change in Control Agreement, dated as of July 18, 2008, with Michael J. Saporito (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2008).+

10.22	Change in Control Agreement, dated as of July 18, 2008, with Carl B. Campbell (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2008).+

10.23	Loan Agreement by and between Community First, Inc. and Tennessee Commerce Bank, dated December 30, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).

10.24	Promissory Note of Community First, Inc. dated December 30, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).

10.25	First Amendment to Community First Bank and Trust Supplemental Executive Retirement Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).+

10.26	Amended and Restated Community First Bank and Trust Management Incentive Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).+

10.27	Letter Agreement, dated February 27, 2009, between Community First, Inc. and the United States Department of the Treasury (including Securities Purchase Agreement-Standard Terms).**

10.28	Letter Agreement, dated February 27, 2009, between Community First, Inc. and the United States Department of the Treasury.**

10.29	Letter Agreement, dated February 27, 2009, between Community First, Inc. and the United States Department of the Treasury.**

10.30	Senior Executive Officer Letter Agreement by and between Community First, Inc. and Marc R. Lively dated February 27, 2009.**+

10.31	Senior Executive Officer Letter Agreement by and between Community First, Inc. and Dianne Scroggins dated February 27, 2009.**+

10.32	Senior Executive Officer Letter Agreement by and between Community First, Inc. and Michael J. Saporito dated February 27, 2009.**+

Exhibit No.	Description
10.33	Senior Executive Officer Letter Agreement by and between Community First, Inc. and Carl B. Campbell dated February 27, 2009.**+

10.34	Senior Executive Officer Letter Agreement by and between Community First, Inc. and Louis F. Holloway dated February 27, 2009.**+

21.1	List of Subsidiaries.

23.1	Consent of Crowe Horwath LLP.

31.1	Certification of CEO Pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification the Chief Executive Officer under the Capital Purchase Program of the Troubled Assets Relief Program

99.2	Certification the Chief Financial Officer under the Capital Purchase Program of the Troubled Assets Relief Program

*	Incorporated herein by reference to the Company’s Annual Report in Form 10-KSB for the year ended December 31, 2002.

**	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on March 5, 2009.

+	Management compensatory plan or arrangement.