Form 10-Q
period 2010-03-31
COMMUNITY FIRST INC
filed 2010-05-17
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding (no par value): 3,270,533 shares of common stock, no par value per share, as of May 13, 2009.

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Community First, Inc.
Consolidated Balance Sheets
March 31, 2010 (Unaudited) and December 31, 2009

	(Unaudited)
	March 31,	December 31,
(amounts in thousands, except share and per share data)	2010	2009

Assets
Cash and due from banks	$11,068	$14,530
Federal funds sold	2,136	16,590

Cash and cash equivalents	13,204	31,120
Time deposits in other financial institutions	6,341	3,993
Securities available for sale	76,492	75,972
Loans held for sale, at fair value	2,428	5,172
Loans	536,534	540,753
Allowance for loan losses	(12,673)	(13,347)

Net loans	523,861	527,406

Restricted equity securities	1,727	1,727
Premises and equipment	15,763	16,798
Accrued interest receivable	2,402	2,587
Goodwill	5,204	5,204
Core deposit and customer relationship intangibles	1,995	2,065
Other real estate owned, net	11,488	11,262
Bank owned life insurance	8,512	8,430
Other assets	11,749	12,947

Total Assets	$681,166	$704,683

Liabilities and Shareholders’ Equity

Deposits:
Noninterest-bearing	$46,120	$44,415
Interest-bearing	537,907	561,781

Total Deposits	584,027	606,196

Federal Home Loan Bank advances	17,000	17,000
Subordinated debentures	23,000	23,000
Repurchase agreements	7,000	7,000
Accrued interest payable	2,290	2,511
Other liabilities	4,022	5,331

Total Liabilities	637,339	661,038

Community First, Inc.
Consolidated Balance Sheets
March 31, 2010 (Unaudited) and December 31, 2009
(Continued)

	(Unaudited)
	March 31,	December 31,
(amounts in thousands, except share and per share data)	2010	2009

Shareholders’ Equity
Senior preferred shares, no par value; 5% cumulative. Authorized 2,500,000 shares; issued 17,806 at March 31, 2010 and December 31, 2009.	17,806	17,806
Warrant preferred shares, no par value; 9% cumulative. Issued 890 at March 31, 2010 and December 31, 2009.	890	890
Net discount on preferred shares	(719)	(759)

Total preferred shares	17,977	17,937
Common stock, no par value. Authorized 5,000,000 shares; issued 3,270,533 shares at March 31, 2010 and 3,269,924 shares at December 31, 2009	28,376	28,199
Accumulated deficit	(2,636)	(2,664)
Accumulated other comprehensive income	110	173

Total Shareholders’ Equity	43,827	43,645

Total Liabilities and Shareholders’ Equity	$681,166	$704,683

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months
	Ended
	March 31,
( amounts in thousands, except share and per share data)	2010	2009

Interest income:
Loans, including fees	$7,654	$7,706
Taxable securities	619	906
Tax-exempt securities	80	82
Federal funds sold and other	71	31

Total interest income	8,424	8,725

Interest expense:
Deposits	2,861	4,127
FHLB advances and federal funds purchased	120	206
Subordinated debentures and other	405	473

Total interest expense	3,386	4,806

Net interest income	5,038	3,919
Provision for loan losses	1,127	1,288

Net interest income after provision for loan losses	3,911	2,631

Noninterest income:
Service charges on deposit accounts	433	490
Mortgage banking activities	123	343
Gain on sale of securities available for sale	315	340
Other	275	247

Total noninterest income	1,146	1,420

Noninterest expense:
Salaries and employee benefits	2,296	2,422
Securities impairment loss	—	1,338
Regulatory and compliance	298	226
Occupancy	381	393
Furniture and equipment	205	272
Data processing fees	261	252
Advertising and public relations	140	143
Operational expense	165	217
Other real estate expense	105	195
Other	899	948

Total noninterest expenses	4,750	6,406

Income (loss) before income taxes (benefits)	307	(2,355)

Community First, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2010 and 2009
(Unaudited, Continued)

	Three Months
	Ended
	March 31,
( amounts in thousands, except share and per share data)	2010	2009

Income taxes (benefits)	—	(726)

Net income (loss)	307	(1,629)

Preferred stock dividends	(239)	(85)
Accretion of preferred stock discount	(40)	(13)

Net income (loss) available to common shareholders	28	(1,727)

Earnings (loss) per share available to common shareholders
Basic	$0.01	$(0.54)
Diluted	0.01	(0.54)

Weighted average common shares outstanding
Basic	3,270,489	3,224,705
Diluted	3,274,139	3,224,705

Comprehensive Income (Loss)
Net income (loss)	$307	$(1,629)
Reclassification adjustment for gains included in net income (loss), net of income taxes	(194)	(210)
Unrealized gains on securities, net of income taxes	131	124

Comprehensive income (loss)	$244	$(1,715)

     See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income
Three Months Ended March 31, 2010
(Unaudited)

					Accumulated
					Other	Total
	Common	Preferred	Common	Accumulated	Comprehensive	Shareholders’
(amounts in thousands, except share and per share data)	Shares	Stock	Stock	Deficit	Income	Equity
Balance at January 1, 2010	3,269,924	$17,937	$28,199	$(2,664)	$173	$43,645
Stock-based compensation
Restricted stock grants	233	—	3	—	—	3
Stock options	—		44	—	—	44
Accretion of discount on preferred stock	—	40	—	(40)	—	—
Sale of shares of common stock	376	—	4	—	—	4
Cash dividends declared on preferred stock	—	—	—	(239)	—	(239)
Tax benefit arising from exercise of stock options	—	—	126	—	—	126
Comprehensive income (loss)
Net income	—	—	—	307	—	307
Reclassification adjustment for gains included in net loss, net of income taxes	—	—	—	—	(194)	(194)
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	131	131

Total comprehensive income						244

Balance at March 31, 2010	3,270,533	$17,977	$28,376	$(2,636)	$110	$43,827

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2010 and 2009
(Unaudited)

	Three Months Ended
	March 31,
(amounts in thousands, except share and per share data )	2010	2009

Cash flows from operating activities
Net income (loss)	$307	$(1,629)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	278	317
Amortization on securities, net	123	43
Core deposit intangible amortization	70	81
Provision for loan losses	1,127	1,288
Mortgage loans originated for sale	(8,316)	(18,617)
Proceeds from sale of mortgage loans	11,175	21,206
Gain on sale of loans	(123)	(343)
Decrease (increase) in accrued interest receivable	185	(96)
Decrease in accrued interest payable	(221)	(480)
Gain on sale of securities	(315)	(340)
Increase in surrender value of Bank owned life insurance	(82)	(87)
Net write down of other real estate	48	125
Securities impairment loss	—	1,338
Compensation expense under stock based compensation	47	63
Other, net	70	(447)

Net cash from operating activities	4,373	2,422

Cash flows from investing activities
Available for sale securities Purchases:
Mortgage-backed securities	(3,692)	(23,120)
Other	(55,841)	(1,026)
Sales of securities:
Mortgage-backed securities	29,868	11,418
Other	—	2,034
Maturities, prepayments, and calls:
Mortgage-backed securities	3,232	2,879
Other	26,000	—
Purchase of restricted equity securities	—	(278)
Net decrease in loans	2,015	7,783
Proceeds from sales of other real estate owned	888	108
Investment in time deposits in other financial institutions	(2,348)	—
Additions to premises and equipment	(3)	(117)

Net cash from investing activities	119	(319)

Community First, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2010 and 2009
(Unaudited, Continued)

	Three Months Ended
	March 31,
(amounts in thousands, except share and per share data )	2010	2009

Cash flows from financing activities
Increase (decrease) in deposits	(22,169)	12,174
Payments on Federal Home Loan Bank advances	—	(10,000)
Repayment of federal funds purchased	—	(9,000)
Proceeds (repayment) of other borrowed money	—	(4,835)
Proceeds from issuance of common stock	4	7
Net proceeds from stock option exercises	—	5
Proceeds from issuance of preferred stock	—	17,702
Cash dividends paid on preferred stock	(243)	(85)

Net cash from financing activities	(22,408)	5,968

Net change in cash and cash equivalents	(17,916)	8,071
Cash and cash equivalents at beginning of period	31,120	19,811

Cash and cash equivalents at end of period	$13,204	$27,882

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$3,607	$5,286
Income taxes	—	5
Supplemental noncash disclosures
Transfer from loans to repossessed assets	403	1,276
Transfer of premises and equipment to other real estate owned	759	1,250
Preferred stock dividends declared but not paid	117	85
See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)
(amounts in thousands, except share and per share data )
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION
The consolidated financial statements include Community First, Inc. and its wholly-owned subsidiary, Community First Bank & Trust. The sole subsidiary of Community First Bank & Trust is Community First Title, Inc., a Tennessee chartered and regulated title insurance company. CFBT Investments, Inc. is the only subsidiary of Community First Title, Inc. and is the parent of Community First Properties, Inc., which was established as a Real Estate Investment Trust. Community First Bank & Trust together with its subsidiaries are referred to as the “Bank.” Community First, Inc., together with the Bank is referred to as the “Company.” Intercompany transactions and balances are eliminated in consolidation.
The unaudited consolidated financial statements as of March 31, 2010 and for the three month periods ended March 31, 2010 and 2009 have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ( the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the 2009 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) as filed with the SEC.
NOTE 2. ADOPTION OF NEW ACCOUNTING STANDARDS
In June 2009, the Financial Accounting Standards Board (“FASB”) amended previous guidance relating to transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The effect of adopting this new guidance was not material to the consolidated financial statements.
In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)
NOTE 2. ADOPTION OF NEW ACCOUNTING STANDARDS (Continued)
approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.
Additional disclosures about an enterprise’s involvement in variable interest entities are also required. This guidance is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The effect of adopting this new guidance was not material to the consolidated financial statements.
NOTE 3 — SECURITIES AVAILABLE FOR SALE
The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at March 31, 2010 and December 31, 2009 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2010
U.S. government sponsored entities	$21,052	$—	$(47)	$21,005
Mortgage-backed — residential	28,893	775	(51)	29,617
State and municipal	17,428	149	(223)	17,354
Corporate	8,956	—	(440)	8,516

Total	$76,329	$924	$(761)	$76,492

December 31, 2009
U.S. government sponsored entities	$1,007	$1	$—	$1,008
Mortgage-backed — residential	58,087	763	(80)	58,770
State and municipal	7,652	140	(12)	7,780
Corporate	8,958	—	(544)	8,414

Total	$75,704	$904	$(636)	$75,972

The proceeds from sales of securities and the associated gains and losses are listed below:

	Three months ended
	March 31,
	2010	2009
Proceeds	$29,868	$13,452
Gross gains	315	340
Gross losses	—	—

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)
NOTE 3 — SECURITIES AVAILABLE FOR SALE (Continued)
The amortized cost and fair value of the securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage backed securities are presented separately due to varying maturity dates as a result of prepayments.

	March 31, 2010
	Amortized Cost	Fair Value
Due in one year or less	$11,000	$11,000
Due after one through five years	11,644	11,526
Due after five through ten years	8,467	8,426
Due after ten years	16,325	15,923
Mortgage backed — residential	28,893	29,617

Total	$76,329	$76,492

At March 31, 2010 and December 31, 2009, respectively, securities totaling $53,543 and $43,768 were pledged to secure public deposits and repurchase agreements.
At March 31, 2010 and December 31, 2009, the Company held $5,000 in trust preferred securities issued by Tennessee Commerce Statutory Trust. Other than this investment and investments of U.S. Government sponsored entities, the Company did not hold securities of any one issuer in an amount greater than 10% of shareholders’ equity as of March 31, 2010 or December 31, 2009.
The following table summarizes securities with unrealized losses at March 31, 2010 and December 31, 2009 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2010	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Government sponsored entities	$9,005	$(47)	$—	$—	$9,005	(47)
Mortgage-backed — residential	7,467	(51)	—	—	7,467	(51)
State and municipal	11,154	(223)	—	—	11,154	(223)
Corporate	—	—	8,516	(440)	8,516	(440)

Total temporarily impaired	$27,626	$(321)	$8,516	$(440)	$36,142	$(761)

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)
NOTE 3 — SECURITIES AVAILABLE FOR SALE (Continued)

	Less than 12 Months		12 Months or More		Total
December 31, 2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Mortgage-backed — residential	$6,465	$(80)	$—	$—	$6,465	$(80)
State and municipal	1,925	(12)	—	—	1,925	(12)
Corporate	—	—	8,414	(544)	8,414	(544)

Total temporarily impaired	$8,390	$(92)	$8,414	$(544)	$16,804	$(636)

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
Other-Than-Temporary-Impairment
Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Securities classified as available for sale are generally evaluated for OTTI under the provisions of ASC 320-10, Investments — Debt and Equity Securities. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)
NOTE 3 — SECURITIES AVAILABLE FOR SALE (Continued)
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
As of March 31, 2010, the Company’s security portfolio consisted of 85 securities, 37 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s state and municipal and other securities, as discussed below:
State and Municipal Securities
At March 31, 2010, the decline in fair value is attributable to changes in interest rates and illiquidity in the market, and not credit quality, and because the Company does not have the intent to sell these securities and it is more likely than not it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2010.
Other Securities
The Company’s unrealized losses on other securities relate primarily to its investment in single issue trust preferred securities. The decline in fair value is primarily attributable to illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Due to the illiquidity in the market, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time. Management’s analysis concluded that the securities have not had an adverse change in expected cash flows and that the Company does not intend to sell the securities, and it is more likely than not that the Company will not be required to sell the securities prior to their anticipated recovery, therefore the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2010.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)
NOTE 4. FAIR VALUE
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
The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Investment Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using estimates of current market rates for each type of security. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)
NOTE 4. FAIR VALUE (Continued)
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
Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements at
		March 31, 2010 using
		Significant
		Other
		Observable	Significant
		Inputs	Unobservable
	Carrying Value	(Level 2)	Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government sponsored entities	$21,005	$21,005	$—
Mortgage-backed — residential	29,617	29,617	—
State and municipal	17,354	17,354	—
Other	8,516	2,864	5,652

Total available for sale securities	76,492	70,840	5,652
Loans held for sale	2,428	2,428	—

		Fair Value Measurements at
		December 31, 2009 using
		Significant
		Other
		Observable	Significant
		Inputs	Unobservable
	Carrying Value	(Level 2)	Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government sponsored entities	$1,008	$1,008	$—
Mortgage-backed — residential	58,770	58,770	—
State and municipal	7,780	7,780	—
Other	8,414	2,775	5,639

Total available for sale securities	75,972	70,333	5,639
Loans held for sale	5,172	5,172	—

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)
NOTE 4. FAIR VALUE (Continued)
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2010:

Fair Value
Measurements
Using Significant
Unobservable
Inputs (Level 3)
Available for sale
securities
Balance at January 1, 2010	$5,639
Securities impairment	—
Change in fair value	13

Balance at March 31, 2010	$5,652

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	March 31, 2010
		Fair Value
		Measurements
		using other
		significant
		unobservable
	Carrying Value	inputs (Level 3)
Assets:
Impaired loans	$24,440	$24,440
Other real estate owned	10,074	10,074

	December 31, 2009
		Fair Value
		Measurements
		using other
		significant
		unobservable
	Carrying Value	inputs (Level 3)
Assets:
Impaired loans	$19,999	$19,999
Other real estate owned	10,607	10,607

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)
NOTE 4. FAIR VALUE (Continued)
Impaired loans, with specific allocations based on the fair value of the underlying collateral for collateral dependent loans, had a carrying amount of $31,074, with a valuation allowance of $6,634, resulting in an additional provision for loan losses of $1,118 for the three month period ended March 31, 2010.
The Company recognized impairment charges on other real estate of $29 for the three month period ended March 31, 2010.
Carrying amount and estimated fair values of significant financial instruments at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Time Deposits	$6,341	$6,352	$3,993	$3,989
Securities available for sale	76,492	76,492	75,972	75,972
Loans held for sale	2,428	2,428	5,172	5,172
Loans, net of allowance	523,861	515,237	527,406	519,583
Restricted equity securities	1,727	N/A	1,727	N/A
Financial liabilities
Deposits with defined maturities	$422,809	$423,228	$453,910	$455,010
Federal Home Loan Bank advances	17,000	17,276	17,000	17,124
Subordinated debentures	23,000	22,057	23,000	22,057
Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. The method for determining fair values of securities is discussed above. Restricted equity securities do not have readily determinable fair values due to their restrictions on transferability. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values. Fair value of loans held for sale is based on market quotes. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is not considered material.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)
NOTE 5. LOANS
Set forth below is a table of the Company’s loans at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
Real estate
Construction	$109,832	20.5%	$120,340	22.3%
1-4 family residential	175,421	32.7%	168,029	31.1%
Commercial	173,420	32.3%	172,840	32.0%
Other	7,203	1.3%	4,382	0.7%
Commercial, financial and agricultural	50,567	9.4%	54,628	10.1%
Consumer	10,735	2.0%	11,045	2.0%
Municipal tax exempt	212	0.0%	239	0.0%
Other	9,144	1.8%	9,250	1.8%

Total (1)	$536,534	100.0%	$540,753	100.0%

(1)	Does not include mortgage loans held for sale at March 31, 2010 and December 31, 2009.
Transactions in the allowance for loan losses for the three months ended March 31, 2010 and 2009 were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2010	2009
Beginning Balance	$13,347	$8,981

Add (deduct):
Losses charged to allowance	(1,854)	(1,288)
Recoveries credited to allowance	53	32
Provision for loan losses	1,127	1,288

Ending Balance	$12,673	$9,013

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)
NOTE 5. LOANS (Continued)
Individually impaired loans were as follows:

	March 31,	December 31,
	2010	2009
Period-end loans with no allocated allowance for loan losses after partial chargeoffs of $1,696 in 2010 and $1,423 in 2009.	$9,058	$5,466
Period-end loans with allocated allowance for loan losses	31,074	27,316

Total	$40,132	$32,782

Amount of the allowance for loan losses allocated	$6,634	$7,317

Average of impaired loans during the period	$29,759	$20,195
Interest income recognized during impairment	417	1,866
Cash-basis interest income recognized	192	548
Nonperforming loans were as follows:

	March 31,	December 31,
	2010	2009
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	31,219	25,510
Troubled debt restructurings still accruing	3,656	3,634
Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company has allocated $265 of specific allocations to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2010 compared to $279 at December 31, 2009. The Company has committed to lend additional amounts totaling up to $344 to customers with outstanding loans that are classified as troubled debt restructurings. The Company lost $33 of interest income in the first three months of 2010 that would have been recorded in interest income if the specific loans had not been restructured.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)
NOTE 6. EARNINGS (LOSS) PER SHARE
In accordance with ASC 260-10, Earnings Per Share, basic earnings (loss) per share available to common shareholders is computed by dividing net income (loss) allocated to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share available to common shareholders reflects the potential dilution that could occur if securities, stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings (loss) of the Company. The factors used in the earnings per share computation follow:

	Three months ended
	March 31,
	2010	2009
Basic
Net income (loss)	$307	$(1,629)
Less: Earnings allocated to preferred stock	(239)	(85)
Less: Accretion of preferred stock discount	(40)	(13)
Less: Earnings allocated to participating securities	—	1

Net earnings (loss) allocated to common stock	28	(1,727)

Weighted common shares outstanding including participating securities	3,271,254	3,226,469
Less: Participating securities	(765)	(1,764)

Weighted average common shares	3,270,489	3,224,705

Basic earnings (loss) per share	$0.01	$(0.54)

Diluted
Net earnings (loss) allocated to common stock	$28	$(1,726)

Weighted average shares	3,270,489	3,224,705
Add: Dilutive effects of assumed exercises of stock options	3,650	—

Average common shares and dilutive potential common shares	3,274,139	3,224,705

Diluted earnings (loss) per share	$0.01	$(0.54)

At March 31, 2010 and 2009, respectively, stock options for 211,280 and 294,244 shares of common stock were not considered in computing diluted earnings per share because they were antidilutive. Due to the net loss for the period ended March 31, 2009, all outstanding stock options were considered antidilutive and were excluded from the diluted earnings (loss) per common share calculation for that period.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2010
(Unaudited)
NOTE 7. INCOME TAXES
Due to the current economic condition and losses recognized since the fourth quarter of 2008, the Company established during 2009 a valuation allowance against a portion of its deferred tax assets. Until earnings significantly improve, the Company intends to maintain an amount of net deferred tax asset that it can substantiate through a conservative projection of 18 — 24 months of earnings. Therefore, a valuation allowance will be maintained until the Company determines it is more likely than not that the entire deferred tax asset can be realized through current and future taxable income. The Company has sufficient taxable income available in carry back years to realize the entire 2009 federal net operating loss, and some of the capital losses, and has determined that it is more likely than not that there will be sufficient taxable income in future years to realize the remaining net deferred tax asset. However, if future events change the assumptions and estimates regarding the Company’s future earnings, an additional deferred tax asset valuation allowance may be established.
During the first quarter of 2010, the Company reported pretax income, however the amount of income reported is not large enough to justify reversing any of the valuation allowance recorded during 2009. The Company did relieve a portion of its valuation allowance equal to the amount of deferred tax expense calculated on pretax income, which resulted in a zero percent effective tax rate for the quarter. The Company plans to continue this methodology until earnings significantly improve at which point it will consider relieving the entire valuation allowance.
NOTE 8. REGULATORY MATTERS
During the first quarter of 2010, the Bank was subject to a joint examination by the FDIC and the Tennessee Department of Financial Institutions (“TDFI”). Based on initial findings presented to the Company’s management, the Company expects that either the FDIC or TDFI or both may require the Bank to agree to certain improvements in its operations, particularly in relation to asset quality matters. The Company also believes that the Bank will be required to agree to maintain or increase capital to levels above those required to be considered well capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) and to refrain from paying dividends to the Company without the prior approval of the FDIC and/or the Commissioner of the TDFI. The Company does not know at this time what minimum levels of capital the regulators will require. If the requirement to maintain higher capital levels than those required to be well capitalized under the prompt corrective action provisions of the FDICIA is contained in a formal enforcement action of the FDIC, the Bank may be subject to additional limitations on its operations including its ability to accept or renew brokered deposits or to pay interest on deposits above proscribed rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
(amounts in thousands, except share and per share data)
The following discussion compares the financial condition of Community First, Inc. (the “Company”) at March 31, 2010, to December 31, 2009, and the results of operations for the three months ended March 31, 2010 and 2009. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.
Certain of the statements made herein, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010 (File No. 000-49966) (the “2009 Form 10-k”) and in other reports we file with the SEC from time to time; including Part II, Item 1A “Risk Factors” below, and the following:
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
FINANCIAL CONDITION
Total assets as of March 31, 2010 decreased 3.3%, or $23,517 to $681,166, compared to $704,683 at December 31, 2009. The decrease in total assets was primarily due to a decrease in cash and cash equivalents and gross loans. Total liabilities decreased 3.6%, or $23,699 to $637,339 at March 31, 2010 compared to $661,038 at December 31, 2009. The decrease in liabilities was primarily due to decreases in deposits. Total equity increased 0.4%, or $182 to $43,827 at March 31, 2010 compared to $43,645 at December 31, 2009.
Cash and Cash Equivalents
Cash and cash equivalents were $13,204 at March 31, 2010 compared to $31,120 at December 31, 2009. The decrease is primarily due to the Bank utilizing excess cash on hand to pay off maturing national market and broker deposits during the quarter.

FINANCIAL CONDITION (Continued)
Loans
Total loans (excluding mortgage loans held for sale) at March 31, 2010 were $536,534, compared to $540,753 at December 31, 2009, a decrease of $4,219. The decrease in loans during the quarter is a continuation of decreased loan demand, increased loan repayments, and loan losses experienced by the Bank during 2009. Loan balances decreased for all categories of loans, with the exception of 1-4 family residential loans, which increased $7,392, or 4.4%, other real estate loans, which increased $2,821, or 64.4%, and commercial real estate, which increased $580 or 0.3% during the first three months of 2010.
The Company’s ratio of past due loans to total loans was 5.8% at March 31, 2010, an increase of 1.1% compared to December 31, 2009. Increases in the ratio can be primarily attributed to increases in past due balances for construction and land development loans, 1-4 family first mortgages, and commercial loans. The ratio is further increased by the decrease in total loans. The real estate market conditions and slowing economy have increased stress on many of the Company’s borrowers involved in real estate construction and development resulting in increases in problem and potential problem 1-4 family residential loans; chargeoffs; and other real estate owned.
Loans in the portfolio at March 31, 2010 of approximately $357,379, or 70.4%, are at a variable rate of interest, and $147,936, or 23.8%, are at a fixed rate. The remaining $31,219, or 5.8%, are on nonaccrual. Loans totaling $303,744, or 56.6%, mature or reprice within 12 months. Only $15,193, or 2.8%, of the Bank’s total loans mature or reprice in more than five years.
Management anticipates loan demand to improve slightly during the remainder of 2010, slowing or ending the trend of declining loan balances. However, if difficult economic conditions continue in the Bank’s primary market area, further reduction of loans is possible.
Securities Available for Sale
Set forth below is a table showing the carrying amount and breakdown of the Company’s securities available for sale at March 31, 2010 and December 31, 2009:

	March 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
U.S. Government sponsored entities	$21,005	27.5%	$1,008	1.3%
Mortgage-backed — residential	29,617	38.7%	58,770	77.4%
State and municipal	17,354	22.7%	7,780	10.2%
Corporate	8,516	11.1%	8,414	11.1%

Total	$76,492	100.0%	$75,972	100.0%

During the first quarter of 2010, the Company sold a group of mortgage backed securities in an effort to reduce extension risk associated with the particular securities that were held. Proceeds from the sale were reinvested into additional state and municipal securities as well as securities issued by U.S. Government sponsored entities.

FINANCIAL CONDITION (Continued)
The Company’s securities portfolio is used to provide yield and for pledging purposes to secure public fund deposits. As of March 31, 2010, the carrying value of securities increased $520 to $76,492, compared to $75,972 at December 31, 2009. Securities available for sale as a percentage of total assets was 11.2% at March 31, 2010, compared to 10.8% at December 31, 2009. Net unrealized gains on available for sale securities was $163 at March 31, 2010, compared to net unrealized gains of $268 at December 31, 2009. Management is continually monitoring the credit quality of the Bank’s investments and believes any unrealized losses that exist in the Bank’s portfolio to be temporary based on the high bond ratings and anticipated recovery of bonds held. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.
Other Real Estate Owned
At March 31, 2010, other real estate owned totaled $11,488, an increase of $226 from $11,262 at December 31, 2009. The balance of other real estate owned is comprised of $10,075 of properties acquired through or in lieu of foreclosure on real estate loans, $170 of loans made to facilitate the sale of other real estate owned, and $1,243 of property acquired by the Company for future Bank branch locations that is no longer intended for that purpose and currently held for sale. The balance of other real estate owned (excluding adjustments for loans to facilitate the purchase of foreclosed properties and bank properties) increased 43.0% to $10,075 at March 31, 2010 compared to $7,044 at March 31, 2009.
Goodwill
At March 31, 2010 and December 31, 2009, the Company had recorded goodwill of $5,204 related to an acquisition that occurred in 2007.
Goodwill impairment exists when the reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. We determined the fair value of the reporting unit and compared it to the carrying amount. If the carrying amount of the reporting unit exceeds its fair value, we are required to perform the second step of the impairment test.
An interim impairment analysis as of August 31, 2009, indicated that the Step 2 analysis was necessary. Step 2 of the goodwill impairment test is performed to measure the impairment loss, if any. Step 2 requires that the implied fair value of the reporting unit’s goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. After performing Step 2 it was determined that the implied value of goodwill was more than the carrying amount, resulting in no impairment charges.
The Company updated the Step 2 analysis through March 31, 2010. The updated analysis resulted in the same conclusion that the implied value of goodwill was more than the carrying amount.

FINANCIAL CONDITION (Continued)
Other Assets
At March 31, 2010, other assets totaled $11,749, a decrease of $1,198 or 9.3%, from $12,947 at December 31, 2009. The decrease is primarily due to utilization of prepaid assets, including prepaid FDIC assessments and adjustments to deferred tax assets.
Deposits
The Company relies on the Bank’s deposit growth, as well as alternative funding sources such as other borrowed money, FHLB advances, and federal funds purchased from correspondent banks to fund loan and other asset growth.
The following table sets forth the composition of the deposits at March 31, 2010 and December 31, 2009.

	March 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$46,120	7.9%	$44,415	7.3%
Interest-bearing demand accounts	94,898	16.3%	88,339	14.6%
Savings accounts	19,467	3.3%	18,794	3.1%
Time deposits greater than $100	187,615	32.1%	197,006	32.5%
Other time deposits	235,927	40.4%	257,642	42.5%

Total	$584,027	100.0%	$606,196	100.0%

Total deposits were $584,027 at March 31, 2010, compared to $606,196 at December 31, 2009, a decrease of $22,169. The decrease was primarily due to the Bank utilizing excess cash on hand to pay off maturing national market and broker deposits. National market and broker deposits decreased $22,389 during the quarter. Personal CDs also decreased $6,573 during the quarter. The decrease in personal CDs was partially offset by increases in interest bearing demand accounts.
During the majority of 2009 and through March 31, 2010, the Bank has maintained higher than normal balances in cash and cash equivalents as a result of loan payoffs and modest deposit growth from core deposit customers. Management has been utilizing the available cash to pay off national market and broker deposits as they have matured, resulting in significant improvements in net interest margin. Management further anticipates seeking additional core customer deposits during 2010 in order to improve the Bank’s overall liquidity position as well as net interest income and to continue to reduce the Bank’s reliance on national market and broker deposits. However, management anticipates loan demand will increase slightly such that loan repayments should no longer be a source of cash flow. As a result, management will likely begin to renew a larger portion of maturing national market and broker deposits during the remainder of 2010, considering market rates, liquidity needs, and regulatory requirements.

FINANCIAL CONDITION (continued)
Federal Home Loan Bank Advances
The Company had borrowed $17,000 in fixed rate advances from the Federal Home Loan Bank (“FHLB”) as of March 31, 2010 and December 31, 2009. The Company had $34,722 available for future borrowings from the FHLB at March 31, 2010. The fixed interest rates on these advances ranged from 2.02% to 3.63% at March 31, 2010 with a weighted average rate of 2.87% and a weighted average remaining maturity of 23.36 months. These borrowings are secured by a blanket collateral agreement for certain loans secured by 1-4 family residential properties, commercial real estate, and home equity lines of credit. At March 31, 2010, undrawn standby letters of credit with FHLB totaled $9,000. The letters of credit are used to meet pledging requirements of the State of Tennessee Bank Collateral Pool.
Shareholders’ Equity
At March 31, 2010, shareholders’ equity totaled $43,827, an increase of $182 from $43,645 at December 31, 2009. The increase was primarily due to net income of $307, tax benefits related to stock option activity of $126, offset by dividends declared on preferred stock and amortization of the discount on preferred stock.
The preferred shares represent the U.S. Treasury’s investment in the Company as part of our participation in the Capital Purchase Program. The $17,806 liquidation value Senior Preferred shares have a cumulative dividend rate of 5% per year, until February 27, 2014, the fifth anniversary of the Treasury investment, and a dividend rate of 9% thereafter. In addition, under the terms of the CPP, the Company issued warrants to Treasury to purchase additional preferred shares equal to 5% of the investment in Senior Preferred shares at a discounted exercise price. The U.S. Treasury exercised the options immediately upon investment in the Senior Preferred shares, which resulted in issuance of 890 warrant preferred shares. The U.S. Treasury’s exercise of the warrants resulted in a net discount on the issuance of the preferred shares of $890. The discount will be amortized over the next five years, which is the anticipated life of the shares. The $890 liquidation value Warrant Preferred shares have a cumulative dividend rate of 9% per year until redeemed. Dividends on both Senior Preferred and Warrant Preferred shares are required to be paid quarterly. Total required annual dividends for both Senior Preferred and Warrant Preferred shares are expected to be as follows: 2010 — 2013: $970 per year; 2014: $1,564; 2015 and thereafter: $1,683 per year. The Company is permitted to redeem all or a portion of the preferred shares at any time after consultation with its primary federal regulator, but may not redeem the Warrant Preferred shares until all of the Senior Preferred shares have been redeemed. Dividend payments on both Senior Preferred and Warrant Preferred shares would be reduced for any redemption.

RESULTS OF OPERATIONS
Net Income (Loss)
The Company had net income of $307 for the three months ended March 31, 2010 compared to a net loss of $1,629 for the same period in 2009, an increase of $1,936. Net income before income taxes was $307 for the first quarter of 2010 compared to a net loss before income taxes of $2,355 for the first quarter of 2009, an increase of $2,662. The increase in pre-tax income is primarily due to improvements in net interest income and reductions in non-interest expense.
Net income available to common shareholders was $28 for the first quarter of 2010 compared to net loss available to common shareholders of $1,727 for the first quarter of 2009.
Net interest income increased $1,119 to $5,038 for the quarter ended March 31, 2010 from $3,919 for the quarter ended March 31, 2009. Non-interest expense decreased $1,656 to $4,750 for the first quarter of 2010 from $6,406 for the first quarter of 2009.
In the first quarter of 2009, the Company experienced losses of $1,338 related to impairment of common stock held by the Bank and issued by Silverton Financial Services, Inc. (“Silverton”) and trust preferred securities held by the Bank and issued by a trust affiliated with Silverton which were guaranteed by Silverton. On May 1, 2009, Silverton’s bank subsidiary, Silverton Bank, was placed into receivership by the Office of the Comptroller of the Currency after Silverton Bank’s capital deteriorated significantly in the first quarter of 2009. Silverton filed for bankruptcy on June 5, 2009. The Company does not anticipate that it will recover any of the Bank’s investment in either the common securities or trust preferred securities issued by Silverton or its affiliated trust. As a result, the Company recorded an impairment charge of $1,338 included in noninterest expense in the first quarter of 2009, which represents the Company’s full investment in the securities.

Average Balance Sheets, Net Interest Income
Changes in Interest Income and Interest Expense
The following table shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity and an analysis of net interest income for the three month periods ended March 31, 2010 and 2009. The table reflects how changes in the volume of interest earning assets and interest-bearing liabilities and changes in interest rates have affected our interest income, interest expense, and net interest income for the periods indicated. Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (changes in rate multiplied by prior volume); and (3) changes in rate/volume (changes in rate multiplied by change in volume). The changes attributable to the combined impact of volume and rate have all been allocated to the changes due to rate.

	March 31, 2010			March 31,2009			Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Gross loans (1 and 2)	$538,048	5.77%	$7,654	$573,066	5.45%	$7,706	$(471)	$419	$(52)

Taxable securities available for sale (3)	66,353	3.78%	619	71,260	5.16%	906	(62)	(225)	(287)

Tax exempt securities available for sale (3)	8,193	3.96%	80	8,595	3.87%	82	(4)	2	(2)

Federal funds sold and other	29,280	0.98%	71	5,833	2.16%	31	125	(85)	40

Total interest earning assets	641,874	5.32%	8,424	658,754	5.37%	8,725	(412)	111	(301)

Cash and due from banks	9,940			14,621
Other nonearning assets	60,599			46,117
Allowance for loan losses	(12,878)			(8,915)

Total assets	$699,535			$710,577

Deposits:
NOW & money market investments	$91,615	0.83%	$188	$83,337	0.95%	$195	$19	$(26)	$(7)
Savings	19,166	0.17%	8	18,832	0.22%	10	0	(2)	(2)
Time deposits $100 and over	206,912	2.41%	1,231	173,404	3.43%	1,467	284	(520)	(236)
Other time deposits	239,967	2.42%	1,434	284,944	3.49%	2,455	(389)	(632)	(1,021)

Total interest-bearing deposits	557,660	2.08%	2,861	560,517	2.99%	4,127	(86)	(1,180)	(1,266)

Other borrowings	47,001	4.53%	525	64,371	4.28%	679	(183)	29	(154)

Total interest-bearing liabilities	604,661	2.27%	3,386	624,888	3.12%	4,806	(269)	(1,151)	(1,420)

Noninterest-bearing liabilities	50,633			43,020

Total liabilities	655,294			667,908

Shareholders’ equity	44,241			42,669

Total liabilities and shareholders’ equity	$699,535			$710,577

Net interest income			$5,038			$3,919	$(143)	$1,262	$1,119

Net interest margin (4)		3.18%			2.41%

1	Interest income includes fees on loans of $136 and $154 in 2010 and 2009, respectively.

2	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.

3	Amortized cost is used in the calculation of yields on securities available for sale.

4	Net interest income to average interest earning assets.

RESULTS OF OPERATIONS (Continued)
Net Interest Income
The Company was operating in a declining-rate environment from the fourth quarter of 2007 until the fourth quarter of 2008, brought on by the downturn in the economy and deepening recession. During the fourth quarter of 2008, market rates achieved historic lows, pushing rates for both assets and liabilities lower. A significant portion of the Company’s loans earn interest at a rate that varies with the prime rate. The Company’s net interest margin was significantly compressed as a result of the declines in market rates. The prime rate and various other market rates stopped their downward trend and held steady from the first quarter of 2009 through the first quarter of 2010. The stabilization of rates allowed the Bank’s funding sources to reprice at lower rates while rates earned on loans have remained stable. This contributed to a significant improvement in the Company’s net interest income during the first quarter of 2010.
Net interest income for the first three months of 2010 was $5,038, an increase of $1,119, or 28.6% compared to $3,919 for the same period in 2009. Net interest margin for the first quarter of 2010 was 3.18%, compared to 2.41% for the same period in 2009. The increase in net interest income is primarily due to decreases in the average rate paid for deposits.
Total interest income for the first three months of 2010 was $8,424, a decrease of $301 from $8,725 for the same period in 2009 because of a decline in the rates earned on the securities portfolio. The average rate earned on loans increased 32 basis points to 5.77% for the first quarter of 2010 compared to 5.45% for the first quarter of 2009. The increase in average rate earned on loans was offset by the decrease in average balance of loans outstanding, resulting in a small decrease in absolute dollars of loan interest income. The average balance of loans outstanding decreased during the quarter due to charge offs and transfers to other real estate. The Bank has also further tightened its lending standards during the first quarter, which resulted in fewer new loans during the quarter.
The average rate earned on taxable securities in the first quarter of 2010 was 3.78%, a decrease of 138 basis points from 5.16% for the same period in 2009. The decrease in average rate is primarily due to the sale of particular securities from the portfolio in an effort to reduce extension risk associated with mortgage backed securities. Proceeds from the sale were reinvested in tax exempt municipal securities and securities issued by U.S. Government sponsored entities (“GSEs”). The new municipal and GSE securities bear a lower rate of interest than those that were sold due to current market rates. The Bank recorded a gain on sale of securities of $315 in the first quarter of 2010 as a result of the transaction.
Total interest expense for the first three months of 2010 was $3,386, a decrease of $1,420 from $4,806 for the same period in 2009. The decrease in interest expense is primarily due to the decrease in the average rate paid for interest-bearing deposits. The weighted average rate paid on interest-bearing deposit accounts was 2.08% for the first quarter of 2010, a decrease of 91 basis points, from the same period in 2009. Deposit interest expense for the first quarter of 2010 was $2,861, a decrease of $1,266 from $4,127 for the same period in 2009.
Management expects the improvements in net interest margin to continue through 2010 as the Bank’s overall cost of funds continues to decline. Management anticipates loan demand to improve during the second and third quarters of 2010 to the point that demand approximates regular loan payments and the decline in gross loans ends. Management is optimistic that there will be a small increase in gross loans during the remainder of 2010, but that increase is not expected to be

RESULTS OF OPERATIONS (Continued)
significant. No appreciable increase in loan demand is expected until economic conditions in the Bank’s market area improve. If economic conditions in the Bank’s market area further deteriorate, the Bank could experience additional increases in nonaccrual loans and chargeoffs, which could negatively impact net interest margin.
Provisions for Loan Losses
In the first three months of 2010, the Bank recorded a provision for loan loss of $1,127, a decrease of $161 from $1,288 for the same period in 2009. Management’s determination of the adequacy of the allowance for loan losses and the resulting provision in 2010 is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss, which management believes is representative of probable incurred loan losses. Other factors considered by management include the composition of the loan portfolio, economic conditions, results of regulatory examinations, reviews of updated real estate appraisals, and the creditworthiness of the Bank’s borrowers and other qualitative factors. The allowance for loan losses was 2.36% of gross loans (“AFLL Ratio”) at March 31, 2010 compared to 2.47% at December 31, 2009.
Nonperforming and impaired loans increased from December 31, 2009 to March 31, 2010. The increase in nonperforming loans was due to loans that were performing according to their contractual obligations at December 31, 2009 becoming significantly past due or impaired during the first three months of 2010. The portion of the allowance attributable to impaired loans on an absolute basis and as a percentage of the total allowance has decreased due to chargeoffs, offset by increases for loans newly identified as impaired. Expected losses for newly impaired loans were less than charge offs for the quarter.
The portion of the allowance attributable to impaired loans decreased $683 during the first quarter of 2010. The reduction was primarily due to a charge off of a loan relationship that had a specific allocation of $1,696 offset by a newly impaired relationship with a principal balance of approximately $6,000 that was assigned a specific loan loss allocation of $1,015. The amounts charged off during the quarter have approximated the specific allocations for the individual loans charged off. The newly impaired relationship also contributed to the increase in nonperforming loans during the quarter. The total of impaired loans also increased during the quarter due to an additional loan relationship of approximately $4,138 becoming impaired which required no specific allocation.
The portion of the allowance attributable to historical and environmental factors has increased slightly on an absolute basis and as a percentage of gross loans. Management’s evaluation for an adequate allowance for loan losses, in addition to specific loan loss allocations, is based on volume of non-impaired loans and changes in credit quality and environmental factors. The balance of non-impaired loans decreased during the quarter due to the reduction in gross loans and the transfer of the newly impaired relationship noted above to the impaired loans component. The allowance for loan losses was also impacted by a reduction in real estate construction loans of $10,508 and an increase in 1-4 family real estate loans of $7,392 during the first quarter of 2010. These changes in real estate loans are primarily a result of construction loans converting to permanent financing. Real estate construction loans have a higher estimated loss factor than 1-4 family loans, representing a reduction in the overall risk of the loan portfolio.
The total allowance for loan losses was $12,673 or 2.36% of gross loans at March 31, 2010 compared to $13,347 or 2.47% of gross loans at December 31, 2009. The decrease is due to the decrease in the impaired loans component and the slight increase in the environmental factors component

RESULTS OF OPERATIONS (Continued)
discussed previously. Management considers the decrease in the AFLL Ratio to be directionally consistent with changes in risks associated with the loan portfolio as measured by various metrics related to the portfolio.
The table below illustrates changes in the AFLL ratio over the past five quarters and the changes in related risk metrics over the same periods:

	March 31,	December	September	June 30,	March 31,
Quarter Ended	2010	31, 2009	30, 2009	2009	2009
AFLL Ratio	2.36%	2.47%	2.48%	1.91%	1.61%
Specifically impaired loans (ASC 310 component)	$6,634	$7,317	$6,942	$4,634	$2,210
Historical and environmental (ASC 450-10 component)	6,039	6,030	6,918	6,062	6,803

Total allowance for loan losses	12,673	13,347	13,860	10,696	9,013

Nonperforming loans to gross loans (1)	6.50%	4.72%	4.37%	2.67%	2.48%
Impaired loans to gross loans	7.48%	6.06%	4.52%	4.40%	3.00%
Quarter-to-date net chargeoffs to average gross loans	0.33%	0.82%	0.04%	0.10%	0.23%

(1)	Nonaccrual loans and loans past due 90 or more days still accruing interest as a percentage of gross loans.
The increase in risk associated with the loan portfolio is primarily the result of continuing effects of the economic recession on the Bank’s geographic market. The recession is continuing to have a significant impact on both individual and commercial borrowers as business cash flows continue to be strained and unemployment increases. This is in addition to the effects of declining market values for properties securing real estate loans, which has led to declining appraisal values of the collateral which secures our construction and development loan portfolio. The length and intensity of the current recession is impacting customers who had previously been considered to be of low credit risk. Management believes that our past due loans and loan chargeoffs will continue to be above historic levels, particularly in real estate loans, until there is some relief from the recession and improvement in real estate market conditions and employment levels in the area served by the Company. Past due and nonaccrual loans as well as net chargeoffs could continue to increase as more borrowers, particularly builders and developers, and individual borrowers that have become unemployed are impacted by the extended term of the recession.
Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.
The following table presents information regarding loans included as nonaccrual and the gross income that would have been recorded in the three month period if the loans had been current, and the amount of interest income on those that was not included in net interest income.

	March 31, 2010	March 31, 2009
Nonaccrual interest	$896	$343
Troubled debt restructurings	33	—

RESULTS OF OPERATIONS (continued)
Noninterest Income
Total noninterest income for the first three months of 2010 was $1,146, a decrease of $274, or 19.3% from $1,420 for the same period in 2009. The decrease is primarily due to decreases in mortgage banking activities and service charges on deposit accounts. The decrease in mortgage banking activities is due to lower demand for mortgage refinances in 2010 compared to 2009 and continued lower levels of activity in new home sales when compared to historic levels. The decrease in service charges on deposits is primarily due to reduced overdraft fee income. Management anticipates fee income on overdrafts to continue to be low due to new financial regulations that will become effective in the second quarter of 2010 preventing the Bank from executing transactions that will result in an overdraft for a customer’s account without the express consent of the customer.
The table below shows noninterest income for the three month periods ended March 31, 2010 and 2009.

	Three Months
	Ended
	March 31,
	2010	2009
Service charge on deposit accounts	$433	$490
Mortgage banking activities	123	343
Gain on sale of securities available for sale	315	340
Other:
Investment service income	92	58
Check printer income	7	7
Safe deposit box rental	9	9
Credit life insurance commissions	1	2
Bank Owned Life Insurance income	82	87
ATM income	29	32
Other customer fees	12	16
Other equity investment income	1	2
Other service charges, commissions and fees	42	34

Total noninterest income	$1,146	$1,420

Noninterest Expense
Noninterest expense for the first three months of 2010 was $4,750, a decrease of $1,656, or 25.9%, from $6,406 for the same period in 2009. The decrease is primarily due to the Bank recording no securities impairment losses in the first quarter of 2010, compared to $1,338 in the first quarter of 2009. The Company has also been able to achieve modest reductions in the many noninterest expense categories.
Securities impairment losses of $1,338 were recorded in the first quarter of 2009 related to impairment of common stock held by the Bank and issued by Silverton and trust preferred securities held by the Bank and issued by a trust affiliated with Silverton which were guaranteed by Silverton, as discussed previously.

RESULTS OF OPERATIONS (continued)
Other real estate expense is composed of three types of charges: maintenance, marketing and selling costs; valuation adjustments based on new appraisals; and gains or losses on disposition. Other real estate expenses decreased $90, or 46.2%, to $105 for the three months ended March 31, 2010 compared to $195 for the same period in 2009. The balance of other real estate owned (excluding adjustments for loans to facilitate the purchase of foreclosed properties and bank properties) increased 43.0% to $10,075 at March 31, 2010, compared to $7,044 at March 31, 2009.
Salaries and employee benefits decreased 5.2% and occupancy expense decreased 3.1% during the first three months of 2010 over the same period of 2009. The decrease in salaries expense is due to not replacing employees lost through normal turnover. The decrease in occupancy expense is due to efforts to reduce costs for building maintenance. Regulatory and compliance expense increased $72, or 31.9%, to $298 for the first quarter of 2010 compared to $226 for the same period in 2009. The increase is primarily the result of increases in FDIC assessments during the first three months of 2010 compared to the same period in 2009.
The table below shows noninterest expense for the three month periods ended March 31, 2010 and 2009:

	Three Months Ended
	March 31,
	2010	2009
Salaries and employee benefits	$2,296	$2,422
Securities impairment loss	—	1,338
Regulatory and compliance	298	226
Occupancy	381	393
Furniture and equipment	205	272
Data processing fees	261	252
Advertising and public relations	140	143
Operational expense	165	217
Other real estate expense	105	195
Other:
Loan expense	111	26
Legal	15	17
Audit and accounting fees	99	117
Postage and freight	86	76
Director expense	62	67
ATM expense	125	144
Amortization of intangible asset	70	81
Other insurance expense	49	48
Printing	16	25
Other employee expenses	62	49
Dues & memberships	18	22
Miscellaneous chargeoffs	24	53
Miscellaneous taxes and fees	23	40
Federal Reserve and other bank charges	8	34
Other	131	149

Total noninterest expense	$4,750	$6,406

RESULTS OF OPERATIONS (continued)
Income Taxes
Due to the current economic condition and losses recognized since the fourth quarter of 2008, the Company established during the fourth quarter of 2009 a valuation allowance against a portion of its deferred tax assets. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. The Company has sufficient taxable income available in carry back years to realize the entire 2009 federal net operating loss, and some of the capital losses, and has determined that it is more likely than not that there will be sufficient taxable income in future years to realize the remaining net deferred tax asset. However, if future events change the assumptions and estimates regarding the Company’s future earnings, and additional deferred tax asset valuation allowance may be established.
During the first quarter of 2010, the Company reported net income; however the amount of income reported is not large enough to justify reversing any of the valuation allowance recorded during 2009. As a result, the Company recorded no income tax expense during the quarter.
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
The Company’s primary source of liquidity is dividends paid by the Bank and cash that has not been invested in the Bank. Under Tennessee law, the amount of dividends that may be declared by the Bank in a year without approval of the Commissioner of the Tennessee Department of Financial Institutions (“the Commissioner”) is limited to net income for that year combined with retained net income for the two preceding years. Further, any dividend payments from the Bank to the Company are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements, or any higher requirements imposed by the Bank’s regulators. Because of the Bank’s loss in 2008 and 2009, dividends from the Bank to the Company, including funds for payment of interest on the Company’s subordinated debentures and for payment of dividends on the Company’s preferred stock, including the preferred stock issued to the U.S. Treasury in the CPP, to the extent that cash on hand at the Company is not sufficient to make such payments, will require prior approval of the Commissioner.
The primary uses of cash are lending to the Company’s borrowers and investing in securities and short-term interest-earning assets. During 2009, regular loan repayments outpaced loan demand, resulting in a decrease in gross loans and contributing to the increase in cash and cash equivalents. During the first three months of 2010, this trend continued, though to a lesser extent. Management anticipates loan demand to increase during the remainder of 2010 such that regular loan repayments are likely to approximate loan demand. As such, loan repayments are not expected to be a significant source of cash for the remainder of 2010. Other sources of liquidity that are available to the Bank include national market and broker deposits, FHLB advances, and federal funds purchased.

LIQUIDITY AND CAPITAL RESOURCES (Continued)
At March 31, 2010 and December 31, 2009, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2010

Total Capital to risk weighted assets
Bank	$62,676	11.61%	$43,189	8.00%	$53,986	10.00%
Consolidated	66,260	12.26%	43,241	8.00%	N/A	N/A

Tier 1 to risk weighted assets
Bank	$55,853	10.35%	$21,595	4.00%	$32,392	6.00%
Consolidated	51,031	9.44%	21,621	4.00%	N/A	N/A

Tier 1 to average assets
Bank	$55,853	8.16%	$27,368	4.00%	$34,210	5.00%
Consolidated	51,031	7.40%	27,568	4.00%	N/A	N/A

December 31, 2009

Total Capital to risk weighted assets
Bank	$62,086	11.32%	$43,867	8.00%	$54,834	10.00%
Consolidated	66,225	12.06%	43,940	8.00%	N/A	N/A

Tier 1 to risk weighted assets
Bank	$55,152	10.06%	$21,933	4.00%	$32,900	6.00%
Consolidated	50,807	9.25%	21,970	4.00%	N/A	N/A

Tier 1 to average assets
Bank	$55,152	7.91%	$27,875	4.00%	$34,843	5.00%
Consolidated	50,807	7.26%	27,976	4.00%	N/A	N/A
As of March 31, 2010, and December 31, 2009, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. The subordinated debentures, issued in 2002, 2005 and 2007 increased Tier 1 capital, giving the Bank the opportunity to continue its asset growth. The preferred shares issued in 2009 helped the Company to maintain its capital ratios despite the net operating loss for 2009.
During the first quarter of 2010, the Bank was subject to a joint examination by the FDIC and the Tennessee Department of Financial Institutions (“TDFI”). Based on initial findings presented to the Company’s management, the Company expects that either the FDIC or the TDFI or both may require the Bank to agree to certain improvements in its operations, particularly in relation to asset quality matters, and to certain limitations on its growth and significant changes to its funding sources, including its use of brokered deposits. The Company also believes that the Bank may be required to agree to maintain or increase capital to levels above those required to be considered well capitalized under the prompt corrective action provisions of the FDICIA and to refrain from paying dividends to the Company without the prior approval of the FDIC and/or the Commissioner of the TDFI. The Company does not know at this time what minimum levels of capital the regulators may require. If the requirement to maintain higher capital levels than those required to be well capitalized under the prompt corrective action provisions of the FDICIA is contained in a formal enforcement action of the FDIC, the Bank may be subject to additional limitations on its operations including its ability to accept or renew brokered deposits or to pay interest on deposits above proscribed rates.

LIQUIDITY AND CAPITAL RESOURCES (Continued)
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
Because the Bank incurred losses in 2009 and 2008, the Bank is unable to pay dividends to the Company, including, if necessary, dividends to support the Company’s payment of interest on its subordinated debentures and dividends on the Senior Preferred or Warrant Preferred Shares without prior approval by the Commissioner of the TDFI. In addition, the Bank may be limited in its ability to pay dividends to the Company by the terms of any enforcement action issued by the FDIC or the TDFI with respect to the Bank, including as a result of the recent joint examination of the Bank by the TDFI and the FDIC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management uses a gap simulation model that takes cash flows into consideration. These include mortgage backed securities, loan prepayments, and expected calls and maturities on securities. Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature,” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing the Bank’s pricing history on these categories relative to interest rates. Using the interest rate history from our asset liability management software database spanning up to 20 quarters of data, we derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis, the model considers deposit rate movements to determine what percentage of interest bearing deposits is actually repriceable within a year. Our cumulative one-year gap position at March 31, 2010 was -5.46% of total assets. Our policy states that our one-year cumulative gap should not exceed 20% of total assets.
As of March 31, 2010, approximately $391,461 of $592,129 in interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $357,379, or 70.4%, of total loans, including loans held for sale, at March 31, 2010. The Bank has approximately $400,595 in time deposits maturing or repricing within one year.
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
To truly evaluate the impact of rate change on income, we believe the rate shock simulation of interest income is the best technique because variables are changed for the various rate conditions. The interest income change in each category of earning assets and liabilities is calculated as rates ramp up and down. In addition, the prepayment speeds and repricing speeds are changed. Rate

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
shock is a method for stress testing the net interest margin over the next four quarters under several rate change levels. These levels span four 100 basis point increments up and down from the current interest rate. Our policy guideline is that the maximum percentage change in net interest income cannot exceed plus or minus 10% on a 100 basis point interest rate change and cannot exceed plus or minus 15% on a 200 basis point interest rate change.
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
The following illustrates the effects on net interest income of shifts in market interest rates from the rate shock simulation model:

March 31, 2010
Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease) in net interest income	2.97%	1.54%	0.36%	0.75%
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

March 31, 2010
Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease) in equity at risk	(8.80%)	(4.00%)	5.60%	10.7%
One of management’s objectives in managing the Bank’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Not applicable.
ITEM 1A. RISK FACTORS
     There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. REMOVED AND RESERVED
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

Community First, Inc.
(Registrant)
May 17, 2010	/s/ Marc R. Lively
(Date)	Marc R. Lively,
President and Chief Executive Officer

May 17, 2010	/s/ Dianne Scroggins
(Date)	Dianne Scroggins,
Chief Financial Officer