Form 10-Q
period 2010-06-30
COMMUNITY FIRST INC
filed 2010-08-16
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2010
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding (no par value): 3,272,029 shares of common stock, no par value per share, as of August 16, 2010.

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Community First, Inc.
Consolidated Balance Sheets
June 30, 2010 and December 31, 2009
(Unaudited)

	June 30,	December 31,
(amounts in thousands, except share and per share data)	2010	2009

Assets
Cash and due from banks	$21,009	$14,530
Federal funds sold	8,494	16,590

Cash and cash equivalents	29,503	31,120
Time deposits in other financial institutions	6,593	3,993
Securities available for sale	63,292	75,972
Loans held for sale, at fair value	4,090	5,172
Loans	524,215	540,753
Allowance for loan losses	(13,700)	(13,347)

Net loans	510,515	527,406

Restricted equity securities	1,727	1,727
Premises and equipment	15,604	16,798
Accrued interest receivable	2,703	2,587
Goodwill	5,204	5,204
Core deposit and customer relationship intangibles	1,924	2,065
Other real estate owned, net	14,248	11,262
Bank owned life insurance	8,592	8,430
Other assets	10,168	12,947

Total Assets	$674,163	$704,683

Liabilities and Shareholders’ Equity

Deposits:
Noninterest-bearing	$48,281	$44,415
Interest-bearing	528,282	561,781

Total Deposits	576,563	606,196

Federal Home Loan Bank advances	20,000	17,000
Subordinated debentures	23,000	23,000
Repurchase agreements	7,000	7,000
Accrued interest payable	1,813	2,511
Other liabilities	3,064	5,331

Total Liabilities	631,440	661,038

Community First, Inc.
Consolidated Balance Sheets
June 30, 2010 and December 31, 2009
(Unaudited)
(Continued)

	June 30,	December 31,
(amounts in thousands, except share and per share data)	2010	2009
Shareholders’ Equity
Senior preferred shares, no par value; $1,000 per share liquidation preference; 5% cumulative. Authorized 2,500,000 shares; issued 17,806 at June 30, 2010 and December 31, 2009	17,806	17,806
Warrant preferred shares, no par value; $1,000 per share liquidation preference; 9% cumulative. Issued 890 at June 30, 2010 and December 31, 2009	890	890
Net discount on preferred shares	(678)	(759)

Total preferred shares	18,018	17,937
Common stock, no par value. Authorized 10,000,000 shares; issued 3,271,676 shares at June 30, 2010 and 3,269,924 shares at December 31, 2009	28,416	28,199
Accumulated deficit	(3,879)	(2,664)
Accumulated other comprehensive income	168	173

Total Shareholders’ Equity	42,723	43,645

Total Liabilities and Shareholders’ Equity	$674,163	$704,683

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.
Consolidated Statements of Operations and Comprehensive Loss
Six Months and Three Months Ended June 30, 2010 and 2009
(Unaudited)

	Six Months		Three Months
	Ended		Ended
	June 30,		June 30,
(amounts in thousands, except share and per share data)	2010	2009	2010	2009

Interest income:
Loans, including fees	$15,269	$15,558	$7,615	$7,852
Taxable securities	1,168	1,738	549	832
Tax-exempt securities	189	163	109	81
Federal funds sold and other	136	94	65	63

Total interest income	16,762	17,553	8,338	8,828

Interest expense:
Deposits	5,275	8,146	2,414	4,019
FHLB advances and federal funds purchased	249	397	129	191
Subordinated debentures and other	813	901	408	428

Total interest expense	6,337	9,444	2,951	4,638

Net interest income	10,425	8,109	5,387	4,190
Provision for loan losses	3,309	3,520	2,182	2,232

Net interest income after provision for loan losses	7,116	4,589	3,205	1,958

Noninterest income:
Service charges on deposit accounts	885	995	452	505
Mortgage banking activities	297	655	174	312
Gain on sale of securities available for sale	315	1,130	—	790
Other	634	491	359	244

Total noninterest income	2,131	3,271	985	1,851

Noninterest expense:
Salaries and employee benefits	4,641	4,897	2,345	2,475
Securities impairment loss	—	1,338	—	—
Regulatory and compliance	635	795	337	569
Occupancy	750	769	369	376
Furniture and equipment	450	525	245	253
Data processing fees	475	489	263	237
Advertising and public relations	310	287	170	144
Operational expense	400	429	186	212
Other real estate expense	212	298	107	103
Other	1,798	1,773	899	825

Total noninterest expense	9,671	11,600	4,921	5,194

Income (loss) before income tax expense (benefit)	(424)	(3,740)	(731)	(1,385)

Community First, Inc.
Consolidated Statements of Operations and Comprehensive Loss
Six Months and Three Months Ended June 30, 2010 and 2009
(Unaudited, Continued)

	Six Months		Three Months
	Ended		Ended
	June 30,		June 30,
(amounts in thousands, except share and per share data)	2010	2009	2010	2009

Income tax expense (benefit)	(229)	(1,358)	(229)	(632)

Net loss	(653)	(2,382)	(960)	(753)

Preferred stock dividends	(481)	(327)	(242)	(242)
Accretion of preferred stock discount	(81)	(52)	(41)	(39)

Net loss allocated to common shareholders	(1,215)	(2,761)	(1,243)	(1,034)

Loss per share available to common shareholders
Basic	$(0.37)	$(0.85)	$(0.38)	$(0.32)
Diluted	(0.37)	(0.85)	(0.38)	(0.32)

Weighted average common shares outstanding
Basic	3,271,005	3,235,831	3,271,529	3,245,969
Diluted	3,271,005	3,235,831	3,271,529	3,245,969

Comprehensive Loss
Net loss	$(653)	$(2,382)	$(960)	$(753)
Reclassification adjustment for security gains included in net loss, net of income taxes	(194)	(697)	—	(487)
Reclassification adjustment for other-than-temporary security losses included in net loss, net of income taxes	—	627	—	—
Unrealized gains (losses) on securities, net of income taxes	189	(1,188)	58	(685)

Comprehensive loss	$(658)	(3,640)	$(902)	$(1,925)

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss
Six Months Ended June 30, 2010
(Unaudited)

					Accumulated
					Other	Total
	Common	Preferred	Common	Accumulated	Comprehensive	Shareholders’
(amounts in thousands, except share and per share data)	Shares	Stock	Stock	Deficit	Income	Equity

Balance at January 1, 2010	3,269,924	$17,937	$28,199	$(2,664)	$173	$43,645
Stock-based compensation
Restricted stock grants	998	—	(2)	—	—	(2)
Stock options	—		86	—	—	86
Accretion of discount on preferred stock	—	81	—	(81)	—	—
Sale of shares of common stock	754	—	7	—	—	7
Cash dividends declared on preferred stock	—	—	—	(481)	—	(481)
Tax benefit arising from exercise of stock options	—	—	126	—	—	126

Comprehensive loss
Net loss	—	—	—	(653)	—	(653)
Reclassification adjustment for gains included in net loss, net of income taxes	—	—	—	—	(194)	(194)
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	189	189

Total comprehensive loss						(658)

Balance at June 30, 2010	3,271,676	$18,018	$28,416	$(3,879)	$168	$42,723

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2010 and 2009
(Unaudited)

	Six Months Ended
(amounts in thousands, except share and per share data )	June 30,
	2010	2009

Cash flows from operating activities
Net loss	$(653)	$(2,382)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	598	647
Amortization on securities, net	202	40
Core deposit intangible amortization	141	162
Provision for loan losses	3,309	3,520
Mortgage loans originated for sale	(15,355)	(36,026)
Proceeds from sale of mortgage loans	16,800	37,413
Gain on sale of loans	(297)	(655)
Decrease (increase) in accrued interest receivable	(116)	13
Decrease in accrued interest payable	(698)	(127)
Gain on sale of securities	(315)	(1,130)
Increase in surrender value of Bank owned life insurance	(162)	(173)
Net write down of other real estate	21	182
Securities impairment loss	—	1,338
Compensation expense under stock based compensation	84	125
Other, net	591	(1,047)

Net cash from operating activities	4,150	1,900

Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(3,692)	(53,151)
Other	(63,644)	(22,525)
Sales of securities:
Mortgage-backed securities	29,868	39,233
Other	—	4,473
Maturities, prepayments, and calls:
Mortgage-backed securities	4,741	8,251
Other	45,500	19,000
Purchase of restricted equity securities	—	(278)
Net decrease in loans	8,119	6,430
Proceeds from sales of other real estate owned	3,215	870
Increase in time deposits in other financial institutions	(2,600)	(10,252)
Proceeds from sale of premises and equipment	32	—
Additions to premises and equipment	(195)	(155)

Net cash from investing activities	21,344	(8,104)

Community First, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2010 and 2009
(Unaudited, Continued)

	Six Months Ended
(amounts in thousands, except share and per share data )	June 30,
	2010	2009

Cash flows from financing activities
Increase (decrease) in deposits	(29,633)	32,087
Payments on Federal Home Loan Bank advances	(2,000)	(13,000)
Proceeds from Federal Home Loan Bank advances	5,000	3,000
Repayment of federal funds purchased	—	(9,000)
Proceeds (repayment) of other borrowed money	—	(4,835)
Proceeds from issuance of common stock	7	13
Net proceeds from stock option exercises	—	(35)
Proceeds from issuance of preferred stock	—	17,702
Cash dividends paid on preferred stock	(485)	(210)
Cash dividends paid on common stock	—	(121)
Net cash from financing activities	(27,111)	25,601

Net change in cash and cash equivalents	(1,617)	19,397
Cash and cash equivalents at beginning of period	31,120	19,811

Cash and cash equivalents at end of period	$29,503	$39,208

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$7,035	$9,571
Income taxes	25	10
Supplemental noncash disclosures
Transfer from loans to repossessed assets	5,463	1,504
Transfer of premises and equipment to other real estate owned	759	484
Preferred stock dividends declared but not paid	117	117
Fair value of shares issued from stock dividend and dividend reinvestment plan	—	361
See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2010
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
The unaudited consolidated financial statements as of June 30, 2010 and for the six month and three month periods ended June 30, 2010 and 2009 have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the 2009 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) as filed with the SEC.
NOTE 2. ADOPTION OF NEW ACCOUNTING STANDARDS
In June 2009, the Financial Accounting Standards Board (“FASB”) amended previous guidance relating to transfers of financial assets and eliminated the concept of a qualifying special purpose entity. This guidance must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This guidance must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. The disclosure provisions were also amended and apply to transfers that occurred both before and after the effective date of this guidance. The effect of adopting this new guidance was not material to the consolidated financial statements.
In June 2009, the FASB amended guidance for consolidation of variable interest entity guidance by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2010
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
In January 2010, the FASB issued Accounting Standards Update No. 2010-4, “Accounting for Various Topics, Technical Corrections to SEC Paragraphs.” Additionally, in February 2010, the FASB issued Accounting Standards Update No. 2010-8, “Technical Corrections to Various Topics.” These updates covered a wide variety of accounting matters, including subsequent events, goodwill, derivative financial instruments, and investments in limited partnerships. The most significant provisions of these updates were effective upon issuance and did not have a material effect on the Company’s consolidated financial statements.
In January 2010, the FASB amended previous guidance related to fair value measurements and disclosures, which requires new disclosures for transfers in and out of Levels 1 and 2 and requires a reconciliation to be provided for the activity in Level 3 fair value measurements. A reporting entity should disclose separately the amounts of significant transfers in and out of Levels 1 and 2 and provide an explanation for the transfers. This guidance is effective for interim periods beginning after December 15, 2009, and did not have a material effect on the Company’s results of operations or financial position.
In the reconciliation for fair value measurements using unobservable inputs (Level 3) a reporting entity should present separately information about purchases, sales, issuances, and settlements on a gross basis rather than a net basis. Disclosures relating to purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurement will become effective beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position but it will require expansion of the Company’s future disclosures about fair value measurements.
In July 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310) — Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” The ASU expands the disclosures about the credit quality of financing receivables and the related allowance for credit losses. The ASU also requires disaggregation of existing disclosures by portfolio segment. The amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The adoption of this guidance will expand the Company’s disclosures surrounding credit quality of loans and the related allowance for loan losses.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)
NOTE 3 — SECURITIES AVAILABLE FOR SALE
The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at June 30, 2010 and December 31, 2009 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2010
U.S. government sponsored entities	$9,032	$36	$—	$9,068
Mortgage-backed — residential	27,338	1,161	—	28,499
State and municipal	17,721	242	(145)	17,818
Corporate	8,953	—	(1,046)	7,907

Total	$63,044	$1,439	$(1,191)	$63,292

December 31, 2009
U.S. government sponsored entities	$1,007	$1	$—	$1,008
Mortgage-backed — residential	58,087	763	(80)	58,770
State and municipal	7,652	140	(12)	7,780
Corporate	8,958	—	(544)	8,414

Total	$75,704	$904	$(636)	$75,972

The proceeds from sales of securities and the associated gains and losses are listed below:

	Six Months ended June 30,		Three months ended June 30,
	2010	2009	2010	2009
Proceeds	$29,868	$43,706	$—	$30,254
Gross gains	315	1,130	—	790
Gross losses	—	—	—	—
The amortized cost and fair value of the securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage backed securities are presented separately due to varying maturity dates as a result of prepayments.

	June 30, 2010
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one through five years	6,489	6,522
Due after five through ten years	14,634	14,622
Due after ten years	14,583	13,650
Mortgage backed — residential	27,338	28,499

Total	$63,044	$63,292

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)
NOTE 3 — SECURITIES AVAILABLE FOR SALE (Continued)
At June 30, 2010 and December 31, 2009, securities totaling $45,250 and $43,768, respectively, were pledged to secure public deposits and repurchase agreements.
At June 30, 2010 and December 31, 2009, the Company held $5,000 in trust preferred securities issued by Tennessee Commerce Statutory Trust. Other than this investment and investments of U.S. Government sponsored entities, the Company did not hold securities of any one issuer in an amount greater than 10% of shareholders’ equity.
The following table summarizes securities with unrealized losses at June 30, 2010 and December 31, 2009 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2010	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

State and municipal	$7,432	$(145)	$—	$—	$7,432	$(145)
Corporate	—	—	7,907	(1,046)	7,907	(1,046)

Total temporarily impaired	$7,432	$(145)	$7,907	$(1,046)	$15,339	$(1,191)

	Less than 12 Months		12 Months or More		Total
December 31, 2009	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Mortgage-backed — residential	$6,465	$(80)	$—	$—	$6,465	$(80)
State and municipal	1,925	(12)	—	—	1,925	(12)
Corporate	—	—	8,414	(544)	8,414	(544)

Total temporarily impaired	$8,390	$(92)	$8,414	$(544)	$16,804	$(636)

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2010
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)
NOTE 3 — SECURITIES AVAILABLE FOR SALE (Continued)
As of June 30, 2010, the Company’s security portfolio consisted of 85 securities, 20 of which were in an unrealized loss position. The unrealized losses are related to the Company’s state and municipal and corporate securities, as discussed below:
State and Municipal Securities
At June 30, 2010, the decline in fair value is attributable to changes in interest rates and illiquidity in the market, and not credit quality, and because the Company does not have the intent to sell these securities and it is more likely than not it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2010.
Corporate Securities
The Company’s unrealized losses on corporate securities relate primarily to its investment in single issue trust preferred securities. The decline in fair value is primarily attributable to illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Due to the illiquidity in the market, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time. Management’s analysis concluded that the securities have not had an adverse change in expected cash flows and that the Company does not intend to sell the securities, and it is more likely than not that the Company will not be required to sell the securities prior to their anticipated recovery, therefore the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2010.
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
June 30, 2010
(Unaudited)
NOTE 4. FAIR VALUE (Continued)
The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Investment Securities Available for Sale: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using estimates of current market rates for each type of security. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)
NOTE 4. FAIR VALUE (Continued)
Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements at June 30,
		2010 using
		Significant
		Other
		Observable	Significant
	Carrying	Inputs	Unobservable
	Value	(Level 2)	Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government sponsored entities	$9,068	$9,068	$—
Mortgage-backed — residential	28,499	28,499	—
State and municipal	17,818	17,818	—
Corporate	7,907	2,880	5,027

Total available for sale securities	63,292	58,265	5,027
Loans held for sale	4,090	4,090	—

		Fair Value Measurements at
		December 31, 2009 using
		Significant
		Other
		Observable	Significant
	Carrying	Inputs	Unobservable
	Value	(Level 2)	Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government sponsored entities	$1,008	$1,008	$—
Mortgage-backed — residential	58,770	58,770	—
State and municipal	7,780	7,780	—
Other	8,414	2,775	5,639

Total available for sale securities	75,972	70,333	5,639
Loans held for sale	5,172	5,172	—

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)
NOTE 4. FAIR VALUE (Continued)
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months and three months ended June 30, 2010:

	Fair Value Measurements Using
	Significant Unobservable Inputs (Level 3)
	Available for sale securities
	Six Months ended	Three Months Ended
	June 30, 2010	June 30, 2010
Balance at beginning of period	$5,639	$5,652
Securities impairment	—	—
Change in fair value	(612)	(625)

Balance at June 30, 2010	$5,027	$5,027

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	June 30, 2010
		Fair Value
		Measurements
		using other
		significant
		unobservable
	Carrying Value	inputs (Level 3)
Assets:
Impaired loans	$22,817	$22,817
Other real estate owned	12,836	12,836

	December 31, 2009
		Fair Value
		Measurements
		using other
		significant
		unobservable
	Carrying Value	inputs (Level 3)
Assets:
Impaired loans	$19,999	$19,999
Other real estate owned	10,607	10,607

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)
NOTE 4. FAIR VALUE (Continued)
Impaired loans, with specific allocations based on the fair value of the underlying collateral for collateral dependent loans, had a carrying amount of $30,733, with a valuation allowance of $7,916, resulting in an additional provision for loan losses of $3,274 and $2,156 for the six month and three month periods ended June 30, 2010, respectively.
The Company recognized impairment charges on other real estate of $52 and $23 for the six month and three month periods ended June 30, 2010, respectively.
Carrying amount and estimated fair values of significant financial instruments at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$29,503	$29,503	$31,120	$31,120
Time deposits in other financial institutions	6,593	6,596	3,993	3,989
Securities available for sale	63,292	63,292	75,972	75,972
Loans held for sale	4,090	4,090	5,172	5,172
Loans, net of allowance	510,515	504,176	527,406	519,583
Restricted equity securities	1,727	N/A	1,727	N/A
Accrued interest receivable	2,703	2,703	2,587	2,587
Financial liabilities
Total deposits	$578,563	$578,025	$606,196	$607,296
Accrued interest payable	1,813	1,813	2,511	2,511
Federal Home Loan Bank advances	20,000	20,408	17,000	17,124
Repurchase agreements	7,000	7,354	7,000	7,410
Subordinated debentures	23,000	17,422	23,000	17,422
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)
NOTE 5. LOANS
Set forth below is a table of the Company’s loans at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
Real estate
Construction	$100,712	19.2%	$120,340	22.3%
1-4 family residential	174,970	33.4%	168,029	31.1%
Commercial	173,456	33.1%	172,840	32.0%
Other	7,263	1.4%	4,382	0.7%
Commercial, financial and agricultural	48,395	9.2%	54,628	10.1%
Consumer	10,027	1.9%	11,045	2.0%
Municipal tax exempt	184	0.0%	239	0.0%
Other	9,208	1.8%	9,250	1.8%

Total (1)	$524,215	100.0%	$540,753	100.0%

(1)	Does not include mortgage loans held for sale at June 30, 2010 and December 31, 2009.
Transactions in the allowance for loan losses for the six month and three month periods ended June 30, 2010 and 2009 were as follows:

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Beginning Balance	$13,347	$8,981	$12,673	$9,013

Add (deduct):
Losses charged to allowance	(3,030)	(1,864)	(1,176)	(576)
Recoveries credited to allowance	74	59	21	27
Provision for loan losses	3,309	3,520	2,182	2,232
Ending Balance	$13,700	$10,696	$13,700	$10,696

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)
NOTE 5. LOANS (Continued)
Individually impaired loans were as follows:

	June 30,	December 31,
	2010	2009
Period-end loans with no allocated allowance for loan losses, net of chargeoffs	$14,472	$5,466
Period-end loans with allocated allowance for loan losses	30,733	27,316

Total	$45,205	$32,782

Amount of the allowance for loan losses allocated	$7,916	$7,317

Average of impaired loans during the period	$38,693	$20,195
Interest income recognized during impairment	436	1,866
Cash-basis interest income recognized	276	548
Nonperforming loans were as follows:

	June 30,	December 31,
	2010	2009
Loans past due over 90 days still on accrual	$1	$—
Nonaccrual loans	27,390	25,510
Troubled debt restructurings still accruing	9,113	3,634
Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company has allocated $508 of specific allocations to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2010 compared to $279 at December 31, 2009. The Company has committed to lend additional amounts totaling up to $298 to customers with outstanding loans that are classified as troubled debt restructurings. The Company lost $83 of interest income in the first six months of 2010 that would have been recorded in interest income if the specific loans had not been restructured.
NOTE 6. LOSS PER SHARE
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)
NOTE 6. LOSS PER SHARE (Continued)
The factors used in the earnings per share computation follow:

	Six months ended		Three months ended
	June 30,		June 30,
	2010	2009	2010	2009
Basic
Net loss	$(653)	$(2,382)	$(960)	$(753)
Less: Earnings allocated to preferred stock	(481)	(327)	(242)	(242)
Less: Accretion of preferred stock discount	(81)	(52)	(41)	(39)
Less: Loss allocated to participating securities	—	1	—	—

Net loss allocated to common stock	$(1,215)	$(2,760)	$(1,243)	$(1,034)

Weighted common shares outstanding including participating securities	3,271,005	3,235,831	3,271,529	3,245,969
Less: Participating securities	—	998	—	998

Weighted average common shares	3,271,005	3,234,833	3,271,529	3,244,971

Basic loss per share	$(0.37)	$(0.85)	$(0.38)	$(0.32)

Diluted
Net loss allocated to common stock	$(1,215)	$(2,760)	$(1,243)	$(1,034)

Weighted average shares	3,271,005	3,234,833	3,271,529	3,244,971
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—

Average common shares and dilutive potential common shares	3,271,005	3,234,833	3,271,529	3,244,971

Diluted loss per share	$(0.37)	$(0.85)	$(0.38)	$(0.32)

At June 30, 2010 and 2009, respectively, stock options for 212,881 and 252,780 shares of common stock, respectfully, were not considered in computing diluted loss per share because they were antidilutive. Due to the net loss for the six and three month periods ended June 30, 2010 and 2009, all outstanding stock options were considered antidilutive and were excluded from the diluted loss per common share calculation for those periods.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)
NOTE 7. INCOME TAXES
Due to the current economic condition and losses recognized since the fourth quarter of 2008, the Company established, during 2009, a valuation allowance against a portion of its deferred tax assets. Until earnings significantly improve, the Company intends to maintain an amount of net deferred tax asset that it can substantiate through a projection of 12—18 months of earnings. Therefore, a valuation allowance will be maintained until the Company determines it is more likely than not that the entire deferred tax asset can be realized through current and future taxable income. The Company has sufficient taxable income available in carry back years to realize the entire 2009 federal net operating loss, and some of the capital losses, and has determined that it is more likely than not that it will have sufficient taxable income in future years to realize the remaining net deferred tax asset. However, if future events change the assumptions and estimates regarding the Company’s future earnings, an additional deferred tax asset valuation allowance may be established.
During the first six months of 2010, the Company reported additional pretax losses, resulting in an adjustment to the amount of deferred tax asset that can be substantiated through projections of earnings. As a result, the Company recorded an additional valuation allowance of $229 against a portion of the remaining deferred tax assets. The Company plans to continue this methodology until earnings significantly improve at which point it will consider relieving the entire valuation allowance. At June 30, 2010, the Company reported net deferred tax assets of $1,235 after a valuation allowance of $3,299. At December 31, 2009, the Company reported net deferred tax assets of $1,205 after a valuation allowance of $3,236.
NOTE 8. REGULATORY MATTERS
During the first quarter of 2010, the Bank was subject to a joint examination by the FDIC and the Tennessee Department of Financial Institutions (“TDFI”). Based on initial findings presented to the Company’s management, the Company expects that either the FDIC or TDFI or both may require the Bank to agree to certain improvements in its operations, particularly in relation to asset quality matters. The Company also believes that the Bank will be required to agree to maintain or increase capital to levels above those required to be considered well capitalized under the prompt corrective action provisions of the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) and to refrain from paying dividends to the Company without the prior approval of the FDIC and/or the Commissioner of the TDFI. The Company does not know at this time what minimum levels of capital the regulators will require. If the requirement to maintain higher capital levels than those required to be well capitalized under the prompt corrective action provisions of the FDICIA is contained in a formal enforcement action, the Bank may be subject to additional limitations on its operations including its ability to accept or renew brokered deposits or to pay interest on deposits above proscribed rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
(Amounts in thousands, except share and per share data)
The following discussion compares the financial condition of Community First, Inc. (the “Company”) at June 30, 2010, to December 31, 2009, and the results of operations for the six months and three months ended June 30, 2010 and 2009. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.
Certain of the statements made herein, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “likely,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010 (File No. 000-49966) (the “2009 Form 10-k”) and in other reports we file with the SEC from time to time; including Part II, Item 1A “Risk Factors” below, and the following:
•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	greater than anticipated deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA;

•	our potential growth, including our entrance or expansion into new markets, and the need for sufficient capital to support that growth;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	continuation of the historically low short-term interest rate environment;

•	rapid fluctuations or unanticipated changes in interest rates;

•	failure to maintain capital levels above regulatory required levels;

•	any activity that would cause the Company to conclude that there was impairment of any asset, including goodwill or any other intangible asset;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of valuation allowances for probable loan losses and other estimates;

•	further deterioration in the valuation of other real estate owned;

•	changes in accounting policies, rules and practices;

•	the impact of governmental restrictions on entities participating in the U.S. Treasury’s Capital Purchase Program (“CPP”) under the Troubled Assets Relief Program (“TARP”);

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other circumstances, many of which may be beyond our control.
All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.
FINANCIAL CONDITION
Total assets as of June 30, 2010 decreased 4.3%, or $30,520 to $674,163, compared to $704,683 at December 31, 2009. The decrease in total assets was primarily due to a decrease in gross loans and securities available for sale. Total liabilities decreased 4.5%, or $29,598 to $631,440 at June 30, 2010 compared to $661,038 at December 31, 2009. The decrease in liabilities was primarily due to decreases in interest bearing deposits. Total equity decreased 2.1%, or $922 to $42,723 at June 30, 2010 compared to $43,645 at December 31, 2009. The decrease in equity is primarily due to the net loss of $653 for the six months ended June 30, 2010 and dividends on preferred stock of $481.
Cash and Cash Equivalents
Cash and cash equivalents were $29,503 at June 30, 2010 compared to $31,120 at December 31, 2009. The decrease is primarily due to the Bank utilizing excess cash on hand to pay off maturing national market and broker deposits during the quarter.

FINANCIAL CONDITION (Continued)
Loans
Total loans (excluding mortgage loans held for sale) at June 30, 2010 were $524,215, compared to $540,753 at December 31, 2009, a decrease of $16,538. The decrease in loans during the first six months of 2010 is a continuation of decreased loan demand, increased loan repayments, loan foreclosures, and loan losses experienced by the Bank since 2009. Loan balances decreased for all categories of loans, with the exception of 1-4 family residential loans, which increased $6,941, or 4.1%, other real estate loans, which increased $2,881, or 65.7%, and commercial real estate, which increased $616, or 0.4%, during the first six months of 2010.
The Company’s ratio of past due loans to total loans was 5.2% at June 30, 2010, an increase of 0.5% compared to December 31, 2009, but a decrease from 5.8% at March 31, 2010. Increases in the ratio can be primarily attributed to increases in past due balances for residential construction loans, 1-4 family first mortgages, and commercial loans. The ratio is further increased by the decrease in total loans. The real estate market conditions and slowing economy have increased stress on many of the Company’s borrowers involved in real estate construction and development resulting in increases in problem and potential problem construction and 1-4 family residential loans, chargeoffs, and other real estate owned.
Loans in the portfolio at June 30, 2010 of approximately $222,384, or 42.4%, are at a variable rate of interest, and $274,441, or 52.4%, are at a fixed rate. The remaining $27,390, or 5.2%, are on nonaccrual. Loans totaling $312,726, or 59.7%, mature or reprice within 12 months. Only $15,758, or 3.0%, of the Bank’s total loans mature or reprice in more than five years.
Management anticipates loan demand to improve slightly during the remainder of 2010, slowing or ending the trend of declining loan balances. However, if difficult economic conditions continue in the Bank’s primary market area, further reduction of loans is possible.
Securities Available for Sale
Set forth below is a table showing the carrying amount and breakdown of the Company’s securities available for sale at June 30, 2010 and December 31, 2009:

	June 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total

U.S. Government sponsored entities	$9,068	14.3%	$1,008	1.3%
Mortgage-backed- residential	28,499	45.0%	58,770	77.4%
State and municipal	17,818	28.2%	7,780	10.2%
Corporate	7,907	12.5%	8,414	11.1%

Total	$63,292	100.0%	$75,972	100.0%

During the first quarter of 2010, the Company sold a group of mortgage backed securities in an effort to reduce the risk of extended repayment periods as a result of current market rates associated with the particular securities that were held. Proceeds from the sale were reinvested into additional state and municipal securities as well as securities issued by U.S. Government sponsored entities.

FINANCIAL CONDITION (Continued)
The Company’s securities portfolio is used to provide earnings and for pledging purposes to secure public fund deposits. As of June 30, 2010, the carrying value of securities decreased $12,680 to $63,292, compared to $75,972 at December 31, 2009. Securities available for sale as a percentage of total assets was 9.4% at June 30, 2010, compared to 10.8% at December 31, 2009. Net unrealized gains on available for sale securities was $248 at June 30, 2010, compared to net unrealized gains of $268 at December 31, 2009. Management is continually monitoring the credit quality of the Bank’s investments and believes any unrealized losses that exist in the Bank’s portfolio to be temporary based on the respective credit ratings and anticipated price recovery. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.
Other Real Estate Owned
At June 30, 2010, other real estate owned totaled $14,248, an increase of $2,986 from $11,262 at December 31, 2009. The balance of other real estate owned is comprised of $12,836 of properties acquired through or in lieu of foreclosure on real estate loans, $169 of loans made to facilitate the sale of other real estate owned, and $1,243 of property acquired by the Company for future Bank branch locations that is no longer intended for that purpose and currently held for sale. The balance of other real estate owned (excluding adjustments for loans to facilitate the purchase of foreclosed properties of $169 and bank properties of $1,243) increased 17.5% to $12,836 at June 30, 2010 compared to $10,922 at December 31, 2009.
Goodwill
At June 30, 2010 and December 31, 2009, the Company had recorded goodwill of $5,204 related to an acquisition that it made in 2007.
Goodwill impairment exists when the reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. We determine the fair value of the reporting unit and compare it to the carrying amount. If the carrying amount of the reporting unit exceeds its fair value, we are required to perform the second step of the impairment test.
An interim impairment analysis as of August 31, 2009, indicated that the Step 2 analysis was necessary. Step 2 of the goodwill impairment test is performed to measure the impairment loss, if any. Step 2 requires that the implied fair value of the reporting unit’s goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. After performing Step 2 it was determined that the implied value of goodwill was more than the carrying amount, as of August 31, 2009, resulting in no impairment charges.
The Company updated the Step 2 analysis through June 30, 2010. The updated analysis resulted in the same conclusion that the implied value of goodwill was more than the carrying amount.

FINANCIAL CONDITION (Continued)
Other Assets
At June 30, 2010, other assets totaled $10,168, a decrease of $2,779 or 21.5%, from $12,947 at December 31, 2009. The decrease is primarily due to adjustments to deferred tax assets and amortization of prepaid assets, including prepaid FDIC assessments.
Deposits
The Company relies on the Bank’s deposit base, as well as alternative funding sources such as other borrowed money, FHLB advances, and federal funds purchased from correspondent banks to fund loans and other assets.
The following table sets forth the composition of the deposits at June 30, 2010 and December 31, 2009.

	June 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total

Noninterest-bearing demand accounts	$48,281	8.4%	$44,415	7.3%
Interest-bearing demand accounts	90,398	15.7%	88,339	14.6%
Savings accounts	20,845	3.6%	18,794	3.1%
Time deposits greater than $100	189,430	32.9%	197,006	32.5%
Other time deposits	227,609	39.4%	257,642	42.5%

Total	$576,563	100.0%	$606,196	100.0%

Total deposits were $576,563 at June 30, 2010, compared to $606,196 at December 31, 2009, a decrease of $29,633. The decrease was primarily due to the Bank utilizing cash generated from loan repayments and security sales to pay off maturing national market and broker deposits. National market and broker deposits decreased $20,922 during the first six months of 2010. Personal CDs also decreased $12,175 during the same period. The decrease in personal CDs was offset in part by increases in interest bearing and non-interest bearing demand accounts.
During the majority of 2009 and through June 30, 2010, the Bank has maintained higher than normal balances in cash and cash equivalents as a result of loan payoffs and modest deposit growth from core deposit customers. Management has been utilizing the available cash to pay off national market and broker deposits as they have matured, resulting in significant improvements in net interest margin. Management further anticipates seeking additional core customer deposits during 2010 in order to improve the Bank’s overall liquidity position as well as net interest income and to continue to reduce the Bank’s reliance on national market and broker deposits. However, management anticipates loan demand will increase slightly such that loan repayments should approximate loan demand. As a result, management will likely begin to renew a larger portion of maturing national market deposits during the remainder of 2010, considering market rates, liquidity needs, and regulatory requirements.

FINANCIAL CONDITION (continued)
Federal Home Loan Bank Advances
The Company had borrowed $20,000 and $17,000 in fixed rate advances from the Federal Home Loan Bank (“FHLB”) as of June 30, 2010 and December 31, 2009. The Company had $34,945 available for future borrowings from the FHLB at June 30, 2010. The fixed interest rates on these advances ranged from 1.91% to 3.63% at June 30, 2010 with a weighted average rate of 2.60% and a weighted average remaining maturity of 23.38 months. These borrowings are secured by a blanket collateral agreement for certain loans secured by 1-4 family residential properties, commercial real estate, and home equity lines of credit. At June 30, 2010, undrawn standby letters of credit with FHLB totaled $9,000. The letters of credit are used to meet pledging requirements of the State of Tennessee Bank Collateral Pool.
Shareholders’ Equity
At June 30, 2010, shareholders’ equity totaled $42,723, a decrease of $922 from $43,645 at December 31, 2009. The decrease was primarily due to net loss of $653 and dividends declared on preferred stock of $481.
The preferred shares represent the U.S. Treasury’s investment in the Company as part of our participation in the CPP. The $17,806 liquidation value Senior Preferred shares have a cumulative dividend rate of 5% per year, until February 27, 2014, the fifth anniversary of the Treasury investment, and a dividend rate of 9% thereafter. In addition, under the terms of the CPP, the Company issued warrants to Treasury to purchase additional preferred shares equal to 5% of the investment in Senior Preferred shares at a discounted exercise price. The U.S. Treasury exercised the warrants immediately upon investment in the Senior Preferred shares, which resulted in issuance of 890 Warrant Preferred shares. The U.S. Treasury’s exercise of the warrants resulted in a net discount on the issuance of the preferred shares of $890. The discount will be amortized over the next five years, which is the anticipated life of the shares. The $890 liquidation value Warrant Preferred shares have a cumulative dividend rate of 9% per year until redeemed. Dividends on both Senior Preferred and Warrant Preferred shares are required to be paid quarterly. Total required annual dividends for both Senior Preferred and Warrant Preferred shares are expected to be as follows: 2010 — 2013: $970 per year; 2014: $1,564; 2015 and thereafter: $1,683 per year. The Company is permitted to redeem all or a portion of the preferred shares at any time after consultation with its primary federal regulator, but may not redeem the Warrant Preferred shares until all of the Senior Preferred shares have been redeemed. Dividend payments on both Senior Preferred and Warrant Preferred shares would be reduced for any redemption.

RESULTS OF OPERATIONS
Net Loss
The Company had a net loss of $653 for the six months ended June 30, 2010 compared to a net loss of $2,382 for the same period in 2009, an improvement of $1,729. Net loss before income taxes was $424 for the first six months of 2010 compared to a net loss before income taxes of $3,740 for the same period in 2009, an improvement of $3,316. The reduction in pre-tax loss is primarily due to improvements in net interest income and reductions in non-interest expense, primarily a reduction in other-than-temporary impairment charges on securities available for sale.
Net loss allocated to common shareholders was $1,215 for the first six months of 2010 compared to $2,761 for the first six months of 2009.
The Company had a net loss of $960 for the three months ended June 30, 2010 compared to net loss of $753 for the same period in 2009, a decrease of $207. The Company had a net loss allocated to common shareholders of $1,243 for the three months ended June 30, 2010 compared to $1,034 for the same period in 2009.
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

Average Balance Sheets, Net Interest Income
Changes in Interest Income and Interest Expense
(Amounts in thousands)
The following table shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity and an analysis of net interest income for the six month periods ended June 30, 2010 and 2009. The table reflects how changes in the volume of interest earning assets and interest-bearing liabilities and changes in interest rates have affected our interest income, interest expense, and net interest income for the periods indicated. Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (changes in rate multiplied by prior volume); and (3) changes in rate/volume (changes in rate multiplied by change in volume). The changes attributable to the combined impact of volume and rate have all been allocated to the changes due to rate.

	June 30, 2010			June 30, 2009			Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Gross loans (1 and 2)	$535,531	5.75%	$15,269	$564,609	5.56%	$15,558	(801)	$512	$(289)
Taxable securities available for sale (3)	60,233	3.91%	1,168	73,416	4.77%	1,738	(312)	(258)	(570)
Tax exempt securities available for sale (3)	10,174	3.75%	189	8,370	3.93%	163	35	(9)	26
Federal funds sold and other	24,800	1.11%	136	14,794	1.28%	94	63	(21)	42

Total interest earning assets	630,738	5.36%	16,762	661,189	5.35%	17,553	(1,015)	224	(791)

Cash and due from banks	10,096			13,128
Other noninterest-bearing assets	60,177			56,217
Allowance for loan losses	(12,946)			(9,081)

Total assets	$688,065			$721,453

Deposits:
NOW & money market investments	$90,977	0.82%	$370	$82,166	0.92%	$374	$40	$(44)	$(4)
Savings	19,907	0.15%	15	19,226	0.20%	19	0	(4)	(4)
Time deposits $100 and over	196,564	2.27%	2,208	179,997	3.32%	2,963	273	(1,028)	(755)
Other time deposits	236,641	2.29%	2,682	285,938	3.38%	4,790	(827)	(1,281)	(2,108)

Total interest-bearing deposits	544,089	1.96%	5,275	567,327	2.90%	8,146	(513)	(2,358)	(2,871)
Other borrowings	48,269	4.44%	1,062	58,389	4.48%	1,298	(225)	(11)	(236)

Total interest-bearing liabilities	592,358	2.16%	6,337	625,716	3.04%	9,444	(738)	(2,369)	(3,107)

Noninterest-bearing liabilities	51,720			48,578

Total liabilities	644,078			674,294

Shareholders’ equity	43,987			47,159

Total liabilities and shareholders’ equity	$688,065			$721,453

Net interest income			$10,425			$8,109	$(276)	$2,592	$2,316

Net interest margin (4)		3.33%			2.47%

1	Interest income includes fees on loans of $259 and $285 in 2010 and 2009, respectively.

2	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.

3	Amortized cost is used in the calculation of yields on securities available for sale.

4	Net interest income to average interest earning assets.

RESULTS OF OPERATIONS (Continued)
Net Interest Income
The Company was operating in a declining-rate environment from the fourth quarter of 2007 until the fourth quarter of 2008, brought on by the downturn in the economy and deepening recession. During the fourth quarter of 2008, market rates achieved historic lows, pushing rates for both assets and liabilities lower. A significant portion of the Company’s loans earn interest at a rate that varies with the prime rate. The Company’s net interest margin was significantly compressed as a result of the declines in market rates. The prime rate and various other market rates stopped their downward trend and held steady from the first quarter of 2009 through the second quarter of 2010. The stabilization of rates allowed the Bank’s funding sources to reprice at lower rates while rates earned on loans have increased only slightly as the result of the Bank being able to institute interest rate floors on a majority of its variable rate loans over the last 18 months. This contributed to a significant improvement in the Company’s net interest income during the first six months of 2010.
Net interest income for the first six months of 2010 was $10,425, an increase of $2,316, or 28.6% compared to $8,109 for the same period in 2009. Net interest margin for the first six months of 2010 was 3.33%, compared to 2.47% for the same period in 2009. The increase in net interest income is primarily due to decreases in the average rate paid for deposits.
Total interest income for the first six months of 2010 was $16,762, a decrease of $791 from $17,553 for the same period in 2009 because of a decline in the rates earned on the securities portfolio and a decrease in the average balance of loans and securities. The average rate earned on loans increased 19 basis points to 5.75% for the first six months of 2010 compared to 5.56% for the first six months of 2009. The increase in the average rate earned on loans was offset by the decrease in average balance of loans outstanding, resulting in a small decrease in absolute dollars of loan interest income. The average balance of loans outstanding decreased during the second quarter primarily due to payments in excess of loan originations, charge offs and transfers to other real estate. The Bank has further tightened its lending standards during the first six months of 2010, which, when combined with weaker loan demand, resulted in fewer new loans during the first half of 2010.
The average rate earned on taxable securities in the first six months of 2010 was 3.91%, a decrease of 86 basis points from 4.77% for the same period in 2009. The decrease in average rate is primarily due to the sale of particular securities from the portfolio in an effort to reduce the risk of extended repayment periods as a result of current market rates associated with mortgage backed securities. Proceeds from the sale were reinvested in tax exempt municipal securities and securities issued by U.S. Government sponsored entities (“GSEs”). The new municipal and GSE securities bear a lower rate of interest than those that were sold due to current market rates. The Bank recorded a gain on sale of securities of $315 in the first quarter of 2010 as a result of the transaction.
Total interest expense for the first six months of 2010 was $6,337, a decrease of $3,107 from $9,444 for the same period in 2009. The decrease in interest expense is primarily due to the decrease in the average rate paid for interest-bearing deposits coupled with lower deposit balances. The weighted average rate paid on interest-bearing deposit accounts was 1.96% for the first six months of 2010, a decrease of 94 basis points, from the same period in 2009. Deposit interest expense for the first six months of 2010 was $5,275, a decrease of $2,871 from $8,146 for the same period in 2009.
Net interest income for the three month period ended June 30, 2010 was $5,387, an increase of $1,197 from $4,190 in the second quarter of 2009. The increase in net interest income is due to the same factors discussed for the six month period. Total interest income for the three months ended June

RESULTS OF OPERATIONS (Continued)
30, 2010 was $8,338, a decrease of $490 from $8,828 from the same period in 2009. Total interest expense was $2,951 for the second quarter of 2010, a decrease of $1,687 from $4,638 for the same period in 2009.
Management expects the improvements in net interest margin when compared to the prior year’s comparable periods to continue through 2010 as the Bank’s overall cost of funds is expected to decline. Management anticipates loan demand to improve during the remainder of 2010 to the point that demand approximates regular loan payments, however additional declines in gross loans is possible due to additional loan chargeoffs and foreclosures. No appreciable increase in loan demand is expected until economic conditions in the Bank’s market area improve. If economic conditions in the Bank’s market area further deteriorate, the Bank could experience additional increases in nonaccrual loans and chargeoffs, which could negatively impact the net interest margin, provision for loan losses, and earnings.
Provision for Loan Losses
In the first six months of 2010, the Bank recorded a provision for loan losses of $3,309, a decrease of $211 from $3,520 for the same period in 2009. Management’s determination of the adequacy of the allowance for loan losses and the resulting provision in 2010 is based, in part, on an evaluation of specific loans, as well as consideration of historical losses, which management believes is representative of probable incurred loan losses. Other factors considered by management include the composition of the loan portfolio, economic conditions, results of regulatory examinations, reviews of updated real estate appraisals, and the creditworthiness of the Bank’s borrowers and other qualitative factors. The allowance for loan losses was 2.61% of gross loans (“AFLL Ratio”) at June 30, 2010 compared to 2.47% at December 31, 2009.
Nonperforming and impaired loans increased from December 31, 2009 to June 30, 2010. The increase in nonperforming loans was due to loans that were performing according to their contractual obligations at December 31, 2009 becoming significantly past due or impaired during the first six months of 2010. The portion of the allowance attributable to impaired loans on an absolute basis and as a percentage of the total allowance has increased due to loan relationships that have been newly identified as impaired. The increase in the allowance attributable to impaired loans was somewhat offset by loan chargeoffs during the first six months of 2010.
The portion of the allowance attributable to impaired loans increased $599 during the first six months of 2010. The increase was primarily due to increases in the balance of impaired loans and specific reserves associated with those newly impaired loans. The increase in impaired loans was somewhat offset by loan chargeoffs during the first six months of 2010. The amounts charged off during 2010 have approximated the specific allocations for the individual loans charged off.
The portion of the allowance attributable to historical and environmental factors has decreased slightly on an absolute basis and as a percentage of gross loans during the first six months of 2010. Management’s evaluation of the allowance for loan losses, in addition to specific loan loss allocations, is based on volume of non-impaired loans and changes in credit quality and environmental factors. The balance of non-impaired loans decreased during the first half of 2010 due to the reduction in gross loans and the transfer of newly impaired relationships to the impaired loans component.

RESULTS OF OPERATIONS (Continued)
The total allowance for loan losses was $13,700 or 2.61% of gross loans at June 30, 2010 compared to $13,347 or 2.47% of gross loans at December 31, 2009. The increase is due to the increase in the impaired loans component, slightly offset by decreases in the historical and environmental factors component discussed previously. Management considers the increase in the AFLL Ratio to be directionally consistent with changes in risks associated with the loan portfolio as measured by various metrics.
The table below illustrates changes in the AFLL ratio over the past five quarters and the changes in related risk metrics over the same periods:

Quarter Ended	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009	June 30, 2009
AFLL Ratio	2.61%	2.36%	2.47%	2.48%	1.91%
Specifically impaired loans (ASC 310 component)	$7,916	$6,634	$7,317	$6,942	$4,634
Historical and environmental (ASC 450-10 component)	5,784	6,039	6,030	6,918	6,062

Total allowance for loan losses	13,700	12,673	13,347	13,860	10,696

Nonperforming loans to gross loans (1)	5.23%	6.50%	4.72%	4.37%	2.67%
Impaired loans to gross loans	8.62%	7.48%	6.06%	4.52%	4.40%
Quarter-to-date net chargeoffs to average gross loans	0.22%	0.33%	0.82%	0.04%	0.10%

(1)	Nonaccrual loans and loans past due 90 or more days still accruing interest as a percentage of gross loans.
The increase in risk associated with the loan portfolio is primarily the result of continuing effects of the economic recession on the Bank’s geographic market. The recession is continuing to have a significant impact on both individual and commercial borrowers as business cash flows continue to be strained and unemployment remains at historically high levels. This is in addition to the effects of declining market values for properties securing real estate loans, which has led to declining appraisal values of the collateral that secures our construction and development loan portfolio. The length and intensity of the current recession is impacting customers who had previously been considered to be of low credit risk. Management believes that our past due loans and loan chargeoffs will continue to be above historic levels, particularly in real estate loans, until there is some relief from the recession and improvement in real estate market conditions and employment levels in the area served by the Company. Past due and nonaccrual loans as well as net chargeoffs could continue to increase as more borrowers, particularly builders and developers and individual borrowers that have become unemployed, are impacted by the extended term of the recession.
Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

RESULTS OF OPERATIONS (continued)
The following table presents information regarding loans included as nonaccrual and the gross income that would have been recorded in the six month period if the loans had been current, and the amount of interest income on those that was not included in net interest income.

	June 30, 2010	June 30, 2009
Nonaccrual interest	$938	$2,196
Troubled debt restructurings	83	—
Noninterest Income
Total noninterest income for the first six months of 2010 was $2,131, a decrease of $1,140, or 34.9% from $3,271 for the same period in 2009. The decrease is primarily due to decreases in gain on sale of securities available for sale, mortgage banking activities and service charges on deposit accounts. The decrease in gain on sale of securities available for sale is due to the Company recognizing less gain on sale of securities available for sale in the first six months of 2010 than were sold in the same period of 2009. The decrease in mortgage banking activities is due to lower demand for mortgage refinances in 2010 compared to 2009 and continued lower levels of activity in new home sales when compared to historic levels. The decrease in service charges on deposits is primarily due to reduced overdraft fee income as well as lower average deposit balances. Management anticipates fee income on overdrafts to continue to be low due to new financial regulations that became effective in the second quarter of 2010 preventing the Bank from executing transactions that will result in an overdraft for a customer’s account without the express consent of the customer.
Total noninterest income for the three months ended June 30, 2010 was $985, a decrease of $866 from $1,851 for the second quarter of 2009. The decrease for the three month period is due to the same factors noted for the six month period.
The table below shows noninterest income for the six month and three month periods ended June 30, 2010 and 2009.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Service charge on deposit accounts	$885	$995	$452	$505
Mortgage banking activities	297	655	174	312
Gain on sale of securities available for sale	315	1,130	—	790
Other:
Investment service income	249	108	157	50
Check printer income	15	15	8	8
Safe deposit box rental	16	17	7	8
Credit life insurance commissions	4	6	3	4
Bank owned life insurance income	162	174	80	87
ATM income	57	63	28	31
Other customer fees	28	38	16	22
Other equity investment income	1	5	—	3
Other service charges, commissions and fees	102	65	60	31

Total noninterest income	$2,131	$3,271	$985	$1,851

RESULTS OF OPERATIONS (continued)
Noninterest Expense
Noninterest expense for the first six months of 2010 was $9,671, a decrease of $1,929, or 16.6%, from $11,600 for the same period in 2009. The decrease is primarily due to the Bank recording no securities impairment losses in the first six months of 2010, compared to $1,338 in the first six months of 2009. The Company has also been able to achieve modest reductions in many noninterest expense categories.
Securities impairment losses of $1,338 were recorded in the first quarter of 2009 related to impairment of common stock held by the Bank and issued by Silverton and trust preferred securities held by the Bank and issued by a trust affiliated with Silverton which were guaranteed by Silverton, as discussed previously.
Other real estate expense is composed of three types of charges: maintenance, marketing and selling costs; valuation adjustments based on new appraisals; and gains or losses on disposition. Other real estate expenses decreased $86, or 28.9%, to $212 for the six months ended June 30, 2010 compared to $298 for the same period in 2009. The decrease in expense is primarily due to the Bank recording a gain on sale of certain foreclosed properties during the first six months of 2010. The balance of other real estate owned (excluding adjustments for loans to facilitate the purchase of foreclosed properties of $169 and bank properties of $1,243) increased 17.5% to $12,836 at June 30, 2010, compared to $10,922 at December 31, 2009.
Salaries and employee benefits decreased 5.2% and regulatory and compliance expense decreased 20.1% during the first six months of 2010 over the same period of 2009. The decrease in salaries expense is due to not replacing employees lost through normal turnover. The decrease in regulatory and compliance expense is primarily the result of decreases in FDIC assessment expense during the first six months of 2010 compared to the same period in 2009. In the first six months of 2009, the Bank began accruing for a special FDIC assessment that was paid in the third quarter of 2009. No special assessments have been proposed for 2010, however overall assessment rates in effect for the Bank are higher as of June 30, 2010 than they were at June 30, 2009.
Loan expense was $214, an increase of $152 for the first six months of 2010 from $62 for the same period in 2009. The increase is primarily due to increases in costs related to collection efforts for active loans in the Bank’s portfolio.
Total noninterest expense for the three months ended June 30, 2010 was $4,921, a decrease of $273 or 5.3% from $5,194 for the same period in 2009. The decrease is primarily due to reductions in regulatory and compliance expense and salaries and employee benefits. Decreases in those two expenses are due to the same factors noted previously for the six month period.

RESULTS OF OPERATIONS (continued)
The table below shows noninterest expense for the six month and three month periods ended June 30, 2010 and 2009:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Salaries and employee benefits	$4,641	$4,897	$2,345	$2,475
Securities impairment loss	—	1,338	—	—
Regulatory and compliance	635	795	337	569
Occupancy	750	769	369	376
Furniture and equipment	450	525	245	253
Data processing fees	475	489	263	237
Advertising and public relations	310	287	170	144
Operational expense	400	429	186	212
Other real estate expense	212	298	107	103
Other:
Loan expense	214	62	103	36
Legal	33	34	18	17
Audit and accounting fees	259	232	160	115
Postage and freight	170	150	84	74
Director expense	112	123	50	56
ATM expense	262	273	137	129
Amortization of intangible asset	141	162	71	81
Other insurance expense	96	87	47	39
Printing	37	44	21	19
Other employee expenses	123	101	61	52
Dues & memberships	35	44	17	22
Miscellaneous chargeoffs (recoveries)	—	60	(24)	7
Miscellaneous taxes and fees	53	96	30	56
Federal Reserve and other bank charges	19	57	11	23
Other	244	248	113	99

Total noninterest expense	$9,671	$11,600	$4,921	$5,194

Income Taxes
Due to the current economic condition and losses recognized since the fourth quarter of 2008, the Company established during 2009 a valuation allowance against a portion of its deferred tax assets. Until earnings significantly improve, the Company intends to maintain an amount of net deferred tax asset that it can substantiate through a projection of 12—18 months of earnings. Therefore, a valuation allowance will be maintained until the Company determines it is more likely than not that the entire deferred tax asset can be realized through current and future taxable income. The Company has sufficient taxable income available in carry back years to realize the entire 2009 federal net operating loss, and some of the capital losses and has determined that it is more likely than not that there will be sufficient taxable income in future years to realize the remaining net deferred tax asset. However, if future events change the assumptions and estimates regarding the Company’s future earnings, an additional deferred tax asset valuation allowance may be established.

RESULTS OF OPERATIONS (continued)
During the first six months of 2010, the Company reported additional pretax losses, resulting in an adjustment to the amount of deferred tax asset that can be substantiated through projections of earnings. As a result, the Company recorded an additional valuation allowance of $229 against a portion of the remaining deferred tax assets. The Company plans to continue this methodology until earnings significantly improve at which point it will consider relieving the entire valuation allowance.
The Company is reporting net deferred tax assets of $1,235 after a valuation allowance of $3,299 at June 30, 2010. Management believes that amount of deferred tax asset is justified through conservative projections of the Company’s earnings over the next 12 to 18 months. If future events result in adjustments to the Company’s earnings projection, further adjustments could be recorded.
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
The Company’s primary source of liquidity is dividends paid by the Bank and cash that has not been invested in the Bank. Under Tennessee law, the amount of dividends that may be declared by the Bank in a year without approval of the Commissioner of the Tennessee Department of Financial Institutions (the “Commissioner”) is limited to net income for that year combined with retained net income for the two preceding years. Further, any dividend payments from the Bank to the Company are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements, or any higher requirements imposed by the Bank’s regulators. Because of the Bank’s loss in 2008, 2009, and the first six months of 2010, dividends from the Bank to the Company, including funds for payment of interest on the Company’s subordinated debentures and for payment of dividends on the Company’s preferred stock, including the preferred stock issued to the U.S. Treasury in the CPP, to the extent that cash on hand at the Company is not sufficient to make such payments, will require prior approval of the Commissioner. Based on current projections, Management estimates that the Company has sufficient cash on hand to meet its obligations through the third quarter of 2011.
The primary uses of cash are lending to the Company’s borrowers and investing in securities and short-term interest-earning assets. During 2009, regular loan repayments outpaced loan demand, resulting in a decrease in gross loans and contributing to the increase in cash and cash equivalents. During the first six months of 2010, this trend continued, though to a lesser extent. Management anticipates loan demand to increase during the remainder of 2010 such that regular loan repayments are likely to approximate loan demand. As such, loan repayments are not expected to be a significant source of cash for the remainder of 2010. Other sources of liquidity that are available to the Bank include national market deposits, FHLB advances, and federal funds purchased.

RESULTS OF OPERATIONS (continued)
At June 30, 2010 and December 31, 2009, the Bank’s and the consolidated Company’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal regulators prompt corrective action guidelines were as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2010
Total Capital to risk weighted assets
Bank	$62,329	11.79%	$42,291	8.00%	$52,863	10.00%
Consolidated	65,329	12.32%	42,342	8.00%	N/A	N/A

Tier 1 to risk weighted assets
Bank	$55,633	10.52%	$21,145	4.00%	$31,718	6.00%
Consolidated	49,729	9.40%	21,171	4.00%	N/A	N/A

Tier 1 to average assets
Bank	$55,633	8.37%	$26,590	4.00%	$33,238	5.00%
Consolidated	49,729	7.45%	26,687	4.00%	N/A	N/A

December 31, 2009
Total Capital to risk weighted assets
Bank	$62,086	11.32%	$43,867	8.00%	$54,834	10.00%
Consolidated	66,225	12.06%	43,940	8.00%	N/A	N/A

Tier 1 to risk weighted assets
Bank	$55,152	10.06%	$21,933	4.00%	$32,900	6.00%
Consolidated	50,807	9.25%	21,970	4.00%	N/A	N/A

Tier 1 to average assets
Bank	$55,152	7.91%	$27,875	4.00%	$34,843	5.00%
Consolidated	50,807	7.26%	27,976	4.00%	N/A	N/A
As of June 30, 2010, and December 31, 2009, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. The subordinated debentures, issued in 2002, 2005 and 2007 increased Tier 1 capital, giving the Bank the opportunity to continue its asset growth. The Company expects that its trust preferred securities issued in connection with these subordinated debentures will continue to be treated as Tier 1 capital under the Dodd-Frank Wall Street Reform and Consumer Protection Act. The preferred shares issued in 2009 helped the Company to maintain its capital ratios despite the net operating loss for 2009.
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

RESULTS OF OPERATIONS (continued)
enforcement action of the FDIC, the Bank may be subject to additional limitations on its operations including its ability to accept or renew brokered deposits or to pay interest on deposits above proscribed rates.
Because the Bank incurred significant losses in 2009 and 2008, the Bank is unable to pay dividends to the Company, including, if necessary, dividends to support the Company’s payment of interest on its subordinated debentures and dividends on the Senior Preferred or Warrant Preferred Shares without prior approval by the Commissioner of the TDFI. In addition, the Bank may be limited in its ability to pay dividends to the Company by the terms of any enforcement action issued by the FDIC or the TDFI with respect to the Bank, including as a result of the recent joint examination of the Bank by the TDFI and the FDIC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management uses a gap simulation model that takes cash flows into consideration. These include mortgage backed securities, loan prepayments, and expected calls and maturities on securities. Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature,” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing the Bank’s pricing history on these categories relative to interest rates. Using the interest rate history from our asset liability management software database spanning up to 20 quarters of data, we derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis, the model considers deposit rate movements to determine what percentage of interest bearing deposits is actually repriceable within a year. Our cumulative one-year gap position at June 30, 2010 was -3.93% of total assets. Our policy states that our one-year cumulative gap should not exceed 20% of total assets.
As of June 30, 2010, approximately $416,119 of $586,533 in interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $372,038, or 71.0%, of total loans, including loans held for sale, at June 30, 2010. The Bank has approximately $343,835 in time deposits maturing or repricing within one year.
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
The following illustrates the effects on net interest income of shifts in market interest rates from the rate shock simulation model:

June 30, 2010
Basis Point Change	+200 bp	+100bp	-100bp	-200bp
Increase (decrease) in net interest income	0.11%	0.06%	0.01%	0.01%
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

June 30, 2010
Basis Point Change	+200 bp	+100bp	-100bp	-200bp
Increase (decrease) in equity at risk	0.30%	1.30%	1.00%	2.40%
One of management’s objectives in managing the Bank’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities.

ITEM 4. CONTROLS AND PROCEDURES
As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this quarterly report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.
There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Not applicable.
ITEM 1A. RISK FACTORS
     Except as set forth below, there have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009:
The impact on our future results of operations and financial condition of the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act is not yet known.
     On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Reform Act”) into law. The Reform Act significantly reforms the structure of federal financial regulation and enacts new substantive requirements and regulations that apply to a broad range of financial market participants, affecting every segment of the financial services industry, which will alter the way we conduct certain aspects of our business and may restrict our ability to compete, increase costs and reduce revenues. The Reform Act, among other things, strengthens oversight and regulation of banks and nonbank financial institutions, enhances regulation of over-the-counter derivatives and asset-backed securities, and establishes new rules for credit rating agencies. The Reform Act may have a significant and negative impact on our earnings through fee reductions, higher costs (from both a regulatory and an implementation perspective) and new regulations. The ultimate impact of the Reform Act on our operations will be dependent on regulatory interpretation and rulemaking, as well as the success of our actions to mitigate the negative impact of such rules and regulations. The full scope and effect of the Reform Act on the Company and the Bank may not be known for several years.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. (REMOVED AND RESERVED)
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS

Exhibit
Number	Description

3.1	Amended and Restated Charter of the Company (Restated for SEC filing purposes only)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community First, Inc. (Registrant)

August 16, 2010	/s/ Marc R. Lively

(Date)	Marc R. Lively, President and Chief Executive Officer

August 16, 2010	/s/ Dianne Scroggins

(Date)	Dianne Scroggins, Chief Financial Officer