Form 10-Q
period 2010-09-30
COMMUNITY FIRST INC
filed 2010-11-15
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding (no par value): 3,272,389 shares of common stock, no par value per share, as of November 15, 2010.

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Community First, Inc.
Consolidated Balance Sheets
September 30, 2010 and December 31, 2009
(Unaudited)

	September 30,	December 31,
(amounts in thousands, except share and per share data)	2010	2009

Assets
Cash and due from banks	$17,853	$14,530
Federal funds sold	10,466	16,590

Cash and cash equivalents	28,319	31,120
Time deposits in other financial institutions	3,952	3,993
Securities available for sale	63,750	75,972
Loans held for sale, at fair value	7,454	5,172
Loans	523,359	540,753
Allowance for loan losses	(14,180)	(13,347)

Net loans	509,179	527,406

Restricted equity securities	1,727	1,727
Premises and equipment	15,343	16,798
Accrued interest receivable	2,458	2,587
Goodwill	5,204	5,204
Core deposit and customer relationship intangibles	1,854	2,065
Other real estate owned, net	13,480	11,262
Bank owned life insurance	8,668	8,430
Other assets	8,222	9,455

Total Assets	$669,610	$701,191

Liabilities and Shareholders’ Equity

Deposits:
Noninterest-bearing	$48,629	$44,415
Interest-bearing	528,819	561,781

Total Deposits	577,448	606,196

Federal Home Loan Bank advances	16,000	17,000
Subordinated debentures	23,000	23,000
Repurchase agreements	7,000	7,000
Accrued interest payable	1,698	2,511
Other liabilities	2,196	1,839

Total Liabilities	627,342	657,546

Community First, Inc.
Consolidated Balance Sheets
September 30, 2010 and December 31, 2009
(Unaudited)
(Continued)

	September 30,	December 31,
(amounts in thousands, except share and per share data)	2010	2009

Shareholders’ Equity
Senior preferred shares, no par value; $1,000 per share liquidation preference; 5% cumulative. Authorized 2,500,000 shares; issued 17,806 at September 30, 2010 and December 31, 2009	17,806	17,806
Warrant preferred shares, no par value; $1,000 per share liquidation preference; 9% cumulative. Issued 890 at September 30, 2010 and December 31, 2009	890	890
Net discount on preferred shares	(636)	(759)

Total preferred shares	18,060	17,937
Common stock, no par value. Authorized 10,000,000 shares; issued 3,272,029 shares at September 30, 2010 and 3,269,924 shares at December 31, 2009	28,458	28,199
Accumulated deficit	(4,609)	(2,664)
Accumulated other comprehensive income	359	173

Total Shareholders’ Equity	42,268	43,645

Total Liabilities and Shareholders’ Equity	$669,610	$701,191

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.
Consolidated Statements of Operations and Comprehensive Loss
Nine Months and Three Months Ended September 30, 2010 and 2009
(Unaudited)

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,
(amounts in thousands, except share and per share data)	2010	2009	2010	2009

Interest income:
Loans, including fees	$22,795	$23,499	$7,526	$7,941
Taxable securities	1,662	2,537	494	799
Tax-exempt securities	298	238	109	75
Federal funds sold and other	217	203	81	109

Total interest income	24,972	26,477	8,210	8,924

Interest expense:
Deposits	7,633	11,884	2,358	3,738
FHLB advances and federal funds purchased	361	565	112	168
Subordinated debentures and other	1,224	1,322	411	421

Total interest expense	9,218	13,771	2,881	4,327

Net interest income	15,754	12,706	5,329	4,597
Provision for loan losses	4,283	6,904	974	3,384

Net interest income after provision for loan losses	11,471	5,802	4,355	1,213

Noninterest income:
Service charges on deposit accounts	1,358	1,532	473	537
Mortgage banking activities	637	866	340	211
Gain on sale of securities available for sale	522	1,135	207	5
Other	1,018	776	384	285

Total noninterest income	3,535	4,309	1,404	1,038

Noninterest expense:
Salaries and employee benefits	7,075	7,081	2,434	2,184
Securities impairment loss	—	1,338	—	—
Regulatory and compliance	1,010	1,304	375	509
Occupancy	1,141	1,146	391	377
Furniture and equipment	669	787	219	262
Data processing fees	705	717	230	228
Advertising and public relations	470	451	160	164
Operational expense	592	659	192	230
Other real estate expense	1,438	945	1,226	647
Other	2,687	2,765	889	992

Total noninterest expense	15,787	17,193	6,116	5,593

Loss before income tax expense (benefit)	(781)	(7,082)	(357)	(3,342)

Community First, Inc.
Consolidated Statements of Operations and Comprehensive Loss
Nine Months and Three Months Ended September 30, 2010 and 2009
(Unaudited, Continued)

	Nine Months		Three Months
	Ended		Ended
	September 30,		September 30,
( amounts in thousands, except share and per share data)	2010	2009	2010	2009

Income tax expense (benefit)	315	(1,154)	86	204

Net loss	(1,096)	(5,928)	(443)	(3,546)

Preferred stock dividends	(726)	(572)	(245)	(245)
Accretion of preferred stock discount	(123)	(91)	(42)	(39)

Net loss allocated to common shareholders	(1,945)	(6,591)	(730)	(3,830)

Net loss per share allocated to common shareholders
Basic	$(0.59)	$(2.07)	$(0.22)	$(1.17)
Diluted	(0.59)	(2.07)	(0.22)	(1.17)

Weighted average common shares outstanding
Basic	3,271,322	3,246,460	3,271,956	3,267,718
Diluted	3,271,322	3,246,460	3,271,956	3,267,718
Cash dividends paid per common share	—	0.05	—	—

Comprehensive Loss
Net loss	$(1,096)	$(5,928)	$(443)	$(3,546)
Reclassification adjustment for security gains included in net loss, net of income taxes	(322)	(700)	(79)	(2)
Reclassification adjustment for other-than-temporary security losses included in net loss, net of income taxes	—	627	—	—
Unrealized gains on securities, net of income taxes	508	322	270	1,509

Comprehensive loss	$(910)	(5,679)	$(252)	$(2,039)

     See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss
Nine Months Ended September 30, 2010
(Unaudited)

					Accumulated
					Other	Total
	Common	Preferred	Common	Accumulated	Comprehensive	Shareholders’
(amounts in thousands, except share and per share data)	Shares	Stock	Stock	Deficit	Income	Equity
Balance at January 1, 2010	3,269,924	$17,937	$28,199	$(2,664)	$173	$43,645
Stock-based compensation
Restricted stock grants	998	—	(2)	—	—	(2)
Stock options	—		124	—	—	124
Accretion of discount on preferred stock	—	123	—	(123)	—	—
Sale of shares of common stock	1,107	—	11	—	—	11
Cash dividends declared on preferred stock	—	—	—	(726)	—	(726)
Tax benefit arising from exercise of stock options	—	—	126	—	—	126

Comprehensive loss
Net loss	—	—	—	(1,096)	—	(1,096)
Reclassification adjustment for gains included in net loss, net of income taxes	—	—	—	—	(322)	(322)
Change in unrealized gain (loss) on securities available for sale, net of income taxes	—	—	—	—	508	508

Total comprehensive loss						(910)

Balance at September 30, 2010	3,272,029	$18,060	$28,458	$(4,609)	$359	$42,268

     See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2010 and 2009
(Unaudited)

	Nine Months Ended
(amounts in thousands, except share and per share data )	September 30,
	2010	2009

Cash flows from operating activities
Net loss	$(1,096)	$(5,928)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	899	970
Amortization on securities, net	297	122
Core deposit intangible amortization	211	244
Provision for loan losses	4,283	6,904
Mortgage loans originated for sale	(37,059)	(53,095)
Proceeds from sale of mortgage loans	35,426	55,234
Gain on sale of loans	(637)	(866)
Decrease in accrued interest receivable	129	42
Decrease in accrued interest payable	(813)	(571)
Gain on sale of securities	(522)	(1,135)
Holding losses on loans held for sale	—	11
Increase in surrender value of bank owned life insurance	(238)	(261)
Net write down of other real estate	1,064	708
Securities impairment loss	—	1,338
Compensation expense under stock based compensation	124	188
Other, net	1,282	(590)

Net cash from operating activities	3,350	3,315

Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(10,061)	(53,151)
Other	(71,194)	(23,039)
Sales of securities:
Mortgage-backed securities	33,174	40,036
Other	—	4,473
Maturities, prepayments, and calls:
Mortgage-backed securities	6,335	11,082
Other	54,500	21,500
Purchase of restricted equity securities	—	(278)
Net decrease in loans	6,746	5,987
Proceeds from sales of other real estate owned	4,974	3,132
Increase (decrease) in time deposits in other financial institutions	41	(10,927)
Proceeds from sale of premises and equipment	29	—
Additions to premises and equipment	(232)	(205)

Net cash from investing activities	24,312	(1,390)

Community First, Inc.
Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2010 and 2009
(Unaudited, Continued)

	Nine Months Ended
(amounts in thousands, except share and per share data )	September 30,
	2010	2009

Cash flows from financing activities
Increase (decrease) in deposits	(28,748)	4,338
Payments on Federal Home Loan Bank advances	(4,000)	(13,000)
Proceeds from Federal Home Loan Bank advances	3,000	3,000
Repayment of federal funds purchased	—	(9,000)
Repayment of other borrowed money	—	(4,835)
Proceeds from issuance of common stock	11	19
Net proceeds from stock option exercises	—	15
Proceeds from issuance of preferred stock	—	17,702
Cash dividends paid on preferred stock	(726)	(572)
Cash dividends paid on common stock	—	(121)

Net cash from financing activities	(30,463)	(2,454)

Net change in cash and cash equivalents	(2,801)	(529)
Cash and cash equivalents at beginning of period	31,120	19,811

Cash and cash equivalents at end of period	$28,319	$19,282

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$10,031	$14,342
Income taxes	50	23
Supplemental noncash disclosures
Transfer from loans to other real estate owned	7,318	3,155
Transfer of premises and equipment to other real estate owned	759	484
Transfer from loans held for sale to loans	—	733
Preferred stock dividends declared but not paid	119	117
Fair value of shares issued from stock dividend and dividend reinvestment plan	—	361
See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
(amounts in thousands, except share and per share data )
NOTE 1 — ORGANIZATION AND BASIS OF PRESENTATION
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
The unaudited consolidated financial statements as of September 30, 2010 and for the nine month and three month periods ended September 30, 2010 and 2009 have been prepared in accordance with the U.S. generally accepted accounting principles for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ( the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the 2009 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) as filed with the SEC. Some items in the prior year financial statements were reclassified to conform to the current presentation.
NOTE 2 — ADOPTION OF NEW ACCOUNTING STANDARDS
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
NOTE 2 — ADOPTION OF NEW ACCOUNTING STANDARDS (Continued)
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
NOTE 3 — SECURITIES AVAILABLE FOR SALE
The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at September 30, 2010 and December 31, 2009 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2010
U.S. government sponsored entities	$6,423	$3	$(27)	$6,399
Mortgage—backed — residential	28,960	878	(23)	29,815
State and municipal	18,843	722	(10)	19,555
Corporate	8,951	1	(971)	7,981

Total	$63,177	$1,604	$(1,031)	$63,750

December 31, 2009
U.S. government sponsored entities	$1,007	$1	$—	$1,008
Mortgage—backed — residential	58,087	763	(80)	58,770
State and municipal	7,652	140	(12)	7,780
Corporate	8,958	—	(544)	8,414

Total	$75,704	$904	$(636)	$75,972

The proceeds from sales of securities and the associated gains and losses are listed below:

	Nine Months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009
Proceeds	$33,174	$44,509	$3,306	$803
Gross gains	522	1,135	207	5
Gross losses	—	—	—	—

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
The amortized cost and fair value of the securities portfolio are shown by expected maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage backed securities are presented separately due to varying maturity dates as a result of prepayments.

	September 30, 2010
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one through five years	4,457	4,393
Due after five through ten years	13,835	14,252
Due after ten years	15,925	15,290
Mortgage backed — residential	28,960	29,815

Total	$63,177	$63,750

At September 30, 2010 and December 31, 2009, securities totaling $43,833 and $43,768, respectively, were pledged to secure public deposits and repurchase agreements.
At September 30, 2010 and December 31, 2009, the Company held $5,000 par value trust preferred securities issued by Tennessee Commerce Statutory Trust, classified as a corporate security. Other than this investment and investments of U.S. Government sponsored entities, the Company did not hold securities of any one issuer in an amount greater than 10% of shareholders’ equity.
The following table summarizes securities with unrealized losses at September 30, 2010 and December 31, 2009 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2010
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. government sponsored entities	$3,388	$(27)	$—	$—	$3,388	$(27)
Mortgage-backed — residential	4,167	(23)	—	—	4,167	(23)
State and municipal	1,125	(8)	676	(2)	1,801	(10)
Corporate	—	—	5,914	(971)	5,914	(971)

Total temporarily impaired	$8,680	$(58)	$6,590	$(973)	$15,270	$(1,031)

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
NOTE 3 — SECURITIES AVAILABLE FOR SALE (Continued)

	Less than 12 Months		12 Months or More		Total
December 31, 2009
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Mortgage—backed — residential	$6,465	$(80)	$—	$—	$6,465	$(80)
State and municipal	1,925	(12)	—	—	1,925	(12)
Corporate	—	—	8,414	(544)	8,414	(544)

Total temporarily impaired	$8,390	$(92)	$8,414	$(544)	$16,804	$(636)

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
When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
NOTE 3 — SECURITIES AVAILABLE FOR SALE (Continued)
difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis, less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.
As of September 30, 2010, the Company’s securities portfolio consisted of 84 securities, 10 of which were in an unrealized loss position. The unrealized losses are primarily related to the Company’s corporate securities, as discussed below:
Corporate Securities
The Company’s unrealized losses on corporate securities relate primarily to its investment in single issue trust preferred securities, issued by Tennessee Commerce Statutory Trust. The decline in fair value is primarily attributable to illiquidity and the financial crisis affecting the market for trust preferred securities and not necessarily the expected cash flows of the individual securities. Due to the illiquidity in the market, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time. Management’s analysis concluded that the securities have not had an adverse change in expected cash flows and that the Company does not intend to sell the securities, and it is more likely than not that the Company will not be required to sell the securities prior to their anticipated recovery, therefore the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2010.
NOTE 4 — FAIR VALUE
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
September 30, 2010
(Unaudited)
NOTE 4 — FAIR VALUE (Continued)
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
Loans Held For Sale: Loans held for sale are carried at fair value, as determined by outstanding commitments from third party investors.
Impaired Loans: The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent third party appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Additionally, some impaired loans are reported at fair value without specific allocations as a result of chargeoffs equal to the specific allocations that were previously assigned to the respective loans.
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
NOTE 4 — FAIR VALUE (Continued)
Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements at September 30, 2010 using
		Significant Other	Significant
		Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government sponsored entities	$6,399	$6,399	$—
Mortgage-backed — residential	29,815	29,815	—
State and municipal	19,555	19,555	—
Corporate	7,981	2,952	5,029

Total available for sale securities	63,750	58,721	5,029
Loans held for sale	7,454	7,454	—

		Fair Value Measurements at December 31, 2009 using
		Significant Other	Significant
		Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government sponsored entities	$1,008	$1,008	$—
Mortgage-backed — residential	58,770	58,770	—
State and municipal	7,780	7,780	—
Other	8,414	2,775	5,639

Total available for sale securities	75,972	70,333	5,639
Loans held for sale	5,172	5,172	—
Loans held for sale had a carrying amount of $7,454 and $5,172 at September 30, 2009 and December 31, 2009, respectively. The carrying amount includes an adjustment to fair value resulting in additional income of $132 and $72 at September 30, 2010 and December 31, 2009, respectively.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
NOTE 4 — FAIR VALUE (Continued)
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months and three months ended September 30, 2010 and 2009:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Available for sale securities
	Nine Months ended	Three Months Ended	Nine Months ended	Three Months Ended
	September 30, 2010	September 30, 2010	September 30, 2009	September 30, 2009
Balance at beginning of period	$5,639	$5,027	7,779	6,914
Securities impairment	—	—	(675)	—
Change in fair value	(610)	2	407	597
Balance at September 30, 2010	$5,029	$5,029	7,511	7,511
The change in fair value for the nine months ended September 30, 2010 is primarily due to a change in judgment that an individual security would likely not be called in 2013, but likely would be held until maturity in 2038.
Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	September 30, 2010
		Fair Value Measurements
		using other significant
	Carrying Value	unobservable inputs (Level	3)
Assets:
Impaired loans	$21,780	$21,780
Other real estate owned	12,912	12,912

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
NOTE 4 — FAIR VALUE (Continued)

	December 31, 2009
		Fair Value Measurements
		using other significant
	Carrying Value	unobservable inputs (Level 3)
Assets:
Impaired loans	$22,110	$22,110
Other real estate owned	10,607	10,607
Impaired loans, with specific allocations based on the fair value of the underlying collateral for collateral dependent loans, had a carrying amount of $27,111, with a valuation allowance of $7,438, resulting in an additional provision for loan losses of $4,193 and $957 for the nine month and three month periods ended September 30, 2010, respectively. Impaired loans, with no specific allocations as a result of partial chargeoffs that were based on the fair value of the underlying collateral had a carrying amount of $2,107.
At December 31, 2009, Impaired loans with specific allocations based on the fair value of the underlying collateral had a carrying amount of $23,682, with a valuation allowance of $7,038. Impaired loans with no specific allocations as a result of partial chargeoffs that were based on the fair value of the underlying collateral had a carrying amount of $5,466.
The Company recognized impairment charges on other real estate of $718 and $666 for the nine month and three month periods ended September 30, 2010, respectively. The Company also recorded an additional valuation allowance against the carrying value of other real estate of $346 during the three month period ended September 30, 2010.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
NOTE 4 — FAIR VALUE (Continued)
Carrying amount and estimated fair values of significant financial instruments at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$28,319	$28,319	$31,120	$31,120
Time deposits in other financial institutions	3,952	3,949	3,993	3,989
Securities available for sale	63,750	63,750	75,972	75,972
Loans held for sale	7,454	7,454	5,172	5,172
Loans, net of allowance	509,179	502,731	527,406	519,583
Restricted equity securities	1,727	N/A	1,727	N/A
Accrued interest receivable	2,458	2,458	2,587	2,587
Financial liabilities
Total deposits	$577,448	$578,871	$606,196	$607,296
Accrued interest payable	1,698	1,698	2,511	2,511
Federal Home Loan Bank advances	16,000	16,547	17,000	17,124
Subordinated debentures	23,000	13,437	23,000	17,422
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
NOTE 5 — LOANS
Set forth below is a table of the Company’s loans at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
Real estate
Construction	$103,083	19.7%	$120,340	22.3%
1—4 family residential	171,765	32.8%	168,029	31.1%
Commercial	175,424	33.5%	172,840	32.0%
Other	7,743	1.5%	4,382	0.7%
Commercial, financial and agricultural	45,699	8.8%	54,628	10.1%
Consumer	9,836	1.9%	11,045	2.0%
Municipal tax exempt	146	0.0%	239	0.0%
Other	9,663	1.8%	9,250	1.8%

Total (1)	$523,359	100.0%	$540,753	100.0%

(1)	Does not include mortgage loans held for sale at September 30, 2010 and December 31, 2009.
Transactions in the allowance for loan losses for the nine month and three month periods ended September 30, 2010 and 2009 were as follows:

	Nine Months Ended	Nine Months Ended	Three Months Ended	Three Months Ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Beginning Balance	$13,347	$8,981	$13,700	$10,696

Add (deduct):
Losses charged to allowance	(3,540)	(2,190)	(511)	(326)
Recoveries credited to allowance	90	165	17	106
Provision for loan losses	4,283	6,904	974	3,384
Ending Balance	$14,180	$13,860	$14,180	$13,860

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
NOTE 5 — LOANS (Continued)
Individually impaired loans were as follows:

	September 30,	December 31,
	2010	2009
Period—end loans with no allocated allowance for loan losses, net of chargeoffs of $1,696 in 2010 and $1,580 in 2009.	$8,284	$5,466
Period-end loans with allocated allowance for loan losses	32,670	27,316

Total	$40,954	$32,782

Amount of the allowance for loan losses allocated	$7,708	$7,317

Average of impaired loans during the period	$35,352	$20,195
Interest income recognized during impairment	970	1,023
Cash—basis interest income recognized	779	475
Nonperforming loans were as follows:

	September 30,	December 31,
	2010	2009
Loans past due over 90 days still on accrual	$—	$—
Nonaccrual loans	33,578	25,510
Troubled debt restructurings still accruing	5,749	3,634
Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company has allocated $881 of specific allocations to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2010 compared to $279 at December 31, 2009. The Company lost $123 of interest income in the first nine months of 2010 that would have been recorded in interest income if the specific loans had not been restructured.
NOTE 6 — LOSS PER SHARE
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
NOTE 6 — LOSS PER SHARE (Continued)
The factors used in the earnings per share computation follow:

	Nine months ended		Three months ended
	September 30,		September 30,
	2010	2009	2010	2009
Basic
Net loss	$(1,096)	$(5,928)	$(443)	$(3,546)
Less: Earnings allocated to preferred stock	(726)	(572)	(245)	(245)
Less: Accretion of preferred stock discount	(123)	(91)	(42)	(39)
Less: Earnings allocated to common stock	—	(121)	—	—
Less: Loss allocated to participating securities	—	1	—	—

Net loss allocated to common shareholders	$(1,945)	$(6,711)	$(730)	$(3,830)

Weighted common shares outstanding including participating securities	3,271,322	3,245,462	3,271,956	3,266,720
Participating securities	—	998	—	998

Weighted average common shares	3,271,322	3,246,460	3,271,956	3,267,718

Basic loss per common share	$(0.59)	$(2.07)	$(0.22)	$(1.17)

Diluted
Net loss allocated to common shareholders	$(1,945)	$(6,711)	$(730)	$(3,830)

Weighted average shares	3,271,322	3,246,460	3,271,956	3,267,718
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—

Average common shares and dilutive potential common shares	3,271,322	3,246,460	3,271,956	3,267,718

Diluted loss per common share	$(0.59)	$(2.07)	$(0.22)	$(1.17)

At September 30, 2010 and 2009, respectively, stock options for 211,740 and 234,530 shares of common stock, respectfully, were not considered in computing diluted loss per share because they were antidilutive. Due to the net loss for the nine and three month periods ended September 30, 2010 and 2009, all outstanding stock options were considered antidilutive and were excluded from the diluted loss per common share calculation for those periods.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
NOTE 7 — INCOME TAXES
Due to the current economic condition and losses recognized since the fourth quarter of 2008, the Company established, during 2009, a valuation allowance against a portion of its deferred tax assets. Until earnings significantly improve, the Company intends to maintain an amount of net deferred tax asset that it can substantiate through a projection of 12 — 18 months of earnings. Therefore, a valuation allowance will be maintained until the Company determines it is more likely than not that the entire deferred tax asset can be realized through current and future taxable income. The Company has determined that it is more likely than not that it will have sufficient taxable income in future years to realize the remaining net deferred tax asset. However, if future events change the assumptions and estimates regarding the Company’s future earnings, an additional deferred tax asset valuation allowance may be established.
During the first nine months of 2010, the Company reported additional pretax losses, resulting in an adjustment to the amount of deferred tax asset that can be substantiated through projections of earnings. As a result, the Company recorded an additional valuation allowance of $960 against a portion of the remaining deferred tax assets. The Company plans to continue this methodology until earnings significantly improve at which point it will consider relieving the entire valuation allowance. At September 30, 2010, the Company reported net deferred tax assets of $1,369 after a valuation allowance of $4,196. At December 31, 2009, the Company reported net deferred tax assets of $1,205 after a valuation allowance of $3,236.
NOTE 8 — REGULATORY MATTERS
During the first quarter of 2010, the Bank was subject to a joint examination by the FDIC and the Tennessee Department of Financial Institutions (“TDFI”). During the third quarter of 2010, the Bank received a final report from the examination and notification of an informal regulatory action in the form of a memorandum of understanding (“MOU”) between the Company, the FDIC, and TDFI. The MOU, which the Bank entered into on October 19, 2010 requires the Bank to achieve by March 31, 2011 and maintain thereafter regulatory capital ratios higher than those required under current regulatory capital guidelines. The required ratios are 8.0% for tier 1 capital to average assets, 10.0% for tier 1 to risk weighted assets, and 12.0% for total capital to risk weighted assets. The MOU also restricts the Bank from paying any dividends to the Company if the dividend would cause the Bank’s regulatory capital ratios to fall below the MOU-required ratios. The Bank will also be required to implement additional programs to improve the overall asset quality and reduce exposure to problem assets. The MOU does not subject the Bank to additional limitations on its ability to accept or renew brokered deposits or to pay interest on deposits above proscribed rates.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
(Amounts in thousands, except share and per share data)
The following discussion compares the financial condition of Community First, Inc. (the “Company”) at September 30, 2010, to December 31, 2009, and the results of operations for the nine months and three months ended September 30, 2010 and 2009. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.
Certain of the statements made herein, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “likely,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 31, 2010 (File No. 000-49966) (the “2009 Form 10-k”) and in other reports we file with the SEC from time to time; including Part II, Item 1A “Risk Factors” below, and the following:
•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;
•	greater than anticipated deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA;
•	our potential growth, including our entrance or expansion into new markets, and the need for sufficient capital to support that growth;
•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;
•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
•	continuation of the historically low short-term interest rate environment;

•	rapid fluctuations or unanticipated changes in interest rates;
•	failure to maintain capital levels above regulatory required levels;

•	any activity that would cause the Company to conclude that there was impairment of any asset, including goodwill or any other intangible asset;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of valuation allowances for probable loan losses, deferred taxes and other estimates;

•	further deterioration in the valuation of other real estate owned;

•	changes in accounting policies, rules and practices;

•	the impact of governmental restrictions on entities participating in the U.S. Treasury’s Capital Purchase Program (“CPP”) under the Troubled Assets Relief Program (“TARP”);

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other circumstances, many of which may be beyond our control.
All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.
FINANCIAL CONDITION
Total assets as of September 30, 2010 decreased 4.5%, or $31,581 to $669,610, compared to $701,191 at December 31, 2009. The decrease in total assets was primarily due to a decrease in gross loans and securities available for sale. Total liabilities decreased 4.6%, or $30,204 to $627,342 at September 30, 2010 compared to $657,546 at December 31, 2009. The decrease in liabilities was primarily due to decreases in interest bearing deposits. Total equity decreased 3.2%, or $1,377 to $42,268 at September 30, 2010 compared to $43,645 at December 31, 2009. The decrease in equity is primarily due to the net loss of $1,096 for the nine months ended September 30, 2010 and dividends on preferred stock of $726.
Cash and Cash Equivalents
Cash and cash equivalents were $28,319 at September 30, 2010 compared to $31,120 at December 31, 2009. The decrease is primarily due to the Bank utilizing excess cash on hand to pay off maturing national market and broker deposits during the first three quarters of 2010.

FINANCIAL CONDITION (Continued)
Loans
Total loans (excluding mortgage loans held for sale) at September 30, 2010 were $523,359, compared to $540,753 at December 31, 2009, a decrease of $17,394. The decrease in loans during the first nine months of 2010 is a continuation of decreased loan demand, increased loan repayments, loan foreclosures, and loan losses experienced by the Bank since 2009. Loan balances decreased for all categories of loans, with the exception of 1-4 family residential loans, which increased $3,736, or 2.2%, other real estate loans, which increased $3,361, or 76.7%, commercial real estate, which increased $2,584 or 1.5%, and other loans, which increased $413 or 4.46% during the first nine months of 2010.
The Company’s past due loans totaled $48,311 at September 30, 2010, which resulted in a ratio to total loans of 9.2% at September 30, 2010, compared to 4.70% at December 31, 2009. Increases in the ratio can be primarily attributed to increases in past due balances for residential construction loans, 1-4 family first mortgages, and commercial loans. The ratio is further increased by the decrease in total loans. The real estate market conditions and continued sluggishness in the economy have increased stress on many of the Company’s borrowers involved in real estate construction and development resulting in increases in problem and potential problem construction and 1-4 family residential loans, chargeoffs, and other real estate owned.
Of the loans in the portfolio at September 30, 2010 approximately $229,997, or 44.0%, are at a variable rate of interest, and $259,784, or 49.6%, are at a fixed rate. The remaining $33,578, or 6.4%, are on nonaccrual. Loans totaling $313,182, or 59.8%, mature or reprice within 12 months. Only $17,575, or 3.4%, of the Bank’s total loans mature or reprice in more than five years.
Management anticipates loan demand to improve slightly during the remainder of 2010, slowing or ending the trend of declining loan balances. However, if difficult economic conditions continue in the Bank’s primary market area, further reduction of loans is possible.
Securities Available for Sale
Set forth below is a table showing the carrying amount and breakdown of the Company’s securities available for sale at September 30, 2010 and December 31, 2009:

	September 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
U.S. Government sponsored entities	$6,399	10.0%	$1,008	1.3%
Mortgage-backed- residential	29,815	46.8%	58,770	77.4%
State and municipal	19,555	30.7%	7,780	10.2%
Corporate	7,981	12.5%	8,414	11.1%

Total	$63,750	100.0%	$75,972	100.0%

During the first quarter of 2010, the Company sold a group of mortgage backed securities in an effort to reduce the risk of extended repayment periods as a result of current market rates associated with the particular securities that were held. Proceeds from the sale were reinvested into additional state and municipal securities as well as securities issued by U.S. Government sponsored entities. During the third quarter of 2010, the Company sold a group of mortgage backed securities totaling $3,306 in an effort to execute a corporate tax strategy related to the Company’s real estate

FINANCIAL CONDITION (Continued)
investment trust subsidiary. Income earned by the Company’s real estate investment trust and its holding company (both subsidiaries of the Bank) is not subject to taxation by the State of Tennessee (“State”). Since formation of the real estate investment trust, the Company has accumulated deferred tax assets related to State income tax. Utilization of those benefits is dependent upon the Company generating future income that is subject to state taxation. The Company has implemented a tax strategy to ensure that the Bank will generate sufficient income that is subject to taxation by the State in future periods and thereby utilize the deferred tax assets. In the short term, that tax strategy is to reduce the amount of income earned by the Company that is not subject to taxation by the State. The securities that were sold in the third quarter were owned by a subsidiary of the Bank that is not subject to taxation by the State. Cash proceeds from the sale were paid as a return of capital dividend to the Bank which is subject to taxation by the State, where it was utilized to reduce the Bank’s cost of funds.
The Company’s securities portfolio is used to provide earnings and for pledging purposes to secure public fund deposits. As of September 30, 2010, the carrying value of securities decreased $12,222 to $63,750, compared to $75,972 at December 31, 2009. Securities available for sale as a percentage of total assets was 9.5% at September 30, 2010, compared to 10.8% at December 31, 2009. Net unrealized gains on available for sale securities was $573 at September 30, 2010, compared to net unrealized gains of $268 at December 31, 2009. Management is continually monitoring the credit quality of the Bank’s investments and believes any unrealized losses that exist in the Bank’s portfolio to be temporary based on the respective credit ratings and anticipated price recovery. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.
Other Real Estate Owned
At September 30, 2010, other real estate owned totaled $13,480, an increase of $2,218 from $11,262 at December 31, 2009. The balance of other real estate owned is comprised of $12,912 of properties acquired through or in lieu of foreclosure on real estate loans, $84 of loans made to facilitate the sale of other real estate owned, and $484 of property acquired by the Company for future Bank branch locations that is no longer intended for that purpose and currently held for sale. The balance of other real estate owned (excluding adjustments for loans to facilitate the purchase of foreclosed properties of $84 and bank properties of $484) increased 18.2% to $12,912 at September 30, 2010 compared to $10,922 at December 31, 2009.
Goodwill
At September 30, 2010, the Company had recorded goodwill of $5,204 at September 30, 2010 and December 31, 2009 related to an acquisition that it made in 2007.
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

FINANCIAL CONDITION (Continued)
An interim impairment analysis as of August 31, 2010, indicated that the Step 2 analysis was necessary. Step 2 of the goodwill impairment test is performed to measure the impairment loss, if any. Step 2 requires that the implied fair value of the reporting unit’s goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. After performing Step 2 it was determined that the implied value of goodwill was more than the carrying amount as of August 31, 2010, resulting in no impairment charges. However, should we continue to experience losses and/or discount rates increase, or should our stock price decline further below our book value per common share, an impairment charge to goodwill and other intangible assets may be required. Management will continue to evaluate goodwill for possible impairment in future periods. Management can provide no assurance that further developments in the banking industry or to our business operations will not result in future goodwill impairment.
Other Assets
At September 30, 2010, other assets totaled $8,222, a decrease of $1,233 or 13.0%, from $9,455 at December 31, 2009. The decrease is primarily due to adjustments to deferred tax assets and amortization of prepaid assets, including prepaid FDIC assessments.
Deposits
The Company relies on the Bank’s deposit base, as well as alternative funding sources such as other borrowed money, FHLB advances, and federal funds purchased from correspondent banks to fund loans and other assets.
The following table sets forth the composition of the Company’s deposits at September 30, 2010 and December 31, 2009.

	September 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
Noninterest—bearing demand accounts	$48,629	8.4%	$44,415	7.3%
Interest—bearing demand accounts	98,992	17.1%	88,339	14.6%
Savings accounts	19,666	3.4%	18,794	3.1%
Time deposits greater than $100	185,008	32.1%	197,006	32.5%
Other time deposits	225,153	39.0%	257,642	42.5%

Total	$577,448	100.0%	$606,196	100.0%

Total deposits were $577,448 at September 30, 2010, compared to $606,196 at December 31, 2009, a decrease of $28,748. The decrease was primarily due to the Bank utilizing cash generated from loan repayments and security sales to pay off maturing national market and broker deposits. National market and broker deposits decreased $34,114 during the first nine months of 2010. Significant decreases also occurred in non-personal CDs, $6,183 and personal CDs, $3,187. The decreases were partially offset by an increase in interest-bearing demand accounts of $10,653.
During the majority of 2009 and through September 30, 2010, the Bank has maintained higher than normal balances in cash and cash equivalents as a result of loan payoffs and modest deposit growth from core deposit customers. Management has been utilizing the available cash to pay off national market and broker deposits as they have matured, resulting in significant improvements in net interest margin. Management further anticipates seeking additional core customer deposits during 2010 in order to improve the Bank’s overall liquidity position as well as net interest income and to continue to reduce the Bank’s reliance on national market and broker deposits. However, management anticipates loan demand will increase slightly such that loan repayments should

FINANCIAL CONDITION (continued)
approximate loan demand. As a result, management will likely begin to renew a larger portion of maturing national market deposits during the remainder of 2010, considering market rates, liquidity needs, and regulatory requirements.
Federal Home Loan Bank Advances
The Company had borrowed $16,000 and $17,000 in fixed rate advances from the Federal Home Loan Bank (“FHLB”) as of September 30, 2010 and December 31, 2009, respectively. The Company had $18,571 available for future borrowings from the FHLB at September 30, 2010. The fixed interest rates on these FHLB advances ranged from 1.91% to 2.71% at September 30, 2010 with a weighted average rate of 2.34% and a weighted average remaining maturity of 26.1 months. These borrowings are secured by a blanket collateral agreement for certain loans secured by 1-4 family residential properties, commercial real estate, and home equity lines of credit. At September 30, 2010, undrawn standby letters of credit with FHLB totaled $9,000. The letters of credit are used to meet pledging requirements of the State of Tennessee Bank Collateral Pool.
Shareholders’ Equity
At September 30, 2010, shareholders’ equity totaled $42,268, a decrease of $1,377 from $43,645 at December 31, 2009. The decrease was primarily due to net loss of $1,096 and dividends declared on preferred stock of $726, partially offset by recognized tax benefits related to stock option activity of $126.
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

RESULTS OF OPERATIONS
Net Loss
The Company had a net loss of $1,096 for the nine months ended September 30, 2010 compared to a net loss of $5,928 for the same period in 2009, an improvement of $4,832. Net loss before income taxes was $781 for the first nine months of 2010 compared to a net loss before income taxes of $7,082 for the same period in 2009, an improvement of $6,301. The reduction in pre-tax loss is primarily due to improvements in net interest income, reduction in provisions for loan losses, and reductions in non-interest expense, primarily related to a reduction in other-than-temporary impairment charges on securities available for sale.
Net loss allocated to common shareholders was $1,945 for the first nine months of 2010 compared to $6,591 for the first nine months of 2009.
The Company had a net loss of $443 for the three months ended September 30, 2010 compared to net loss of $3,546 for the same period in 2009, an improvement of $3,103. The Company had a net loss allocated to common shareholders of $730 for the three months ended September 30, 2010 compared to $3,830 for the same period in 2009. The Company’s improved performance in the third quarter of 2010 was primarily due to a reduction in provisions for loan losses.
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
The following table shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity and an analysis of net interest income for the nine month periods ended September 30, 2010 and 2009. The table reflects how changes in the volume of interest earning assets and interest-bearing liabilities and changes in interest rates have affected our interest income, interest expense, and net interest income for the periods indicated. Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (changes in rate multiplied by prior volume); and (3) changes in rate/volume (changes in rate multiplied by change in volume). The changes attributable to the combined impact of volume and rate have all been allocated to the changes due to rate.

	September 30, 2010			September 30,2009			Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total
Gross loans (1 and 2)	$538,427	5.66%	$22,795	$563,151	5.58%	$23,499	(1,032)	$328	$(704)
Taxable securities available for sale (3)	56,493	3.93%	1,662	71,993	4.71%	2,537	(546)	(329)	(875)
Tax exempt securities available for sale (3)	10,934	3.64%	298	8,417	3.78%	238	71	(11)	60
Federal funds sold and other	30,594	0.95%	217	21,407	1.27%	203	87	(73)	14

Total interest earning assets	636,448	5.25%	24,972	664,968	5.32%	26,477	(1,420)	(85)	(1,505)

Cash and due from banks	9,767			12,643
Other noninterest-bearing assets	54,402			55,697
Allowance for loan losses	(13,381)			(9,711)

Total assets	$687,236			$723,597

Deposits:
NOW & money market investments	$95,265	0.81%	$578	$83,379	0.92%	$571	$82	$(75)	$7
Savings	19,963	0.15%	23	19,316	0.20%	29	1	(7)	(6)
Time deposits $100 and over	193,354	2.19%	3,164	185,787	3.20%	4,448	181	(1,465)	(1,284)
Other time deposits	235,319	2.20%	3,868	282,332	3.24%	6,836	(1,140)	(1,828)	(2,968)

Total interest-bearing deposits	543,901	1.88%	7,633	570,814	2.78%	11,884	(876)	(3,375)	(4,251)

Federal Home Loan Bank advances	18,128	2.66%	361	23,912	3.10%	555	(134)	(60)	(194)
Subordinated debentures	23,000	6.10%	1,050	23,000	6.49%	1,117	—	(67)	(67)
Repurchase agreements	7,000	3.32%	174	7,000	3.29%	172	—	2	2
Federal funds purchased and other	6	0.00%	—	2,330	2.47%	43	(43)	—	(43)

Total interest-bearing liabilities	592,035	2.08%	9,218	627,056	2.94%	13,771	(1,053)	(3,500)	(4,553)

Noninterest-bearing liabilities	51,535			48,425

Total liabilities	643,570			675,481

Shareholders’ equity	43,666			48,116

Total liabilities and shareholders’ equity	$687,236			$723,597

Net interest income			$15,754			$12,706	$(367)	$3,415	$3,048

Net interest margin (4)		3.31%			2.55%

1	Interest income includes fees on loans of $421 and $461 in 2010 and 2009, respectively.

2	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.

3	Amortized cost is used in the calculation of yields on securities available for sale.

4	Net interest income to average interest earning assets.

RESULTS OF OPERATIONS (Continued)
Net Interest Income
The Company was operating in a declining-rate environment from the fourth quarter of 2007 until the fourth quarter of 2008, brought on by the downturn in the economy and deepening recession. During the fourth quarter of 2008, market rates achieved historic lows, pushing rates for both assets and liabilities lower. A significant portion of the Company’s loans earn interest at a rate that varies with the prime rate. The Company’s net interest margin was significantly compressed as a result of the declines in market rates. The prime rate and various other market rates stopped their downward trend and held steady from the first quarter of 2009 through the third quarter of 2010. The stabilization of rates allowed the Bank’s funding sources to reprice at lower rates while rates earned on loans have not declined but actually increased slightly as the result of the Bank being able to institute interest rate floors on a majority of its variable rate loans over the last 24 months. In addition, the average rate earned on loans improved due to fewer loans being placed on nonaccrual during the first nine months of 2010 compared to the same period in 2009, resulting in reduced reversals of interest income. This contributed to a significant improvement in the Company’s net interest income during the first nine months of 2010.
Net interest income for the first nine months of 2010 was $15,754, an increase of $3,048, or 24.0% compared to $12,706 for the same period in 2009. Net interest margin for the first nine months of 2010 was 3.31%, compared to 2.55% for the same period in 2009. The increase in net interest margin is primarily due to decreases in the average rate paid for deposits offset by higher levels of nonperforming assets.
Total interest income for the first nine months of 2010 was $24,972, a decrease of $1,505 from $26,477 for the same period in 2009 because of a decline in the rates earned on the securities portfolio and a decrease in the average balance of loans and securities. The average rate earned on loans increased 8 basis points to 5.66% for the first nine months of 2010 compared to 5.58% for the first nine months of 2009. The increase in the average rate earned on loans was offset by the decrease in average balance of loans outstanding, resulting in a decrease in absolute dollars of loan interest income. The average balance of loans outstanding decreased during the first nine months of 2010 primarily due to payments in excess of loan originations, charge offs and transfers to other real estate. The Bank has further tightened its lending standards during the first nine months of 2010, which, when combined with weaker loan demand, resulted in fewer new loans during the first three quarters of 2010. Management does not expect a significant decrease in gross loans during the fourth quarter of 2010.
The average rate earned on taxable securities in the first nine months of 2010 was 3.93%, a decrease of 78 basis points from 4.71% for the same period in 2009. The decrease in average rate is primarily due to the sale of particular securities from the portfolio in an effort to reduce the risk of extended repayment periods as a result of current market rates associated with mortgage backed securities. Proceeds from the sale were reinvested in tax exempt municipal securities and securities issued by U.S. Government sponsored entities (“GSEs”). The new municipal and GSE securities bear a lower rate of interest than those that were sold due to current market rates. The Bank recorded a gain on sale of securities of $522 in the first nine months of 2010 as a result of the transactions.
Total interest expense for the first nine months of 2010 was $9,218, a decrease of $4,553 from $13,771 for the same period in 2009. The decrease in interest expense is primarily due to the decrease in the average rate paid for interest-bearing deposits coupled with lower deposit balances. The weighted

RESULTS OF OPERATIONS (Continued)
average rate paid on interest-bearing deposit accounts was 1.88% for the first nine months of 2010, a decrease of 90 basis points, from the same period in 2009. Deposit interest expense for the first nine months of 2010 was $7,633, a decrease of $4,251 from $11,884 for the same period in 2009.
Net interest income for the three month period ended September 30, 2010 was $5,329, an increase of $732 from $4,597 in the third quarter of 2009. The increase in net interest income is due to the same factors discussed for the nine month period. Total interest income for the three months ended September 30, 2010 was $8,210, a decrease of $714 from $8,924 from the same period in 2009. Total interest expense was $2,881 for the third quarter of 2010, a decrease of $1,446 from $4,327 for the same period in 2009.
Management expects the improvements in net interest margin when compared to the prior year’s comparable periods to continue through 2010 as the Bank’s overall cost of funds declines. However, net interest margin could be negatively impacted if the Bank were to experience significant increases in nonaccrual loans, which could decrease loan interest income. Management anticipates loan demand to improve during the remainder of 2010 to the point that demand approximates regular loan payments; however additional declines in gross loans are possible due to additional loan chargeoffs and foreclosures. No appreciable increase in loan demand is expected until economic conditions in the Bank’s market area improve. If economic conditions in the Bank’s market area further deteriorate, the Bank would likely experience additional increases in nonaccrual loans and chargeoffs, which could negatively impact the net interest margin, provision for loan losses, and result in further losses.
Provision for Loan Losses
In the first nine months of 2010, the Bank recorded a provision for loan losses of $4,283, a decrease of $2,621 from $6,904 for the same period in 2009. Management’s determination of the adequacy of the allowance for loan losses and the resulting provision in 2010 is based, in part, on an evaluation of specific loans, as well as consideration of historical losses, which management believes is representative of probable incurred loan losses. Other factors considered by management include the composition of the loan portfolio, economic conditions, results of regulatory examinations, reviews of updated real estate appraisals, and the creditworthiness of the Bank’s borrowers and other qualitative factors. The allowance for loan losses was 2.71% of gross loans (“AFLL Ratio”) at September 30, 2010 compared to 2.47% at December 31, 2009.
Nonperforming loans increased from $25,510 at December 31, 2009 to $33,578 at September 30, 2010. The increase in nonperforming loans was due to loans that were performing according to their contractual obligations at December 31, 2009 becoming significantly past due or impaired during the first nine months of 2010. The ratio of allowance to nonperforming loans was 236.8% at September 30, 2010 compared to 191.1% at December 31, 2009. The portion of the allowance attributable to impaired loans increased $391 during the first nine months of 2010. The increase was primarily due to increases in the balance of impaired loans and specific reserves associated with those newly impaired loans. The increase in impaired loans was somewhat offset by loan chargeoffs during the first nine months of 2010. The amounts charged off during 2010 have approximated the specific allocations for the individual loans charged off.

RESULTS OF OPERATIONS (Continued)
The portion of the allowance attributable to historical and environmental factors has increased slightly on an absolute basis and as a percentage of gross loans during the first nine months of 2010. Management’s evaluation of the allowance for loan losses, in addition to specific loan loss allocations, is based on volume of non-impaired loans and changes in credit quality and environmental factors. The balance of non-impaired loans decreased during the first three quarters of 2010 due to the reduction in gross loans and the transfer of newly impaired relationships to the impaired loans component.
The total allowance for loan losses was $14,180 or 2.71% of gross loans at September 30, 2010 compared to $13,347 or 2.47% of gross loans at December 31, 2009. The increase is due to the increases in both the impaired loans component, and the historical and environmental factors component. Management considers the increase in the AFLL Ratio to be directionally consistent with changes in risks associated with the loan portfolio as measured by various metrics.
The table below illustrates changes in the AFLL ratio over the past five quarters and the changes in related risk metrics over the same periods:

Quarter Ended	September 30, 2010	June 30, 2010	March 31, 2010	December 31, 2009	September 30, 2009
AFLL Ratio	2.71%	2.61%	2.36%	2.47%	2.48%

Specifically impaired loans (ASC 310 component)	$7,708	$7,916	$6,634	$7,317	$6,942
Historical and environmental (ASC 450-10 component)	6,472	5,784	6,039	6,030	6,918

Total allowance for loan losses	14,180	13,700	12,673	13,347	13,860

Nonperforming loans to gross loans (1)	6.42%	5.23%	6.50%	4.72%	4.37%
Impaired loans to gross loans	7.83%	8.51%	7.48%	6.06%	4.52%
Allowance to nonperforming loans ratio	236.80%	199.93%	246.34%	191.13%	177.30%
Quarter-to-date net chargeoffs to average gross loans	0.09%	0.22%	0.33%	0.82%	0.04%

(1)	Nonaccrual loans and loans past due 90 or more days still accruing interest as a percentage of gross loans.
The increase in risk associated with the loan portfolio is primarily the result of continuing effects of the sluggish economic conditions within the Bank’s geographic market. The challenging economic conditions are continuing to have a significant impact on both individual and commercial borrowers as business cash flows continue to be strained and unemployment remains at historically high levels. This is in addition to the effects of declining market values for properties securing real estate loans, which has led to declining appraised values of the collateral that secures our construction and development loan portfolio. The length and intensity of the current economic cycle is impacting customers who had previously been considered to be of low credit risk. Management believes that our past due loans and loan chargeoffs will continue to be significantly above historic levels, particularly in real estate loans, until there is some relief from the difficult economic conditions and improvement in real estate market conditions and employment levels in

RESULTS OF OPERATIONS (continued)
the area served by the Company. Past due and nonaccrual loans as well as net chargeoffs could continue to increase as more borrowers, particularly builders and developers and individual borrowers that have become unemployed, are impacted by the extended term of the current economic cycle.
Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.
The following table presents information regarding loans included as nonaccrual and troubled debt restructurings and the gross income that would have been recorded in the nine month periods ended September 30, 2010 and September 30, 2009 if the loans had been current, and the amount of interest income on those that was not included in net interest income.

	September 30, 2010	September 30, 2009
Nonaccrual interest	$1,352	$3,784
Troubled debt restructurings	123	—
Noninterest Income
Total noninterest income for the first nine months of 2010 was $3,535, a decrease of $774, or 18.0% from $4,309 for the same period in 2009. The decrease is primarily due to decreases in gain on sale of securities available for sale, mortgage banking activities and service charges on deposit accounts. Decreases in those accounts were slightly offset by an increase in investment services income. The $229 decrease in mortgage banking activities is due to lower demand for mortgage refinances in 2010 compared to 2009 and continued lower levels of activity in new home sales when compared to historic levels. The $174 decrease in service charges on deposits is primarily due to reduced overdraft fee income as well as lower average deposit balances. Management anticipates fee income on overdrafts to continue to be reduced due to new financial regulations that became effective in the second quarter of 2010 and which require a customer to affirmatively opt in to overdraft protection for ATM and debit card transactions.
Total noninterest income for the three months ended September 30, 2010 was $1,404, an increase of $366 from $1,038 for the third quarter of 2009. The increase for the third quarter of 2010 is primarily due to increases in gain on sale of securities, mortgage banking activities, and investment services income. Those increases were partially offset by a decrease in service charges on deposit accounts. The increase in gain on sale of securities was due to the Company selling more securities during the third quarter of 2010 compared to the same period in 2009. The increase in mortgage banking activity is due to rates for conventional residential mortgages reaching historically low levels, prompting increased refinancing activity.

RESULTS OF OPERATIONS (continued)
The table below shows noninterest income for the nine month and three month periods ended September 30, 2010 and 2009.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Service charge on deposit accounts	$1,358	$1,532	$473	$537
Mortgage banking activities	637	866	340	211
Gain on sale of securities available for sale	522	1,135	207	5
Other:
Investment service income	462	197	213	89
Check printer income	22	22	7	7
Safe deposit box rental	24	25	8	8
Credit life insurance commissions	5	7	1	1
Bank owned life insurance income	238	261	76	87
ATM income	86	93	29	30
Other customer fees	42	63	14	25
Other equity investment income	2	7	1	2
Other service charges, commissions and fees	137	101	35	36

Total noninterest income	$3,535	$4,309	$1,404	$1,038

Noninterest Expense
Noninterest expense for the first nine months of 2010 was $15,787, a decrease of $1,406, or 8.2%, from $17,193 for the same period in 2009. The decrease is primarily due to the Bank recording no securities impairment losses in the first nine months of 2010, compared to $1,338 in the first nine months of 2009.
Other real estate expense is composed of three types of charges: maintenance, marketing and selling costs; valuation adjustments based on new appraisals; and gains or losses on disposition. Other real estate expenses increased $493, or 52.2%, to $1,438 for the nine months ended September 30, 2010 compared to $945 for the same period in 2009. The components of other real estate expense for the nine month and three month periods ended September 30, 2010 and 2009 were as follows:

	September 30, 2010		September 30, 2009
	Nine month period	Three month period	Nine month period	Three month period
Maintenance, marketing, and selling costs	374	183	237	121

Valuation adjustments	449	449	701	519

Gain or loss on disposition	615	594	7	7

Total other real estate expense	1,438	1,226	945	647

The increase in expense is primarily due to losses recognized due to annual reappraisals of properties held by the Bank, additional valuation allowances recorded against the carrying value of other real estate, and recorded losses on sales of other real estate. Other real estate expense is expected to continue to increase as the balance of properties owned by the Bank remains high and additional foreclosures occur.

RESULTS OF OPERATIONS (continued)
Regulatory and compliance expense decreased $294 to $1,010 in the first nine months of 2010 compared to $1,304 for the same period in 2009. The decrease in regulatory and compliance expense is primarily the result of decreases in FDIC assessment expense during the first nine months of 2010 compared to the same period in 2009. In the first nine months of 2009, the Bank accrued for a special FDIC assessment that was paid in the third quarter of 2009. No special assessments have been proposed for 2010, however overall assessment rates in effect for the Bank as of September 30, 2010 are higher than they were at September 30, 2009.
Loan expense was $349, an increase of $222 for the first nine months of 2010 from $127 for the same period in 2009. The increase is primarily due to increases in costs related to collection efforts for active loans in the Bank’s portfolio.
Total noninterest expense for the three months ended September 30, 2010 was $6,116, an increase of $523 or 9.4% from $5,593 for the same period in 2009. The increase is primarily due to increases in other real estate expense and salaries and employee benefits. Increases in those categories was slightly offset by decreases in other expense and regulatory and compliance expense.
The table below shows noninterest expense for the nine month and three month periods ended September 30, 2010 and 2009:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Salaries and employee benefits	$7,075	$7,081	$2,434	$2,184
Securities impairment loss	—	1,338	—	—
Regulatory and compliance	1,010	1,304	375	509
Occupancy	1,141	1,146	391	377
Furniture and equipment	669	787	219	262
Data processing fees	705	717	230	228
Advertising and public relations	470	451	160	164
Operational expense	592	659	192	230
Other real estate expense	1,438	945	1,226	647
Other:
Loan expense	349	127	135	65
Legal	73	51	40	17
Audit and accounting fees	417	350	158	118
Postage and freight	264	243	94	93
Director expense	160	174	48	51
ATM expense	408	403	146	130
Amortization of intangible asset	211	244	70	82
Other insurance expense	146	125	50	38
Printing	66	74	29	30
Other employee expenses	180	179	57	78
Dues & memberships	47	62	12	18
Miscellaneous chargeoffs	9	110	9	50
Miscellaneous taxes and fees	77	122	24	26
Federal Reserve and other bank charges	31	74	12	17
Other	249	427	5	179

Total noninterest expense	$15,787	$17,193	$6,116	$5,593

RESULTS OF OPERATIONS (continued)
Income Taxes
Due to the current economic condition and losses recognized since the fourth quarter of 2008, the Company established, during 2009, a valuation allowance against a portion of its deferred tax assets. Until earnings significantly improve, the Company intends to maintain an amount of net deferred tax asset that it can substantiate through a projection of 12 — 18 months of earnings. Therefore, a valuation allowance will be maintained until the Company determines it is more likely than not that the entire deferred tax asset can be realized through current and future taxable income. The Company has determined that it is more likely than not that there will be sufficient taxable income in future years to realize the remaining net deferred tax asset. However, if future events change the assumptions and estimates regarding the Company’s future earnings, an additional deferred tax asset valuation allowance may be established.
During the first nine months of 2010, the Company reported additional pretax losses, resulting in an adjustment to the amount of deferred tax asset that can be substantiated through projections of earnings. As a result, the Company recorded an additional valuation allowance of $960 against a portion of the remaining deferred tax assets. The Company plans to continue this methodology until earnings significantly improve at which point it will consider relieving the entire valuation allowance.
The Company is reporting net deferred tax assets of $1,369 after a valuation allowance of $4,196. Management believes that amount of deferred tax asset is justified through projections of the Company’s earnings over the next 12 to 18 months. If future events result in adjustments to the Company’s earnings projection, further adjustments could be recorded.
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
The Company’s primary source of liquidity is dividends paid by the Bank and cash that has not been invested in the Bank. Under Tennessee law, the amount of dividends that may be declared by the Bank in a year without approval of the Commissioner of the Tennessee Department of Financial Institutions (the “Commissioner”) is limited to net income for that year combined with retained net income for the two preceding years. Further, any dividend payments from the Bank to the Company are subject to the continuing ability of the Bank to maintain its compliance with minimum federal regulatory capital requirements, or any higher requirements imposed by the Bank’s regulators. Because of the Bank’s loss in 2008, 2009, and the first nine months of 2010, dividends from the Bank to the Company, including funds for payment of interest on the Company’s subordinated debentures and for payment of dividends on the Company’s preferred

LIQUIDITY AND CAPITAL RESOURCES (continued)
stock, including the preferred stock issued to the U.S. Treasury in the CPP, to the extent that cash on hand at the Company is not sufficient to make such payments, will require prior approval of the Commissioner. At September 30, 2010, the Company had approximately $2,698 in cash and cash equivalents on hand and available to pay dividends on the preferred stock and trust preferred interest payments. Based on current projections, which include income tax refunds and earnings on cash balances, management estimates that the Company will have sufficient cash on hand to meet its obligations through the third quarter of 2011. However, if the Company must inject additional capital into the Bank to achieve or maintain the Bank’s capital levels above those required by the memorandum of understanding described below, the Company may be unable to satisfy its obligations, including its obligation to pay its trust preferred interest payments, without raising additional capital.
At the Bank, primary uses of cash are lending to the Bank’s borrowers and investing in securities and short-term interest-earning assets. During 2009, regular loan repayments outpaced loan demand, contributing to a decrease in gross loans and to the increase in cash and cash equivalents. During the first nine months of 2010, this trend continued, though to a lesser extent. Management anticipates loan demand to increase during the remainder of 2010 such that regular loan repayments are likely to approximate loan demand. As such, loan repayments are not expected to be a significant source of cash for the remainder of 2010. Other sources of liquidity that are available to the Bank include national market deposits, FHLB advances, and federal funds purchased.
At September 30, 2010 and December 31, 2009, the Bank’s and the consolidated Company’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal regulators prompt corrective action guidelines were as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2010
Total Capital to risk weighted assets
Bank	$62,382	11.95%	$41,770	8.00%	$52,213	10.00%
Consolidated	64,567	12.35%	41,821	8.00%	N/A	N/A

Tier 1 to risk weighted assets
Bank	$55,761	10.68%	$20,885	4.00%	$31,328	6.00%
Consolidated	48,937	9.36%	20,911	4.00%	N/A	N/A

Tier 1 to average assets
Bank	$55,761	8.26%	$26,993	4.00%	$33,742	5.00%
Consolidated	48,937	7.23%	27,089	4.00%	N/A	N/A

December 31, 2009
Total Capital to risk weighted assets
Bank	$62,086	11.32%	$43,867	8.00%	$54,834	10.00%
Consolidated	66,225	12.06%	43,940	8.00%	N/A	N/A

Tier 1 to risk weighted assets
Bank	$55,152	10.06%	$21,933	4.00%	$32,900	6.00%
Consolidated	50,807	9.25%	21,970	4.00%	N/A	N/A

Tier 1 to average assets
Bank	$55,152	7.91%	$27,875	4.00%	$34,843	5.00%
Consolidated	50,807	7.26%	27,976	4.00%	N/A	N/A

RESULTS OF OPERATIONS (continued)
As of September 30, 2010, and December 31, 2009, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. The subordinated debentures, issued in 2002, 2005 and 2007 increased Tier 1 capital, giving the Bank the opportunity to continue its asset growth. The Company expects that its trust preferred securities issued in connection with these subordinated debentures will continue to be treated as Tier 1 capital under the Dodd-Frank Wall Street Reform and Consumer Protection Act. The preferred shares issued to Treasury in connection with the TARP in 2009 helped the Company to maintain its capital ratios despite the net operating loss for 2009 and the first nine months of 2010.
During the first quarter of 2010, the Bank was subject to a joint examination by the FDIC and the Tennessee Department of Financial Institutions (“TDFI”). During the third quarter of 2010, the Bank received a final report from the examination and notification of an informal regulatory action in the form of a memorandum of understanding (“MOU”) between the Company, the FDIC, and TDFI. The MOU, which the Bank entered into on October 19, 2010 requires the Bank to achieve by March 31, 2011 and maintain thereafter regulatory capital ratios higher than those required under current regulatory capital guidelines. The required ratios are 8.0% for tier 1 capital to average assets, 10.0% for tier 1 to risk weighted assets, and 12.0% for total capital to risk weighted assets. The MOU also restricts the Bank from paying any dividends to the Company if the dividend would cause the Bank’s regulatory capital ratios to fall below the MOU-required ratios. The Bank will also be required to implement additional programs to improve the overall asset quality and reduce exposure to problem assets. The MOU does not subject the Bank to additional limitations on its ability to accept or renew brokered deposits or to pay interest on deposits above proscribed rates.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management uses a gap simulation model that takes cash flows into consideration. These include mortgage backed securities, loan prepayments, and expected calls and maturities on securities. Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature,” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing the Bank’s pricing history on these categories relative to interest rates. Using the interest rate history from our asset liability management software database spanning up to 20 quarters of data, we derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis, the model considers deposit rate movements to determine what percentage of interest bearing deposits is actually repriceable within a year. Our cumulative one-year gap position at September 30, 2010 was 9.77% of total assets. Our policy states that our one-year cumulative gap should not exceed 20% of total assets.
As of September 30, 2010, approximately $415,321 of $582,221 in interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $379,282, or 72.5%, of total loans, including loans held for sale, at September 30, 2010. At September 30, 2010, the Bank has approximately $394,339 in time deposits maturing or repricing within one year.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
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
The following illustrates the effects on net interest income of shifts in market interest rates from the rate shock simulation model:

	September 30, 2010
Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease) in net interest income	12.58%	4.65%	-2.32%	-4.65%
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

	September 30, 2010
Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease) in equity at risk	4.90%	1.80%	-1.20%	-2.40%
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

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     Not applicable.
ITEM 1A. RISK FACTORS
     Except as set forth below and as described in Item 1A of our quarterly report on Form 10-Q for the second quarter of 2010, there have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009.
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

Community First, Inc.
(Registrant)

(Date) November 15, 2010	/s/ Marc R. Lively
Marc R. Lively,
President and Chief Executive Officer

(Date) November 15, 2010	/s/ Dianne Scroggins
Dianne Scroggins,
Chief Financial Officer