Form 10-K
period 2010-12-31
COMMUNITY FIRST INC
filed 2011-04-15
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on June 30, 2010 was approximately $27,267,271. There were 3,272,814 of Common Stock outstanding on April 15, 2011.

DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the Registrant’s definitive Proxy Statement for its 2011 Annual Meeting of Shareholders, currently scheduled to be held on June 7, 2011, are incorporated by reference into Part III of this Annual Report on Form 10-K.

COMMUNITY FIRST, INC.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2010

i

Item		Page
Number		Number
	Part IV

15.	Exhibits, Financial Statement Schedules	79

	Signatures
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-99.1
EX-99.2

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS
Certain of the statements made herein, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors”, in this document and the following:
•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	greater than anticipated deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA;

•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions or regulatory development;

•	the inability to comply with regulatory capital requirements and to secure any required regulatory approvals for capital actions;

•	the continued reduction of our loan balances, and conversely the inability to ultimately grow our loan portfolio;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	continuation of the historically low short-term interest rate environment;

•	rapid fluctuations or unanticipated changes in interest rates;

•	any activity that would cause the Company to conclude that there was impairment of any asset, including goodwill or any other intangible asset;

•	our recording a further valuation allowance related to our deferred tax asset;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	the remediation efforts related to the Company’s material weakness in its internal control over financial reporting;

•	further deterioration in the valuation of other real estate owned;

•	changes in accounting policies, rules and practices;

•	the impact of governmental restrictions on entities participating in the CPP;

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other circumstances, many of which may be beyond our control.
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

The Bank commenced business on May 18, 1999 as a Tennessee-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation’s (the “FDIC”) Deposit Insurance Fund (the “DIF”). The Bank is primarily regulated by the Tennessee Department of Financial Institutions (the “Department”) and the FDIC. The Bank’s sole subsidiary is Community First Title, Inc., a Tennessee chartered and regulated title insurance company. CFBT Investments, Inc., a Nevada corporation, is a wholly-owned subsidiary of Community First Title, Inc., and is the parent of Community First Properties, Inc., a Maryland corporation, which was established as a real estate investment trust pursuant to Internal Revenue Service regulations. The Bank’s principal business is to accept demand and saving deposits from the general public and to make residential mortgage, commercial, and consumer loans.
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
The Company conducts banking activities from the main office and three branch offices in Columbia, Tennessee, one branch office in Mount Pleasant, Tennessee, one branch office in Franklin, Tennessee, one branch office in Murfreesboro, Tennessee, one branch office in Centerville, Tennessee, one branch office in Lyles, Tennessee and one branch office in Thompson Station, Tennessee. The Company also operates eight automated teller machines in Maury County, three automated teller machines in Williamson County, Tennessee, one automated teller machine in Rutherford County, Tennessee and two automated teller machines in Hickman County, Tennessee.
The Company’s assets consist primarily of its investment in the Bank. Its primary activities are conducted through the Bank. At December 31, 2010, the Company’s consolidated total assets were $667,380, its consolidated net loans, including loans held for sale, were $493,089, its total deposits were $595,069, and its total shareholders’ equity was $22,761. At December 31, 2009, consolidated total assets were $701,191, the Company’s consolidated net loans, including loans held for sale, were $532,578, its total deposits were $606,196, and its total shareholders’ equity was $43,645. At December 31, 2008, the Company’s consolidated total assets were $715,326, its consolidated net loans, including loans held for sale, were $567,239, its total deposits were $599,318, and its total shareholders’ equity was $36,035.
Loans
We make secured loans and unsecured loans to individuals, partnerships, corporations, and other business entities within the Middle Tennessee area. Our loan portfolio consists of commercial, financial and agricultural loans, residential and commercial mortgage loans, and consumer loans. Our legal lending limits under applicable regulations (based upon the legal lending limits of 25% of capital and surplus) are currently $10,936.
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
Lending Policies of the Company
While the ultimate authority to approve loans rests with the Board of Directors (the “Directors”) of the Company, lending authority is delegated by the Directors to the loan officers and Loan Committee. Loan officers, each of whom are limited as to the amount of secured and unsecured loans that he or she can make to a single borrower or related group of borrowers, report to the Senior Lending Officer, Jerry Woods. Marc Lively, President and Chief Executive Officer, chairs the Loan Committee. The Chief Credit Officer, Carl Campbell, serves as Vice Chairman of the Loan Committee. Lending limits of individual loan officers are documented in the Company’s Loan Policy and Procedures and are approved by the Directors. Loan officers discuss with the Senior Lending Officer or Chief Credit Officer any loan request that exceeds their individual lending limit. The loan must have approval from the Senior Lending Officer, Chief Credit Officer or the Loan Committee as required by Loan Policy and Procedures. The President and Chief Executive Officer, Marc R. Lively, and the Chief Credit Officer, Carl Campbell, have lending authority on secured and unsecured loans up to $1,000,000. The Senior Lending Officer, Jerry Woods, and the Chief Retail Officer, Louis Holloway, have lending authority on secured and unsecured loans up to $500,000.
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
Class 4: Watch. These loans are characterized by borrowers who have marginal cash flow, marginal profitability, or have experienced operating losses and a declining financial condition. The borrower has in the past satisfactorily handled debts with us, but in recent months has either been late, delinquent in making payments, or made sporadic payments. While we continue to be adequately secured, the borrower’s margins have decreased or are decreasing, despite the borrower’s continued satisfactory condition. Other characteristics of borrowers in this class include inadequate credit information, weakness of financial statement and repayment capacity, but with collateral that appears to limit exposure. This classification includes loans to established borrowers that are reasonably margined by collateral but where potential for improvement in financial condition is limited.
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
Customers
In the opinion of management, there is no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on our business. As of December 31, 2010, we had a total of 191 ending relationships that represent exposure to us of at least $500. We believe that the loss of one of these relationships or an affiliated group of relationships, while significant, would not materially impact the performance of the Company.
Competition and Seasonality
The banking business is highly competitive. Our primary market area consists of Maury, Williamson, Hickman, and Rutherford Counties in Tennessee. We compete with numerous commercial banks and savings institutions with offices in these market areas. In addition to these competitors, we compete for loans with insurance companies, regulated small loan companies, credit unions, and certain government agencies. We also compete with numerous companies and financial institutions engaged in similar lines of business, such as mortgage banking companies, brokerage companies, investment banking firms and lending companies. These competitors have up to $985 million in deposits in the Maury County market area, up to $6.02 billion in deposits in the Williamson County market area, up to $2.95 billion in the Rutherford County market area and up to $99 million in the Hickman County market area, as reported by the FDIC as of June 30, 2010. At December 31, 2010, the Bank had deposits of approximately $595 million. The Company does not experience significant seasonal trends in its operations.
Employees
As of December 31, 2010, the Company had 162 full-time equivalent employees and 164 total employees. The Company plans to continue to hire additional employees as necessary to meet the demands of its customers. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement, and the Company believes that its employee relations are in good standing.
Participation in the United States Department of the Treasury’s Capital Purchase Program
On February 27, 2009, as part of the Capital Purchase Program (the “CPP”) established by the U.S. Department of the Treasury (the “U.S. Treasury”) under the Emergency Economic Stabilization Act of 2008, as amended by the American Recovery and Reinvestment Act of 2009 (the “ARRA”) (the “EESA”), the Company issued and sold to the U.S. Treasury (i) 17,806 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A, having a liquidation preference of $1,000 per share (the “Series A Preferred Stock”), and (ii) a ten-year warrant to purchase 890 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B, having a liquidation preference of $1,000 per share (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Stock”), at an initial exercise price of $0.01 per share (the “Warrant”), for an aggregate purchase price of $17,806,000 in cash. On February 27, 2009, the U. S. Treasury exercised the Warrant to purchase 890 shares (after net settlement without cash payment) of Series B Preferred Stock.
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
In July 2010, the Dodd-Frank Act was signed into law, incorporating numerous financial institution regulatory reforms. Many of these reforms will be implemented over the course of 2011 through regulations to be adopted by various federal banking and securities regulations.
The following summaries of statutes and regulations affecting banks do not purport to be complete. Such summaries are qualified in their entirety by reference to the statutes and regulations described.
The Dodd-Frank Wall Street Reform and Consumer Protection Act — On July 21, 2010, the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far-reaching provisions do not directly impact community-based institutions like the Company. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Company either because of exemptions for institutions below a certain asset size or because of the nature of the Company’s operations. Those provisions that will impact the Company include the following:
•	Changing the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminating the ceiling and increasing the size of the floor of the DIF, and offsetting the impact of the increase in the minimum floor on institutions with less than $10 billion in assets;
•	Making permanent the $250 limit for federal deposit insurance, increasing the cash limit of Securities Investor Protection Corporation protection to $250 and providing unlimited federal deposit insurance until December 31, 2012 for non interest bearing demand transaction accounts at all insured depository institutions;

•	Repealing the federal prohibition on payment of interest on demand deposits, thereby permitting depositing institutions to pay interest on business transaction and other accounts;
•	Centralizing responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal banking regulator;
•	Restricting the preemption of state law by federal law and disallowing national bank subsidiaries from availing themselves of such preemption;
•	Imposing new requirements for mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers;
•	Applying the same leverage and risk based capital requirements that apply to insured depository institutions to holding companies, although the Company’s currently outstanding subordinated debentures (but not new issuances) will continue to qualify as Tier 1 capital, subject to existing limitations on the amount that may so qualify;
•	Permitting national and state banks to establish de novo interstate branches at any location where a bank based in that state could establish a branch, and requiring that bank holding companies and banks be well capitalized and well managed in order to acquire banks located outside their home state;
•	Imposing new limits on affiliated transactions and causing derivative transactions to be subject to lending limits; and
•	Implementing corporate governance revisions, including with regard to executive compensation and proxy access to shareholders, that apply to all public companies not just financial institutions.
Many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted.
Bank Holding Company Act of 1956 — The Company is a bank holding company registered under the provisions of the federal Bank Holding Company Act of 1956, as amended (the “BHC Act”), and consequently is subject to examination by the Board of Governors of the Federal Reserve System (the “FRS”).
As a bank holding company, the Company is required to file, with the Federal Reserve Bank of Atlanta (the “FRB”), annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the FRB and is required to obtain FRB approval prior to acquiring, directly or indirectly, ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting stock of such bank unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or a bank holding company, and must engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company, the activities of which the FRS has determined to be so closely related to banking or management or controlling banks as to be properly incident thereto.
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
Securities Registration and Reporting — The Common Stock of the Company is registered as a class with the SEC under the Exchange Act and thus the Company is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of the Act. In addition, the securities issued by the Company are subject to the registration requirements of the Securities Act and applicable state securities laws unless exemptions are available. The periodic reports, proxy statements, and other information filed by the Company with the SEC are available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer with the SEC and the Company’s filings may be obtained free of charge at the SEC website (http://www.sec.gov). The Company also makes available on its website (http://www.cfbk.com), free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after the Company files such material with, or furnishes such material to, the SEC.
Participation in the Capital Purchase Program of the Troubled Asset Relief Program — As a result of the Company’s participation in the CPP, the Company is required to comply with certain limits and restrictions concerning executive compensation throughout the time that the U.S. Treasury holds any equity or debt securities acquired from the Company pursuant to the CPP, including a requirement that any bonus or incentive compensation paid to the Company’s senior executive officers and next twenty most highly compensated employees during the period that the U.S. Treasury holds the preferred stock be subject to “clawback” or recovery if the payment was based on materially inaccurate financial statements or other materially inaccurate performance metrics criteria and a prohibition on making any “golden parachute” payment (as defined in Section 111 of the EESA, as amended by the ARRA as well as all rules, regulations, guidance or other requirements issued thereunder including the interim final rule issued by the U.S. Treasury on June 15, 2009 (the “June 2009 IFR”)) during that same period to any senior executive officer or the next five most highly compensated employees. The prohibition on “golden parachute” payments has been expanded under the ARRA and the June 2009 IFR to prohibit any payment to these employees for departure from the Company for any reason, except for payments for services performed or benefits accrued.
In addition to the above-described restrictions and limitations on executive compensation, the Company’s participation in the CPP also means that the Company must (i) ensure that the incentive compensation programs for its senior executive officers do not encourage unnecessary and excessive risks that threaten the value of the Company; (ii) not make any bonus, incentive or retention payment to the Company’s chief executive officer, except as permitted under the June 2009 IFR; (iii) not deduct for tax purposes executive compensation in excess of $500 in any one fiscal year for each of the Company’s senior executive officers; (iv) establish a Company-wide policy regarding “excessive or luxury expenditures;” and (v) include in the Company’s proxy statement for its annual shareholder meeting a non-binding, advisory shareholder vote on the compensation the Company paid to its senior executive officers.
Small Business Jobs and Credit Act of 2010 — In July 2010, the U.S. Congress passed the Small Business Jobs and Credit Act of 2010, which includes as a part thereof, the establishment of a $30 billion Small

Business Lending Fund (“SBLF”). The SBLF is a fund created by Congress to be used by the U.S. Treasury to make preferred stock investments in banks and bank holding companies that are not on the FDIC’s troubled bank list to stimulate small business lending. Eligible banks and holding companies with more than $1 billion in assets but less than $10 billion can receive an investment totaling up to 3% of the institutions risk weighted assets less any amount previously invested in the institution by the U.S. Treasury under the CPP. The size of the investment can be increased to 5% of risk-weighted assets for institutions under $1 billion in total assets. The U.S. Treasury’s guidelines related to the SBLF permit participants in the CPP (like the Company) to refinance securities issued to the U.S. Treasury under the CPP. However, CPP investments would be required to be paid in full since simultaneous participation in the CPP and the SBLF is not permissible. Dividends will be payable quarterly on the preferred stock issued to the U.S. Treasury under the SBLF, but unlike dividends owed on preferred stock issued to the U.S. Treasury under the CPP, dividends payable on the preferred stock issued under the SBLF will be non-cumulative, meaning that the issuer can miss a regular dividend payment and not have to subsequently make the payment before it pays the next quarterly dividend. Accordingly, the preferred stock issued under the SBLF will qualify for Tier 1 capital treatment under the more stringent capital standards imposed under the Dodd-Frank Act. Although dividends on the preferred stock are non-cumulative, the failure to pay dividends causes certain consequences including prohibitions on repurchasing shares of the issuer’s stock or paying dividends on shares of the issuer’s stock that are pari passu or junior to the shares issued to the U.S. Treasury under the SBLF. The initial dividend rate on the preferred stock issued under the SBLF program will be 5% but is subject to a reduction to as low as 1% during the first four years after the investment depending on the amount of increase in the institution’s small business lending following its issuance of the preferred stock to the U.S. Treasury. After the initial four-and-a-half year period the rate will increase to 9%. Under the SBLF, small business lending means lending as defined by and reported in an eligible institutions’ quarterly call report, where each loan comprising such lending is one of the following types: (i) commercial and industrial loans; (ii) owner-occupied nonfarm, nonresidential real estate loans; (iii) loans to finance agricultural production and other loans to farmers; and (iv) loans secured by farmland. Loans greater than $10 million or to businesses with more than $50 million in revenue are excluded. If any part of the loan is guaranteed by a U.S. government agency or enterprise, the guaranteed portion is subtracted from the loan amounts.
The Company is considering participating in the SBLF program. If the Company participates, it will do so as part of redeeming the preferred stock that it has sold to the U.S. Treasury under the CPP. If the Company decides to participate in the SBLF program and is accepted for participation and the proceeds of the U.S. Treasury’s investment are used to redeem the preferred stock the Company has previously sold to the U.S. Treasury under the CPP, it will no longer be subject to the above-described restrictions and obligations of the CPP, but, rather, will be subject to the restrictions and obligations of the SBLF program.
Tennessee Supervision and Regulation — As a Tennessee-chartered commercial bank, the Bank is subject to various state laws and regulations which limit the amount that can be loaned to a single borrower, the type of permissible investments, and geographic expansion, among other things. The Bank must submit an application and receive the approval of the Department before opening a new branch office or merging with another financial institution. The Department regularly examines state chartered banks like the Bank and in connection with its examinations may identify matters necessary to improve a bank’s operation in accordance with principles of safety and soundness. Any matters identified in such examinations are required to be appropriately addressed by the bank being examined and may include maintaining capital at levels above those required by federal statutory provisions to be considered well capitalized and not paying dividends without the prior approval of the Commissioner of the Department. During the first quarter of 2010, the Bank was subject to a joint examination by the FDIC and the Tennessee Department of Financial Institutions (“TDFI”). During the third quarter of 2010, the Bank received a final report from the examination and notification of an informal regulatory action in the form of an informal agreement

(“agreement”) between the Company, the FDIC, and TDFI. The agreement, which the Bank entered into on October 19, 2010 requires the Bank to achieve by March 31, 2011 and maintain thereafter regulatory capital ratios higher than those required under current regulatory capital guidelines. The required ratios are 8.0% for tier 1 capital to average assets, 10.0% for tier 1 to risk weighted assets, and 12.0% for total capital to risk weighted assets. The Bank agreed to achieve and maintain the higher capital ratios by March 31, 2011. Because the Bank’s capital levels at December 31, 2010 were below those that it had committed to the TDFI and FDIC it would maintain, the Bank will be required to increase its capital levels. Because the Company does not have cash available to contribute to the Bank in an amount sufficient to enable the Bank to achieve the capital levels it committed to maintain, the Company will have to raise capital in order to assist the Bank in meeting its obligations. The agreement also restricts the Bank from paying any dividends to the Company if the dividend would cause the Bank’s regulatory capital ratios to fall below the agreement-required ratios. The Bank will also be required to implement additional programs to improve the overall asset quality and reduce exposure to problem assets. Because the agreement is not a formal enforcement action, the Bank is not, by virtue of having entered into the agreement, subject to limitations on its ability to accept or renew brokered deposits or to pay interest on deposits above proscribed rates. The Commissioner of the Department has the authority to enforce state laws and regulations by ordering a director, officer or employee of the Bank to cease and desist from violating a law or regulation and from engaging in unsafe or unsound banking practices. The Bank will be required to file annual reports and such other additional information as Tennessee law requires. Tennessee law contains limitations on the interest rates that may be charged on various types of loans and restrictions on the nature and amount of loans that may be granted and on the type of investments which may be made. The operations of banks are also affected by various consumer laws and regulations, including those relating to equal credit opportunity and regulation of consumer lending practices. All Tennessee ban ks, including the Bank, must become and remain insured under the Federal Deposit Insurance Act.
Dividends — The Company is a legal entity separate and distinct from the Bank. The principal source of the Company’s revenues however, is from dividends declared by the Bank. Under Tennessee law, the Bank can only pay dividends in an amount equal to or less than the total amount of its net income for that year combined with retained net income of the preceding two (2) years. Payment of dividends in excess of this amount requires prior approval by the Commissioner of the Department. The Bank’s ability to pay dividends also may depend on its ability to meet minimum capital levels established from time to time by the FDIC. Under such regulations, FDIC-insured state banks are prohibited from paying dividends, making other distributions or paying any management fee to a parent if, after such payment, the bank would fail to have a risk-based Tier 1 capital ratio of 4%, a risk-based total capital ratio of 8% and a Tier 1 leverage capital ratio of 4%. The Bank’s ability to pay dividends to the Company may also be limited by limitations imposed on the Bank by the FDIC or the Department, including both formal and informal actions like the agreement, which prohibits the Bank from paying dividends to the Company if its capital levels fall below those it has committed to maintain in the agreement.
Under Tennessee law, the Company may pay common stock dividends if, after giving effect to the dividends, the Company can pay its debts as they become due in the ordinary course of business and the Company’s total assets exceed its total liabilities. The payment of dividends by the Company also may be affected or limited by certain factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank holding company or a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may take various supervisory actions to prevent such action, including a cease and desist order prohibiting such practice. In the first quarter of 2011, the Company informally committed to the FRB that it would not, among other things, pay dividends on its Common or Preferred Stock without the prior approval of the FRB.

In addition to the limitations on the Company’s ability to pay dividends under Tennessee law and in its informal commitment to the FRB, the Company’s ability to pay dividends on its Common Stock is also limited by the Company’s participation in the CPP and by certain statutory or regulatory limitations.
Among other applicable restrictions, prior to February 27, 2012, unless the Company has redeemed the Senior Preferred and Warrant Preferred shares sold to the U.S. Treasury in connection with the CPP, or the U.S. Treasury has transferred the Senior Preferred and Warrant Preferred shares to a third party, the consent of the U.S. Treasury will be required for the Company to (1) declare or pay any dividend or make any distribution on the Common Stock (other than regular quarterly cash dividends of not more than $0.05 per share of Common Stock) or (2) redeem, purchase or acquire any shares of Common Stock or other equity or capital securities, including trust preferred securities, other than in connection with benefit plans consistent with past practice, and certain other limited circumstances.
From February 28, 2012 until February 27, 2019, unless the U.S. Treasury has transferred the Senior Preferred and Warrant Preferred shares to third parties or the Senior Preferred and Warrant Preferred shares have been redeemed in total, the Company may, subject to other applicable restrictions, increase the dividends paid to holders of the Common Stock by up to 3% in the aggregate per year over the amount paid in the prior year without the U.S. Treasury’s consent; provided that no increase in common dividends may be made as a result of any dividend paid in common shares, any stock split or any similar transactions. From February 28, 2019 until the Senior Preferred and Warrant Preferred shares held by the U.S. Treasury have been redeemed in whole or the U.S. Treasury has transferred all of the Senior Preferred and Warrant Preferred shares to third parties, the Company may not declare or pay any dividend or make any distribution on any capital stock or other equity securities of the Company other than regular dividends on shares of Senior Preferred and Warrant Preferred shares in accordance with the terms thereof and which are permitted by the terms of the Senior Preferred and Warrant Preferred shares, or dividends or distributions by any wholly-owned subsidiary of the Company. Further, during such period the Company may not redeem, purchase or acquire any shares of Common Stock or other capital stock or other equity securities of any kind of the Company, including any trust preferred securities, other than the Senior Preferred and Warrant Preferred shares.
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
Deposit Insurance — Our deposit accounts are insured by the FDIC up to applicable limits by the DIF. The DIF was designated as an insurance fund pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”). FIRREA provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default. FIRREA provides that certain types of persons affiliated with financial institutions can be fined by the federal regulatory agency having jurisdiction over a depository institution with federal deposit insurance (such as the Bank) could be fined up to $1 million per day for each violation of certain regulations related (primarily) to lending to and transactions with executive officers, directors, and principal shareholders, including the interests of these individuals. Other violations may result in civil money penalties of $5 to $25 per day or in criminal fines and penalties. In addition, the FDIC has been granted enhanced authority to withdraw or to suspend deposit insurance in certain cases.
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
The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. In early 2006, Congress passed the Federal Deposit Insurance Reform Act of 2005, which made certain changes to the Federal deposit insurance program. These changes included merging the Bank Insurance Fund and the Savings Association Insurance Fund to form the DIF, increasing retirement account coverage to $250 and providing for inflationary adjustments to general coverage beginning in 2010, providing the FDIC with authority to set the fund’s reserve ratio within a specified range, and requiring dividends to banks if the reserve ratio exceeds certain levels. In November 2009, the FDIC issued a rule that required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009 and for all of 2010, 2011 and 2012. The FDIC also adopted a uniform three-basis point increase in assessment rates effective on January 1, 2011.
Under the Dodd-Frank Act, the FDIC was required to adopt regulations that would base deposit insurance assessments on total assets less capital rather than deposit liabilities and to include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments.
ESSA provided for a temporary increase in the basic limit on federal deposit insurance coverage from $100 to $250 per depositor. This increased level of basic deposit insurance was made permanent by the Dodd-Frank Act. In addition, on October 14, 2008, the FDIC instituted temporary unlimited FDIC coverage of non-interest bearing deposit transaction accounts. Following passage of the Dodd-Frank Act, an institution can provide full coverage on non-interest bearing transaction accounts until December 31, 2012. The Dodd-Frank Act also repealed the prohibition on paying interest on demand transaction accounts, but did not extend unlimited insurance protection for these accounts.
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
Various other legislation, including proposals to revise the bank regulatory system and to limit or expand the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. The Department and the FRB examines us periodically for compliance with various regulatory requirements. Such examinations, however, are for the protection of the DIF and depositors and not for the protection of investors and shareholders.
As of December 31, 2009, under the regulations promulgated under FDICIA, the Bank would have been deemed to be a “well-capitalized” institution if solely viewed on the basis of capital ratios.
Standards for Safety and Soundness — The FDIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (the “Guidelines”) to implement safety and soundness standards required by the FDIA. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The agencies also adopted asset quality and earnings standards which are part of the Guidelines. Under the regulations, if the FDIC determines that the Bank fails to meet any standards prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.
Support of Subsidiary Institutions — Under the Dodd-Frank Act, and previously under FRS policy, the Company is required to act as a source of financial strength for the Bank, and to commit resources to support the Bank. This support can be required at times when it would not be in the best interest of the Company’s shareholders or creditors to provide it. In the unlikely event of our bankruptcy, any commitment by the Bank to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.
Capital Requirements—The FDIC’s minimum capital standards applicable to FDIC-regulated banks and savings banks require the most highly-rated institutions to meet a “Tier 1” leverage capital ratio of at least 3.0% of total assets. Tier 1 (or “core capital”) consists of common stockholders’ equity, noncumulative perpetual preferred stock, and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 100-200 basis points above the 3% minimum. The FDIC capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not highly rated or are anticipating or experiencing significant growth. The preferred stock that the Company sold to the U.S. Treasury in connection with the CPP qualifies as Tier 1 Capital as do the subordinated debentures the Company has previously issued, and, as described below, each will continue to qualify as Tier 1 capital following passage of the Dodd-Frank Act. Tier 2 capital is an amount equal to the sum of (i) the allowance for possible loan losses in an amount up to 1.25% of risk-weighted assets; (ii) cumulative perpetual preferred stock with an original maturity of 20 years or more and related surplus; (iii) hybrid capital instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) in an amount up to 50% of Tier I capital, eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus. The inclusion of the foregoing elements of Tier 2 capital is subject to certain requirements and limitations of the FDIC.
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
The FDIC has adopted the Federal Financial Institutions Examination Council’s recommendation regarding the adoption of ASC 320, “Accounting for Certain Investments in Debt and Equity Securities.” Specifically, the FDIC determined that net unrealized holding gains or losses on available for sale debt and equity securities should not be included when calculating core and risk-based capital ratios.
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
In addition, the FRS has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the FRS’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. The guidelines also provide that bank holding companies experiencing high internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the FRS has indicated that it will consider a bank holding company’s

Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.
In late 2010, the Basel Committee on Banking Supervision issued Basel III, a new capital framework for banks and bank holding companies. If implemented in the United States, Basel III will impose a stricter definition of capital, with more focus on common equity. At this time, we do not know whether Basel III will be implemented in the United States, and if so implemented whether it will be applicable to the Company and the Bank, because by its terms it is applicable to internationally active banks. But, if Basel III is implemented in the United States and becomes applicable to us, the Company and the Bank would likely be subject to higher minimum capital ratios than those to which the Company and the Bank are currently subject.
The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, and for the most part will result in insured depository institutions and their holding companies being subject to more stringent capital requirements. Under the so-called Collins Amendment to the Dodd-Frank Act, federal regulators were directed to establish minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements can’t be less than the generally applicable leverage and risk-based capital requirements established for insured depository institutions nor quantitatively lower than the leverage and risk-based capital requirements established for insured depository institutions that were in effect as of the date that the Dodd-Frank Act was enacted. These requirements in effect create capital level floors for bank holding companies similar to those in place currently for insured depository institutions. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013. The Collins Amendment did not exclude preferred stock issued to the U.S. Treasury through the CPP from Tier 1 capital treatment. Accordingly, the Company’s subordinated debentures and preferred stock issued to the U.S. Treasury through the CPP should continue to qualify as Tier 1 capital as should any preferred stock issued to the U.S. Treasury under the SBLF program, if any.
The Company believes that, under the current regulations, it has sufficient capital to meet its minimum capital requirements. However, events beyond the control of the Bank, such as a downturn in the economy in areas where the Company has most of its loans, could adversely affect future earnings and, consequently, the ability of the Company to meet its capital requirements. Further, the Bank’s regulators, including the FDIC and the Department, have broad discretion to impose higher capital maintenance requirements on the Bank than those required under the prompt corrective action provisions of the FDICIA and, in fact, as described above have done so in the agreement between the Bank and these regulators. The Bank agreed to achieve and maintain the higher capital ratios by March 31, 2011. Because the Bank’s capital levels at December 31, 2010 were below those that it had committed to the TDFI and FDIC it would maintain, the Bank will be required to increase its capital levels. Because the Company does not have cash available to contribute to the Bank in an amount sufficient to enable the Bank to achieve the capital levels it committed to maintain, the Company will have to raise capital in order to assist the Bank in meeting its obligations.
Restrictions on Transactions with Affiliates — Both the Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	A bank’s loans or extensions of credit, including purchases of assets subject to an agreement to repurchase, to affiliates;
•	A bank’s investment in affiliates;
•	Assets a bank may purchase from affiliates, except for real and personal property exempted by the FRS;
•	The amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates;
•	Transactions involving the borrowing or lending of securities and any derivative transaction that results in credit exposure to an affiliate; and
•	A bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.
The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.
The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.
The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.
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
Loans-to-One-Borrower — The aggregate amount of loans that we are permitted to make under applicable regulations to any one borrower, including related entities, is the greater of 25% of unimpaired capital and surplus or $500. Based on the Bank’s capitalization of $43,745 at December 31, 2010, our loans-to-one borrower limit is approximately $10,936. Our house limit on loans-to-one borrower is equal to the loan to one borrower limit.
Federal Reserve System — In 980 Congress enacted legislation which imposed Federal Reserve requirements (under “Regulation D”) on all depository institutions that maintain transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank.
Community Reinvestment Act — The Company is also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank’s record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency’s assessment of the Company’s record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. As a component of its Community Reinvestment Act outreach, the Company has instituted an affordable home loan program for first-time home buyers and low to moderate income borrowers.
Interstate Banking — The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”), which was enacted on September 29, 1994, among other things and subject to certain conditions and exceptions, (i) permits bank holding company acquisitions of banks of a minimum age of up to five years as established by state law in any state, (ii) mergers of national and state banks after May 31, 1997 across state lines unless the home state of either bank has opted out of the interstate bank merger provision, (iii) branching de novo by national and state banks into others states if the state has elected this provision of the Interstate Act, and (iv) certain interstate bank agency activities after one year after enactment.
Gramm-Leach Bliley Act — The Gramm-Leach-Bliley Act of 1999 (the “Act”) represented a pivotal point in the history of financial services regulation in the United States. The Act removes large parts of a regulatory structure that had its roots in the 1930’s and creates new opportunities for banks, other depository institutions, insurance companies and securities firms to enter into combinations. The Act also provides new flexibility to design financial products and services that better serve the banking consumer. The Act, among other provisions, (i) substantially eliminates the prohibition under the BHC Act which existed previously on affiliations between banks and insurance companies; (ii) repeals Section 20 of the Glass-Steagall Act which prohibited banks from affiliating with securities firms; (iii) sets forth procedures for such affiliations; (iv) provides for the formation of financial holding companies; and (v) eliminates the blanket exclusion of banks from the definitions of the terms “broker” and “dealer” under the Exchange Act, while permitting banks to continue to conduct certain limited brokerage and dealer activities without registration under the Exchange Act as a broker-dealer.
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
The USA Patriot Act of 2001 — The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) was enacted in October 2001. The USA Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions of all kinds is significant and wide ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (i) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (ii) standards for verifying customer identification at account opening; (iii) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iv) reports by non-financial trades and businesses filed with the U.S. Treasury’s Financial Crimes Enforcement Network for transactions exceeding $10; and (v) filing of suspicious activities reports involving securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.
Proposed Legislation and Regulatory Action — New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which the Company may be affected by any new regulation or statute. With the enactments of EESA, ARRA and the recent enactment of the Dodd-Frank Act, and the significant amount of rulemaking mandated by the Dodd-Frank Act, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.
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

Economic conditions in the markets in which we operate deteriorated significantly between early 2008 and the middle of 2010. As a result, we incurred significant losses in 2008, 2009 and 2010. These challenges resulted primarily from provisions for loan losses and other real estate expenses related to declining collateral values in our construction and development loan portfolio. We believe that we will continue to experience a challenging economic environment in 2011, and we expect that our results of operations will continue to be negatively impacted in 2011. There can be no assurance that the economic conditions that have adversely affected the financial services industry, and the capital, credit and real estate markets generally or us in particular, will improve materially, or at all, in the near future, or thereafter, in which case we could continue to experience significant losses and write-downs of assets, and could face capital and liquidity constraints or other business challenges.
We are geographically concentrated in the Middle Tennessee area and changes in local economic conditions could impact our profitability.
Our primary market area consists of Maury County, Tennessee. We also have operations in Rutherford and Williamson Counties in Tennessee and in late 2007 we acquired First National with branches in Centerville and Lyles, Tennessee in Hickman County. Substantially all of our loan customers and most of our deposit and other customers live or have operations in this same geographic area. Accordingly, our success significantly depends upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area and the stability of the housing market, and our profitability is impacted by the changes in general economic conditions in this market. Economic conditions in the Maury County market weakened in 2009 and continued to be challenging in 2010, negatively affecting our operations, particularly the real estate construction and development segment of our portfolio. Unemployment rose significantly in our market in 2009 from 2008 levels. Unemployment levels in our market improved slightly in 2010 but continued to be at historically elevated levels.
We can not assure you that economic conditions in our market will improve in 2011 or thereafter, and continued weak economic conditions in our market could cause us to suffer additional losses, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.
Our loan portfolio includes a significant amount of real estate loans, including construction and development loans, which loans have a greater credit risk than residential mortgage loans.
As of December 31, 2010, approximately 86.7% of our loans held for investment were secured by real estate. Of this amount, approximately 39.9% were commercial real estate loans, 38.8% were residential real estate loans, 20.5% were construction and development loans and 1.6% were other real estate loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the markets we serve or in the State of Tennessee, like those we experienced in 2008, 2009 and 2010, have adversely affected, and could continue to adversely affect, the value of our assets, our revenues, results of operations and financial condition. In addition, construction and development lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Consequently, the credit quality of many of these loans has deteriorated as a result of the current adverse conditions in the real estate market. Throughout 2009 and 2010, the number of newly constructed homes or lots sold in our market areas continued to decline, negatively affecting collateral values and contributing to increased provision and other real estate expense and higher levels of non-performing assets. A continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and workout of loans, all of which would negatively impact our financial condition and results of operations.
If we, or our bank subsidiary, are unable to maintain capital levels above those that we, or the bank subsidiary, are required to maintain either as a result of federal regulations or as a result of commitments or agreements that we, or our bank subsidiary, have made to, or with, our regulators, we would likely need to raise additional capital, but that capital may not be available when it is needed.
We, and the Bank, are required by federal and state regulatory authorities to maintain adequate levels of capital to support our, and the Bank’s, operations. In addition, the Bank has informally agreed with the TDFI and the FDIC that it will maintain a ratio of Tier 1 capital to average assets of at least 8%; a ratio of Tier 1 capital to risk-weighted assets of at least 10%; and a ratio of total capital to risk-weighted assets of at least 12%. At December 31, 2010, none of the Bank’s capital levels exceeded these minimum amounts that it had committed to maintain. At December 31, 2010, the Company did not have sufficient capital available to contribute to the Bank to aid the Bank in meeting its commitments. Accordingly, the Company will likely have to raise additional capital and contribute that capital to the Bank to enable the Bank to satisfy its commitments. We can give you no assurance that we will be able to raise this additional capital on terms acceptable to us and given our current stock price and recent financial performance, it is likely that the price at which we could raise such capital, if at all, would result in significant dilution to our existing shareholders.
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
Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon its estimate of probable incurred credit losses, using past loan experience, volume and types of loans in the portfolio, nature and value of the portfolio, specific borrower and collateral value information, internal loan classifications, trends in classifications, volumes and trends in delinquencies, nonaccruals and charge-offs, loss experience of various loan categories, economic conditions and other factors. A charge against earnings with respect to the provision is made quarterly to maintain the allowance at appropriate levels after loan charge offs less recoveries. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, our earnings and capital could be significantly and adversely affected.
In addition, federal and state regulators periodically review our loan portfolio and may require us to increase our allowance for loan losses or recognize loan charge-offs. Their conclusions about the quality of a particular borrower of ours or of our entire loan portfolio may be different than ours. Any increase in our allowance for loan losses or loan charge offs as required by these regulatory agencies could have a negative effect on our operating results. Moreover, additions to the allowance may be necessary based on changes in economic and real estate market conditions, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our management’s control. These additions may require increased provision expense which would negatively impact our results of operations.
Our ability to maintain required capital levels and adequate sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions.
We, and the Bank, are required to maintain certain capital levels established by banking regulations or specified by bank regulators, and we are required to serve as a source of financial strength to the Bank. In addition to the minimum capital levels that we and the Bank are required to maintain under federal banking regulations, the Bank has informally agreed with the FDIC and the Department in the agreement that it will maintain a ratio of Tier 1 capital to average asset of at least 8%; a ratio of Tier 1 capital to risk-weighted assets of at least 10%; and a ratio of total capital to risk-weighted assets of at least 12%, which the Bank failed to achieve at December 31, 2010. We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Our, and the Bank’s, ability to maintain capital levels at or above those required by federal banking regulations, or the agreement, as well as adequate sources of funding and liquidity could be impacted by changes in the capital markets in which we operate and deteriorating economic and market conditions. In addition, we have from time to time supported our capital position with the issuance of trust preferred securities. The trust preferred market has deteriorated significantly since the second half of 2007 and following the passage of the Dodd-Frank Act we will no longer be able to count trust preferred securities issued after its passage as Tier 1 capital.
Failure by the Bank to meet applicable capital guidelines or commitments, like those the Bank has made in the agreement, or to satisfy certain other regulatory requirements could subject the Bank to a variety of enforcement remedies available to the federal and state regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC.
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

We reported a material weakness in our internal control over financial reporting, and if we are unable to improve our internal controls, our financial results may not be accurately reported.
Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2010 identified a material weakness in its internal control over financial reporting, as described in “Item 9A-Controls and Procedures.” This material weakness, or difficulties encountered in implementing new or improved controls or remediation, could prevent us from accurately reporting our financial results, result in material misstatements in our financial statements or cause us to fail to meet our reporting obligations. Failure to comply with Section 404 of the Sarbanes-Oxley Act of 2002 could negatively affect our business, the price of our common stock and market confidence in our reported financial information.
Environmental liability associated with commercial lending could result in losses.
In the course of business, the Bank may acquire, through foreclosure, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, we, or the Bank, might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties.
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
Under Tennessee law, the amount of dividends that may be declared by the Bank in a year without approval of the Commissioner of the Department is limited to net income for that year combined with retained net income for the two preceding years. In addition, the FDIC and the Department have broad discretion to impose limitations on the Bank’s ability to pay dividends to us and as described above, the Bank has informally agreed with the FDIC and the Department in the agreement that it will not pay dividends to us without the regulators’ prior approval if doing so would cause the Bank to not meet the minimum capital levels set out in the agreement. In addition, because of the losses incurred by the Bank in 2009 and 2010, dividends from the Bank to us, including, if necessary, dividends to support our payment of interest on our subordinated debt and dividends on our preferred stock, including the preferred stock we issued to the U.S. Treasury, will require prior approval by the Commissioner. If, in the future, we do not have sufficient funds available at the holding company to pay these, or any other, interest payments or dividends, and the Bank is unable to secure permission from the Commissioner or the FDIC to pay dividends to us, we will need to seek other sources of capital to make these payments, or, if other sources of capital are unavailable to us on satisfactory terms, we will need to defer the making of these payments until such time as we have sufficient capital available to us, including as a result of the Bank receiving permission to pay dividends to us, or such permission is no longer required.
Although we have initiated efforts to reduce our reliance on noncore funding, this type of funding still represents a large component of our funding base.
In addition to the traditional core deposits, such as demand deposit accounts, interest checking, money market savings and certificates of deposits, we utilize several noncore funding sources, such as brokered certificates of deposit, Federal Home Loan Bank of Cincinnati advances, Federal funds purchased and other sources. We utilize these noncore funding sources to fund the ongoing operations and growth of the Bank. The availability of these noncore funding sources are subject to broad economic conditions and to investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. We have somewhat similar risks to the extent that core deposits exceed the amount of deposit insurance coverage available.
Implementation of the various provisions of the Dodd-Frank Act may increase our operating costs or otherwise have a material affect on our business, financial condition or results of operations.
On July 21, 2010, President Obama signed the Dodd-Frank Act. This landmark legislation includes, among other things, (i) the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; (ii) the elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions and their holding companies to the Office of the Comptroller of the Currency and the Federal Reserve; (iii) the creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and non-bank finance companies; (iv) the establishment of new capital and prudential standards for banks and bank holding companies; (v) the termination of investments by the U.S. Treasury under TARP; (vi) enhanced regulation of financial markets, including the derivatives, securitization and mortgage origination markets; (vii) the elimination of certain proprietary trading and private equity investment activities by banks; (viii) the elimination of barriers to de novo interstate branching by banks; (ix) a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250; (x) the authorization of interest-bearing transaction accounts; and (xi) changes in how the FDIC deposit insurance assessments will be calculated and an increase in the minimum designated reserve ratio for the DIF.
Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (like the Bank) are exempt from certain provisions of the legislation. We cannot predict how this significant new legislation may be interpreted and enforced or how implementing regulations and supervisory policies may affect us. There can be no assurance that these or future reforms will not significantly increase our compliance or operating costs or otherwise have a significant impact on our business, financial condition and results of operations.

National or state legislation or regulation may increase our expenses and reduce earnings.
Federal bank regulators are increasing regulatory scrutiny and additional restrictions (including those originating from the Dodd-Frank Act) on financial institutions have been proposed or adopted by regulators and by Congress. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our earnings. Changes in state or federal tax laws or regulations can have a similar impact. Furthermore, financial institution regulatory agencies are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or enforcement or supervisory actions. These actions, whether formal or informal, could result in our agreeing to limitations or to take actions that limit our operational flexibility, limit the Bank’s ability to pay dividends to us, restrict our growth or increase our capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions would lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.
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
Because of significant competitive deposit pricing pressures in our market and the negative impact of these pressures on our cost of funds, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the FRS’s federal funds rate (which is at an extremely low rate as a result of current economic conditions, our net interest margin continues to be negatively impacted). Because of these competitive pressures, we have been unable to lower the rate that we pay on interest-bearing liabilities to the same extent and as quickly as the yields we charge on interest-earning assets. Additionally, the amount of nonaccrual loans and other real estate owned has been and may continue to be elevated. As a result, our net interest margin, and consequently our profitability, has been, and may continue to be, negatively impacted.
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
We operate in a highly regulated environment that is becoming more heavily regulated and are supervised and examined by various federal and state regulatory agencies who may adversely affect our ability to conduct business.
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

As described above, we have informally committed to the FRB that we will not pay dividends on our Common or Preferred Stock without the FRB’s prior approval. We also are prohibited from paying dividends on our Common and Preferred Stock at times when we are not current on the payment of interest on our subordinated debentures. In the event that we fail to pay dividends on either the Senior Preferred shares or the Warrant Preferred shares for an aggregate of six quarterly dividend periods or more (whether or not consecutive), the authorized number of directors then constituting our Board of Directors will be increased by two. Holders of the series of these shares for which we have failed to pay dividends, together with the holders of any outstanding parity stock with like voting rights, including in the case of the Senior Preferred shares, the Warrant Preferred shares, and in the case of the Warrant Preferred shares, the Senior Preferred shares, voting as a single class, will be entitled to elect the two additional Directors, referred to as the preferred stock directors, at the next annual meeting (or at a special meeting called for the purpose of electing the preferred stock directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends for all past dividend periods have been paid in full.
We have informally committed to the FRB that, among other things, we will obtain its prior approval prior to paying dividends on our subordinated debentures.
We supported much of our historic growth, including as a result of our acquisition of First National, through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2010, we had issued trust preferred securities and accompanying junior subordinated debentures totaling $23 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures the Company issued to the trusts are senior to shares of our Common Stock and Preferred Stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our Preferred Stock, Common Stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our Common Stock and Preferred Stock. We have the right to defer distributions on these junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our Common Stock or Preferred Stock. As described above, we have informally committed to the FRB that we will not pay interest on the subordinated debentures without the prior approval of the FRB. In the first quarter of 2011, we sought approval to pay the quarterly interest payment due on March 15, 2011. The FRB denied our request and, accordingly, we are not permitted to make this payment and have notified the trustee under the associated trust of our intent to defer this interest payment. Under the terms of the indenture pursuant to which these subordinated debentures were issued, we are prohibited from paying dividends on our Common Stock and Preferred Stock and from paying interest on any other series of subordinated debentures that rank equal, or junior to, these subordinated debentures until such time as we are current in the payment of interest on these subordinated debentures. Accordingly, until we are able to secure the approval of the FRB to again make quarterly interest payments on our subordinated debentures, we will not be permitted to make such payments or payments of interest on the Preferred Stock we have issued to the U.S. Treasury in the CPP.
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
The Bank operates a branch office at 9045 Carothers Parkway, Franklin, Tennessee in Williamson county. The Bank owns the building and the property.
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
At December 31, 2010, the cost of office properties and equipment (less allowances for depreciation and amortization) owned by us was $15,037.
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
ITEM 4. REMOVED AND RESERVED

PART II
ITEM 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
No public market exists for the Company’s Common Stock, and there can be no assurance that a public trading market for the Company’s Common Stock will develop. As of April 15, 2011 there were 2,169 holders of record of the Company’s Common Stock and 3,272,814 shares outstanding, excluding vested options. As of March 21, 2011, there were 177,298 vested options outstanding to purchase shares of Common Stock.
While there is no public market for the Company’s Common Stock, the most recent trade of the Company’s Common Stock known to the Company occurred on March 18, 2011 at a price of $8.50 per share. These sales are isolated transactions and, given the small volume of trading in the Company’s Common Stock, may not be indicative of its present value. Below is a table which sets forth Company’s high and low prices of which the Company is aware for the relevant quarters during the three fiscal years ended December 31:

2010	High	Low
First quarter	$12.00	$10.00
Second quarter	$10.00	$10.00
Third quarter	$10.14	$9.00
Fourth quarter	$10.00	$9.00

2009	High	Low
First quarter	$20.00	$20.00
Second quarter	$20.00	$15.00
Third quarter	$15.00	$15.00
Fourth quarter	$15.00	$12.00

2008	High	Low
First quarter	$30.00	$30.00
Second quarter	$30.00	$30.00
Third quarter	$30.00	$24.00
Fourth quarter	$25.00	$17.00
Historically, the principal sources of cash revenue for the Company was dividends paid to it by the Bank. There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities. Further, the dividend policy of the Bank is subject to the discretion of the Board of Directors of the Bank and will depend upon such factors as future earnings, financial conditions, cash needs, capital adequacy and general business conditions. The Company paid no dividends to common shareholders in 2010, $121 in cash dividends and $314 in stock dividends to shareholders in the second quarter of 2009, $254 in cash dividends and $467 in stock dividends to shareholders in the second quarter of 2008. Tennessee law provides that without the approval of the Commissioner of the TDFI dividends may be paid by the Bank in an amount equal to net income in the calendar year the dividend is declared plus retained earnings for the prior two years. This means that because of the losses we incurred in 2010 and 2009, the Bank cannot pay to us dividends in 2011 without the prior approval of the Commissioner of the TDFI. Tennessee laws regulating banks require certain charges against and transfers from an institution’s undivided profits account before undivided profits can be made available for the payment of dividends.

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
In the future, the declaration and payment of dividends on the Company’s common stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock, including the Senior Preferred and Warrant Preferred shares, and other factors deemed relevant by the Board of Directors. As of December 31, 2009, the Bank is prohibited from, without prior approval of the Commissioner of the TDFI, declaring dividends to the holding company. As described above, the Company is also limited in the types and amounts of dividends that can be paid by it due to the provisions of the CPP. In addition, the Bank may be limited in its ability to pay dividends to the Company by the terms of any enforcement action issued by the FDIC or the TDFI with respect to the Bank, including as a result of the recent joint examination of the Bank by the TDFI and the FDIC.

ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)
The following selected financial data for the five years ended December 31, 2010, was derived from our consolidated financial statements and the related notes thereto. This data should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2010	2009	2008	2007(1)	2006
INCOME STATEMENT DATA:
Interest income	$32,925	$35,258	$38,251	$35,369	$25,789
Interest expense	11,921	17,524	20,976	20,606	13,528
Net interest income	21,004	17,734	17,275	14,763	12,261
Provision for loan losses	14,434	10,921	5,528	1,259	1,018
Noninterest income	4,663	5,316	4,503	3,697	3,125
Noninterest expense	27,808	23,079	19,023	13,997	10,453
Net income (loss)	(18,206)	(9,572)	(1,290)	2,380	2,802
Net income(loss) available to common shareholders	(19,341)	(10,519)	(1,290)	2,380	2,802

BALANCE SHEET DATA:
Total assets	$667,380	$701,191	$715,326	$636,062	$421,393
Total securities	63,482	75,972	76,497	80,933	35,211
Total loans, net	488,807	527,406	561,132	484,522	344,714
Allowance for loan losses	(18,167)	(13,347)	(8,981)	(6,086)	(4,259)
Total deposits	595,069	606,196	599,318	559,303	366,766
FHLB advances	16,000	17,000	32,000	11,000	13,000
Subordinated debentures	23,000	23,000	23,000	23,000	8,000
Total shareholders’ equity	22,761	43,645	36,035	37,173	30,657

PER COMMON SHARE DATA:
Earnings (loss) per share — basic	$(5.91)	$(3.23)	$(0.40)	$0.75	$0.96
Earnings (loss) per share-diluted	(5.91)	(3.23)	(0.40)	0.72	0.93
Cash dividend declared and paid	—	.05	.10	0.22	0.20
Book value	1.42	7.86	11.23	11.72	10.17

PERFORMANCE RATIOS:
Return on average assets	(2.65%)	(1.33%)	(0.20%)	0.47%	0.76%
Return on average equity	(41.69%)	(19.96%)	(3.45%)	6.77%	11.14%
Net interest margin (2)	3.34%	2.68%	2.81%	3.14%	3.52%

ASSET QUALITY RATIOS:
Nonperforming loans to total loans	10.50%	5.39%	0.59%	0.56%	0.30%
Net loan charge offs to average loans	1.85%	1.17%	0.49%	0.04%	0.01%
Allowance for loan losses to total loans	3.58%	2.47%	1.58%	1.24%	1.22%

CAPITAL RATIOS:
Leverage ratio (3)	4.57%	7.26%	6.00%	6.76%	9.45%
Tier 1 risk-based capital ratio	6.30%	9.25%	6.72%	7.87%	10.14%
Total risk-based capital ratio	10.57%	12.06%	9.81%	10.97%	11.25%

(1)	Includes the operations of First National from October 27, 2007, the date the Company acquired all of the outstanding common stock of that bank.

(2)	Net interest margin is the result of net interest income for the period divided by average interest earning assets.

(3)	Leverage ratio is defined as Tier 1 capital (pursuant to risk-based capital guidelines) as a percentage of adjusted average assets.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Dollars in thousands, except per share data)
The following is a discussion of our financial condition at December 31, 2010 and December 31, 2009, and our results of operations for the three year period ended December 31, 2010. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the annual audited consolidated financial statements. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere herein.
FORWARD-LOOKING STATEMENTS
Certain of the statements made herein, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K and the following:
•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	greater than anticipated deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA;

•	our potential growth, including our entrance or expansion into new markets, and the need for sufficient capital to support that growth;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations, including those resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act (“the Dodd-Frank Act”);

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	continuation of the historically low short-term interest rate environment;

•	rapid fluctuations or unanticipated changes in interest rates;

•	failure to maintain capital levels above levels required by federal banking regulations or commitments or agreements the Company makes with its regulator;

•	any activity that would cause the Company to conclude that there was impairment of any asset, including other intangible assets;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of valuation allowances for probable loan losses and other estimates;

•	further deterioration in the valuation of other real estate owned;

•	changes in accounting policies, rules and practices;

•	the remediation efforts related to the Company’s material weakness in its internal control over financial reporting;

•	the impact of governmental restrictions on entities participating in the CPP;

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other circumstances, many of which may be beyond our control.
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
The Bank commenced business on May 18, 1999, as a Tennessee-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation’s Deposit Insurance Fund. The Bank is regulated by the Tennessee Department of Financial Institutions (“TDFI”) and the Federal Deposit Insurance Corporation (“FDIC”). This report has not been reviewed, or confirmed for accuracy or relevance, by the FDIC.

The Company conducts banking activities from a main office and three branch offices in Columbia, Tennessee, one branch office in Mount Pleasant, Tennessee, one branch office in Franklin, Tennessee, one branch office in Thompson’s Station, Tennessee, one branch office in Murfreesboro, Tennessee, one branch office in Centerville, Tennessee and one branch office in Lyles, Tennessee. The Company also operates eight automated teller machines (“ATMs”) in Maury County, five ATMs in Williamson County, one ATM in Rutherford County, and two ATMs in Hickman County, Tennessee.
The Company’s and its subsidiaries’ principal business is to accept demand, savings and time deposits from the general public and to make residential mortgage, commercial, construction, and consumer loans. The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits, subordinated debentures, and other borrowings. The Company also generates noninterest income, including service charges on deposit accounts, mortgage lending income, investment service income, earnings on bank owned life insurance (“BOLI”), and other charges, and fees. The Company’s noninterest expense consists primarily of employee compensation and benefits, net occupancy and equipment expense, and other operating expenses. The Company’s results of operations are significantly affected by its provision for loan losses and its provision for income taxes. The following discussion provides a summary of the Company’s operations for the past three years and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report.
Critical Accounting Estimates
The accounting principles we follow and our methods of applying these principles conform with the accounting principles generally accepted in the United States of America and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses, fair value of financial instruments, including securities and other real estate owned, other-than-temporary impairment of securities, goodwill and other intangible assets, and income taxes have been critical to the determination of our financial position, results of operations and cash flows.
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
Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.
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
The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.
A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.
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
Commercial and commercial real estate loans over $25 are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.
The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 3 years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following loan portfolio segments have been identified with a discussion of the risk characteristics of these portfolio segments: real estate construction; 1-4 family residential; commercial real estate; other real estate secured; commercial, financial, and agricultural; consumer; tax exempt; and other loans.
Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are reported as other real estate owned and initially recorded at the lower of cost or fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.
Goodwill and Other Intangible Assets: Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill was the only intangible asset with an indefinite life on our balance sheet. Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from the Company’s acquisition of the First National Bank of Centerville, in Centerville, Tennessee (“First National”). These assets are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which was determined to be 15 years.
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
ANALYSIS OF RESULTS OF OPERATION
We had a net loss of $18,206 for the year ended December 31, 2010, compared to the net loss of $9,572 for 2009. Net loss in 2008 was $1,290. Pretax loss increased from $10,950 in 2009 to $16,575 in 2010. Pretax loss in 2008 was $2,773. The increase in pretax loss in 2010 was primarily the result of an increase in provision for loan losses, goodwill impairment charges of $5,204, and increases in other real estate expense, offset by improvements in net interest margin. Non-interest income decreased in 2010 over 2009, primarily due to a reduction in gains on sale of securities. Non-interest expense increased in 2010 compared to 2009 due to goodwill impairment and increases in other real estate expense. The Company also recorded an additional valuation allowance against its deferred tax assets in 2010. Total income tax expense in 2010 was $1,631 compared to a tax benefit of $1,378 in 2009.
Net Interest Income
Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.

2010 compared to 2009
The Company has been operating in a declining or historically low-rate environment since the fourth quarter of 2007, brought on by the downturn in the economy and deepening recession. During the fourth quarter of 2008, market rates achieved historic lows, pushing rates for both assets and liabilities lower. On average, the Company’s loans reprice to market rates more quickly than deposits and other funding sources. The prime rate and various other market rates stopped their downward trend and held steady throughout 2009 and 2010, although at historically low levels. The stabilization of rates and the positive impact of interest rate floors we began to establish in 2009 allowed deposit liabilities to reprice during the year at lower rates, as rates earned on loans increased slightly. The result was an increase in net interest income in 2010 over 2009 due to the decrease in interest expense resulting from a decrease in deposit rates. This improvement was limited, however, by a decrease in gross loans and increased levels of nonaccrual loans in 2010 compared to 2009 which materially reduced interest earned on loans.
Net interest income before the provision for loan losses for 2010 increased $3,270, or 18.4%, to $21,004 compared to $17,734 in 2009. The increase was primarily due to decreases in the Bank’s cost of funds for deposit liabilities, partially offset by decreases in securities and loan interest income.
Net interest margin was 3.34% in 2010 compared to 2.68% in 2009 and 2.81% in 2008. The increase in net interest margin in 2010 is primarily due to the decrease in deposit interest expense discussed previously. Management anticipates that net interest margin should continue to improve slightly during 2011, however significant improvements in net interest margin are not expected until market rates begin to increase, and even then will continue to be negatively impacted by the high level of nonperforming assets that the Company currently maintains. Additional increases in nonaccrual loans or a shift in market pressures to increase deposit rates could also result in a decline in the net interest margin.
Total interest income in 2010 was $32,925, a decrease of $2,333 or 6.6% from $35,258 in 2009. The factors causing the decrease are discussed below.
Interest and fee income on loans in 2010 was $30,063, a decrease of $1,313, or 4.1%, from 2009. The decrease in interest income is primarily due to the decrease in gross loans. The decrease was also impacted by the increase in nonaccrual loans in 2010 compared to 2009. The average rate earned on loans was 5.69% in 2010 compared to 5.60% in 2009. The average balance of loans outstanding decreased during 2010 primarily due to payments in excess of loan originations, charge offs and transfers to other real estate. The Bank further tightened its lending standards during 2010, which when combined with weaker loan demand, resulted in fewer new loan originations during 2010. Management anticipates that further reductions in loan balances is possible in 2011 due to additional charge offs, foreclosures and additional paydowns, though the declines are not expected to be as significant as those experienced in 2010. However, if economic conditions in the Bank’s market area further deteriorate, the Bank would likely experience additional increases in nonaccrual loans and charge offs, which could negatively impact net interest income, provision for loan losses, and result in further losses.
Interest income on taxable securities was $2,161 in 2010, a decrease of $1,111 or 34.0% compared to $3,272 in 2009. The decrease is primarily due to the decrease in the average balance of taxable securities, which was $54,564 in 2010 compared to $70,975 in 2009. The decrease in interest income on taxable securities was further impacted by a decrease in the average rate earned for taxable securities, which was 3.96% in 2010 compared to 4.52% in 2009. The decrease in both average balance and average rate earned is due to the sale of particular securities from the portfolio in an effort to reduce the risk of extended repayment periods as a result of current market rates associated with mortgage backed securities. A portion of the proceeds from the sale were reinvested in tax exempt municipal securities and securities issued by U.S. Government sponsored entities (“GSE”). The new municipal and GSE securities bear a lower rate of interest than those that were sold due to the current market rates. The Bank recorded a gain on sale of securities of $522 in 2010 as a result of the transactions.
Interest income on tax-exempt securities was $414, an increase of $100 or 31.8% from $314 in 2009. The average rate earned on tax-exempt securities was 3.59% in 2010 compared to 3.75% in 2009. The increase in income is due to an increase in the average balance of tax-exempt securities, which was $11,541 in 2010 compared to $8,383 in 2009, partially offset by a decrease in the average rate earned. The increase in average balance of tax-exempt securities was due to the Bank purchasing additional tax-exempt securities as replacement for some of the taxable securities that were sold during the year.
Interest income on federal funds sold and other was $287 in 2010, a decrease of $9 or 3.0% from $296 in 2009. Due to market conditions and excess liquidity in the Bank’s market area, the Bank maintained more liquid cash on hand in 2010 and 2009 compared with historical levels. Management has worked to ensure that the funds are held in the manner that is most advantageous to the Bank, considering both earnings potential and liquidity needs. As such, Management has pursued interest bearing deposit accounts in various other financial institutions, both time deposits and money market demand accounts in order to earn more than the cash balances would in the federal funds market. Management has not aggressively pursued additional investment securities due to an unfavorable rate environment and plans to further reduce the Bank’s reliance on brokered and national market time deposits, which may be more volatile than core deposits. The average balance of federal funds sold and other was $34,222 in 2010 compared to $22,293 in 2009. The average rate earned on federal funds sold and other was 0.84% in 2010, compared to 1.33% in 2009. The decrease in the rate earned in 2010 compared to 2009 is primarily due to the Bank having fewer time deposits in other financial institutions during 2010 compared to 2009. The market rates available for renewing time deposits in other financial institutions was less favorable during 2010, resulting in a larger portion of the Bank’s excess funds being held in federal funds sold. The federal funds rate for 2010 and 2009 was 0.25%.
The average rate earned on total interest earning assets was 5.24% in 2010 compared to 5.33% in 2009. The decrease in the average rate earned in 2010 compared to 2009 is primarily due to the decrease in average balance and decrease in yield for taxable securities, partially offset by the increase in average rate earned for loans.
Total interest expense in 2010 was $11,921, a decrease of $5,603 or 32.0% from $17,524 in 2009. The factors driving the decrease in interest expense are discussed below.
Interest expense on deposits was $9,834 in 2010, a decrease of $5,249 or 34.8% from $15,083 in 2009. The decrease in expense is primarily due to repricing of time deposits during 2010 at market rates that are lower than the rates paid for time deposits in 2009. The average rate paid for interest bearing deposits in 2010 was 1.81% compared to 2.66% in 2009. The average rate paid decreased for all categories of deposits, with the most significant decline being in other time deposits. The average rate paid for other time deposits was 2.11% in 2010 compared to 3.15% in 2009. During 2010, management was successful at reducing rates for various deposit products while growing the Bank’s core deposit base and reducing reliance on wholesale funding sources. This success was possible due to historically low rates in the market combined with excess liquidity in the Bank’s market area.
Interest expense on FHLB advances and federal funds purchased was $456 in 2010, a decrease of $243 or 34.8% from $699 in 2009. The decrease in expense is primarily due to the decrease in the average balance of FHLB advances outstanding during 2010, which was $17,592 compared to $22,471 in 2009. The decrease in expense was further impacted by a decrease in the average rate paid for FHLB advances in 2010 compared to 2009. The average rate in 2010 was 2.59% compared to 3.07% in 2009. The balance of FHLB advances decreased during the year due to management utilizing excess liquidity to pay off some of the existing advances. The weighted average rate on existing FHLB advances at December 31, 2010 was 2.34%, which is less than the average rate paid during 2010, which should result in additional reductions in expense in 2011.
Other interest expense is comprised of the Company’s subordinated debentures and repurchase agreement. Other interest expense was $1,631 in 2010, a decrease of $111 or 6.4% from $1,742 in 2009. The majority of the expense is related to the Company’s subordinated debentures. The largest issuance of subordinated debentures is a fixed rate debenture, which prevented the average rate paid for subordinated debentures from declining during 2010 as dramatically as the average rates for other funding sources. The average rate paid for subordinated debentures in 2010 was 6.09% compared to 6.42% in 2009. The Company’s repurchase agreement is a fixed rate agreement, which resulted in no change in expense or average rate for 2010 compared to 2009.
The average rate paid for all interest bearing liabilities was 2.02% in 2010 compared to 2.82% in 2009. As discussed previously, the most significant cause of the reduction in the average rate was the decrease in rates paid for time deposits.
Management anticipates that there will be some modest improvement in net interest margin in 2011, primarily due to continued reduction in deposit interest expense, however decreases in expense in 2011 are not expected to be as significant as the decreases realized in 2010. Management believes that the opportunity for further decreases in deposit interest expense will continue until prevailing market rates begin to increase or there is a significant reduction in liquidity within the Bank’s market area. However, net interest margin could be negatively impacted if the Bank were to continue to experience significant increases in nonaccrual loans, which could decrease loan interest income.
2009 compared to 2008
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
The decrease in interest income was offset by a significant decrease in interest expense during 2009, particularly the fourth quarter of 2009, compared to 2008. The decrease in interest expense for the full year was approximately equal to the decrease in interest income which resulted in the slight increase in net interest income for 2009 when compared to 2008. The Company experienced compression of its net interest margin throughout 2008 as a result of the declining rate environment and higher balances of nonaccrual loans resulting from the downturn in the economy. That compression continued throughout the first two quarters of 2009 as nonaccrual balances increased and loans continued to reprice more quickly than deposits. Net interest margin for 2009 was 2.68% compared to 2.81% for 2008.
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
Interest income on federal funds sold and other decreased $25 to $296 in 2009 compared to $321 in 2008. The decrease is due to significant declines in rates earned for federal funds sold and interest bearing deposit accounts with other financial institutions. The federal funds target rate set by the federal reserve was near zero during all of 2009. The average rate earned on federal funds sold and other was 1.33% in 2009 compared to 3.47% in 2008. The decrease in average rate earned was partially offset by the significant increase in the average balance of fed funds sold and other during 2009 reflecting weakening loan demand.
The average rate earned on interest earning assets decreased 90 basis points to 5.33% in 2009, compared to 6.23% in 2008. The decrease was primarily the result of the factors noted previously for loan and security interest income.
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

Average Balance Sheets, Net Interest Income
Changes in Interest Income and Interest Expense
The following table shows the average daily balances of each principal category of our assets, liabilities and stockholders’ equity and an analysis of net interest income for each of the three years ended December 31, 2010.

	2010			2009			2008
	Average	Interest	Revenue/	Average	Interest	Revenue/	Average	Interest	Revenue/
	Balance	Rate	Expense	Balance	Rate	Expense	Balance	Rate	Expense

Gross loans (1 and 2)	$528,584	5.69%	$30,063	$560,423	5.60%	$31,376	$542,456	6.40%	$34,713

Taxable securities available for sale (3)	54,564	3.96%	2,161	70,975	4.52%	3,272	53,743	5.38%	2,891

Tax exempt securities available for sale (3)	11,541	3.59%	414	8,383	3.75%	314	8,378	3.89%	326

Federal funds sold and other	34,222	0.84%	287	22,293	1.33%	296	9,248	3.47%	321

Total interest earning assets	628,911	5.24%	32,925	662,074	5.33%	35,258	613,825	6.23%	38,251

Cash and due from banks	9,675			11,912			9,454
Other nonearning assets	61,589			54,513			39,182
Allowance for loan losses	(13,790)			(10,317)			(6,681)

Total assets	$686,385			$718,182			$655,780

Deposits:

NOW & money market investments	$100,362	0.83%	$830	$83,763	0.93%	$776	$88,167	1.55%	$1,368
Savings	19,791	0.15%	30	19,273	0.20%	38	20,717	0.61%	126
Time deposits $100 and over	191,321	2.13%	4,066	194,102	2.96%	5,746	156,005	4.05%	6,326
Other time deposits	232,461	2.11%	4,908	270,554	3.15%	8,523	244,100	4.26%	10,402

Total interest-bearing deposits	543,935	1.81%	9,834	567,692	2.66%	15,083	508,989	3.58%	18,222

Federal Home Loan Bank advances	17,592	2.59%	456	22,471	3.07%	689	21,270	3.51%	747
Subordinated debentures	23,000	6.09%	1,400	23,000	6.42%	1,477	23,000	7.24%	1,666
Repurchase agreements	7,000	3.30%	231	7,000	3.30%	231	4,169	3.33%	139
Federal funds purchased and other	4	0.00%	—	1,752	2.51%	44	7,711	2.62%	202

Total interest-bearing liabilities	591,531	2.02%	11,921	621,915	2.82%	17,524	565,139	3.71%	20,976

Noninterest-bearing liabilities	51,188			48,306			53,234

Total liabilities	642,719			670,221			618,373

Shareholders’ equity	43,666			47,961			37,407

Total liabilities and shareholders’ equity	$686,385			$718,182			$655,780

Net interest income			$21,004			$17,734			$17,275

Net interest margin (4)		3.34%			2.68%			2.81%

1	Interest income includes fees on loans of $578, $638 and $1,039 in 2010, 2009 and 2008.

2	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

3	Amortization cost is included in the calculation of yields on securities available for sale.

4	Net interest income to average interest earning assets.

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
Analysis of Changes in Net Interest Income

	2010 to 2009			2009 to 2008
	Due to	Due to		Due to	Due to
	Volume (1)	Rate (2) (3)	Total	Volume (1)	Rate (2) (3)	Total (3)

Interest Income:

Gross loans (a and b)	$(1,783)	$470	$(1,313)	$1,150	$(4,487)	$(3,337)

Taxable securities available for sale	(757)	(354)	(1,111)	927	(546)	381

Tax exempt securities available for sale	118	(18)	100	—	(12)	(12)

Federal funds sold and other	158	(167)	(9)	453	(478)	(25)

Total interest earning assets	(2,264)	(69)	(2,333)	2,530	(5,523)	(2,993)

Interest Expense:
Deposits:
NOW & money market	$154	$(100)	$54	$(68)	$(524)	$(592)
Savings	1	(9)	(8)	(9)	(79)	(88)
Time deposits $100 and over	(82)	(1,598)	(1,680)	1,543	(2,123)	(580)
Other time deposits	(1,201)	(2,414)	(3,615)	1,127	(3,006)	(1,879)

Total interest-bearing deposits	(1,128)	(4,121)	(5,249)	2,593	(5,732)	(3,139)

Federal Home Loan Bank advances	(150)	(83)	(233)	42	(100)	(58)
Subordinated debentures	—	(77)	(77)	—	(189)	(189)
Repurchase agreements	—	—	—	94	(2)	(92)
Federal funds sold and other	(44)	—	(44)	(156)	(2)	(158)

Total interest-bearing liabilities	(1,322)	(4,281)	(5,603)	2,573	(6,025)	(3,636)

Net interest income	$(942)	$4,212	$3.270	$(43)	$502	$459

(a)	Interest income includes fees on loans of $578, $638 and $1,039 in 2010, 2009 and 2008

(b)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.

(1)	Changes in volume multiplied by prior rate

(2)	Changes in rate multiplied by prior volume

(3)	Changes in rate multiplied by change in volume

Noninterest Income
The Company’s noninterest income consists of service charges on deposit accounts, mortgage banking activities, investment service income, earnings on bank owned life insurance policies (BOLI), and other noninterest income.
2010 compared to 2009
Total noninterest income was $4,663 in 2010, a decrease of $653 or 12.3% from $5,316 in 2009. The decrease is primarily due to decreases in gain on securities available-for-sale, service charges on deposit accounts, and mortgage banking activities, offset by increases in investment services income.
Deposit service charges were $1,844 in 2010, a decrease of $183 from $2,027 in 2009. The decrease is primarily due to reduced overdraft fee income as well as lower average deposit balances. Overdraft fee income was negatively impacted by new financial regulations that became effective in the second quarter of 2010 which require a customer to affirmatively opt in to overdraft protection for ATM and debit card transactions.
Income from mortgage banking activities was $967 in 2010 compared to $1,110 in 2009. The decrease is primarily due to lower demand for mortgage refinances in 2010 compared to 2009 and continued lower levels of activity in new home sales when compared to historic levels. Management expects income from mortgage banking activities to further decline in 2011 as a result of a restructuring of the Bank’s mortgage banking operations that occurred in the first quarter of 2011. Mortgage banking activities have historically produced significant revenue for the Bank, however, operations, regulatory requirements, and potential for recourse losses prevented the Bank from operating the service line profitably. During the first quarter of 2011 the Bank partnered with a third-party mortgage originator to continue offering residential mortgage products to our customers while moving much of the overhead and a portion of the revenue to the third party. Due to this new partnership, the Bank is relieved of significant regulatory reporting requirements and potential recourse losses. The restructuring of the product line eliminated 5 full time employee positions at the Bank, resulting in significant cost savings. Management expects the reduction in revenue in future periods will be more than offset by the overhead cost savings allowing the product line to contribute to net income.
Gain on sale of securities available-for-sale was $522 in 2010, a decrease of $613 or 54.0% from $1,135 in 2009. The decrease is due to the Bank selling fewer securities in 2010 compared to 2009.
Investment services income was $588 in 2010, an increase of $314 or 114.6% from $274 in 2009. The increase in income is due to customers taking advantage of improving market conditions during 2010, resulting in more investment transactions and commissions for the Bank. Investment services also added one additional investment officer during 2010, helping to increase investment activity.
Other service charges, commissions, and fees were $254 in 2010, an increase of $34 or 15.5% from $220 in 2009. The increase in income was primarily due to a gain on sale of a Bank owned automobile during 2010. The recorded gain on sale was $25. In addition, the Bank recorded a gain on sale of non-mortgage loans of $7 during 2010 related to a Small Business Administration (“SBA”) guaranteed commercial loan. The guaranteed portion of the loan was sold at a premium, resulting in the recorded gain. The Bank has begun pursuing additional opportunities to originate new SBA guaranteed loans and to attain SBA guarantees for qualified commercial loans that are already included in the Bank’s portfolio. In general, management’s intent is to sell the guaranteed portion of SBA loans with servicing rights retained, though occasionally the guaranteed portion may be held in the Bank’s portfolio. Management anticipates that income from the sale of non-mortgage loans will be higher in 2011 than it was in 2010.

2009 compared to 2008
Noninterest income for the year ended December 31, 2009 increased $813 or 18.1% to $5,316 from $4,503 in 2008. The increase was primarily due to increases in gain on sale of securities available-for-sale, earnings on Bank owned life insurance policies, and mortgage banking activities. Those increases were somewhat offset by decreases in investment services income and service charges on deposit accounts.
Gain on sales of securities in 2009 were $1,135, an increase of $877 from $258 for the same period in 2008. The increase was due to the Company selling securities in order to reduce holdings of securities that are assigned higher risk ratings in the Company’s regulatory capital calculations and to reduce prepayment risks associated with higher rate mortgage backed securities. Earnings on bank owned life insurance policies in 2009 were $345, an increase of $108 from $237 for the same period in 2008 due to the Company’s purchase of an additional $4,000 in life insurance policies in July of 2008. The cash value of policies earning during the first six months of 2009 was approximately double that of the same period in 2008. Investment services income for 2009 was $274 compared to $456 for 2008. The decline was due to uncertainty associated with investment markets during the first nine months of 2009. Most customers were seeking lower risk alternatives to the stock market and other traditional investment vehicles during 2009 as compared to 2008. As a result, commissions earned on trades declined sharply. Mortgage banking income for 2009 was $1,110 compared to $1,025 for 2008.
The table below shows noninterest income for each of the three years ended December 31:

	2010	2009	2008

Service charges on deposit accounts	$1,844	$2,027	$2,130
Mortgage banking activities	967	1,110	1,025
Net gains on sale of securities	522	1,135	258
Investment services income	588	274	456
Earnings on bank owned life insurance policies	313	345	237
ATM income	114	122	135
Other customer fees	61	83	84
Other service charges, commissions, and fees:
Safe deposit box rental	34	35	37
Other equity investment income	5	8	14
Other service charges, commissions, and fees	181	141	95
Check printer income	28	28	22
Credit life insurance commissions	6	8	10

Total noninterest income	$4,663	$5,316	$4,503

Noninterest Expense
Noninterest expense consists of salaries and employee benefits, net occupancy, furniture and equipment, data processing, advertising and public relations, other real estate owned expenses, regulatory and compliance expense, and other operating expenses.
2010 compared to 2009
Total noninterest expense was $27,808 in 2010, an increase of $4,729 or 20.5% from $23,079 in 2009. The increase is primarily due to goodwill impairment charges of $5,204 and increases in other real estate expense, partially offset by a reduction in securities impairment losses, and regulatory and compliance expense.
Salaries and employee benefits totaled $9,514 in 2010, an increase of $240 or 2.6% from $9,274 in 2009. The increase is primarily due to regular salary increases for employees during 2010. Management anticipates a reduction in total salaries and employee expenses during 2011 as a result of a reduction in workforce that was implemented in January 2011. Due to the reduction of total earning assets and overall profitability of the Bank in 2009 and 2010, management determined that a reduction was necessary. The reduction in workforce affected approximately 10% of the Bank’s full time equivalents, with reductions affecting most departments, but most significantly impacting the mortgage banking department as discussed above. Management anticipates a gross savings of approximately $900 as a result of the reductions, with a portion of that savings being offset by regular salary increases for remaining employees. The savings could be further reduced if during the course of business, management determines that additional employees are needed.
The Company performs an annual goodwill impairment assessment during the third quarter of each year, or more often if events warrant an interim assessment. The annual analysis performed in the third quarter indicated that no impairment existed. Due to events in the fourth quarter, management determined that another analysis was warranted as of December 31, 2010. The analysis performed at year end indicated that goodwill impairment did exist, resulting in an impairment charge of $5,204.
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
An impairment analysis as of December 31, 2010, indicated that the Step 2 analysis was necessary. Step 2 of the goodwill impairment test is performed to measure the impairment loss. Step 2 requires that the implied fair value of the reporting unit’s goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. After preparing the Step 2 analysis, management determined that goodwill was fully impaired.
Other real estate expense is composed of three types of charges: maintenance, marketing and selling costs; valuation adjustments based on market conditions or property valuations; and gains or losses on disposition. Other real estate expense was $3,258 in 2010, an increase of $1,442 or 79.4% from $1,816 in 2009. The components of other real estate expense for the years ended December 31, 2010 and 2009 were as follows:

	December 31,	December 31,
	2010	2009
Maintenance, marketing, and selling costs	$829	$430
Valuation adjustments	346	315
Gain or loss on disposition	2,083	1,071

Total other real estate expense	$3,258	$1,816

The increase in other real estate expense is primarily due to losses recognized due to declining property valuations, annual reappraisals of properties held by the Bank, additional valuation allowances recorded against the carrying value of other real estate, and recorded losses on sales of other real estate. Other real estate expense is expected to continue to increase as the balance of properties owned by the bank remains high and additional foreclosures occur.
Regulatory and compliance expense was $1,491 in 2010, a decrease of $237 or 13.7% from $1,728 in 2009. The decrease is primarily due to a reduction of FDIC assessments in 2010 compared to 2009. As an FDIC-insured institution, the Bank is required to pay deposit insurance premiums to the FDIC. Because the FDIC’s deposit insurance fund fell below prescribed levels in 2008, the FDIC announced in 2009 increased premiums for all insured depository institutions, including the Bank, in order to begin recapitalizing the fund. The FDIC imposed a 5 basis points emergency assessment on insured depository institutions which was paid on September 30, 2009, and was based on total assets less tier one capital as of June 30, 2009. The special assessment resulted in additional expense of $337 in the second quarter of 2009. The FDIC did not impose any special assessments in 2010, contributing to the decrease in expense for 2010. That decrease was partially offset by increases in assessment rates during 2010.
In the fourth quarter of 2009, the FDIC adopted a rule that, in lieu of any further special assessment in 2009 and 2010, required all insured depository institutions, with limited exceptions, to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The rules adopted in the fourth quarter of 2009 resulted in the Bank paying $4,047 to the FDIC on December 30, 2009. The Bank recorded a prepaid asset of $3,550 as a result of this transaction. Estimates provided by the FDIC project that the prepaid asset will be fully utilized by the end of 2012. Changes in the Bank’s deposit balances as well as rule changes that the FDIC may adopt in the future could impact the period of time over which the prepaid asset will be utilized.
Securities impairment losses were $0 in 2010 compared to $1,338 in 2009. During 2009, the Company experienced losses of $1,338 related to the impairment of common stock held by the Bank and issued by Silverton and trust preferred securities held by the Bank and issued by a trust affiliated with Silverton which securities were guaranteed by Silverton. On May 1, 2009, Silverton’s bank subsidiary, Silverton Bank, was placed into receivership by the Office of the Comptroller of the Currency after Silverton Bank’s capital deteriorated significantly in the first quarter of 2009. Silverton filed for bankruptcy on June 5, 2009. The Company does not anticipate that it will recover any of the Bank’s investment in either the common securities or trust preferred securities issued by Silverton or its affiliated trust. As a result, the Company recorded an impairment charge of $1,338 in the first quarter of 2009, which represents the Company’s full investment in the securities.
2009 compared to 2008
Noninterest expense for the year ended December 31, 2009 increased $4,056 or 21.3% to $23,079 compared to $19,023 in 2008. The increase was primarily due to securities impairment loses, regulatory and compliance expense, and other real estate expense. The increases in those expenses were slightly offset by minor decreases in several other expenses.
Regulatory and compliance expense increased $1,283 or 288.3% to $1,728 in 2009 compared to $445 in 2008, primarily as a result of increases in FDIC assessment expense as a result of increased assessment rates and the special assessment.
Other real estate expense increased $1,556 or 598.5% to $1,816 in 2009 compared to $260 in 2008, primarily due to increases in the number of properties owned by the Bank. Other real estate expense is composed of three types of charges: maintenance, marketing and selling costs; valuation adjustments based on market conditions or property valuations; and gains or losses on disposition. Included in other real estate expense are losses on sale of properties and writedowns based on updated appraisals totaling $1,386 in 2009 compared to $12 in 2008. A total of $1,147 of the 2009 loss is attributable to a valuation allowance recorded in the fourth quarter of 2009. The balance of other real estate owned (excluding adjustments for loans to facilitate the purchase of foreclosed properties and bank properties) increased 83.8% to $10,607 at December 31, 2009 compared to $5,772 at December 31, 2008.
Salaries and employee benefits increased 2.5% and occupancy expense increased 3.7% during 2009 when compared to 2008. Increases for both expenses were primarily due to the addition of a new branch location at Thompson’s Station in Williamson County, Tennessee during the fourth quarter of 2008 and additional operational and compliance staff hired in 2009.
The table below shows noninterest expense for each of the three years ended December 31:

	2010	2009	2008

Salaries and employee benefits	$9,514	$9,274	$9,049
Goodwill impairment	5,204	—	—
Other real estate expense	3,258	1,816	260
Occupancy expense	1,500	1,513	1,459
Regulatory and compliance expense	1,491	1,728	445
Securities impairment losses	—	1,338	—
Data processing	931	956	954
Furniture and equipment expense	916	1,039	1,013
Operational expenses	788	881	902
Advertising and public relations	644	660	812
Audit, accounting and legal	630	537	481
ATM expense	541	523	463
Loan expense	469	232	133
Postage and freight	351	331	365
Amortization of intangible asset	275	318	429
Other employee expenses	254	245	306
Director expense	213	221	210
Miscellaneous chargeoffs	31	194	209
Other insurance expense	186	169	201
Miscellaneous taxes and fees	104	137	231
Correspondent bank charges	44	112	122
Other	464	855	979

	$27,808	$23,079	$19,023

Provisions for Loan Losses
The Bank recorded provision for loan losses of $14,434 in 2010, an increase of $3,513 or 32.2% from $10,921 in 2009. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses in 2010 is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss, which management believes is representative of probable incurred loan losses. Other factors considered by management include the composition of the loan portfolio, economic conditions, results of regulatory examinations, reviews of updated real estate appraisals, and the creditworthiness of the Bank’s borrowers and other qualitative factors. The allowance for loan losses was 3.58% of gross loans (“AFLL Ratio”) at December 31, 2010 compared to 2.47% at December 31, 2009.
Nonperforming loans increased from $29,144 at December 31, 2009 to $53,233 at December 31, 2010. The increase in nonperforming loans was due to loans that were performing according to their contractual obligations at December 31, 2009 becoming significantly past due or impaired during 2010. The ratio of allowance to nonperforming loans was 34.1% at December 31, 2010 compared to 45.8% at December 31, 2009. The portion of the allowance attributable to impaired loans was $7,308 at December 31, 2010, a decrease of $9 from December 31, 2009. Also included in impaired loans are relationships classified as troubled debt restructurings (“TDRs”) totaling $16,558. All of the Bank’s TDRs, with the exception of one relationship totaling $3,668, are performing under the terms of their restructured loan agreements and are accruing interest. The increase in impaired loans was somewhat offset by loan charge offs during 2010. The amounts charged off during 2010 approximated the specific allocations for certain collateral dependent individual impaired loans.
The portion of the allowance attributable to historical and environmental factors has increased on an absolute basis and as a percentage of gross loans during 2010. Management’s evaluation of the allowance for loan losses, in addition to specific loan allocations, is based on volume of non-impaired loans and changes in credit quality and environmental factors. The balance of non-impaired loans decreased during 2010 due to the reduction in gross loans and the transfer of newly impaired relationships to the impaired loans component.
The total allowance for loan losses was $18,167 or 3.58% of gross loans at December 31, 2010 compared to $13,347 or 2.47% of gross loans at December 31, 2009. The increase is due to increases in both the impaired loans component and the historical and environmental factors component. Management considers the increase in the AFLL ratio to be directionally consistent with changes in risks associated with the loan portfolio as measured by various metrics.
The table below illustrates changes in the AFLL ratio over the past five quarters and the changes in related risk metrics over the same periods:

	December	September	June 30,	March	December
Quarter Ended	31, 2010	30, 2010	2010	31, 2010	31, 2009

AFLL Ratio	3.58%	2.71%	2.61%	2.36%	2.47%

Specifically Impaired Loans (ASC 310 component)	$7,308	$7,708	$7,916	$6,634	$7,317
Historical and environmental (ASC 450-10 component)	10,859	6,472	5,784	6,039	6,030

Total allowance for loan loss	$18,167	$14,180	$13,700	$12,673	$13,347

Nonperforming loans to gross loans (1)	10.50%	6.42%	5.23%	6.50%	5.39%
Impaired loans to gross loans	10.27%	7.83%	8.51%	7.48%	6.06%
Allowance to nonperforming loans ratio	34.09%	42.23%	46.40%	40.59%	45.80%
Quarter-to-date net charge offs to average gross loans	1.17%	0.09%	0.22%	0.33%	0.82%

(1)	Nonaccrual loans and loans past due 90 or more days still accruing interest as a percentage of gross loans.
Income Taxes
The effective income tax rates were (9.8%), 12.6%, and 53.5%, for 2010, 2009 and 2008, respectively. The change in rate for 2010 as compared to 2009 is primarily due to a valuation allowance of $6,450 recorded in 2010 to offset the carrying value of deferred tax assets.
Due to the current economic condition and losses recognized over the last three years, the Company established a valuation allowance against all of its deferred tax assets. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. The Company has approximately $29,704 in net operating losses for state tax purposes and $3,970 for federal tax purposes to be utilized by future earnings.
During 2010 and per ASC 740-20-45, the Company had income tax expense related to changes in the unrealized gains and losses on investment securities available-for-sale totaling $761. This expense was recorded through accumulated other comprehensive income and increased our deferred tax valuation allowance.
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
Analysis of Financial Condition
Total assets at December 31, 2010 were $667,380, a decrease of $33,811 or 4.8% from $701,191 at December 31, 2009. Average assets for 2010 were $686,385, a decrease of $31,797 or 4.43% from $718,182 for 2009. The decrease in total assets in 2010 is primarily due to a decrease in net loans and securities available-for-sale offset by increases in cash and cash equivalents.
Total liabilities at December 31, 2010 were $644,619, a decrease of $12,927 or 2.0% from $657,546 at December 31, 2009. The majority of the decrease in total liabilities was due to decreases in total deposits. Total shareholder’s equity at December 31, 2010 was $22,761, a decrease of $20,884 or 47.8% from $43,645 at December 31, 2009. The decrease in shareholder’s equity is primarily due to a reduction in retained earnings as a result of the net loss for 2010 and preferred stock dividends and a reduction in other comprehensive income as a result of declines in the market value of securities available-for-sale.
Loans
Net loans (excluding mortgage loans held for sale) were $488,807 at December 31, 2010, a decrease of $38,599 or 7.3% from $527,406 at December 31, 2009. Mortgage loans held for sale totaled $4,282 at December 31, 2010, a decrease of $890 or 17.2% from $5,172 at December 31, 2009. The overall decrease in loans was primarily due to regular loan payments outpacing demand for new loans for most of 2010, transfer of certain loans to other real estate owned, and continued elevated levels of loan chargeoffs. The decrease in loan demand is due to the continued sluggishness in the economy in the Bank’s market areas and further tightening of the Bank’s lending standards. The most significant decreases in loans was in the real estate construction and commercial, financial, and agricultural loan segments. The continuing effects of the recessionary economic environment in 2010 reduced the number of new construction loans during 2010, resulting in a significant drop in real estate construction loans. Decreases in other loan categories are primarily the result of regular loan payments and a significant decrease in loan demand in these categories as well.
Of total loans of $506,974 in the portfolio as of year end 2010, $209,078, or 41.2% were variable rate loans and $261,221 or 51.5% were fixed rate loans, and $36,675 or 7.2% were nonaccrual.
On December 31, 2010, the Company’s loan to deposit ratio (including mortgage loans held for sale) was 85.9%, compared to 90.1% in 2009. The loan to asset ratio (including mortgage loans held for sale) was 77.3% for 2010, compared to 77.9% in 2009. Management expects loan demand to remain low throughout 2011, resulting in further reduction of gross loans, across most of the Bank’s loan categories, though the reduction in 2011 is not expected to be as significant as the decrease in 2010. Management anticipates this trend will continue until there are indicators of significant improvements in both the local and national economy, leading customers to begin spending more resulting in increased demand. If the Company’s deposit growth continues to outpace its loan demand, the Company’s net interest margin may be adversely affected as the funds from these deposits may be invested in securities and other interest earning assets that offer lower yields than loans.
The following table presents various categories of loans contained in our loan portfolio for the periods indicated and the total amount of all loans for such period:

	2010	2009	2008	2007	2006

Real estate construction	$89,909	$120,340	$152,937	$140,905	$93,704
1-4 family residential	166,876	168,029	163,211	151,478	96,309
Commercial real estate	175,516	172,840	162,475	116,327	90,147
Other real estate secured	7,206	4,382	4,779	4,567	3,009
Commercial, financial and agricultural	48,453	54,628	62,674	50,240	46,942
Tax exempt	118	239	354	—	—
Consumer	9,723	11,045	13,965	14,969	11,560
Other	9,173	9,250	9,718	12,122	7,302

Total loans	$506,974	$540,753	$570,113	490,608	348,973

Allowance for loan losses	(18,167)	(13,347)	(8,981)	(6,086)	(4,259)

Total loans (net of allowance)	$488,807	$527,406	$561,132	$484,522	$344,714

The following is a presentation of an analysis of maturities of loans as of December 31, 2010:

	Due in 1	Due in 1	Due after
Loan Segments	year or less	to 5 years	5 Years	Total

Real estate construction	$78,628	$10,484	$797	$89,909
1-4 family residential	39,618	63,915	63,343	166,876
Commercial real estate	41,941	123,568	10,420	175,929
Other real estate secured	5,560	1,390	215	7,165
Commercial, financial and agricultural	25,025	16,131	6,925	48,081
Tax exempt	55	—	63	118
Consumer	3,827	5,459	437	9,723
Other	366	8,807	—	9,173

Total	$195,020	$229,754	$82,200	$506,974

The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2010 for the loan types mentioned above:

Loans with predetermined interest rates	$261,221
Loans with floating, or adjustable interest rates, at floor	161,066
Loans with floating, or adjustable interest rates, not at floor	48,012
Nonaccrual loans	36,675

$506,974

As market rates dropped during the economic recession, management implemented rate floors for many variable rate loans in order to protect the Bank’s net interest margin. As of December 31, 2010, $161,066 in variable rate loans have reached their floor rate. As a result, when market rates begin to rise, loans at their floor will not reprice at higher rates until market rates rise above their contractual floor rates. Only the loans noted above that have variable rates not at a floor rate will reprice with the first increase in market rates. The existence of these rate floors may negatively impact our net interest margin when rates begin to rise, at least until rates rise above these floors.
Allowance for Loan Loss and Asset Quality
The allowance for loan losses was $18,167 or 3.58% of gross loans at December 31, 2010 compared to $13,347 or 2.47% of gross loans at December 31, 2009. The increase in the allowance was based on factors indicating deteriorating trends in asset quality including charge offs, past due status, impaired loans, and indicators of environmental factors that can bear an impact on loan losses such as economic conditions in the Bank’s market area.
Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses in 2010 is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss, which management believes is representative of probable incurred loan losses. Other factors considered by management include the composition of the loan portfolio, economic conditions, results of internal and external loan review, regulatory examinations, reviews of updated real estate appraisals, and the creditworthiness of the Bank’s borrowers and other qualitative factors.
The Bank has experienced significant increases in past due loans, impaired loans, adversely classified loans and charge offs as a result of the economic downturn that began in 2008. The Bank and its customers continue to be affected by the impacts of the economic downturn. Historically, more than half of the Bank’s loan portfolio has been secured by real estate of some form, whether residential, commercial, or development, with a significant portion of those loans being residential developments. One of the most significant impacts of the economic downturn in the Bank’s market area has been the collapse of the housing market and subsequent decline in market values for existing properties. Those impacts caused several of the Bank’s borrowers who had proven track records as residential and commercial developers to find themselves owning larger parcels of partially developed land and virtually no demand for finished properties. Developers became unable to service their debt causing the loans to become past due. At the same time, the decline in activity in the housing market caused significant reductions in market values, causing collateral values for many loans to fall below the outstanding loan balance. The Bank has experienced increases in problem loans in virtually all segments of the loan portfolio, however the effect of the economic downturn has been the cause of the majority of the Bank’s impaired loans and chargeoffs during 2010 and 2009.
Impaired loans totaled $52,059 at December 31, 2010 compared to $32,782 at December 31, 2009, an increase of $19,277.
Included in the $52,059 of impaired loans at December 31, 2010 are $18,780 of impaired relationships with specific allocations totaling $3,028 that were impaired as of December 31, 2009. At December 31, 2009 the Bank’s total exposure to that group of relationships was $21,345, a reduction of exposure of $4,617. The majority of these relationships are real estate development projects that were severely impacted by the downturn in the economy and housing market. In general, the borrowers are residential developers with a proven track record and the collateral for the loans is raw land that was intended for development. As a result of the collapse of the housing market, lot absorption declined dramatically, reducing cash flow available to service the debt. Many of the borrowers were able to service the debt though cash reserves for a period of time, but the extended period of the economic downturn exhausted their reserve funds, rendering the loans impaired. Management has worked extensively with these borrowers to find ways to liquidate the underlying collateral or stimulate activity within the respective developments in order to avoid foreclosure and/or additional charge offs. The reduction in exposure to this group of borrowers shows that some progress was made, despite continued low activity in the housing market. The relationships in this group as of December 31, 2010 will likely continue to be classified as impaired until there is significant improvement in the housing market and lot absorption improves.
The remainder of the impaired loans as of December 31, 2010 are relationships that became impaired during 2010, those relationships total $33,279. Of those loans, $13,881 or 41.7% are residential construction and other construction loans. An additional $14,479 or 43.5% are 1-4 family residential properties, $4,748 or 14.3% are commercial real estate, $160 or 0.5% are farmland and $10 or 0.0% are commercial and industrial loans. Most of the relationships in this group have similar characteristics to the loans that were impaired at December 31, 2009 and remain impaired at December 31, 2010.
Problem loans that are not impaired are categorized into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a monthly basis. The Company uses the following definitions for risk ratings:
     Watch. Loans characterized by borrowers who have marginal cash flow, marginal profitability, or have experienced operating losses and declining financial condition. The borrower has satisfactorily handled debts with the Bank in the past, but in recent months has either been late, delinquent in making payments, or made sporadic payments. While the Bank continues to be adequately secured, the borrower’s margins have decreased or are decreasing, despite the borrower’s continued satisfactory condition. Other characteristics of borrowers in this class include inadequate credit information, weakness of financial statement and repayment capacity, but with collateral that appears to limit the Bank’s exposure. This classification includes loans to establish borrowers that are reasonably margined by collateral, but where potential for improvement in financial capacity is limited.
     Special Mention. Loans with potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deteriorating prospects for the repayment source or in the Bank’s credit position in the future.
     Substandard. Loans inadequately protected by the payment capacity of the borrower or the pledged collateral.
     Doubtful. Loans with the same characteristics as substandard loans with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently existing facts, conditions, and values. These are poor quality loans in which neither the collateral nor the financial condition of the borrower presently ensure collectability in full in a reasonable period of time or evidence of permanent impairment in the collateral securing the loan.
Impaired loans are evaluated separately from other loans in the Bank’s portfolio. Credit quality information related to impaired loans was presented above and is excluded from the tables below.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by segment of loans is as follows:

			Special
	Pass	Watch	Mention	Substandard	Doubtful

Real estate construction	$46,949	$9,588	$—	$2,820	$—
1-4 Family residential	129,317	12,333	1,816	7,529	—
Commercial real estate	144,785	3,468	1,622	20,843	—
Other real estate loans	7,206	—	—	—	—
Commercial, financial and agricultural	44,531	2,488	64	552	—
Consumer	9,294	87	12	320	—
Tax exempt	118	—	—	—	—
Other loans	371	—	—	8,802	—

Total	$382,571	$27,964	$3,514	$40,866	$—

Classified loans, excluding impaired loans, totaled $72,344 at December 31, 2010 compared to $28,613 at December 31, 2009. The increase in classified loans is primarily attributable to real estate loans exhibiting many of the same credit quality issues as noted for impaired loans, though the severity of their credit quality issues is not as extensive as those of impaired loans.
The following table presents information regarding impaired, nonaccrual, past due and restructured loans at the dates indicated:

	December 31,
	2010	2009	2008	2007	2006
Loans considered by management as impaired:
Number	108	82	67	67	38
Amount	$52,059	$32,782	$4,201	$3,945	$1,416

Loans accounted for on nonaccrual basis:
Number	79	47	59	63	27
Amount	$36,675	$25,510	$3,357	$2,764	$1,059

Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:
Number	—	—	5	—	—
Amount	$—	$—	$7	$—	$—

Loans defined as “troubled debt restructurings”
Number	22	1	—	—	—
Amount	$16,558	$3,634	$—	$—	$—

Other classified loans not classified as impaired	$72,344	$28,613	$16,787	$4,882	$—

There are no other loans which are not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.
As discussed previously, management’s consideration of environmental factors impact the amount of allowance for loan loss that is needed for classified and pass rated loans. Below are some of the factors considered by management:
The commercial real estate market has declined significantly as a result of the local and national economic recession that began during 2008 and the resulting sluggish economic conditions that remained through 2010. Real estate related loans, including commercial real estate loans, residential construction and residential development and 1-4 family residential loans, comprised almost 85% of the Company’s loan portfolio at December 31, 2010. Market conditions for residential development and residential construction have seen substantial declines due to the effects of the recession on individual developers, contractors and builders. In addition, the local market, particularly in Maury County, has seen significantly weaker demand for residential housing.
Although our loan portfolio is concentrated in Middle Tennessee, management does not believe this geographic concentration presents an abnormally high risk. At December 31, 2010 the following loan concentrations exceeded 10% of total loans: 1-4 family residential loans, real estate construction loans, and commercial real estate. Management does not believe that this loan concentration presents an abnormally high risk. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.
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

	2010	2009	2008	2007	2006
Nonaccrual interest	$1,580	$1,318	$567	$355	$144
Nonperforming loans are defined as nonaccrual loans, loans still accruing but past due 90 days or more, and restructured loans. The following table presents information regarding nonperforming loans at the dates indicated:

	2010	2009	2008	2007	2006
Loans secured by real estate	$52,296	$28,335	$2,868	$2,301	$843
Commercial, financial and agricultural	893	789	300	194	191
Consumer	44	20	194	256	25
Other	—	—	2	13	—

Total	$53,233	$29,144	$3,364	$2,764	$1,059

Management classifies commercial and commercial real estate loans as nonaccrual loans when principal or interest is past due 90 days or more and the loan is not adequately collateralized. Also loans are classified as nonaccrual when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation and the loan is not in the process of collection. Nonaccrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were modified due to deterioration in the financial condition of the borrower.
Other real estate owned increased $529 to $11,791 at December 31, 2010 compared to $11,262 at December 31, 2009. The increase in the carrying balance is due to the volume of new foreclosures in 2010 outpacing the volume of sales of other real estate during 2010. The overall level of foreclosures remains high due to the effects of the economic downturn that began during 2008 on individual borrowers, both single family and developers, resulting in an increase in foreclosures. Included in the balance at year end 2010 is one loan totaling $83 that was originated to facilitate the sale of other real estate. Under current accounting rules, loans of this nature must be reported as other real estate owned until the loan to value ratio is below a certain level, depending on the type of loan. The reclassified loan is performing in accordance with the loan agreement. Interest income from this loan is included in loan interest income. At December 31, 2009, loans reclassified as other real estate owned totaled $171. Also included in the balance of other real estate owned is $484 of Bank property that was previously intended to be used as a future branch location. The property is no longer intended to be used for that purpose and is held for disposal as of December 31, 2010.
Management is working to sell the properties that are owned in order to recover the Bank’s investment in the loans that ultimately resulted in foreclosure. It is possible that the balance of other real estate owned could increase during 2010 due to the continuing sluggish economic conditions in the Bank’s market areas. Additional foreclosures and low demand for both residential and commercial properties could require the Bank to hold its other real estate owned for a longer period of time, which could lead to increased noninterest expense. The Company makes every effort to avoid foreclosure, particularly for owner occupied residential properties.

Summary of Loan Loss Experience
An analysis of our loss experience is furnished in the following table for each of the periods ended December 31 indicated, as well as a breakdown of the allowance for loan losses:

	2010	2009	2008
Balance at beginning of period	$13,347	$8,981	$6,086

Charge offs:
Real estate construction	(6,876)	(1,631)	(2,058)
1-4 Family residential	(1,704)	(1,340)	(168)
Commercial real estate	(808)	(894)	(350)
Other real estate loans	(39)	(112)	—
Commercial, financial and agricultural	(298)	(2,336)	(37)
Consumer	(29)	(444)	(140)
Tax exempt	—	—	—
Other loans	—	—	—

	(9,754)	(6,757)	(2,753)
Recoveries:
Real estate construction	17	3	6
1-4 Family residential	5	111	46
Commercial real estate	9	3	—
Other real estate loans	2	—	—
Commercial, financial and agricultural	63	6	3
Consumer	44	79	65
Tax exempt	—	—	—
Other loans	—	—	—

	140	202	120

Net charge offs	(9,614)	(6,555)	(2,633)

Provision for loan losses	14,434	10,921	5,528

Balance at year end	$18,167	$13,347	$8,981

Ratio of net charge offs during the period to average loans outstanding during the period	1.85%	1.17%	0.49%

Ratio of nonperforming loans to gross loans	10.50%	5.39%	0.59%
Ratio of impaired loans to gross loans	10.27%	6.06%	0.74%
Ratio of allowance for loan losses to total loans	3.58%	2.47%	1.58%

At December 31, of each period presented below, the allowance was allocated as follows:

	2010	2009	2008
Real estate construction	$6,522	$6,997	$3,031
1-4 Family residential	5,513	3,106	3,039
Commercial real estate	2,373	1,274	1,270
Other real estate loans	22	37	24
Commercial, financial and agricultural	1,536	1,152	1,014
Consumer	103	255	398
Tax exempt	—	1	2
Other loans	1,472	307	196
Unallocated	626	218	7

Total	$18,167	$13,347	$8,981

At December 31, of each period presented below, loan balances by category as a percentage of gross loans were as follows:

	2010	2009	2008
Real estate construction	17.7%	22.3%	26.8%
1-4 Family residential	32.9%	31.1%	28.6%
Commercial real estate	34.6%	32.0%	28.5%
Other real estate secured	1.4%	0.8%	0.8%
Commercial, financial and agricultural	9.6%	10.1%	11.0%
Consumer	1.9%	2.0%	2.5%
Tax exempt	0.0%	0.0%	0.1%
Other loans	1.8%	1.7%	1.7%

Total	100.0%	100.0%	100.0%

Securities
At December 31, 2010, securities available-for-sale totaled $63,482, a decrease of $12,490 or 16.4% from $75,972 at year end 2009. The decrease in total securities in 2010 was primarily a result of proceeds from two separate securities sales, one in the first quarter and one in the third quarter of 2010 and significant increases in unrealized losses, impacting the carrying value of securities available-for-sale. The Company’s securities portfolio represents 9.4% of total assets at December 31, 2010 compared to 10.8% at December 31, 2009. All of the Company’s securities are classified as available for sale. The Company’s investment portfolio is used to provide interest income and liquidity and for pledging purposes to secure public fund deposits.
During the first quarter of 2010, the Company sold a group of mortgage backed securities in an effort to reduce the risk of extended repayment periods as a result of current market rates associated with the particular securities that were held. Proceeds from the sale were reinvested into additional state and municipal securities as well as securities issued by U.S. Government sponsored entities. During the third quarter of 2010, the Company sold a group of mortgage backed securities totaling $3,306 in an effort to execute a corporate tax strategy related to the Company’s real estate investment trust (“REIT”) subsidiary. Income earned by the Company’s REIT and its holding company (both subsidiaries of the Bank) is not subject to taxation by the State of Tennessee (“State”). Since formation of the REIT, the Company has accumulated deferred tax assets related to State income tax. Utilization of those benefits is dependent upon the Company generating future income that is subject to State taxation. The Company has implemented a tax strategy to ensure that the Bank will generate sufficient income that is subject to taxation by the State in future periods and thereby utilize the deferred tax assets. In the short term, that tax strategy is to reduce the amount of income earned by the Company that is not subject to taxation by the State. The securities that were sold in the third quarter were owned by a subsidiary of the Bank that is not subject to taxation by the State. Cash proceeds from the sale were paid as a return of capital dividend to the Bank, which is subject to taxation by the State, where it was utilized to reduce the Bank’s cost of funds.
Net unrealized losses in the securities portfolio at December 31, 2010 were $1,742 compared to a net unrealized gain of $268 at December 31, 2009. The reduction in market value is primarily due to declines in market value for a trust preferred security issued by Tennessee Commerce Statutory Trust and is included in corporate securities. The security is part of a private placement trust preferred offering, for which a limited amount of readily available market data is available to determine market value. As a result, management must calculate a fair value using a discounted cash flows model for this security. Management has valued this security using this method since December 31, 2008. During the course of the economic downturn, the market for new trust preferred issuances decreased dramatically as uncertainty related to the investment vehicle became more significant due to the increased level of Bank failures. In 2010, the Dodd-Frank Act eliminated the capital benefits of issuing trust preferred securities for banks, virtually ending the trust preferred market, which further complicated efforts to determine reliable market values for securities of this type. As a result, Management increased the discount rate used to determine the fair value of the security in the Bank’s discounted cash flows model. The change in discount rate resulted in a decrease in fair value of $1,549 in 2010. Management considers the impairment of this security to be temporary as the company that issued the underlying subordinated debenture is still viable and has reported improved earnings in 2010 and there have been no deferrals of interest payments related to the security. The security matures in 2038. Management anticipates that the security will remain in an unrealized loss position for an extended period of time. The decline in market value for the Company’s securities was further impacted by the sales of securities that occurred during 2010, resulting in recognized gains on sale of $522. Also, several of the securities purchased during the first quarter of 2010, primarily bonds issued by state and municipal entities and U.S. Government sponsored entities during the first quarter of 2010 are reporting unrealized losses at December 31, 2010 due to changes in market pricing for those types of securities at year end compared to when they were purchased.
Unrealized losses on securities have not been recognized into income because the securities are of high credit quality, management does not have the intent to sell and it is more likely than not it will not be required to sell the investment before its anticipated recovery, and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or normal liquidity returns to the marketplace. Management evaluates securities for other-than-temporary impairment on at least a quarterly basis and the investment committee makes such an evaluation on an annual basis. These evaluations are made more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the Company’s intent to sell or it is more likely than not it will be required to sell the security before its anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.
At year end 2010, the Company’s portfolio consisted of 89 securities, 36 of which were in an unrealized loss position, compared to a total of 65 securities, 12 of which were in an unrealized loss position at December 31, 2009. In the event that securities were to be sold for liquidity purposes, there are sufficient holdings not in an unrealized loss position that could be sold, so that the Company would not be forced to sell the securities reporting an unrealized loss. The Company is further limited in the amount of securities that can be sold due to pledging requirements for Bank liabilities. Management considers security holdings in excess of our pledging requirement to be available for liquidity purposes. Sale of such holdings would not impair our ability to hold the securities reporting an unrealized loss until the loss is recovered or until maturity.
At year end 2010 and 2009, the Company held trust preferred securities with face value of $5,000 and fair value of $3,176 issued by Tennessee Commerce Statutory Trust. Other than this investment, the Company did not hold securities of any one issuer, other than the U.S. Government sponsored entities, with a face amount greater than 10% of shareholders’ equity as of December 31, 2010 or 2009.
The carrying value of securities at December 31 is summarized as follows:

	December 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total

U.S. Government sponsored entities	$5,937	9.4%	$1,008	1.3%
Mortgage-backed securities	31,975	50.4%	58,770	77.4%
State and municipals	18,551	29.2%	7,780	10.2%
Corporate	7,019	11.0%	8,414	11.1%

Total	$63,482	100.0%	$75,972	100.0%

	December 31, 2008
	Amount	% of Total

U.S. Government sponsored entities	$4,496	5.9%
Mortgage-backed securities	54,783	71.6%
State and municipals	8,457	11.0%
Corporate	8,761	11.5%

Total	$76,497	100.0%

The following table presents the carrying value by maturity distribution of the investment portfolio, along with weighted average yields thereon, as of December 31, 2010:

	Within	1-5	5-10	Beyond
	1 Year	Years	Years	10 Years	Total
U.S. Government sponsored entities	$—	$500	$3,625	$1,812	$5,937
State and municipals	—	602	10,489	7,460	18,551
Corporate	—	907	—	6,112	7,019

Total debt securities	$—	$2,009	$14,114	$15,384	$31,507

Weighted average yield(tax equivalent)	—	5.17%	4.59%	5.48%	5.06%

Mortgage-backed securities- residential					$31,975

Weighted average yield					4.42%

Premises and Equipment
Premises and equipment totaled $15,037 at December 31, 2010, a decrease of $1,761 or 10.5% from $16,798 at December 31, 2009. The largest component of the decrease in premises and equipment was regular depreciation.

Rent expense was $373 in 2010, compared to $390 in 2009. The decrease was primarily due to renewal of the lease on the Rutherford County branch at a lower rate and elimination of two ATM locations at the end of their lease terms during 2010.
Deposits
The Bank relies on having a growing core deposit base to fund loan and other asset growth. Total deposits were $595,069 at December 31, 2010, compared to $606,196 at December 31, 2009. The following table sets forth the composition of the deposits at December 31:

	2010		2009
	Amount	% of Total	Amount	% of Total

Noninterest-bearing demand accounts	$49,333	8.3%	$44,415	7.3%
Interest-bearing demand accounts	121,759	20.5%	88,339	14.6%
Savings accounts	19,250	3.2%	18,794	3.1%
Time deposits greater than $100	183,086	30.8%	197,006	32.5%
Other time deposits	221,641	37.2%	257,642	42.5%

Total	$595,069	100.0%	$606,196	100.0%

The majority of deposits continue to be in time deposits, though there was decrease of $49,921 in total time deposits during 2010 and an increase in transaction accounts and savings accounts during 2010, marking a significant change in the composition of the Bank’s deposit base. The decrease in time deposits and increases in transaction accounts is due to the Bank’s continued focus on increasing core customer deposits and reducing reliance on wholesale funding sources. Wholesale funding sources are any deposits that are attained through means other than direct customer contact. Wholesale funding sources utilized by the Bank include brokered CDs and national market time deposits. The change in the Bank’s deposit composition was also impacted by historically low market rates for deposit products and excess liquidity in the Bank’s market area.
The following table shows the breakdown of time deposits at year end December 31, 2010 and 2009:

	December 31
	2010	2009
Personal CDs	$245,746	$246,523
Non-Personal CDs	10,061	16,406
Public Funds CDs	18,783	21,871
National market time deposits	67,591	86,648
Brokered CDs	32,615	55,407
IRAs	29,931	27,793

Total	$404,727	$454,648

The total of wholesale funding sources at December 31, 2010 was $100,206, a decrease of $41,849 from $142,055 at December 31, 2009. In addition to reducing total wholesale funding during the year, management was able to reposition the majority of the retained deposits in order to significantly reduce cost of funds. The average rate paid for brokered CDs during 2010 was 2.08% compared to 2.62% in 2009. The average rate paid for national market time deposits in 2010 was 2.05% compared to 3.59% in 2009. The decrease in average rate paid on national market time deposits was primarily due to excess liquidity in the national market during the majority of 2010.

Brokered CDs totaled $32,615 with a weighted average rate of 1.45% compared to $55,407 with a weighted average rate of 1.94% at December 31, 2009. Maturities of brokered CDs range from November of 2011 to September of 2015. During 2010, management moved toward longer maturities for retained broker deposits in anticipation of rate increases if the national economy improves in 2011 and beyond. Two separate brokered CDs are 60 month CDs with call provisions. The first CD is $4,095 with a fixed rate of 2.00% for 60 months and a monthly call option beginning March 1, 2011. The second CD is $4,322 with a current rate of 1.00% with an automatic step-up provision for annual rate increases until maturity and a monthly call option beginning September 10, 2011. Management anticipates that the new brokered CDs retained by the Bank during 2010 will help to further reduce cost of funds in 2011.
The Bank has policies in place to ensure that total wholesale funding is maintained at a reasonable level. The Bank has also experienced pressure from its primary regulators to reduce reliance on wholesale funding sources. Management intends to continue reducing reliance on wholesale funds as a percentage of total deposits in the future, however decreases in 2011 and future years will likely not be as significant as what was experienced in 2010. Management must balance the need for reduced wholesale funding against opportunities to further reduce the Bank’s cost of funds. During 2010, rates for both brokered deposits and national market time deposits were lower than that for comparable core customer time deposits. Management will continue to evaluate this balance going forward to ensure that the Bank is operating in a safe and sound manner.
The increase in noninterest-bearing deposits and interest-bearing transaction accounts is related to the decrease in personal CDs and to a Bank initiative during the fourth quarter of 2010 to increase deposits in transaction accounts. As market rates for personal CDs reached historic lows during 2010, customers began to move funds from maturing CDs into interest-bearing money market accounts as the immediate availability of funds offered more value to them than the rates that could be earned by locking in time deposits. Also, during the fourth quarter of 2010, management implemented an incentive program for all employees to encourage growth in transaction accounts. Management set a goal of increasing deposits in transaction accounts by approximately $14,000. The program resulted in an increase of more than $15,000.
At December 31, 2010, we had $365,496 in time deposits maturing within two years, of which $17,289 were brokered deposits. Time deposits maturing within one year of December 31, 2010 were $317,674, or 78.49% of total time deposits. If we are not able to retain these deposits at maturity, or attract additional deposits at comparable rates, we may be required to seek higher cost deposits to replace these deposits which could negatively impact our net interest margin. The weighted average cost of all deposit accounts was 1.66% in 2010 compared to 2.46% in 2009. The weighted average rate on time deposits was 2.12% in 2010, compared to 3.07% in 2009. Management expects to seek short-term time deposit funding to match variable rate loans. These efforts, if successful, are expected to reduce interest rate risk and expand our net interest margin.

The following tables present, at December 31 for each of the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

	2010		2009		2008
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Amount	Paid	Amount	Paid	Amount	Paid

Noninterest-bearing demand deposits	$45,766	n/a	$44,543	n/a	$48,964	n/a

Interest-bearing demand accounts	100,362	0.83%	83,763	0.93%	88,167	1.55%
Savings deposits	19,791	0.15%	19,273	0.20%	20,717	0.61%
Time deposits $100 and over	191,321	2.13%	194,102	2.96%	156,005	4.05%
Other time deposits	232,461	2.11%	270,554	3.15%	244,100	4.26%
Contractual Obligations
The Company has the following contractual obligations as of December 31, 2010:

	Less than	1 - 3	3 - 5	More than 5
	1 year	years	years	years	Total
Operating leases	$329	$452	$390	$2,541	$3,712
Time deposits	317,654	73,187	13,848	38	404,727
Long term borrowings	—	16,000	—	23,000	39,000
Repurchase agreements	—	7,000	—	—	7,000
Preferred stock dividends (1)	970	1,943	158	—	3,071

Total	$318,953	$98,582	$14,396	$25,579	$457,510

(1)	Reflects payments due on shares issued through the CPP on February 27, 2009. Amounts presented assume that the preferred stock will be fully redeemed on February 26, 2014.
Short-Term Borrowings
The table below includes certain information related to borrowed funds with original maturities of less than one year. The short-term borrowings are made up of federal funds purchased, a cash management line, and a short-term fixed maturity borrowing.

	2010	2009	2008
Balance at year-end	$—	$—	$21,000
Weighted average interest rate at year-end	—%	—%	1.17%
Maximum outstanding at any month-end during the year	$—	$23,835	$25,594
Average amount outstanding	$4	$3,067	$10,537
Weighted average rates during the year	—%	1.49%	1.92%

Subordinated Debentures
In 2002, the Company issued $3,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a private offering of trust preferred securities. The securities mature on December 31, 2032; however, the Company can currently repay the securities at any time without penalty. The interest rate on the subordinated debentures as of December 31, 2010 was 3.75%. The subordinated debentures bear interest at a floating rate equal to the New York Prime rate plus 50 basis points. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. They are presented in liabilities on the balance sheet and count as Tier 1 capital for regulatory capital purposes. Debt issuance costs of $74 have been capitalized and are being amortized over the term of the securities. Principal officers, directors, and their affiliates at year end 2010 and 2009 owned $700 of the $3,000 subordinated debentures. The proceeds from this offering were utilized to increase the Bank’s capital by $3,000.
In 2005, the Company issued $5,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a pool offering of trust preferred securities. These securities mature on September 15, 2035, however, the maturity may be shortened to a date not earlier than September 15, 2010. The interest rate on the subordinated debentures as of December 31, 2010 was 1.80%. The subordinated debentures bear interest at a floating rate equal to the 3-Month LIBOR plus 1.50%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. They are presented in liabilities on the balance sheet and count as Tier 1 capital for regulatory purposes. There was no debt issuance cost in obtaining the subordinated debentures. The proceeds from the pooled offering were used to increase the Bank’s capital.
In 2007, the Company issued $15,000 of redeemable subordinated debentures through a special purpose entity as part of a pooled offering of trust preferred securities. These subordinated debentures mature in 2037, however, the maturity may be shortened to a date not earlier than December 15, 2012. The interest rate on the subordinated debentures is 7.96% until December 15, 2012, and thereafter the subordinated debentures bear interest at a floating rate equal to the 3-month LIBOR plus 3.0%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. They are presented in liabilities on the balance sheet and $5,366 count as Tier I capital and the remaining $9,634 is considered as Tier II capital for regulatory purposes. There was no debt issuance cost in obtaining the subordinated debentures. The proceeds were used to help fund the acquisition of First National.
The portion of the subordinated debentures qualifying as Tier I capital will not change for existing debentures under the Dodd-Frank Act. The portion of the subordinated debentures qualifying as Tier 1 capital is limited to 25% of total Tier I capital. Subordinated debentures in excess of the Tier I capital limitation generally qualify as Tier II capital.
In January 2011, the Company informally committed to the FRB-Atlanta that, among other items, the Board of Directors would not pay any dividends on common or preferred stock or any interest payments on outstanding subordinated debentures without prior approval. The FRB-Atlanta denied management’s request to make the required payments on the subordinated debentures that are due beginning March 15, 2011. As a result, the Company will begin deferring interest payments on all three subordinated debt issuances beginning March 15, 2011. Under the terms of the three indentures, the Company has the right to defer interest payments on the subordinated debentures for up to 20 consecutive quarters without constituting default. The Company will continue to defer payments until permission is obtained from the FRB-Atlanta to resume payments on the debt. While the Company is deferring interest payments on the subordinated debentures, it is prohibited, under the terms of the indentures governing the debentures, from paying dividends on its common or preferred stock, including the preferred shares it sold to the U.S. Treasury under the CPP.
Liquidity
Our liquidity, primarily represented by cash and cash equivalents, is a result of our operating, investing and financing activities. These activities are summarized below for the three years ended December 31:

	2010	2009	2008

Net loss	$(18,206)	$(9,572)	$(1,290)
Adjustments to reconcile net loss to net cash from operating activities	25,300	9,826	(911)

Net cash from operating activities	7,094	254	(2,201)
Net cash from investing activities	35,046	15,960	(86,451)
Net cash (used in) provided by financing activities	(12,957)	(4,905)	81,178

Net change in cash and cash equivalents	29,183	11,309	(7,474)

Cash and cash equivalents at beginning of period	31,120	19,811	27,285

Cash and cash equivalents at end of period	$60,303	$31,120	$19,811

The adjustments to reconcile net loss to net cash from operating activities in 2010 were a $522 gain on sale of securities, $53,654 of mortgage loans originated for sale and proceeds from the sale of mortgage loans of $54,928 which resulted in a gain of $967, provisions for loan loss of $14,434, goodwill impairment of $5,204 and deferred income tax expense, net of valuation allowance of $1,606. The significant components of operating activities for 2009 were a $1,135 gain on sale of securities, $70,762 of mortgage loans originated for sale and proceeds from the sale of mortgage loans of $71,720 which resulted in a gain of $1,110, provisions for loan loss of $10,921, and deferred income tax expense of $163. The adjustments to reconcile net loss to net cash from operating activities in 2008 primarily consist of mortgage banking activities, gain on sale of securities, deferred income tax benefit and provisions for loan losses.
Significant components of investing activities during 2010 were net loan payoffs of $17,006 and purchases of securities available for sale of $88,281, offset by the proceeds from the maturities and redemptions of securities available for sale of $65,696 and sales of $33,174 of investment securities, net maturity of investment in time deposits in other financial institutions of $2,034. Significant components of investing activities during 2009 were net loan payoffs of $15,937 and purchases of securities available for sale of $81,790, offset by the proceeds from the maturities and redemptions of securities available for sale of $38,006 and sales of $44,509 of investment securities, net investment in time deposits in other financial institutions of $3,993.
Significant financing activities during 2010 included net reduction in total deposits of $11,127 and a net repayment of FHLB advances of $1,000. Significant financing activities during 2009 included net repayment of FHLB advances of $15,000, issuance of preferred stock for $17,702, repayment of federal funds purchased of $9,000, net increase in deposits of $6,878, and repayment of other borrowed funds of $4,835.

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
Off-Balance Sheet Arrangements
At December 31, 2010, we had unfunded loan commitments outstanding of $41,220 and unfunded letters of credit of $4,051. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If we needed to fund these outstanding commitments, we have the ability to liquidate federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, we could sell participations in these or other loans to correspondent banks.
Capital Resources
Our total shareholders’ equity at December 31, 2010, was $22,761 compared to $43,645 at December 31, 2009, and $36,035 at December 31, 2008. The factors that changed shareholders’ equity in 2010 were the net loss of $18,206 and the other comprehensive loss of $1,836.
As of December 31, 2010, and December 31, 2009, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Our consolidated total capital to risk-weighted assets ratios for year end 2010 and 2009 were 10.58% and 12.06%. Our consolidated Tier 1 to risk weighted assets ratios were 6.30% and 9.25% at year end 2010 and 2009, respectively. Also, our Tier 1 to average assets ratios were 4.57% and 7.26% at year end 2010 and 2009 respectively. The subordinated debentures, issued in 2002, 2005 and 2007 increased Tier 1 capital, giving the Bank the opportunity to continue its asset growth. The preferred shares issued in 2009 helped the Company to maintain its capital ratios despite the net operating losses for 2010 and 2009.
During the first quarter of 2010, the Bank was subject to a joint examination by the FDIC and the Tennessee Department of Financial Institutions (“TDFI”). During the third quarter of 2010, the Bank received a final report from the examination and notification of an informal regulatory action in the form of an informal agreement (“agreement”) between the Company, the FDIC, and TDFI. The agreement, which the Bank entered into on October 19, 2010 requires the Bank to achieve by March 31, 2011 and maintain thereafter regulatory capital ratios higher than those required under current regulatory capital guidelines. The required ratios are 8.0% for tier 1 capital to average assets, 10.0% for tier 1 to risk weighted assets, and 12.0% for total capital to risk weighted assets. At December 31, 2010, the Bank’s capital levels has fallen below those minimum levels it committed to maintain. Accordingly, the Bank will need to raise capital and, since the Company does not have sufficient cash available to contribute to the Bank and enable the Bank to meet its capital commitments, the Company will be required to raise additional capital to contribute to the Bank. The Company’s ability to raise this capital could be negatively affected by its recent operation results and it may have to sell its common stock at a discount to current market prices or the book value per share of common stock, which would cause the existing shareholders to suffer dilution. The agreement also restricts the Bank from paying any dividends to the Company if the dividend would cause the Bank’s regulatory capital ratios to fall below the agreement-required ratios. The Bank will also be required to implement additional programs to improve the overall asset quality and reduce exposure to problem assets. The agreement does not subject the Bank to additional limitations on its ability to accept or renew brokered deposits or to pay interest on deposits above proscribed rates.
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
Dividend requirement for the preferred shares in years 2010 through 2013 are $970; 2014, $1,564; 2015 through redemption of the shares $1,683 per year. The increase in 2014 is due to the increase in the dividend rate on the Senior Preferred shares. The Company is able to redeem all or a portion of the Senior Preferred shares at any time following consultation with its primary regulator, but may not redeem the Warrant Preferred shares unless all of the Senior Preferred shares have been redeemed. The required dividends in future periods would be reduced for any redemptions.
Because the Bank incurred losses in 2010 and 2009, the Bank will be unable to pay dividends to the Company, including, if necessary, dividends to support the Company’s payment of interest on its subordinated debentures and dividends on the Senior Preferred or Warrant Preferred Shares without prior approval by the Commissioner of the Tennessee Department of Financial Institutions. In addition, the Bank may be limited in its ability to pay dividends to the Company by the terms of any enforcement action issued by the FDIC or the TDFI with respect to the Bank, including the recent joint examination of the Bank by the TDFI and the FDIC.
As mentioned above, in January 2011, the Company entered into an informal agreement with the FRB-Atlanta that, among other items, the Board of Directors would not pay any dividends on common or preferred stock or any interest payments on outstanding subordinated debentures without prior approval. During the first quarter of 2011, the Company sought such approval from FRB-Atlanta and was approved to make the dividend payment on the Company’s outstanding preferred shares that were issued to the U.S. Treasury that was due on February 15, 2011. FRB-Atlanta denied the Company’s request to make interest payments on outstanding subordinated debentures that were due in March 2011. As a result of FRB-Atlanta’s denial, management anticipates that the Company will be required to defer payments on preferred stock dividends, beginning with the payment that is due in May 2011. The Company will be required to continue deferring payments on both preferred stock and subordinated debentures until such time as management is able to obtain approval from FRB-Atlanta to make the payments.

Return on Equity and Assets
Returns on average consolidated assets and average consolidated equity and the ratio of average equity to average assets and the dividend payout ratio for the periods indicated are as follows:

	2010	2009	2008

Return on average assets	(2.65%)	(1.33%)	(0.20%)
Return on average equity	(41.69%)	(19.96%)	(3.45%)
Average equity to average assets ratio	6.36%	6.68%	5.70%
Dividend payout ratio	n/m	n/m	n/m
ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Sensitivity
Management uses a gap simulation model that takes cash flows into consideration. These include mortgage-backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing our pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest-bearing deposits that is actually repriceable within a year. Our cumulative one year gap position at December 31, 2010, was 8.8% of total assets. Our policy states that our one-year cumulative gap should not exceed 15% of total assets.
At year end 2010, $433,644 of $601,113 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year totaled $360,923, or 70.5% of total loans at December 31, 2010. We had $22,799 of loans maturing or repricing after five years. As of December 31, 2010, we had $317,654 in time deposits maturing or repricing within one year.
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

December 31, 2010	+200 bp	+100bp	-100bp	-200bp

Basis Point Change
Increase (decrease) in net interest income	9.91%	3.35%	(1.24%)	(2.14%)

December 31, 2009	+200 bp	+100bp	-100bp	-200bp

Basis Point Change
Increase (decrease) in net interest income	3.20%	1.70%	(0.14%)	(0.09%)
There are fewer dollars at risk in income in 2010 if rates go down 200 bps, compared to 2009. There are fewer dollars at risk in income in the rate shock simulation when rates rise compared to 2010 and 2009.
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

December 31, 2010	+200 bp	+100bp	-100bp	-200bp

Basis Point Change
Increase (decrease) in equity at risk	0.10%	(1.0%)	1.20%	1.60%

December 31, 2009	+200 bp	+100bp	-100bp	-200bp

Basis Point Change
Increase (decrease) in equity at risk	(5.10%)	(2.00%)	1.70%	(1.40%)
There was less impact on equity at risk in the economic value of equity simulation between 2010 and 2009.
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
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The following consolidated financial statements of the Company, together with the Notes thereto and the Management Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm thereon, are included on pages F-1 to F-48 of this Annual Report on Form 10-K and are incorporated herein by reference:
•	Balance Sheets as of December 31, 2010 and 2009

•	Statements of Operations for the three years ended December 31, 2010

•	Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2010

•	Statements of Cash Flows for the three years ended December 31, 2010

•	Notes to Consolidated Financial Statements.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A.(T) CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company, with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this Report.
Based upon that evaluation and as of the end of the period covered by this Report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness described above under the caption entitled “Management’s Report on Internal Control Over Financial Reporting” in Item 8 of this Report, the Company’s disclosure controls and procedures were not effective to ensure information required to be disclosed in reports the Company files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported timely.
The Company’s Chief Executive Officer and Chief Financial Officer have certified that, based on their knowledge, the Company’s Consolidated Financial Statements included in this Report fairly present in all material respects the Company’s financial condition, results of operations, and cash flows for the periods presented in this report.

Changes in Internal Control Over Financial Reporting
Management’s assessment of the internal control over financial reporting identified a material weakness in the Company’s internal control over financial reporting related to the determination of the allowance for credit losses as of December 31, 2010. The deficiencies contributing to the material weakness related to grading of loans used in the determination of the allowance for credit losses.
Remediation Plan for Material Weakness in Internal Control over Financial Reporting
Subsequent to December 31, 2010, and immediately following management’s identification of the above-referenced weakness, management began taking steps to remediate the material weakness. These ongoing efforts include the following:
•	Development of a strategy for criticized loans concerning monitoring, detailed documentation of status, grading, and impairment analysis. This will include revisions to the current forms used to document criticized loans and enhancing the monitoring process to increase efficiency and effectiveness.

•	Review of the existing Credit Policy by an independent third-party and lender training on the updated Policy.

•	Additional credit personnel will be added.

•	Increased coverage and focus for independent and in-house loan review function.

•	Review of information presented to the Board regarding credit quality to ensure the Board is receiving adequate and accurate information concerning significant problem loans and potentially problematic portfolios.
Management anticipates these remedial actions will strengthen the Company’s internal control over financial reporting and will address the material weakness identified as of December 31, 2010. Because some of these remedial actions will take place quarterly, their successful implementation will continue to be evaluated before management is able to conclude the material weakness has been remediated. The Company cannot provide any assurance these remediation efforts will be successful or the Company’s internal control over financial reporting will be effective as a result of these efforts.
ITEM 9B. OTHER INFORMATION
None.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information required by this Item 10 will appear in, and is hereby incorporated by reference to, the information under the headings “Proposal 1: Election of Directors-Directors Standing For Election and-Directors Continuing in Office,” “Executive Officers,” “Corporate Governance-Meetings and Committees of the Board of Directors-Audit Committee,” and “Security Ownership of Certain Beneficial Owners and Management-Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2011 annual meeting of shareholders.
The Company has adopted a code of conduct for its senior executive and financial officers (the “Code of Conduct”), a copy of which is available under the “Disclosures” section on the Company’s website at www.cfbk.com. The Company will make any legally required disclosures regarding amendments to or waivers of, provisions of its Code of Conduct on its website at www.cfbk.com.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 will appear in, and is hereby incorporated by reference to, the information under the headings “Executive and Director Compensation” and “Corporate Governance-Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2011 annual meeting of shareholders.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Certain of the information required by this Item 12 will appear in, and is hereby incorporated by referenced from, the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2011 annual meeting of shareholders.
Equity Compensation Plan Information
The following table set forth certain information as of December 31, 2010 regarding compensation plans under which our equity securities are available for issuance.

Number of securities
remaining available for
	Number of securities to be	Weighted average	future issuance under
	issued upon exercise of	exercise price of	equity compensation plans
	outstanding options, warrant and	outstanding options,	(excluding securities
	rights	warrants and rights	reflected in (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	213,930	$21.51	253,179
Equity compensation plans not approved by security holders	—	—	—

	213,930	$21.51	253,179

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this Item 13 will appear in, and is hereby incorporated by reference to, the information under the headings “Corporate Governance-Certain Relationships and Related Transactions and -Director Nomination Procedure and Director Independence” in our definitive proxy statement for the 2011 annual meeting of shareholders.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by this Item 14 will appear in, and is hereby incorporated by reference to, the information under the heading “Proposal 3-Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2011 annual meeting of shareholders.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements. See Item 8.
(a)(2)	Financial Statement Schedule. Not applicable.
(a)(3)	Exhibits. See Exhibit Index following the signature pages.

SIGNATURES
     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FIRST, INC.
Date: April 15, 2011	By:	/s/ Marc R. Lively
Marc R. Lively
President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Eslick E. Daniel Eslick E. Daniel	Chairman of the Board	April 15, 2011

/s/ Marc R. Lively Marc R. Lively	President and Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2011

/s/ Dianne Scroggins Dianne Scroggins	Chief Financial Officer (Principal Financial and Accounting Officer)	April 15, 2011

/s/ Fred C. White Fred C. White	Director	April 15, 2011

/s/ W. Roger Witherow W. Roger Witherow	Director	April 15, 2011

/s/ Bernard Childress Bernard Childress	Director	April 15, 2011

Signature	Title	Date

/s/ Stephen F. Walker Stephen F. Walker	Director	April 15, 2011

/s/ Randy A. Maxwell Randy A. Maxwell	Director	April 15, 2011

/s/ H. Allen Pressnell, Jr. H. Allen Pressnell, Jr.	Director	April 15, 2011

/s/ Dinah C. Vire Dinah C. Vire	Director	April 15, 2011

/s/ Vasant (Vince) G. Hari Vasant (Vince) G. Hari	Director	April 15, 2011

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
The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.
As a result of management’s evaluation of the Company’s internal control over financial reporting, management determined that there is a reasonable possibility that the Company’s internal control over financial reporting could fail to prevent or detect a material misstatement on a timely basis as of December 31, 2010. This identified material weakness in the Company’s internal control over financial reporting related to the determination of the allowance for credit losses and was related to ineffective controls to timely recognize the impact of changes in credit quality on the grading of loans in the determination of the allowance for credit losses. As a result of this material weakness, management has concluded the Company’s internal control over financial reporting was not effective as of December 31, 2010.
This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting because that requirement under Section 404 of the Sarbanes Oxley Act of 2002 was permanently removed for non-accelerated filers pursuant to the provisions of Section 989(G) set forth in the Dodd-Frank Act.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Community First, Inc.
We have audited the accompanying consolidated balance sheets of Community First, Inc. (the “Company”) as of December 31, 2010 and 2009 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community First, Inc. at December 31, 2010 and 2009 and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

Crowe Horwath LLP
Brentwood, Tennessee
April 15, 2011

COMMUNITY FIRST, INC.
CONSOLIDATED BALANCE SHEETS
December 31
(Dollar amounts in thousands, except per share data)

	2010	2009
ASSETS
Cash and due from financial institutions	$59,919	$14,530
Federal funds sold	384	16,590

Cash and cash equivalents	60,303	31,120
Time deposits in other financial institutions	1,959	3,993
Securities available for sale	63,482	75,972
Loans held for sale, at fair value	4,282	5,172
Loans	506,974	540,753
Allowance for loan losses	(18,167)	(13,347)

Net loans	488,807	527,406

Restricted equity securities	1,727	1,727
Premises and equipment	15,037	16,798
Goodwill	—	5,204
Core deposit and customer relationship intangibles	1,790	2,065
Accrued interest receivable	2,528	2,587
Bank owned life insurance	8,743	8,430
Other real estate owned, net	11,791	11,262
Other assets	6,931	9,455

Total assets	$667,380	$701,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$49,333	$44,415
Interest-bearing	545,736	561,781

Total deposits	595,069	606,196

Federal Home Loan Bank advances	16,000	17,000
Subordinated debentures	23,000	23,000
Accrued interest payable	1,667	2,511
Repurchase agreement	7,000	7,000
Other liabilities	1,883	1,839

Total liabilities	644,619	657,546

Commitments and contingent liabilities (Note 19)
See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
CONSOLIDATED BALANCE SHEETS
December 31
(Dollar amounts in thousands, except per share data)

	2010	2009
Shareholders’ equity
Senior preferred shares, no par value; 5% cumulative; liquidation value $17,806. Authorized 2,500,000 shares; 17,806 shares issued 2010 and 2009.	17,806	17,806
Warrant preferred shares, no par value; 9% cumulative; liquidation value $890. 890 shares issued 2010 and 2009.	890	890

Net discount on preferred stock	(594)	(759)

Total preferred shares	18,102	17,937
Common stock, no par value; 10,000,000 shares authorized; 3,272,412 shares issued in 2010; 3,269,924 shares issued in 2009	28,500	28,199
Accumulated deficit	(22,005)	(2,664)
Accumulated other comprehensive income (loss)	(1,836)	173

Total shareholders’ equity	22,761	43,645

Total liabilities and shareholders’ equity	$667,380	$701,191

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

	2010	2009	2008
Interest income
Loans, including fees	$30,063	$31,376	$34,713
Taxable securities	2,161	3,272	2,891
Tax exempt securities	414	314	326
Federal funds sold and other	287	296	321

Total interest income	32,925	35,258	38,251

Interest expense
Deposits	9,834	15,083	18,222
Federal Home Loan Bank advances and federal funds purchased	456	699	886
Subordinated debentures and other	1,631	1,742	1,868

Total interest expense	11,921	17,524	20,976

Net interest income	21,004	17,734	17,275
Provision for loan losses	14,434	10,921	5,528

Net interest income after provision for loan losses	6,570	6,813	11,747

Noninterest income
Service charges on deposit accounts	1,844	2,027	2,130
Mortgage banking activities	967	1,110	1,025
Net gains on sale of securities	522	1,135	258
Investment services income	588	274	456
Earnings on bank owned life insurance policies	313	345	237
ATM income	114	122	135
Other customer fees	61	83	84
Other service charges, commissions, and fees	254	220	178

Total noninterest income	4,663	5,316	4,503
See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

	2010	2009	2008

Noninterest expenses
Salaries and employee benefits	$9,514	$9,274	$9,049
Goodwill impairment	5,204	—	—
Other real estate expense	3,258	1,816	260
Occupancy expense	1,500	1,513	1,459
Regulatory and compliance expenses	1,491	1,728	445
Securities impairment loss	—	1,338	—
Data processing	931	956	954
Furniture and equipment expense	916	1,039	1,013
Operational expenses	788	881	902
Advertising and public relations	644	660	812
Audit, accounting and legal	630	537	481
ATM expense	541	523	463
Loan expense	469	232	133
Postage and freight	351	331	365
Amortization of intangible asset	275	318	429
Other employee expenses	254	245	306
Director expense	213	221	210
Miscellaneous chargeoffs	31	194	209
Other insurance expense	186	169	201
Miscellaneous taxes and fees	104	137	231
Correspondent bank charges	44	112	122
Other	464	855	979

Total noninterest expenses	27,808	23,079	19,023

Loss before income taxes	(16,575)	(10,950)	(2,773)
Income tax (benefit) expense	1,631	(1,378)	(1,483)

Net Loss	(18,206)	(9,572)	(1,290)
Preferred stock dividends	(970)	(816)	—
Accretion of preferred stock discount	(165)	(131)	—

Net loss available to common shareholders	$(19,341)	$(10,519)	$(1,290)

Loss per share
Basic	$(5.91)	$(3.23)	$(0.40)
Diluted	(5.91)	(3.23)	(0.40)
See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31
(Dollar amounts in thousands, except per share data)

				Retained	Accumulated
				Earnings	Other	Total
	Common	Preferred	Common	(Accumulated	Comprehensive	Shareholders’
	Shares	Stock	Stock	Deficit)	Income (Loss)	Equity
Balance at December 31, 2007	3,168,960	—	26,695	10,414	64	37,173

Exercise of stock options	22,600	—	152	—	—	152
Stock based compensation expense
Restricted stock grants	939	—	30	—	—	30
Stock options	—	—	196	—	—	196
Issuance of shares of common stock through dividend reinvestment	2,198	—	66	(66)	—	—
Retirement of shares of common stock	(4,133)	—	(124)	—	—	(124)
Sale of shares of common stock	2,199	—	64	—	—	64
Stock dividends declared ($0.15 per common share)	15,558	—	467	(467)	—	—
Cash dividend ($0.10 per common share)	—	—	—	(254)	—	(254)
Comprehensive income (loss)
Net loss	—	—	—	(1,290)	—	(1,290)
Other comprehensive income
Reclassification adjustment for realized gains included in net income, net of tax effects of$99	—	—	—	—	(159)	(159)
Change in unrealized gain on securities available for sale, net of tax effects of $162	—	—	—	—	247	247

Total comprehensive loss				—		(1,202)

Balance at December 31, 2008	3,208,321	$—	$27,546	$8,337	$152	$36,035

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31
(Dollar amounts in thousands, except per share data)

				Retained	Accumulated
				Earnings	Other	Total
	Common	Preferred	Common	(Accumulated	Comprehensive	Shareholders’
	Shares	Stock	Stock	Deficit)	Income (Loss)	Equity

Balance at December 31, 2008	3,208,321	$—	$27,546	$8,337	$152	$36,035

Exercise of stock options	41,145	—	14	—	—	14
Sale of shares of common stock	1,402	—	24	—	—	24
Stock based compensation expense
Restricted stock grants	999	—	30	—	—	30
Stock options	—	—	200	—	—	200
Issuance of shares of common stock through dividend reinvestment	2,335	—	47	(47)	—	—
Stock dividends declared ($0.10 per common share)	15,722	—	314	(314)	—	—
Cash dividend ($0.05 per share)	—	—	—	(121)	—	(121)
Preferred stock dividends	—	—	—	(816)	—	(816)
Recognized tax benefit of stock option activity	—	—	128	—	—	128
Issuance of preferred stock, net of issuance costs	—	17,806	(104)	—	—	17,702
Accretion of discount on preferred stock	—	131	—	(131)	—	—
Comprehensive income (loss)
Net loss	—	—	—	(9,572)	—	(9,572)
Other comprehensive income
Reclassification adjustment for realized gains included in net income, net of tax effects of $435	—	—	—	—	(700)	(700)
Reclassification adjustment for other-than-temporary impairment losses included in net loss, net of income taxes of $48	—	—	—	—	627	627
Change in unrealized gain on securities available for sale, net of tax effect of $379	—	—	—	—	94	94

Total comprehensive loss						(9,551)

Balance at December 31, 2009	3,269,924	$17,937	$28,199	$(2,664)	$173	$43,645

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
Years Ended December 31
(Dollar amounts in thousands, except per share data)

				Retained	Accumulated
				Earnings	Other	Total
	Common	Preferred	Common	(Accumulated	Comprehensive	Shareholders’
	Shares	Stock	Stock	Deficit)	Income (Loss)	Equity

Balance at December 31, 2009	3,269,924	$17,937	$28,199	$(2,664)	$173	$43,645

Sale of shares of common stock	1,422	—	14	—	—	14
Stock based compensation expense
Restricted stock grants	998	—	(2)	—	—	(2)
Stock options	—	—	162	—	—	162
Issuance of shares of common stock through dividend reinvestment	68	—	1	—	—	1
Preferred stock dividends	—	—	—	(970)	—	(970)
Recognized tax benefit of stock option activity	—		126	—	—	126
Accretion of discount on preferred stock	—	165	—	(165)	—	—
Comprehensive loss
Net loss	—	—	—	(18,206)	—	(18,206)
Other comprehensive loss
Reclassification adjustment for realized gains included in net income, net of $0 tax effect	—	—	—	—	(522)	(522)
Change in unrealized gain on securities available for sale, net of tax effect of $761	—	—	—	—	(1,487)	(1,487)

Total comprehensive loss						(20,215)

Balance at December 31, 2010	3,272,412	$18,102	$28,500	$(22,005)	$(1,836)	$22,761

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

	2010	2009	2008
Cash flows from operating activities
Net loss	$(18,206)	$(9,572)	$(1,290)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of premises and equipment	1,221	1,306	1,256
Amortization on securities, net	413	271	9
Amortization of core deposit and customer relationship intangibles	275	318	429
Provision for loan losses	14,434	10,921	5,528
Deferred income tax expense (benefits), net of valuation allowance	1,631	163	(1,590)
Mortgage loans originated for sale	(53,654)	(70,762)	(68,024)
Proceeds from sale of mortgage loans	54,928	71,720	63,354
Gain on sale of loans	(967)	(1,110)	(1,025)
Gain on sale of securities	(522)	(1,135)	(258)
Other real estate writedowns and losses on sale	2,429	1,386	134
Federal Home Loan Bank stock dividends	—	—	(46)
Holding losses (recoveries) on loans held for sale	(22)	11	93
Decrease in accrued interest receivable	59	45	750
Decrease in accrued interest payable	(844)	(654)	(875)
Securities impairment loss	—	1,338	—
Stock based compensation	160	230	226
Earnings on bank owned life insurance policies	(313)	(345)	(237)
Tax benefit on exercise of stock options	(126)	(128)	—
Goodwill impairment losses	5,204	—	—
Other, net	994	(3,749)	(635)

Net cash from operating activities	7,094	254	(2,201)

Cash flows from investing activities
Available for sale securities:
Sale of securities :
Mortgage-backed securities	33,174	40,036	20,202
Other	—	4,473	1,992
Purchases:
Mortgage-backed securities	(14,470)	(58,751)	(25,893)
Other	(73,811)	(23,039)	(8,741)
Maturities, prepayments, and calls:
Mortgage-backed securities	8,196	15,099	6,461
Other	57,500	22,907	10,816
Purchase of restricted equity securities	—	(278)	(655)
Redemption of restricted equity securities	—	—	30
Net (increase) decrease in loans	17,006	15,937	(86,407)
Proceeds from sale of other real estate owned	5,611	3,904	1,997
Additions to premises and equipment, net	(251)	(335)	(2,253)
Proceeds from sale of premises and equipment	57	—	—
Net change in time deposits in other financial institutions	2,034	(3,993)	—
Purchase of bank owned life insurance policies	—	—	(4,000)

Net cash from investing activities	35,046	15,960	(86,451)
See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31
(Dollar amounts in thousands, except per share data)

	2010	2009	2008
Cash flows from financing activities
Increase (decrease) in deposits	(11,127)	6,878	40,015
Proceeds from Federal Home Loan Bank advances	5,000	3,000	29,000
Repayment of Federal Home Loan Bank advances	(6,000)	(18,000)	(8,000)
Proceeds from other borrowed money	—	—	4,325
Repayments of other borrowed money	—	(4,835)	—
Proceeds from (repayment of) federal funds purchased	—	(9,000)	9,000
Proceeds from repurchase agreements	—	—	7,000
Proceeds from issuance of common stock	15	24	64
Proceeds from stock option exercises	—	14	152
Repurchase of common stock	—	—	(124)
Proceeds from issuance of preferred stock, net of issuance costs	—	17,702	—
Tax benefit on exercise of stock options	126	128	—
Cash paid for preferred stock dividends	(971)	(695)	—
Cash paid for common stock dividends	—	(121)	(254)

Net cash from financing activities	(12,957)	(4,905)	81,178

Net change in cash and cash equivalents	29,183	11,309	(7,474)

Cash and cash equivalents at beginning of period	31,120	19,811	27,285

Cash and cash equivalents at end of period	$60,303	$31,120	$19,811

Supplemental disclosures of cash flow information:
Cash paid during year for:
Interest	$12,765-	$18,178	$21,851
Income taxes	175	26	830
Supplemental noncash disclosures
Transfer from loans to other real estate owned	7,810	8,016	9,474
Transfer from loans held for sale to portfolio loans	651	1,159	5,298
Issuance of common stock through dividend reinvestment	—	47	66
Dividends declared not paid	120	121	—
See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
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
Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, carrying values of other real estate owned, and fair values of financial instruments are particularly subject to change.
Cash Flows: Cash and cash equivalents include cash, demand deposits with other financial institutions, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, time deposits in other financial institutions, and federal funds purchased and repurchase agreements.
Interest-Earning Time Deposits in Other Financial Institutions: Interest-earning time deposits in other financial institutions mature within one year and are carried at cost.
Securities: Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
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
Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) other-than-temporary impairment (OTTI) related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.
Loans Held for Sale: Loans held for sale include mortgage loans originated and intended for sale in the secondary market and are carried at fair value. Fair value adjustments, as well as realized gains and loss are recorded in current earnings. Fair value is determined by outstanding commitments, from third party investors and adjusted for certain direct loan origination costs. In the normal course of business, at the time of funding the loan held for sale by the Company, there is a commitment from a third party investor to purchase the loan held for sale.
All loans are sold servicing released and the service release premium, as well as loan origination fees and discounts on loans sold are recorded in earnings.
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
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
The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.
A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement. Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Commercial and commercial real estate loans over $25 are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.
The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 3 years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following loan portfolio segments have been identified with a discussion of the risk characteristics of these portfolio segments:
Real Estate Construction loans include loans made for both residential and commercial construction and land development. Residential real estate construction loans are loans secured by real estate to build 1-4 family dwellings. These are loans made to borrowers obtaining loans in their personal name for the personal construction of their own dwellings, or loans to builders for the purpose of constructing homes for resale. These loans to builders can be for speculative homes for which there is no specific homeowner for which the home is being built, as well as loans to builders that have a pre-sale contract to another individual. Commercial construction loans are loans extended to borrowers secured by and to build commercial structures such as churches, retail strip centers, industrial warehouses or office buildings. Land development loans are granted to commercial borrowers to finance the improvement of real estate by adding infrastructure so that ensuing construction can take place. Construction and land development loans are generally short term in maturity to match the expected completion of a particular project. These loan types are generally more vulnerable to changes in economic conditions in that they project there will be a demand for the product. They require monitoring to ensure the project is progressing in a timely manner within the expected budgeted amount. This monitoring is accomplished via periodic physical inspections by an outside third party.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
1-4 Family Residential loans are both open end and closed end loans secured by first or junior liens on 1-4 family improved residential dwellings. Open end loans are Home Equity Lines of Credit that allow the borrower to use equity in the real estate to borrow and repay as the need arises. First and junior lien residential real estate loans are closed end loans with a specific maturity that generally does not exceed 7 years. Economic conditions can affect the borrower’s ability to repay the loans and the value of the real estate securing the loans can change over the life of the loan.
Commercial Real Estate loans are secured by farmland or by improved commercial property. Farmland includes all land known to be used or usable for agricultural purposes, such as crop and livestock production, grazing, or pasture land. Improved commercial property can be owner occupied or non-owner occupied secured by churches, retail strip centers, hotels, industrial warehouses or office buildings. The repayment of these loans tends to depend upon the operation and management of a business or lease income from a business, and therefore adverse economic conditions can affect the ability to repay.
Other Real Estate Secured Loans include those loans secured by 5 or more multi-family dwelling units. These loans are typically exemplified by apartment buildings or complexes. The ability to manage and rent units affects the income that usually provides repayment for this type of loan.
Commercial, Financial, and Agricultural loans are loans extended for the operation of a business or a farm. They are not secured by real estate. Commercial loans are used to provide working capital, acquire inventory, finance the carrying of receivables, purchase equipment or vehicles, or purchase other capital assets. Agricultural loans are typically for purposes such as planting crops, acquiring livestock, or purchasing farm equipment. The repayment of these loans comes from the cash flow of a business or farm and is generated by sales of inventory or providing of services. The collateral tends to depreciate over time and is difficult to monitor. Frequent statements are required from the borrower pertaining to inventory levels or receivables aging.
Consumer Loans are loans extended to individuals for purposes such as to purchase a vehicle or other consumer goods. These loans are not secured by real estate but are frequently collateralized by the consumer items being acquired with the loan proceeds. This type of collateral tends to depreciate and therefore the term of the loan is tailored to fit the expected value of the collateral as it depreciates, along with specific underwriting policies and guidelines.
Tax exempt loans are loans that are extended to entities such as municipalities. These loans tend to be dependent on the ability of the borrowing entity to continue to collect taxes to repay the indebtedness.
Other Loans are those loans which are not elsewhere classified in these categories and are not secured by real estate.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are reported as other real estate owned and initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.
Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 7 years.
Restricted Equity Securities: These securities consist of Federal Home Loan Bank (“FHLB”) stock. The Bank is a member of the FHLB system. Members of the FHLB are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. These securities are carried at cost, classified as restricted equity securities, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.
Bank Owned Life Insurance: The Bank has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.
Goodwill and Other Intangible Assets: Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. As a result of the impairment analysis performed for year ended December, 31, 2010, the Company’s recorded goodwill was determined to be fully impaired and is discussed further in Note 5. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill was the only intangible asset with an indefinite life on our balance sheet. Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from the Company’s acquisition of the First National Bank of Centerville, in Centerville, Tennessee (“First National”). These assets are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which was determined to be 15 years.
Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on the anticipated gain from the sale of the underlying loan. Changes in the fair values of these derivatives are included in noninterest income as mortgage banking activities.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
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
Comprehensive Income (loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity.
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
Dividend Restriction: The Company’s primary source of funds to pay dividends to shareholders is the dividends it receives from the Bank. Applicable state laws and the regulations of the Federal Reserve Bank and the Federal Deposit Insurance Corporation regulate the payment of dividends. Under the state regulations, the amount of dividends that may be paid by the Bank to the Company without prior approval of the Commissioner of the Tennessee Department of Financial Institutions is limited in any one year to an amount equal to the net income in the calendar year of declaration plus retained net income for the preceding two years; however, future dividends will be dependent on the level of earnings, capital and liquidity requirements and considerations of the Bank and Company. Currently, the Bank is prohibited from declaring dividends without prior approval from its regulators, and is discussed further in Note 20.
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
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
Adoption of New Accounting Standards:
In July, 2010, the FASB issued ASU No. 2010-20, “Receivables (Topic 310) — Disclosures about the Credit Quality of Financing receivables and the Allowance for Credit Losses.” The ASU expands the disclosures about the credit quality of financing receivables and the related allowance for credit losses. The ASU also requires disaggregation of existing disclosures by portfolio segment. The amendments that require disclosures as of the end of a reporting period are effective for periods ending on or after December 15, 2010. The amendments that require disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010. The adoption of this guidance expanded the Company’s disclosures surrounding credit quality of financing receivables and the related allowance for credit losses.
NOTE 2 — SECURITIES AVAILABLE FOR SALE
The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at December 31, 2010 and 2009 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

2010
U.S. government sponsored entities	$6,016	$—	$(79)	$5,937
Mortgage-backed — residential	31,428	720	(173)	31,975
State and municipals	18,831	148	(428)	18,551
Corporate	8,949	—	(1,930)	7,019

Total	$65,224	$868	$(2,610)	$63,482

2009
U.S. government sponsored entities	$1,007	$1	$—	$1,008
Mortgage-backed — residential	58,087	763	(80)	58,770
State and municipals	7,652	140	(12)	7,780
Corporate	8,958	—	(544)	8,414

Total	$75,704	$904	$(636)	$75,972

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 2 — SECURITIES AVAILABLE FOR SALE (Continued)
The proceeds from sales of securities and the associated gains and losses are listed below:

	2010	2009	2008
Proceeds	$33,174	$44,509	$22,194
Gross gains	522	1,140	258
Gross losses	—	(5)	—
Tax provision related to the net realized gains for 2010, 2009 and 2008 was $0, $422, and $99, respectively.
The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	December 31, 2010
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one through five years	2,088	2,009
Due after five through ten years	14,182	14,114
Due after ten years	17,526	15,384
Mortgage-backed — residential	31,428	31,975

Total	$65,224	$63,482

	December 31, 2009
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one through five years	6,006	5,733
Due after five through ten years	4,191	4,163
Due after ten years	7,420	7,306
Mortgage-backed — residential	58,087	58,770

Total	$75,704	$75,972

Securities pledged at year-end 2010 and 2009 had a carrying amount of $43,279 and $43,768 and were pledged to secure public deposits and repurchase agreements.
At year end 2010 and 2009, the Company held trust preferred securities with a face value of $5,000 and fair value of $3,176 issued by Tennessee Commerce Statutory Trust. Other than this investment, the Company did not hold securities of any one issuer, other than the U.S. Government sponsored entities, with a face amount greater than 10% of shareholders’ equity as of December 31, 2010 or 2009.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 2 — SECURITIES AVAILABLE FOR SALE (Continued)
The following table summarizes the investment securities with unrealized losses at December 31, 2010 and 2009 by aggregated by major security type and length of time in a continuous unrealized loss position:

2010	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government sponsored entities	$5,937	$(79)	$—	$—	$5,937	$(79)
Mortgage-backed — residential	10,301	(173)	—	—	10,301	(173)
State and municipals	9,299	(419)	669	(9)	9,968	(428)
Corporate	2,936	(12)	4,083	(1,918)	7,019	(1,930)

Total temporarily impaired	$28,473	$(683)	$4,752	$(1,927)	$33,225	$(2,610)

2009	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

Mortgage-backed — residential	$6,465	$(80)	$—	$—	$6,465	$(80)
State and municipals	1,925	(12)	—	—	1,925	(12)
Corporate	—	—	8,414	(544)	8,414	(544)

Total temporarily impaired	$8,390	$(92)	$8,414	$(544)	$16,804	$(636)

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
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 2 — SECURITIES AVAILABLE FOR SALE (Continued)
As of December 31, 2010, the Company’s security portfolio consisted of 89 securities, 36 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s state and municipal and corporate securities, as discussed below:
Mortgage-backed Securities
At December 31, 2010, 100% of the mortgage-backed securities held by the Company were issued by U.S. government sponsored entities and agencies, primarily Ginnie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2010.
Corporate Securities
The Company’s unrealized losses on corporate securities relate primarily to its investment in single issue trust preferred securities. The issuers are bank holding companies with subsidiary banks that are well capitalized as of December 31, 2010. The Company has considered the capital position and liquidity of the issuers, as well as the existence and severity of any regulatory agreements. The issuers are not in default, have not elected to defer contractual interest obligations, and appear to have the ability to continue to service the contractual obligations. The decline in fair value is primarily attributable to illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Due to the illiquidity in the market, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time. Management’s analysis concluded that the securities have not had an adverse change in expected cash flows and that the Company does not intend to sell the securities, and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery, therefore the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2010.
U.S. Government Sponsored Entities and State and Municipals
Unrealized losses on U.S. Government Sponsored Entities and State and Municipal bonds have not been recognized into income because the issuer(s) bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bond(s) approach maturity.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 3 — LOANS
Loans outstanding by category at December 31, 2010 and 2009, were as follows:

	2010	2009
Real estate construction:
Residential construction	$37,689	$52,017
Other construction	52,220	68,323
1-4 Family residential:
Revolving, open ended	40,608	42,403
First liens	118,493	115,025
Junior liens	7,775	10,601
Commercial real estate:
Farmland	8,986	10,113
Owner occupied	69,901	66,538
Non-owner occupied	96,629	96,189
Other real estate secured loans	7,206	4,382
Commercial, financial and agricultural:
Agricultural	1,279	1,427
Commercial and industrial	47,174	53,201
Consumer	9,723	11,045
Tax exempt	118	239
Other	9,173	9,250

	$506,974	$540,753

Residential mortgage loans intended to be sold to secondary market investors that were not subsequently sold totaled $651 in 2010 and $1,159 in 2009. As a result, the Bank transferred these loans at fair value to the Bank’s regular loan portfolio. The fair value adjustment resulted in a loss of $0 and $11 in 2010 and 2009, respectively. The principal balance and carrying value of loans reclassified from held for sale to portfolio loans was $5,404 and $5,326 at December 31, 2010.
Changes in the allowance for loan losses were as follows:

	2010	2009	2008
Balance at beginning of year	$13,347	$8,981	$6,086
Provision for loan losses	14,434	10,921	5,528
Loans charged off	(9,754)	(6,757)	(2,753)
Recoveries	140	202	120

Balance at end of year	$18,167	$13,347	$8,981

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 3 — LOANS (Continued)
The following table presents the balance in the allowance for loan losses and the outstanding loan balance by portfolio segment and based on impairment method as of December 31, 2010. The balances for “recorded investment” in the following tables related to credit quality do not include approximately $2,035 in accrued interest receivable. Accrued interest receivable is a component of the Company’s recorded investment in loans.

				Other
				Real
				Estate	Commercial,
	Real Estate	1-4 Family	Commercial	Secured	Financial and		Tax	Other
	Construction	Residential	Real Estate	Loans	Agricultural	Consumer	Exempt	Loans	Unallocated	Total
Allowance for Loan Losses:
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$4,796	$1,579	$690	$—	$233	$10	$—	$—	$—	$7,308
Collectively evaluated for Impairment	1,726	3,934	1,683	22	1,303	93	—	1,472	626	10,859

Total ending allowance balance	$6,522	$5,513	$2,373	$22	$1,536	$103	$—	$1,472	$626	$18,167

Loans:
Individually evaluated for impairment	$30,552	$15,881	$4,798	$—	$818	$10	$—	$—		$52,059
Collectively evaluated for impairment	59,357	150,995	170,718	7,206	47,635	9,713	118	9,173		454,915

Total loans balance	$89,909	$166,876	$175,516	$7,206	$48,453	$9,723	$118	$9,173		$506,974

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 3 — LOANS (Continued)
Individually impaired loans were as follows:

	2010	2009	2008
Year-end loans with no allocated allowance for loan losses after partial chargeoffs of $6,349 in 2010, $1,423 in 2009 and $0 for 2008.	$9,626	$5,466	$51
Year-end loans with allocated allowance for loan losses	42,433	27,316	4,150

Total	$52,059	$32,782	$4,201

Amount of the allowance for loan losses allocated	$7,308	$7,317	$1,503

	2010	2009	2008
Average of impaired loans during the year	$37,519	$20,195	$3,884
Interest income recognized during impairment	1,117	668	314
Cash-basis interest income recognized	1,125	548	211

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 3 — LOANS (Continued)
Loans individually evaluated for impairment by class of loans:

			Allowance for
	Unpaid Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
With no related allowance recorded:
Real estate construction:
Residential construction	$5,896	$3,822	$—
Other construction	4,722	2,505	—
1-4 Family residential:
Revolving, open ended	289	92	—
First Liens	2,233	1,693	—
Commercial real estate:
Farmland	—	—	—
Owner occupied	473	473	—
Non-owner occupied	496	496	—
Other real estate secured loans	—	—	—
Commercial, financial and agricultural:
Commercial and industrial	1,904	546	—
With an allowance recorded:
Real estate construction:
Residential construction	11,107	11,107	3,057
Other construction	13,117	13,117	1,739
1-4 Family residential:
Revolving, open ended	1,957	1,957	162
First Liens	11,651	11,651	1,326
Junior Liens	649	489	91
Commercial real estate:
Farmland	485	485	37
Owner occupied	1,165	1,165	259
Non-owner occupied	2,179	2,179	394
Commercial, financial and agricultural:
Commercial and industrial	272	272	233
Consumer	10	10	10

Total	$58,605	$52,059	$7,308

Nonperforming loans were as follows:

	2010	2009	2008
Loans past due over 90 days still on accrual	$—	$—	$7
Nonaccrual loans	36,675	25,510	3,357
Troubled debt restructurings still accruing	16,558	3,634	—
Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.
The Company has allocated $3,261 of specific allocations to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010. The Company lost $198 of interest income in 2010 on troubled debt restructurings that would have been recorded in income if the specific loans had not been restructured.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 3 — LOANS (Continued)
The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2010:

		Loans past due
		over 90 Days Still
	Nonaccrual	Accruing
Real estate construction:
Residential construction	$11,258	$—
Other construction	12,598	—
1-4 Family residential:
Revolving, open ended	62	—
First Liens	2,060	—
Junior Liens	469	—
Commercial real estate:
Farmland	1,357	—
Owner occupied	7,453	—
Non-owner occupied	505	—
Other real estate loans	—	—
Commercial, financial and agricultural:
Agricultural	—	—
Commercial and industrial	869	—
Consumer	44	—
Tax exempt	—	—
Other loans	—	—

Total	$36,675	$—

The following table presents the aging of the recorded investment in past due loans, including nonaccrual loans as of December 31, 2010 by class of loans:

	30 - 59	60-89	Greater than
	Days Past	Days Past	90 Days Past	Total Past	Loans Not
	Due	Due	Due	Due	Past Due	Total
Real estate construction:
Residential construction	$1,721	$—	$4,924	$6,645	$31,044	$37,689
Other construction	638	191	6,395	7,224	44,996	52,220
1-4 Family residential:
Revolving, open ended	693	222	62	977	39,631	40,608
First Liens	1,647	1,843	2,060	5,550	112,943	118,493
Junior Liens	144	328	469	941	6,834	7,775
Commercial real estate:
Farmland	104	—	1,356	1,460	7,526	8,986
Owner occupied	844	65	7,914	8,823	61,078	69,901
Non-owner occupied	—	—	535	535	96,094	96,629
Other real estate secured loans	—	—	—	—	7,206	7,206
Commercial, financial and agricultural:
Agricultural	6	—	—	6	1,273	1,279
Commercial and industrial	509	47	1,019	1,575	45,599	47,174
Consumer	155	87	44	286	9,437	9,723
Tax exempt	—	—	—	—	118	118
Other loans	—	—	—	—	9,173	9,173

Total	$6,461	$2,783	$24,778	$34,022	$472,952	$506,974

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 3 — LOANS (Continued)
Credit Quality Indicators:
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. The Company assigns an initial credit risk rating on every loan. All loan relationships with aggregate debt greater than $250 are reviewed at least annually. Smaller balance loans are reviewed and evaluated based on changes in loan performance, such as becoming past due or upon notifying the Bank of a change in the borrower’s financial status. This analysis is performed on a monthly basis. The Company uses the following definitions for risk ratings:
     Watch. Loans characterized by borrowers who have marginal cash flow, marginal profitability, or have experienced operating losses and declining financial condition. The borrower has satisfactorily handled debts with the Bank in the past, but in recent months has either been late, delinquent in making payments, or made sporadic payments. While the Bank continues to be adequately secured, the borrower’s margins have decreased or are decreasing, despite the borrower’s continued satisfactory condition. Other characteristics of borrowers in this class include inadequate credit information, weakness of financial statement and repayment capacity, but with collateral that appears to limit the Bank’s exposure. This classification includes loans to establish borrowers that are reasonably margined by collateral, but where potential for improvement in financial capacity is limited.
     Special Mention. Loans with potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deteriorating prospects for the repayment source or in the Bank’s credit position in the future.
     Substandard. Loans inadequately protected by the payment capacity of the borrower or the pledged collateral.
     Doubtful. Loans with the same characteristics as substandard loans with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently existing facts, conditions, and values. These are poor quality loans in which neither the collateral nor the financial condition of the borrower presently ensure collectability in full in a reasonable period of time or evidence of permanent impairment in the collateral securing the loan.
Impaired loans are evaluated separately from other loans in the Bank’s portfolio. Credit quality information related to impaired loans was presented above and is excluded from the tables below.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 3 — LOANS (Continued)
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

			Special
	Pass	Watch	Mention	Substandard	Doubtful
Real estate construction:
Residential construction	$15,622	$5,430	$—	$1,708	$—
Other construction	31,327	4,158	—	1,112	—
1-4 Family residential:
Revolving, open ended	36,878	246	50	1,386	—
First Liens	86,178	11,512	1,766	5,694	—
Junior Liens	6,261	575	—	449	—
Commercial real estate:
Farmland	6,514	1,987	—	—	—
Owner occupied	57,556	1,426	969	8,311	—
Non-owner occupied	80,715	55	653	12,532	—
Other real estate loans	7,206	—	—	—	—
Commercial, financial and agricultural:
Agricultural	1,229	—	—	50	—
Commercial and industrial	43,302	2,488	64	502	—
Consumer	9,294	87	12	320	—
Tax exempt	118	—	—	—	—
Other loans	371	—	—	8,802	—

Total	$382,571	$27,964	$3,514	$40,866	$—

As a result of the First National acquisition in 2007, the Company has acquired loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. A summary of these loans is as follows:

	Contractually Required	Basis in Acquired
	Payments at Acquisition	Loans at Acquisition

Real Estate	$119	$37
Consumer	74	33

Outstanding balance at acquisition	193	70

The carrying amount, net of allowance of $0 and $48, at December 31, 2010 and 2009 was $50 and $1, respectively.
At the acquisition date, the Company could not reasonably estimate the cash flows expected to be collected on these loans. Therefore, an accretable yield has not been established and income is not recognized on these loans except to the extent that cash collected exceeds the carrying value.
During 2010 and 2009, the Company collected cash in excess of the carrying value in the amount of $0 and $59, and this amount was recognized as interest income.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 4 — PREMISES AND EQUIPMENT
Year end premises and equipment were as follows:

	2010	2009

Land	$2,457	$2,457
Buildings and improvements	12,565	13,376
Furniture and equipment	6,359	6,328

	21,381	22,161
Less: Accumulated depreciation	(6,344)	(5,363)

	$15,037	$16,798

Depreciation expense for the years ended 2010, 2009, and 2008 was $1,221, $1,306, and $1,256, respectively.
The Bank leases certain branch properties and equipment under operating leases. Rent expense for 2010, 2009, and 2008 was $373, $390, and $409, respectively. Rent commitments under noncancelable operating leases including renewal options were as follows:

2011	$329
2012	257
2013	195
2014	195
2015	195
Thereafter	2,541

$3,712

NOTE 5 — GOODWILL AND INTANGIBLE ASSETS
Goodwill
The Company performs its annual goodwill impairment assessment during the third quarter of each year, or more often if events warrant an interim assessment. The annual analysis performed in the third quarter indicated that no impairment existed. Due to the increased net loss recorded in the fourth quarter, management determined that another analysis was warranted as of December 31, 2010. The analysis performed at year end indicated that goodwill impairment did exist, resulting in an impairment charge of $5,204.
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 5 — GOODWILL AND INTANGIBLE ASSETS (Continued)
An impairment analysis as of December 31, 2010, indicated that the Step 2 analysis was necessary. Step 2 of the goodwill impairment test is performed to measure the impairment loss. Step 2 requires that the implied fair value of the reporting unit’s goodwill be compared to the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss shall be recognized in an amount equal to that excess. After preparing the Step 2 analysis, management determined that goodwill was fully impaired.
Acquired Intangible Assets
Acquired intangible assets resulting from the Company’s acquisition of First National were as follows at year end:

	2010		2009
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit and customer relationship intangibles	$2,812	$(1,022)	$2,812	$(747)
Amortization expense of $275, $318 and $429 were recognized in 2010, 2009 and 2008, respectively.
Estimated amortization expense for each of the next five years is as follows:

2011	$239
2012	199
2013	137
2014	137
2015	137
NOTE 6 — OTHER REAL ESTATE OWNED
The carrying amount of other real estate owned is comprised of foreclosed properties, loans made to facilitate the sale of other real estate owned, and a parcel of land purchased by the Bank for construction of a new branch facility that is now held for disposal. Foreclosed properties totaled $14,294 offset by a valuation allowance of $3,070, and $11,754 offset by a valuation allowance of $1,147 at December 31, 2010 and 2009 respectively. Loans made to facilitate the sale of other real estate owned totaled $83 and $171 at December 31, 2010 and 2009 respectively. Bank properties held for disposal were $484 at December 31, 2010 and 2009, respectively.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 6 — OTHER REAL ESTATE OWNED (Continued)
Expenses related to foreclosed assets include:

	2010	2009	2008
Net loss (gain) on sales	$111	$239	$12
Operating expenses, net of rental income	829	430	248
Other real estate owned valuation writedowns	2,318	1,147	—

Balance at end of year	$3,258	$1,816	$260

Activity in the valuation allowance was as follows:

	2010	2009	2008
Beginning of year	$1,147	$—	$—
Additions charged to expense	2,318	1,147	—
Direct write downs	(395)	—	—

End of year	$3,070	$1,147	$—

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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
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
Mortgage Banking Derivatives: The fair value of mortgage banking derivatives is determined by individual third party sales contract prices for the specific loans held at each reporting period end (Level 2 inputs). The fair value adjustment is included in other assets.
Loans Held For Sale: Loans held for sale are carried at fair value, as determined by outstanding commitments, from third party investors (Level 2 inputs).
Assets and Liabilities Measured on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December
		31, 2010 using
		Significant Other
		Observable	Significant
		Inputs	Unobservable
	Carrying Value	(Level 2)	Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government sponsored entities	$5,937	$5,937	$—
Mortgage-backed — residential	31,975	31,975	—
State and municipal	18,551	18,551	—
Corporate	7,019	2,936	4,083

Total available for sale securities	63,482	59,399	4,083
Mortgage banking derivatives	28	28	—
Loans held for sale	4,282	4,282	—

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 7 — FAIR VALUE (Continued)

		Fair Value Measurements at December
		31, 2009 using
		Significant Other
		Observable	Significant
		Inputs	Unobservable
	Carrying Value	(Level 2)	Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government sponsored entities	$1,008	$1,008	$—
Mortgage-backed — residential	58,770	58,770	—
State and municipal	7,780	7,780	—
Corporate	8,414	2,775	5,639

Total available for sale securities	75,972	70,333	5,639
Mortgage banking derivatives	15	15	—
Loans held for sale	5,172	5,172	—
Loans held for sale had a carrying amount of $4,282 and $5,172 at December 31, 2010 and 2009, respectively. The carrying amount includes an adjustment to fair value resulting in additional income of $68 and $72 at December 31, 2010 and 2009, respectively.
The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2010 and 2009:

	Fair Value Measurements Using Significant
	Unobservable Inputs
	(Level 3)
	Corporate securities
	2010	2009

Balance at beginning of period	$5,639	$4,645
Transfers into level 3	—	914
Change in fair value	(1,556)	80

Balance at end of period	$4,083	$5,639

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 7 — FAIR VALUE (Continued)
Assets and Liabilities Measured on a Non-recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	December 31, 2010
		Fair Value Measurements
		using other significant
		unobservable inputs
	Carrying Value	(Level 3)
Assets:
Impaired loans:
Real estate construction	$19,174	$19,174
1-4 Family residential	6,997	6,997
Commercial real estate	2,691	2,691
Commercial, financial and agricultural	513	513

Total impaired loans	29,375	29,375
Other real estate owned:
Construction and development	8,026	8,026
1-4 Family residential	2,799	2,799
Commercial	399	399

Total other real estate owned	11,224	11,224

	December 31, 2009
		Fair Value Measurements
		using other significant
		unobservable inputs
	Carrying Value	(Level 3)
Assets:
Impaired loans	$19,999	$19,999
Other real estate owned:
Construction and development	6,458	6,458
1-4 Family residential	4,149	4,149

Total other real estate owned	10,607	10,607
Impaired loans with specific allocations, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had, at December 31, 2010, a principal balance of $35,860 with a valuation allowance of $6,485 resulting in an additional provision for loan losses of $9,129 for the year ended December 31, 2010. At December 31, 2009 impaired loans with specific allocations had a principal balance of $27,316, with a valuation allowance of $7,317 resulting in an additional provision for loan losses of $9,273 for the year ended December 31, 2009.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 7 — FAIR VALUE (Continued)
Other real estate owned, measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $11,224, which is made up of the outstanding balance of $14,294, net of a valuation allowance of $3,070 at December 31, 2010, resulting in a write-down of $2,318 charged to expense in the year ended December 31, 2010. Net carrying amount was $10,607 at December 31, 2009, which was made up of the outstanding balance of $10,922, net of a valuation allowance of $1,147, resulting in a write-down of $1,147 charged to expense during 2009.
Carrying amount and estimated fair values of significant financial instruments at December 31, 2010 and 2009 were as follows:

	2010		2009
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$60,303	$60,303	$31,120	$31,120
Time deposits in other financial institutions	1,959	1,960	3,993	3,989
Securities available for sale	63,482	63,482	75,972	75,972
Loans held for sale	4,282	4,282	5,172	5,172
Loans, net of allowance	488,807	480,657	527,406	519,583
Restricted equity securities	1,727	N/A	1,727	N/A
Accrued interest receivable	2,528	2,528	2,587	2,587
Financial liabilities
Total deposits	$595,069	$597,596	$606,196	$607,296
Accrued interest payable	1,667	1,667	2,511	2,511
Repurchase agreement	7,000	7,447	7,000	7,319
Federal Home Loan Bank advances	16,000	16,317	17,000	17,124
Subordinated debentures	23,000	13,519	23,000	17,422
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 8 — DEPOSITS
Deposits at December 31, 2010 and 2009, are summarized as follows:

	2010	2009

Noninterest-bearing demand accounts	$49,333	$44,415
Interest-bearing demand accounts	121,759	88,339
Savings accounts	19,250	18,794
Time deposits greater than $100	183,086	197,006
Other time deposits	221,641	257,642

	$595,069	$606,196

At December 31, 2010, scheduled maturities of time deposits are as follows:

2011	$317,674
2012	47,842
2013	25,345
2014	485
2015	13,363
Thereafter	18

$404,727

Included in other time deposits above are brokered time deposits of $32,615 with a weighted rate of 1.45% at December 31, 2010 and $55,407 at December 31, 2009, with a weighted rate of 1.94%. These deposits represent funds which the Bank obtained, directly, or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposits to third parties. As of December 31, 2010 the Bank has $7,491 of brokered deposits that are scheduled to mature in 2011, $9,648 in 2012, $7,059 in 2013 and $8,417 in 2015.
In addition, the Bank has $67,441 in national market deposits which are purchased by customers through a third-party internet site at December 31, 2010 compared to $86,648 at December 31, 2009. Of these national market time deposits, $51,931 are scheduled to mature in 2011, $15,412 in 2012 and $98 in 2013.
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 9 — FEDERAL HOME LOAN BANK ADVANCES (Continued)
To participate in this program, the Bank is required to be a member of the FHLB and own stock in the FHLB. The Bank had $1,727 of such stock at December 31, 2010 and 2009, to satisfy this requirement.
At December 31, 2010 and 2009, fixed rate advances from the FHLB totaled $16,000 and $17,000. The fixed interest rates on these advances range from 1.91% to 2.71% at December 31, 2010 and 2.02% to 3.63% at December 31, 2009. The weighted average rates at December 31, 2010 and 2009 were 2.34% and 2.87%. The FHLB advance maturities ranged from June 2012 to May 2013 at December 31, 2010. Each FHLB advance is payable at its maturity, and subject to an early prepayment penalty. At December 31, 2010 and 2009, undrawn standby letters of credit with the FHLB totaled $9,000.
The standby letters of credit will mature in May 2011. The letters of credit are used as a pledge to the State of Tennessee Bank Collateral Pool. Qualifying loans totaling $191,980 were pledged as security under a blanket pledge agreement with the FHLB at December 31, 2010. The Bank is eligible to borrow up to an additional $18,009 as of December 31, 2010.
Maturities of the advances from the FHLB are as follows:

2012	$3,000
2013	13,000

$16,000

The Company also has a cash management line of credit with the FHLB totaling $10,000 that will mature September 2011. At December 31, 2010 and 2009, $0 was drawn on the line. The interest rate on the line varies daily based on the federal funds rate. The rate for the line of credit was 0.28% at December 31, 2010.
NOTE 10 — SUBORDINATED DEBENTURES
In 2002, the Company issued $3,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a private offering of trust preferred securities. The securities mature on December 31, 2032; however, the Company can currently repay the securities at any time without penalty. The interest rate on the subordinated debentures as of December 31, 2010 was 3.75%. The subordinated debentures bear interest at a floating rate equal to the New York Prime rate plus 50 basis points. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. They are presented in liabilities on the balance sheet and count as Tier 1 capital for regulatory capital purposes. Debt issuance costs of $74 have been capitalized and are being amortized over the term of the securities. Principal officers, directors, and their affiliates at year end 2010 and 2009 owned $700 of the $3,000 subordinated debentures. The proceeds from this offering were utilized to increase the Bank’s capital by $3,000.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 10 — SUBORDINATED DEBENTURES (Continued)
In 2005, the Company issued $5,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a pool offering of trust preferred securities. These securities mature on September 15, 2035, however, the maturity may be shortened to a date not earlier than September 15, 2010. The interest rate on the subordinated debentures as of December 31, 2010 was 1.80%. The subordinated debentures bear interest at a floating rate equal to the 3-Month LIBOR plus 1.50%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. They are presented in liabilities on the balance sheet and count as Tier 1 capital for regulatory purposes. There was no debt issuance cost in obtaining the subordinated debentures. The proceeds from the pooled offering were used to increase the Bank’s capital.
In 2007, the Company issued $15,000 of redeemable subordinated debentures through a special purpose entity as part of a pooled offering of trust preferred securities. These subordinated debentures mature in 2037, however, the maturity may be shortened to a date not earlier than December 15, 2012. The interest rate on the subordinated debentures is 7.96% until December 15, 2012, and thereafter the subordinated debentures bear interest at a floating rate equal to the 3-month LIBOR plus 3.0%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. They are presented in liabilities on the balance sheet and $5,366 count as Tier I capital and the remaining $9,634 is considered as Tier II capital for regulatory purposes. There was no debt issuance cost in obtaining the subordinated debentures. The proceeds were used to help fund the acquisition of First National.
The portion of the subordinated debentures qualifying as Tier I capital will not change for existing debentures under the Dodd-Frank Act. The portion of the subordinated debentures qualifying as Tier 1 capital is limited to 25% of total Tier I capital. Subordinated debentures in excess of the Tier I capital limitation generally qualify as Tier II capital.
Distributions on the subordinated debentures are paid quarterly, and the Company has informally committed to the Federal Reserve Bank of Atlanta that it will not pay interest on the subordinated debentures or dividends on its common or preferred stock without the prior consent of the Federal Reserve Bank of Atlanta. On January 27, 2011, the Federal Reserve Bank of Atlanta denied the Company’s request to make the March 15, 2011 interest payment due on the subordinated debentures that mature in 2012. Under the terms of indenture pursuant to which the debentures were issued, if the Company defers payment of interest on the debentures it may not, during such a deferral period, pay dividends on the Company’s common stock or preferred stock or interest on any of the other subordinated debentures issued by the Company. Accordingly, the Company does not expect to be able to pay interest on its other subordinated debentures or dividends on its common stock or the preferred stock issued to the U.S. Treasury until such time as it is able to secure the approval of the Federal Reserve Bank of Atlanta.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 11 — SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE
Securities sold under agreements to repurchase are secured by mortgage-backed securities with a carrying amount of $9,217 and $8,651 at December 31, 2010 and 2009.
Securities sold under agreements to repurchase are financing arrangements that mature on May 27, 2013 and have an interest rate of 3.26%. At maturity, the securities underlying the agreements are returned to the Company.
NOTE 12 — OTHER BENEFIT PLANS
401(k) Plan: A 401(k) benefit plan allows employee contributions up to 15% of their compensation, of which the Company has matched 100% of the first 3% and 50% of the next 2% the employee contributes to their 401(k) annually for all periods presented. Expense for 2010, 2009, and 2008 was $186, $183 and $199, respectively.
Deferred Compensation and Supplemental Retirement Plans: Deferred compensation and supplemental retirement plan (“SERP”) expense allocates the benefits over years of service. The Bank approved the SERP in 2006. The SERP will provide certain Company officers with benefits upon retirement, death, or disability in certain prescribed circumstances. SERP expense was $233 in 2010, $58 in 2009 and $135 in 2008, resulting in a deferred compensation liability for the last three years of $775, $542 and $483.
NOTE 13 — PREFERRED STOCK
On February 29, 2009, as part of the Capital Purchase Program (“CPP”) of the Troubled Asset Relief Program (“TARP”), the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“U.S. Treasury”), pursuant to which the Company sold 17,806 shares of newly authorized Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value (the “Series A Preferred Stock”) and also issued warrants (the “Warrants”) to the U.S. Treasury to acquire 890 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B no par value (the “Series B Preferred Stock”) for an aggregate purchase price of $17,806 in cash. Upon closing, the U.S. Treasury exercised the Warrants and the Company issued 890 shares of the Series B Preferred Stock.
The Series A Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5.00% per annum for the first five years, and 9.00% per annum thereafter. The Series B Preferred Stock also qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 9.00% per annum. Total required annual dividends for preferred shares are expected to be as follows: 2011 — 2013: $970 per year; 2014: $1,571; 2015 and thereafter: $1,683 per year. The Series B Preferred Stock may be redeemed by the Company at any time after consultation with the Company’s and Bank’s primary federal regulator, but may not be redeemed until all of the Series A Preferred Stock is redeemed. Neither the Series A nor the Series B Preferred Stock is subject to any contractual restrictions on transfer.
As described above in Note 10, the Company may not pay dividends on its Series A Preferred Stock or Series B Preferred Stock without the approval of the Federal Reserve Bank of Atlanta. In addition, under the terms of the indentures pursuant to which the Company has issued its subordinated debentures, it may not, at any time when it is deferring the payment of interest on its subordinated debentures, as it did beginning on March 15, 2011, pay dividends on the Series A Preferred Stock or Series B Preferred stock.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 13 — PREFERRED STOCK (Continued)
Pursuant to the terms of the Purchase Agreement, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock will be subject to restrictions, including a restriction against increasing dividends from the last annual cash dividend per share ($0.05) declared on the common stock prior to February 27, 2009. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted. These restrictions will terminate on the earlier of (a) the third anniversary of the date of issuance of the Preferred Stock or (b) the date on which the Preferred Stock has been redeemed in whole or the U.S. Treasury has transferred all of the Preferred Stock to third parties except that, after the third anniversary of the date of issuance of the Preferred Stock, if the Preferred Stock remains outstanding at such time, the Company may not increase its common dividends per share without obtaining consent of the U.S. Treasury. Currently, the Company and Bank are prohibited from declaring dividends by its primary regulators.
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
NOTE 14 — STOCK BASED COMPENSATION
Prior to the Company’s bank holding company reorganization, the Bank had in place the Community First Bank & Trust Stock Option Plan for organizers of the Bank and certain members of management and employees. In connection with the bank holding company reorganization, this plan was amended and replaced in its entirety by the Community First, Inc. Stock Option Plan in October 2002. There were 342,000 shares authorized by the Stock Option Plan in 2002. Additionally, the Community First, Inc. 2005 Stock Incentive Plan was approved at the stockholders meeting on April 26, 2005 authorizing shares of 450,000. The plans allow for the grant of options and other equity securities to key employees and directors. The exercise price for stock options is the market price at the date of grant. The organizer options vested ratably over three years and other non-qualified options vest ratably over four years. The employee options vest ratably from two to four years and the management options vest ratably over six years. All options expire within ten years from the date of grant. The Company has 253,179 authorized shares available for grant as of December 31, 2010. The Company recognized $162, $200, and $196 as compensation expense resulting from stock options and $(2), $30, and $30 as compensation expense resulting from restricted stock awards in 2010, 2009, and 2008 respectively. The total income tax benefit from non-qualified stock options was $126 in 2010 $128 in 2009, and $0 in 2008.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 14 — STOCK BASED COMPENSATION (Continued)
The fair value of each option is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company granted no new options in 2010.
The fair value of options granted was determined using the following weighted average assumptions at grant date.

	2010	2009	2008
Risk-free interest rate	N/A	1.86%	3.88%
Expected option life	N/A	7 years	7 years
Expected stock price volatility	N/A	15.19%	12.64%
Dividend yield	N/A	0.96%	0.73%
A summary of option activity under the Company’s stock incentive plans for 2010 is presented in the following table:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term in	Intrinsic
	Shares	Price/Share	Years	Value
Options outstanding January 1, 2010	215,930	$21.57
Granted	—	—
Options exercised	—	—
Forfeited or expired	(2,000)	12.95

Options outstanding December 31, 2010	213,930	$21.51	5.03	$	n/a

Vested or expected to vest	213,930	$21.51	5.03	$	n/a

Exercisable at December 31, 2010	166,542	$20.79	4.08	$	n/a
Information related to the stock incentive plans during each year is as follows:

	2010	2009	2008
Intrinsic value of options exercised	$—	$744	$527
Cash received from option exercises	—	14	152
Tax benefit realized from option exercises	126	128	—
Weighted average fair value of options granted	—	3.32	6.94

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 14 — STOCK BASED COMPENSATION (Continued)
Tax benefit realized in 2010 and 2009 from option exercises was due to activity that occurred in prior years in which the Company did not have sufficient taxable income to recognize the benefit.
As of December 31, 2010, there was $137 of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock incentive plans. The cost is expected to be recognized over a weighted average period of 1.33 years.
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
The following table is a summary of changes in the Company’s nonvested shares from the issuance of restricted stock.

		Weighted Average
		Grant-Date
	Shares	Fair Value
Nonvested at January 1, 2010	998	$30.00
Granted	—	—
Vested	(998)	30.00
Forfeited	—	—

Nonvested at December 31, 2010	—	—

NOTE 15 — EARNINGS (LOSS) PER SHARE
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 15 — EARNINGS (LOSS) PER SHARE (Continued)
The factors used in the earnings (loss) per share computation follows:

	2010	2009	2008
Basic
Net income	$(18,206)	$(9,572)	$(1,290)
Less: Earnings allocated to preferred stock	(970)	(816)	—
Less: Accretion of preferred stock discount	(165)	(131)	—
Less: Undistributed (income) loss allocated to participating securities	—	3	1

Net earnings (loss) allocated to common stock	(19,341)	(10,516)	(1,289)

Weighted common shares outstanding including participating securities	3,271,591	3,252,666	3,220,623
Less: Participating securities	—	(998)	(1,997)

Weighted average shares	3,271,591	3,251,668	3,218,626

Basic earnings (loss) per share	$(5.91)	$(3.23)	$(0.40)

Net earnings (loss) allocated to common stock	$(19,341)	$(10,516)	$(1,289)

Weighted average shares	3,271,591	3,251,668	3,218,626
Add: Diluted effects of assumed exercises of stock options	—	—	—

Average shares and dilutive potential common shares	3,271,591	3,251,668	3,218,626

Dilutive earnings (loss) per share	$(5.91)	$(3.23)	$(0.40)

At year end 2010, 2009 and 2008 there were 166,542, 153,967 and 188,039 antidilutive stock options, respectively. Due to the net loss for the periods ended December 31, 2010, 2009, and 2008 all outstanding stock options are antidilutive and are excluded from the diluted earnings (loss) per common share calculation.
NOTE 16 — LEASE REVENUE
The Bank built a branch at Carothers Parkway, located in Franklin, Tennessee, that was completed in 2006 at cost of $2,370. The Bank’s principal leasing activities consist of 4,150 square feet of office space on the second and third floor of the Carothers Parkway Branch, representing approximately 39% of the branch, under four separate operating leases. The Bank entered into two of the leases subsequent to December 31, 2010.
One lessee rents 1,650 square feet or approximately 8% of the branch. The lease term is for five years beginning October 2007 with a renewal term of 36 months upon written notice of 120 days prior to the expiration of the original term. Lessee has five such renewal options. The five year lease will produce $175 in total revenue, of which, $35 was recognized in 2010 and 2009.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 16 — LEASE REVENUE (Continued)
The second lessee rents 2,500 square feet or approximately 12% of the branch. The lease term is for five years beginning November 2009 with a renewal term of 36 months upon written notice of 120 days prior to the expiration of the original term. Lessee has five such renewal options. The five year lease will produce $219 in total revenue, of which $44 was recognized in 2010 and $7 was recognized in 2009.
Subsequent to December 31, 2010, the Bank entered into additional lease agreements. The first is for a suite consisting of 1,600 square feet, with a lease term of 63 calendar months beginning in the second quarter of 2011 with one renewal option for an additional five years. The lease will produce $154 in total revenue. The second lease is for a suite consisting of 2,200 square feet with a lease term of 62 calendar months beginning January 24, 2011 with no provision for renewal. The lease will produce $199 in total revenue
Approximate minimum rental receipts for the noncancelable leases as of December 31, 2010, including leases effective subsequent to December 31, 2010 was:

2011	126
2012	141
2013	115
2014	111
2015	74
2016	22

$589

NOTE 17 — INCOME TAXES
The components of income tax expense (benefit) are summarized as follows:

	2010	2009	2008

Current
Federal	$—	$(1,541)	$107
State	—	—	—

Total current taxes	—	(1,541)	107

Deferred
Federal	(3,694)	(2,030)	(1,014)
State	(1,125)	(1,043)	(576)

Total deferred taxes	(4,819)	(3,073)	(1,590)

Change in valuation allowance	6,450	3,236	—

Income tax expense (benefit)	$1,631	$(1,378)	$(1,483)

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 17 — INCOME TAXES (Continued)
A reconciliation of actual income tax expense (benefit) in the financial statements to the expected tax benefit (computed by applying the statutory Federal income tax rate of 34% to income (loss) before income taxes) is as follows:

	2010	2009	2008
Federal statutory rate times financial statement income (loss) before income taxes	$(5,635)	$(3,723)	$(943)
Effect of:
Goodwill impairment	1,770	—	—
Bank owned life insurance	(106)	(117)	(81)
Tax-exempt income	(143)	(112)	(120)
State income taxes, net of federal income effect	(743)	(689)	(380)
Expenses not deductible for U.S. income taxes	22	36	45
Compensation expense related to incentive stock options	51	59	58
General business tax credit	(66)	(66)	(66)
Change in valuation allowance	6,450	3,236	—
Other expense (benefit), net	31	(2)	4

Income tax (benefit) expense	$1,631	$(1,378)	$(1,483)

The tax effect of each type of temporary difference that gives rise to net deferred tax assets and liabilities is as follows:

	2010	2009
Deferred tax assets:
Allowance for loan losses	$6,925	$5,052
Net operating loss carryforward	2,624	871
Deferred compensation	297	207
Tax credit carryforwards	490	335
Impairment of assets	133	—
Unrealized loss on securities	667	—
Prepaids	461	639
Other	1,145	92

	12,742	7,196

Deferred tax liabilities:
Prepaids	$—	$(225)
Depreciation	(760)	(1,342)
Restricted equity securities dividends	(78)	(79)
Core deposit intangible	(685)	(791)
Intercompany dividend	(46)	(173)
Unrealized gain on securities	—	(94)
Other	(726)	(51)

	(2,295)	(2,755)

Valuation allowance	(10,447)	(3,236)

Balance at end of year	$—	$1,205

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 17 — INCOME TAXES (Continued)
Due to economic conditions and losses recognized during the past three years, the Company established a valuation allowance against materially all of its deferred tax assets. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. The Company has approximately $29,704 in net operating losses for state tax purposes that begin to expire in 2021 and $3,970 for federal tax purposes to be utilized by future earnings.
During 2010 and per ASC 740-20-45, the Company had income tax expense related to changes in the unrealized gains and losses on investment securities available-for-sale totaling $761. This expense was recorded through accumulated other comprehensive income and increased our deferred tax valuation allowance.
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
The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Tennessee. The Company is no longer subject to examination by taxing authorities for tax years prior to 2008.
NOTE 18 — LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES
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
The contractual amount of financial instruments with off-balance sheet risk was as follows at year end 2010 and 2009:

	2010		2009
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Unused lines of credit	$48	$41,172	$6,002	$42,101
Letters of credit	—	4,051	—	10,047
Commitments to make loans	4,006	—	2,333	—
Loans sold with recourse	36,703	—	28,998	—
These commitments are generally made for periods of one year or less. The fixed rate unused lines of credit have interest rates ranging from 3.40% to 5.5% and maturities ranging from 1 month to 3.5 years.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 19 — RELATED PARTY TRANSACTIONS
Loans to principal officers, directors, and their affiliates in 2010 were as follows:

Beginning balance	$7,916
New loans	1,342
Repayments	(896)
Effect of changes in composition of related parties	(6)

Ending balance	$8,356

Deposits from principal officers, directors, and their affiliates at year-end 2010 and 2009 were $3,849 and $4,765, respectively. Principal officers, directors, and their affiliates at year end 2010 and 2009 owned $700 of the $3,000 subordinated debentures due December 31, 2032. At December 31, 2010, the approved available unused lines of credit on related party loans were $2,256.
NOTE 20 — REGULATORY MATTERS
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
Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept, renew or rollover brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2010 and 2009, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.
During the first quarter of 2010, the Bank was subject to a joint examination by the FDIC and the Tennessee Department of Financial Institutions (“TDFI”). During the third quarter of 2010, the Bank received a final report from the examination and notification of an informal regulatory action in the form of an informal agreement (“agreement”) between the Company, the FDIC, and TDFI. The agreement, which the Bank entered into on October 19, 2010 requires the Bank to achieve by March 31, 2011 and maintain thereafter regulatory capital ratios higher than those required under current regulatory capital guidelines. The required ratios are 8.0% for tier 1 capital to average assets, 10.0% for tier 1 to risk weighted assets, and 12.0% for total capital to risk weighted assets. The agreement also restricts the Bank from paying any dividends to the Company if the dividend would cause the Bank’s regulatory capital ratios to fall below the agreement-required ratios. The Bank will also be required to implement additional programs to improve the overall asset quality and reduce exposure to problem assets. The agreement does not subject the Bank to additional limitations on its ability to accept or renew brokered deposits or to pay interest on deposits above proscribed rates.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 20 — REGULATORY MATTERS (Continued)
During the fourth quarter of 2010, the Company was notified of a review of the holding company performed by the Federal Reserve Bank (“FRB”). As a result of the review, the FRB requested the board of directors adopt a resolution agreeing that the Company will not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The Company requested permission to make preferred dividend payments and interest payments on subordinated debt that are scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company is required to defer interest payments on each of its three subordinated debentures. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the deferral period, the Company may not pay any dividends on its common or preferred stock. Accordingly, the Company will be required to suspend its dividend payments on its fixed rate cumulative perpetual preferred stock beginning in the second quarter of 2011, unless the Company is able to obtain the FRB’s consent to the declaration and payment of such dividends.
The Company’s and its subsidiary Bank’s capital amounts and ratios at December 31, 2010 and 2009, were as follows:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2010
Total Capital to risk weighted assets
Community First Bank & Trust	$50,066	10.14%	$39,508	8.00%	$49,385	10.00%
Consolidated	52,220	10.57%	39,538	8.00%	N/A	N/A

Tier 1 to risk weighted assets
Community First Bank & Trust	$43,745	8.86%	$19,754	4.00%	$29,631	6.00%
Consolidated	31,123	6.30%	19,770	4.00%	N/A	N/A

Tier 1 to average assets
Community First Bank & Trust	$43,745	6.44%	$27,159	4.00%	$33,949	5.00%
Consolidated	31,123	4.57%	27,259	4.00%	N/A	N/A

2009
Total Capital to risk weighted assets
Community First Bank & Trust	$62,086	11.32%	$43,867	8.00%	$54,834	10.00%
Consolidated	66,225	12.06%	43,940	8.00%	N/A	N/A

Tier 1 to risk weighted assets
Community First Bank & Trust	$55,152	10.06%	$21,933	4.00%	$32,900	6.00%
Consolidated	50,807	9.25%	21,970	4.00%	N/A	N/A

Tier 1 to average assets
Community First Bank & Trust	$55,152	7.91%	$27,875	4.00%	$34,843	5.00%
Consolidated	50,807	7.26%	27,976	4.00%	N/A	N/A

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 20 — REGULATORY MATTERS (Continued)
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
As a result of its losses in 2010 and 2009, the Bank is prohibited from declaring dividends, without prior approval from the TDFI and FDIC. The terms of the agreement with the FDIC also prohibit the Bank from paying dividends to the Company if its capital levels are below the minimum levels set out in the agreement. The minimum levels outlined in the agreement were: total capital to risk weighted assets, 12.00%; tier 1 to risk weighted assets, 10.00%; and tier 1 to average assets, 8.00%. The Bank agreed to achieve and maintain the higher capital ratios by March 31, 2011. Because the Bank’s capital levels at December 31, 2010 and March 31, 2011 were below those that it had committed to the TDFI and FDIC it would maintain, the Bank will be required to increase its capital levels. Because the Company does not have cash available to contribute to the Bank in an amount sufficient to enable the Bank to achieve the capital levels it committed to maintain, the Company will have to raise capital in order to assist the Bank in meeting its obligations. The Company is also restricted in the types and amounts of dividends that can be paid because of its participation in the CPP as described in Note 13 and as a result of its informal commitment to the FRB.
NOTE 21 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION
Condensed financial information of Community First, Inc. follows:
CONDENSED BALANCE SHEET
December 31

	2010	2009
Assets
Cash and cash equivalents	$1,242	$2,735
Time deposits in other financial institutions	1,653	1,992
Investment in banking subsidiary	43,612	62,631
Other assets	373	639

Total assets	$46,880	$67,997

Liabilities and shareholders’ equity
Subordinated debentures	$23,000	$23,000
Other liabilities	1,119	1,352

Total liabilities	24,119	24,352
Shareholders’ equity	22,761	43,645

Total liabilities and shareholders’ equity	$46,880	$67,997

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 21 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)
CONDENSED STATEMENTS OF OPERATIONS
Years Ended December 31

	2010	2009	2008

Interest income	$34	$72	$50

Total income	34	72	50

Interest expense	1,400	1,511	1,729
Other expenses	486	660	740

Total expenses	1,886	2,171	2,469

Losses before income tax and undistributed subsidiary income	(1,852)	(2,099)	(2,419)
Income tax expense (benefit)	533	(344)	(861)
Equity in undistributed income (loss) of subsidiary	(15,821)	(7,817)	268

Net loss	$(18,206)	$(9,572)	$(1,290)

Preferred stock dividends	(970)	(816)	—
Accretion of preferred stock discount	(165)	(131)	—

Net loss available to common shareholders	$(19,341)	$(10,519)	$(1,290)

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 21 — PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)
CONDENSED STATEMENTS OF CASH FLOWS
Years Ended December 31

	2010	2009	2008

Cash flows from operating activities
Net loss	$(18,206)	$(9,572)	$(1,290)
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed (income) loss of subsidiary	15,821	7,817	(268)
Compensation expense under stock based compensation	160	230	226
Tax benefit on exercise of stock options	(126)	(128)	—
Change in other, net	1,350	801	82

Net cash from operating activities	(1,001)	(852)	(1,250)

Cash flows from investing activities
Investments in and advances to bank subsidiary	—	(9,000)	(2,000)
Net change in time deposits in other financial institutions	339	(1,992)	—

Net cash from investing activities	339	(10,992)	(2,000)

Cash flows from financing activities
Proceeds from issuance of common stock	14	24	64
Proceeds from stock option exercises	—	14	152
Tax benefit on exercise of stock options	126	128	—
Repurchase of common stock	—	—	(124)
Cash paid for common stock dividends	—	(121)	(254)
Proceeds from other borrowed money	—	—	4,325
Repayment of other borrowed money	—	(4,835)	—
Proceeds from issuance of preferred stock, net of issuance costs	—	17,702	—
Cash paid for preferred stock dividends	(971)	(695)	—

Net cash from financing activities	(831)	12,217	4,163

Net change in cash and cash equivalents	(1,493)	373	913

Beginning cash and cash equivalents	2,735	2,362	1,449

Ending cash and cash equivalents	$1,242	$2,735	$2,362

Supplemental disclosures:
Issuance of common stock through dividend reinvestment	$—	$47	$66
Cash paid during year for interest	1,400	1,532	1,718
Dividends declared not paid	120	121	—

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
December 31, 2010
(Dollar amounts in thousands, except per share data)
NOTE 22 — QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings (loss)
	Interest	Net Interest	Net Income	Per Share
	Income	Income	(loss)	Basic	Diluted
2010
First quarter	$8,424	$5,038	$307	$0.01	$0.01
Second quarter	8,338	5,387	(960)	(0.38)	(0.38)
Third quarter	8,210	5,329	(443)	(0.22)	(0.22)
Fourth quarter	7,953	5,250	(17,110)	(5.32)	(5.32)

2009
First quarter	$8,725	$3,919	$(1,629)	$(0.54)	$(0.54)
Second quarter	8,828	4,190	(753)	(0.32)	(0.32)
Third quarter	8,924	4,597	(3,546)	(1.17)	(1.17)
Fourth quarter	8,781	5,028	(3,644)	(1.20)	(1.20)
The fourth quarter 2010 net loss of $17,110 was primarily the result of an increase in provision for loan losses of $10,141, goodwill impairment charges of $5,204, and increase in tax expense of $1,316.

EXHIBIT INDEX
The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization and Share Exchange, dated as of July 31, 2007, by and between Community First, Inc. and The First National Bank of Centerville (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules of this agreement are omitted, but a supplemental copy will be furnished to the Securities and Exchange Commission upon request.) (Incorporated by reference herein to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2007.

3.1	Amended and Restated Charter of the Company (restated for SEC filing purposes only) (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2010).

3.2	Amended and Restated Bylaws of the Company.**

4.1.	See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of Common Stock.

4.2	Series A Preferred Stock Certificate.**

4.3	Series B Preferred Stock Certificate. **

4.4	Warrant for Purchase of Shares of Series B Preferred Stock dated February 27, 2009. **

10.1	The Community First, Inc. Stock Option Plan (incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003).+

10.2	Form of Management Stock Option Agreement pursuant to the Community First, Inc. Stock Option Plan. * +

10.3	Form of Organizers Stock Option Agreement pursuant to the Community First, Inc. Stock Option Plan. * +

10.4	Form of Employee Stock Option Agreement pursuant to the Community First, Inc. Stock Option Plan. *+

10.5	The Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2005).+

10.6	Amendment to the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2008).+

Exhibit No.	Description

10.7	Form of Incentive Stock Option Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2008).+

10.8	Form of Non-Qualified Stock Option Agreement for Directors (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2006).+

10.9	Form of Non-Qualified Stock Option Agreement pursuant to the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on May 13, 2005).+

10.10	Form of Incentive Stock Option Agreement pursuant to the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on May 13, 2005).+

10.11	Form of Restricted Stock Agreement under the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2006).+

10.12	Amended and Restated Employment Agreement between Marc Lively and the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2008).+

10.13	Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2005).+

10.14	Amended and Restated Participation Agreement, dated December 27, 2010, with Marc Lively pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 29, 2010).+

10.15	Amended and Restated Participation Agreement, dated December 27, 2010, with Mike Saporito pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 29, 2010).+

10.16	Amended and Restated Participation Agreement, dated December 27, 2010, with Carl Campbell pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 29, 2010).+

10.17	Amended and Restated Participation Agreement, dated December 27, 2010, with Dianne Scroggins pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference to the Company’s Quarterly Form 10-Q filed with the SEC on December 29, 2010).+

10.18	Community First, Inc. Employee Stock Purchase Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2008).+

Exhibit No.	Description

10.19	Resignation Agreement and General Release, dated as of July 7, 2008, with Roger D. Stewart (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2008).+

10.20	Change in Control Agreement, dated as of July 18, 2008, with Dianne Scroggins (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2008).+

10.21	Change in Control Agreement, dated as of July 18, 2008, with Michael J. Saporito (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2008).+

10.22	Change in Control Agreement, dated as of July 18, 2008, with Carl B. Campbell (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2008).+

10.23	Loan Agreement by and between Community First, Inc. and Tennessee Commerce Bank, dated December 30, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).

10.24	Promissory Note of Community First, Inc. dated December 30, 2008 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).

10.25	First Amendment to Community First Bank and Trust Supplemental Executive Retirement Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).+

10.26	Amended and Restated Community First Bank and Trust Management Incentive Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).+

10.27	Letter Agreement, dated February 27, 2009, between Community First, Inc. and the United States Department of the Treasury (including Securities Purchase Agreement-Standard Terms).**

10.28	Letter Agreement, dated February 27, 2009, between Community First, Inc. and the United States Department of the Treasury.**

10.29	Letter Agreement, dated February 27, 2009, between Community First, Inc. and the United States Department of the Treasury.**

10.30	Senior Executive Officer Letter Agreement by and between Community First, Inc. and Marc R. Lively dated February 27, 2009.**+

10.31	Senior Executive Officer Letter Agreement by and between Community First, Inc. and Dianne Scroggins dated February 27, 2009.**+

10.32	Senior Executive Officer Letter Agreement by and between Community First, Inc. and Michael J. Saporito dated February 27, 2009.**+

Exhibit No.	Description

10.33	Senior Executive Officer Letter Agreement by and between Community First, Inc. and Carl B. Campbell dated February 27, 2009.**+

10.34	Senior Executive Officer Letter Agreement by and between Community First, Inc. and Louis F. Holloway dated February 27, 2009.**+

21.1	List of Subsidiaries.

23.1	Consent of Crowe Horwath LLP.

31.1	Certification of CEO Pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CFO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification the Chief Executive Officer under the Capital Purchase Program of the Troubled Assets Relief Program

99.2	Certification the Chief Financial Officer under the Capital Purchase Program of the Troubled Assets Relief Program

*	Incorporated herein by reference to the Company’s Annual Report in Form 10-KSB for the year ended December 31, 2002.

**	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on March 5, 2009.

+	Management compensatory plan or arrangement.