Form 10-Q
period 2011-03-31
COMMUNITY FIRST INC
filed 2011-05-16
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2011

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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding (no par value): 3,272,214 shares of common stock, no par value per share, as of May 16, 2011.

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Community First, Inc.
Consolidated Balance Sheets
March 31, 2011 (Unaudited) and December 31, 2010
(amounts in thousands, except share and per share data)

	(Unaudited)
	March 31,	December 31,
	2011	2010

Assets
Cash and due from banks	$61,699	$59,919
Federal funds sold	441	384

Cash and cash equivalents	62,140	60,303
Time deposits in other financial institutions	1,245	1,959
Securities available for sale	65,470	63,482
Loans held for sale, at fair value	5,123	4,282
Loans	500,365	506,974
Allowance for loan losses	(19,775)	(18,167)

Net loans	480,590	488,807

Restricted equity securities	1,727	1,727
Premises and equipment	14,923	15,037
Accrued interest receivable	2,548	2,528
Core deposit and customer relationship intangibles	1,729	1,790
Other real estate owned, net	10,249	11,791
Bank owned life insurance	8,816	8,743
Other assets	5,614	6,931

Total Assets	$660,174	$667,380

Liabilities and Shareholders’ Equity

Deposits:
Noninterest-bearing	$46,683	$49,333
Interest-bearing	540,996	545,736

Total Deposits	587,679	595,069

Federal Home Loan Bank advances	16,000	16,000
Subordinated debentures	23,000	23,000
Repurchase agreement	7,000	7,000
Accrued interest payable	2,216	1,667
Other liabilities	1,754	1,883

Total Liabilities	637,649	644,619

Community First, Inc.
Consolidated Balance Sheets
March 31, 2011 (Unaudited) and December 31, 2010
(Continued)
(amounts in thousands, except share and per share data)

	(Unaudited)
	March 31,	December 31,
	2011	2010

Shareholders’ Equity

Senior preferred shares, no par value; 5% cumulative. Authorized 2,500,000 shares; issued 17,806 with liquidation value of $17,806 at March 31, 2011 and December 31, 2010.	17,806	17,806

Warrant preferred shares, no par value; 9% cumulative. Issued 890 with liquidation value of $890 at March 31, 2011 and December 31, 2010.	890	890
Net discount on preferred shares	(552)	(594)

Total preferred shares	18,144	18,102

Common stock, no par value. Authorized 10,000,000 shares; issued 3,272,814 shares at March 31, 2011 and 3,272,412 shares at December 31, 2010	28,530	28,500
Accumulated deficit	(22,755)	(22,005)
Accumulated other comprehensive loss	(1,394)	(1,836)

Total Shareholders’ Equity	22,525	22,761

Total Liabilities and Shareholders’ Equity	$660,174	$667,380

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2011 and 2010
(Unaudited)
(amounts in thousands, except share and per share data)

	Three Months
	Ended
	March 31,
	2011	2010

Interest income:
Loans, including fees	$7,036	$7,654
Taxable securities	506	619
Tax-exempt securities	116	80
Federal funds sold and other	88	71

Total interest income	7,746	8,424

Interest expense:
Deposits	2,030	2,861
FHLB advances and federal funds purchased	93	120
Subordinated debentures and other	417	405

Total interest expense	2,540	3,386

Net interest income	5,206	5,038
Provision for loan losses	1,830	1,127

Net interest income after provision for loan losses	3,376	3,911

Noninterest income:
Service charges on deposit accounts	437	433
Gain on sale of loans	286	123
Gain on sale of securities available for sale	—	315
Other	281	275

Total noninterest income	1,004	1,146

Noninterest expense:
Salaries and employee benefits	2,273	2,296
Regulatory and compliance	377	298
Occupancy	380	381
Furniture and equipment	190	205
Data processing fees	309	261
Advertising and public relations	81	140
Operational expense	114	165
Other real estate expense	260	105
Other	865	899

Total noninterest expenses	4,849	4,750

Income (loss) before income tax expense	(469)	307

Community First, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months Ended March 31, 2011 and 2010
(Unaudited, Continued)
(amounts in thousands, except share and per share data)

	Three Months
	Ended
	March 31,
	2011	2010

Income tax expense	—	—

Net income (loss)	(469)	307

Preferred stock dividends declared	(239)	(239)
Accretion of preferred stock discount	(42)	(40)

Net income (loss) available to common shareholders	(750)	28

Earnings (loss) per share available to common shareholders
Basic	$(0.23)	$0.01
Diluted	(0.23)	0.01

Weighted average common shares outstanding
Basic	3,272,773	3,270,489
Diluted	3,272,773	3,274,139

Comprehensive Income (Loss)
Net income (loss)	$(469)	$307
Reclassification adjustment for gains included in net income (loss), net of income taxes of $121 for 2010	—	(194)
Unrealized gains on securities, net of income taxes of $0 and $32 for 2011 and 2010	442	131

Comprehensive income (loss)	$(27)	$244

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income
Three Months Ended March 31, 2011
(Unaudited)
(amounts in thousands, except share and per share data)

					Accumulated
					Other	Total
			Common		Comprehensive	Shareholders’
	Common Shares	Preferred Stock	Stock	Accumulated Deficit	Loss	Equity

Balance at January 1, 2011	3,272,412	$18,102	$28,500	$(22,005)	$(1,836)	$22,761
Stock-based compensation Stock options	—		27	—	—	27
Accretion of discount on preferred stock	—	42	—	(42)	—	—
Sale of shares of common stock	402	—	3	—	—	3
Cash dividends declared on preferred stock	—	—	—	(239)	—	(239)

Comprehensive income (loss)
Net loss	—	—	—	(469)	—	(469)
Change in unrealized loss on securities available for sale, net of income taxes	—	—	—	—	442	442

Total comprehensive income (loss)						(27)

Balance at March 31, 2011	3,272,814	$18,144	$28,530	$(22,755)	$(1,394)	$22,525

     See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2011 and 2010
(Unaudited)

	Three Months Ended
(amounts in thousands, except share and per share data)	March 31,
	2011	2010

Cash flows from operating activities
Net income (loss)	$(469)	$307
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	266	278
Amortization on securities, net	145	123
Core deposit intangible amortization	61	70
Provision for loan losses	1,830	1,127
Loans originated for sale	(7,614)	(8,316)
Proceeds from sale of loans	11,314	11,175
Gain on sale of loans	(286)	(123)
Decrease (increase) in accrued interest receivable	(20)	185
(Increase) decrease in accrued interest payable	549	(221)
Gain on sale of securities	—	(315)
Increase in surrender value of Bank owned life insurance	(73)	(82)
Net write down of other real estate	63	48
Compensation expense under stock based compensation	27	47
Other, net	1,189	70

Net cash from operating activities	6,982	4,373

Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(3,728)	(3,692)
Other	—	(55,841)
Sales of securities:
Mortgage-backed securities	—	29,868
Maturities, prepayments, and calls:
Mortgage-backed securities	1,912	3,232
Other	125	26,000
Net decrease in loans	1,909	2,015
Proceeds from sales of other real estate owned	1,705	888
(Increase) decrease in time deposits in other financial institutions	714	(2,348)
Additions to premises and equipment	(152)	(3)

Net cash from investing activities	2,485	119

Community First, Inc.
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2011 and 2010
(Unaudited, Continued)

	Three Months Ended
(amounts in thousands, except share and per share data )	March 31,
	2011	2010

Cash flows from financing activities
Decrease in deposits	(7,390)	(22,169)
Proceeds from issuance of common stock	3	4
Cash dividends paid on preferred stock	(243)	(243)

Net cash from financing activities	(7,630)	(22,408)

Net change in cash and cash equivalents	1,837	(17,916)
Cash and cash equivalents at beginning of period	60,303	31,120

Cash and cash equivalents at end of period	$62,140	$13,204

Supplemental disclosures of cash flow information Cash paid during year for:
Interest	$1,991	$3,607
Income taxes paid (refunded)	(887)	—
Supplemental noncash disclosures
Transfer from loans to repossessed assets	226	403
Transfer of premises and equipment to other real estate owned	—	759
Preferred stock dividends declared but not paid	117	117
Loans made to facilitate the sale of other real estate	120	—
Net transfer from loans to loans held for sale	4,252	—

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2011
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
The unaudited consolidated financial statements as of March 31, 2011 and for the three month periods ended March 31, 2011 and 2010 have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ( the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the 2010 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) as filed with the SEC.
Critical Accounting Policies:
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
NOTE 2. ADOPTION OF NEW ACCOUNTING STANDARDS
In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.” The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended March 31, 2011. The amendments in ASU No. 2011-01 defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring. As the provisions of this ASU only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this ASU will have no impact on the Company’s statements of income and condition.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
NOTE 2. ADOPTION OF NEW ACCOUNTING STANDARDS (Continued)
In April 2011, the FASB issued ASU No. 2011-02, “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties. A provision in ASU No. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20. The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011. The adoption of ASU No. 2011-02 is not expected to have a material impact on the Company’s statements of income and condition.
NOTE 3 — SECURITIES AVAILABLE FOR SALE
The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at March 31, 2011 and December 31, 2010 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2011
U.S. government sponsored entities	$5,966	$—	$(57)	$5,909
Mortgage-backed — residential	33,163	720	(90)	33,793
State and municipal	18,695	216	(144)	18,767
Corporate	8,945	3	(1,947)	7,001

Total	$66,769	$939	$(2,238)	$65,470

December 31, 2010
U.S. government sponsored entities	$6,016	$—	$(79)	$5,937
Mortgage-backed — residential	31,428	720	(173)	31,975
State and municipal	18,831	148	(428)	18,551
Corporate	8,949	—	(1,930)	7,019

Total	$65,224	$868	$(2,610)	$63,482

The proceeds from sales of securities and the associated gains and losses are listed below:

	Three months ended
	March 31,
	2011	2010
Proceeds	$—	$29,868
Gross gains	—	315
Gross losses	—	—

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
NOTE 3 — SECURITIES AVAILABLE FOR SALE (Continued)
The amortized cost and fair value of the securities portfolio are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage backed securities are presented separately due to varying maturity dates as a result of prepayments.

	March 31, 2011
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one through five years	2,087	1,976
Due after five through ten years	14,451	14,482
Due after ten years	17,068	15,219
Mortgage backed — residential	33,163	33,793

Total	$66,769	$65,470

At March 31, 2011 and December 31, 2010, respectively, securities totaling $50,834 and $43,279 were pledged to secure public deposits and repurchase agreements.
At March 31, 2011 and December 31, 2010, the Company held securities with a face value of $5,000 and fair value of $3,179 in trust preferred securities issued by Tennessee Commerce Statutory Trust and securities with a face value of $2,945 and fair value of $2,948 issued by First Union Capital. Other than these investments and investments of U.S. Government sponsored entities, the Company did not hold securities of any one issuer in an amount greater than 10% of shareholders’ equity as of March 31, 2011 or December 31, 2010. The First Union Capital security was called in the second quarter of 2011.
The following table summarizes securities with unrealized losses at March 31, 2011 and December 31, 2010 aggregated by major security type and length of time in a continuous unrealized loss position:
March 31, 2011

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government sponsored entities	$5,909	$(57)	$—	$—	$5,909	(57)
Mortgage-backed — residential	11,035	(90)	—	—	11,035	(90)
State and municipal	6,646	(135)	668	(9)	7,314	(144)
Corporate	—	—	5,874	(1,947)	5,874	(1,947)

Total temporarily impaired	$23,590	$(282)	$6,542	$(1,956)	$30,132	$(2,238)

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
NOTE 3 — SECURITIES AVAILABLE FOR SALE (Continued)
December 31, 2010

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

U.S. Government sponsored entities	$5,937	$(79)	$—	$—	$5,937	$(79)
Mortgage-backed — residential	10,301	(173)	—	—	10,301	(173)
State and municipal	9,299	(419)	669	(9)	9,968	(428)
Corporate	2,936	(12)	4,083	(1,918)	7,019	(1,930)

Total temporarily impaired	$28,473	$(683)	$4,752	$(1,927)	$33,225	$(2,610)

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
March 31, 2011
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
As of March 31, 2011, the Company’s security portfolio consisted of 90 securities, 29 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s corporate securities, as discussed below:
Corporate Securities
The Company’s unrealized losses on other securities relate primarily to its investment in single issue trust preferred securities. The decline in fair value is primarily attributable to illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Due to the illiquidity in the market, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time. Management’s analysis concluded that the securities have not had an adverse change in expected cash flows and that the Company does not intend to sell the securities, and it is more likely than not that the Company will not be required to sell the securities prior to their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2011.
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
NOTE 4. FAIR VALUE (Continued)
Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.
The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:
Investment Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3 inputs). Discounted cash flows are calculated using estimates of current market rates for each type of security. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.
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
Other Real Estate Owned: Nonrecurring adjustments to certain commercial and residential real estate properties classified as other real estate owned are measured at fair value, less costs to sell. Fair values are generally based on third party appraisals of the property, resulting in a Level 3 classification. In cases where the carrying amount exceeds the fair value, less costs to sell, an impairment loss is recognized.
Mortgage Banking Derivatives: The fair value of mortgage banking derivatives is determined by individual third party sales contract prices for the specific loans held at each reporting period end (level 2 inputs). The fair value adjustment is included in other assets.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
NOTE 4. FAIR VALUE (Continued)
Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements at
		March 31, 2011 using
		Significant
		Other
		Observable	Significant
	Carrying	Inputs	Unobservable
	Value	(Level 2)	Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government sponsored entities	$5,909	$5,909	$—
Mortgage-backed — residential	33,793	33,793	—
State and municipal	18,767	18,767	—
Corporate	7,001	2,948	4,053

Total available for sale securities	65,470	61,417	4,053
Mortgage banking derivatives	3	3	—
Loans held for sale	5,123	5,123	—

		Fair Value Measurements at
		December 31, 2010 using
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
NOTE 4. FAIR VALUE (Continued)
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31, 2011 and 2010:

	Fair Value Measurements Using Significant Unobservable
	Inputs (Level 3)
	Available for sale securities — Corporate
	March 31, 2011	March 31, 2010
Balance at January 1	$4,083	$5,639
Securities impairment	—	—
Change in fair value	(30)	13

Balance at March 31	$4,053	$5,652

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	March 31, 2011
		Fair Value
		Measurements
		using other
		significant
		unobservable
	Carrying Value	inputs (Level 3)
Assets:
Impaired loans:
Real estate construction	$19,085	$19,085
1-4 Family residential	4,602	4,602
Commercial real estate	3,363	3,363
Other real estate secured loans	270	270
Commercial, financial and agricultural	517	517
Consumer	12	12

Total impaired loans	27,849	27,849
Other real estate owned:
Construction and development	6,016	6,016
1-4 Family residential	3,266	3,266
Commercial	401	401

Total other real estate owned	$9,683	$9,683

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
NOTE 4. FAIR VALUE (Continued)

	December 31, 2010
		Fair Value
		Measurements
		using other
		significant
		unobservable
	Carrying Value	inputs (Level 3)
Assets:
Impaired loans:
Real estate construction	$19,174	$19,174
1-4 Family residential	6,997	6,997
Commercial real estate	2,691	2,691
Commercial, financial and agricultural	513	513

Total impaired loans	29,375	29,375
Other real estate owned:
Construction and development	8,026	8,026
1-4 Family residential	2,799	2,799
Commercial	399	399

Total other real estate owned	$11,224	$11,224
Impaired loans, with specific allocations based on the fair value of the underlying collateral for collateral dependent loans, had a principal balance of $36,252, with a valuation allowance of $8,403, resulting in an additional provision for loan losses of $1,789 for the three month period ended March 31, 2011, compared to additional provision of $1,118 in the first three months of 2010. Impaired loans, with specific allocations based on the fair value of the underlying collateral for collateral dependent loans, had a carrying amount of $35,860, with a valuation allowance of $6,485, resulting in an additional provision for loan losses of $9,129 for the year ended December 31, 2010.
Other real estate owned, measured at fair value less costs to sell, had a net carrying amount of $9,683, which is made up of the outstanding balance of $12,534, net of a valuation allowance of $2,851 at March 31, 2011, resulting in a write-down of $43 charged to expense in the three months ended March 31, 2011, compared to a write-down of $29 charged to expense in the first three months of 2010. Net carrying amount was $11,224 at December 31, 2010, which was made up of the outstanding balance of $14,294, net of a valuation allowance of $3,070, resulting in a write-down of $2,318 charged to expense during 2010.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
NOTE 4. FAIR VALUE (Continued)
Carrying amount and estimated fair values of significant financial instruments at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$62,140	$62,140	$60,303	$60,303
Time deposits in other financial institutions	1,245	1,246	1,959	1,960
Securities available for sale	65,470	65,470	63,482	63,482
Loans held for sale	5,123	5,123	4,282	4,282
Loans, net of allowance	480,590	471,115	488,807	480,657
Restricted equity securities	1,727	N/A	1,727	N/A
Accrued interest receivable	2,548	2,548	2,528	2,528
Financial liabilities
Total deposits	$587,679	$589,559	$595,069	$597,596
Accrued interest payable	2,216	2,216	1,667	1,667
Repurchase agreement	7,000	7,387	7,000	7,447
Federal Home Loan Bank advances	16,000	16,257	16,000	16,317
Subordinated debentures	23,000	13,704	23,000	13,519
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
NOTE 5. LOANS
Set forth below is a table of the Company’s loans by class at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Real estate construction:
Residential construction	$37,823	7.6%	$37,689	7.4%
Other construction	51,923	10.4%	52,220	10.3%
1-4 Family residential:
Revolving, open ended	40,906	8.2%	40,608	8.0%
First liens	118,285	23.6%	118,493	23.4%
Junior liens	7,188	1.4%	7,775	1.5%
Commercial real estate:
Farmland	9,004	1.8%	8,986	1.8%
Owner occupied	70,151	14.0%	69,901	13.8%
Non-owner occupied	98,014	19.6%	96,629	19.1%
Other real estate secured loans	7,078	1.4%	7,206	1.4%
Commercial, financial and agricultural:
Agricultural	1,376	0.3%	1,279	0.3%
Commercial and industrial	40,441	8.1%	47,174	9.3%
Consumer	9,187	1.8%	9,723	1.9%
Tax exempt	89	0.0%	118	0.0%
Other	8,900	1.8%	9,173	1.8%

	$500,365	100.0%	$506,974	100.0%

(1)	Does not include mortgage loans held for sale at March 31, 2011 and December 31, 2010.
Transactions in the allowance for loan losses for the three months ended March 31, 2011 and 2010 were as follows:

	Three Months	Three Months
	Ended	Ended
	March 31,	March 31,
	2011	2010

Beginning Balance	$18,167	$13,347

Add (deduct):
Losses charged to allowance	(263)	(1,854)
Recoveries credited to allowance	41	53
Provision for loan losses	1,830	1,127

Ending Balance	$19,775	$12,673

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
NOTE 3 — LOANS (Continued)
The following tables present activity in allowance for loan losses and the outstanding loan balance by portfolio segment and based on impairment method as of March 31, 2011. The balances for “recorded investment” in the following tables related to credit quality do not include approximately $2,066 in accrued interest receivable at March 31, 2011. Accrued interest receivable is a component of the Company’s recorded investment in loans.

				Other
				Real
				Estate	Commercial,
	Real Estate	1-4 Family	Commercial Real	Secured	Financial and		Tax	Other
	Construction	Residential	Estate	Loans	Agricultural	Consumer	Exempt	Loans	Unallocated	Total
Allowance for Loan Losses:
Beginning Balance	$6,522	$5,513	$2,373	$22	$1,536	$103	$—	$1,472	$626	$18,167
Charge-offs	(132)	(110)	—	—	(7)	(14)	—	—	—	(263)
Recoveries	2	15	4	6	—	14	—	—	—	41
Provision	1,997	72	(364)	39	(153)	(40)	—	274	5	1,830

Total ending allowance balance	$8,389	$5,490	$2,013	$67	$1,376	$63	$—	$1,746	$631	$19,775

Ending allowance balance attributable to loans at March 31, 2011:
Individually evaluated for impairment	$6,443	$1,980	$800	$43	$275	$1	$—	$—	$—	$9,542
Collectively evaluated for Impairment	1,946	3,510	1,213	24	1,101	62	—	1,746	631	10,233

Total ending allowance balance	$8,389	$5,490	$2,013	$67	$1,376	$63	$—	$1,746	$631	$19,775

Ending allowance balance attributable to loans at December 31, 2010:
Individually evaluated for impairment	$4,796	$1,579	$690	$—	$233	$10	$—	$—	$—	$7,308
Collectively evaluated for Impairment	1,726	3,934	1,683	22	1,303	93	—	1,472	626	10,859

Total ending allowance balance	$6,522	$5,513	$2,373	$22	$1,536	$103	$—	$1,472	$626	$18,167

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)

				Other
				Real
				Estate	Commercial,
	Real Estate	1-4 Family	Commercial	Secured	Financial and		Tax	Other
	Construction	Residential	Real Estate	Loans	Agricultural	Consumer	Exempt	Loans	Unallocated	Total

Loans at March 31, 2011:
Individually evaluated for impairment	$32,142	$13,991	$7,264	$313	$809	$15	$—	$—		$54,534
Collectively evaluated for impairment	57,604	152,388	169,905	6,765	41,008	9,172	89	8,900		445,831

Total loans balance	$89,746	$166,379	$177,169	$7,078	$41,817	$9,187	$89	$8,900		$500,365

Loans at December 31, 2010:
Individually evaluated for impairment	$30,522	$15,881	$4,798	$—	$818	$10	$—	$—		$52,059
Collectively evaluated for impairment	59,357	150,995	170,718	7,206	47,635	9,713	118	9,173		454,915

Total loans balance	$89,909	$166,876	$175,516	$7,206	$48,453	$9,723	$118	$9,173		$506,974

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
NOTE 5. LOANS (Continued)
Individually impaired loans were as follows:

	March 31,	December 31,
	2011	2010
Period-end loans with no allocated allowance for loan losses after partial chargeoffs of $5,847 in 2011 and $6,349 in 2010	$7,748	$9,626
Period-end loans with allocated allowance for loan losses	46,786	42,433

Total	$54,534	$52,059

Amount of the allowance for loan losses allocated	$9,542	$7,308

Average of impaired loans during the period	$53,297	$37,519

	Three Months Ended
	March 31,
	2011	2010
Average of impaired loans during the period	$53,297	$29,759
Interest income recognized during impairment	390	417
Cash-basis interest income recognized	365	192

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
NOTE 5. LOANS (Continued)
Loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2011:

			Allowance
	Unpaid		for Loan	Average		Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$4,052	$2,156	$—	$2,989	$—	$—
Other construction	4,323	2,133	—	2,319	4	—
1-4 Family residential:
Revolving, open ended	289	92	—	92	—	—
First liens	1,622	1,622	—	1,658	16	15
Junior liens	316	316	—	158	—	—
Commercial real estate:
Farmland	—	—	—	—	—	—
Owner occupied	775	775	—	624	1	3
Non-owner occupied	158	158	—	327	—	—
Other real estate secured loans	—	—	—	—	—	—
Commercial, financial and agricultural:
Commercial and industrial	1,852	493	—	520	—	—
Consumer	3	3	—	2	—	—

Total with no related allowance recorded	13,390	7,748	—	8,689	21	18

With an allowance recorded:
Real estate construction:
Residential construction	13,621	13,444	3,982	12,275	110	99
Other construction	14,437	14,408	2,461	13,762	33	17
1-4 Family residential:
Revolving, open ended	182	182	169	1,070	1	1
First Liens	11,704	11,704	1,774	11,677	142	121
Junior Liens	76	76	37	283	1	2
Commercial real estate:
Farmland	889	889	44	687	11	7
Owner occupied	2,935	2,935	317	2,050	37	65
Non-owner occupied	2,507	2,507	439	2,342	33	33
Other real estate secured loans	313	313	43	157	—	—
Commercial, financial and agricultural:
Commercial and industrial	316	316	275	294	1	1
Consumer	12	12	1	11	—	1

Total with an allocated allowance recorded	46,992	46,786	9,542	44,608	369	347

Total	$60,382	$54,534	$9,542	$53,297	$390	$365

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
NOTE 5. LOANS (Continued)
Loans individually evaluated for impairment by class of loans at December 31, 2010:

			Allowance for
	Unpaid Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
With no related allowance recorded:
Real estate construction:
Residential construction	$5,896	$3,822	$—
Other construction	4,722	2,505	—
1-4 Family residential:
Revolving, open ended	289	92	—
First Liens	2,233	1,693	—
Commercial real estate:
Farmland	—	—	—
Owner occupied	473	473	—
Non-owner occupied	496	496	—
Other real estate secured loans	—	—	—
Commercial, financial and agricultural:
Commercial and industrial	1,904	546	—
With an allowance recorded:
Real estate construction:
Residential construction	11,107	11,107	3,057
Other construction	13,117	13,117	1,739
1-4 Family residential:
Revolving, open ended	1,957	1,957	162
First Liens	11,651	11,651	1,326
Junior Liens	649	489	91
Commercial real estate:
Farmland	485	485	37
Owner occupied	1,165	1,165	259
Non-owner occupied	2,179	2,179	394
Commercial, financial and agricultural:
Commercial and industrial	272	272	233
Consumer	10	10	10

Total	$58,605	$52,059	$7,308

	March 31,	December 31,
	2011	2010
Troubled debt restructurings still accruing	$14,115	$16,558
Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
NOTE 5. LOANS (Continued)
The Company has allocated $3,486 of specific allocations to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2011 compared to $3,261 at December 31, 2010. The Company lost $34 of interest income in the first three months of 2011 that would have been recorded in interest income if the specific loans had not been restructured. Balances for troubled debt restructurings by class of loan were as follows:

		March 31, 2011
		Pre-Modification
		Outstanding	Post-Modification
		Recorded	Outstanding
	Number of Contracts	Investment	Recorded Investment
Real estate construction:
Residential construction	2	$2,724	$2,724
Other construction	5	6,237	6,237
1-4 Family residential:
First Liens	17	7,672	7,672
Junior Liens	1	9	9
Commercial real estate:
Farmland	1	485	485
Owner occupied	1	1,770	1,770
Non-owner occupied	1	2,175	2,175

Total	28	$21,072	$21,072
The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
		Loans past due		Loans past due
		over 90 Days		over 90 Days
	Nonaccrual	Still Accruing	Nonaccrual	Still Accruing
Real estate construction:
Residential construction	$9,264	$—	$11,258	$—
Other construction	18,153	—	12,598	—
1-4 Family residential:
Revolving, open ended	1,001	—	62	—
First Liens	2,800	—	2,060	—
Junior Liens	420	—	469	—
Commercial real estate:
Farmland	1,418	—	1,357	—
Owner occupied	7,028	—	7,453	—
Non-owner occupied	825	—	505	—
Other real estate loans	312	—	—	—
Commercial, financial and agricultural:
Agricultural	—	—	—	—
Commercial and industrial	139	—	869	—
Consumer	37	—	44	—
Tax exempt	—	—	—	—
Other loans	4	—	—	—

Total	$41,401	$—	$36,675	$—

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
NOTE 5. LOANS (Continued)
The following tables present the aging of the recorded investment in past due loans, including nonaccrual loans as of March 31, 2011 and December 31, 2010 by class of loans:

	30-59	60-89	Greater than
	Days	Days	90 Days Past	Total Past	Loans Not
	Past Due	Past Due	Due	Due	Past Due	Total
March 31, 2011
Real estate construction:
Residential construction	$1,600	$2,685	$8,198	$12,483	$25,340	$37,823
Other construction	3,041	3,492	9,069	15,602	36,321	51,923
1-4 Family residential:
Revolving, open ended	1,682	—	400	2,082	38,824	40,906
First Liens	4,017	2,804	2,800	9,621	108,664	118,285
Junior Liens	64	36	420	520	6,668	7,188
Commercial real estate:
Farmland	1,399	1,217	60	2,676	6,328	9,004
Owner occupied	6,872	823	1,822	9,517	60,634	70,151
Non-owner occupied	12,515	887	796	14,198	83,816	98,014
Other real estate secured loans	756	—	313	1,069	6,009	7,078
Commercial, financial and agricultural:
Agricultural	—	—	—	—	1,376	1,376
Commercial and industrial	3,651	283	1,053	4,987	35,454	40,441
Consumer	111	10	16	137	9,050	9,187
Tax exempt	—	—	—	—	89	89
Other loans	—	—	—	—	8,900	8,900

Total	$35,708	$12,237	$24,947	$72,892	$427,473	$500,365

	30-59	60-89	Greater than
	Days	Days	90 Days Past	Total Past	Loans Not
	Past Due	Past Due	Due	Due	Past Due	Total
December 31, 2010
Real estate construction:
Residential construction	$1,721	$—	$4,924	$6,645	$31,044	$37,689
Other construction	638	191	6,395	7,224	44,996	52,220
1-4 Family residential:
Revolving, open ended	693	222	62	977	39,631	40,608
First Liens	1,647	1,843	2,060	5,550	112,943	118,493
Junior Liens	144	328	469	941	6,834	7,775
Commercial real estate:
Farmland	104	—	1,356	1,460	7,526	8,986
Owner occupied	844	65	7,914	8,823	61,078	69,901
Non-owner occupied	—	—	535	535	96,094	96,629
Other real estate secured loans	—	—	—	—	7,206	7,206
Commercial, financial and agricultural:
Agricultural	6	—	—	6	1,273	1,279
Commercial and industrial	509	47	1,019	1,575	45,599	47,174
Consumer	155	87	44	286	9,437	9,723
Tax exempt	—	—	—	—	118	118
Other loans	—	—	—	—	9,173	9,173

Total	$6,461	$2,783	$24,778	$34,022	$472,952	$506,974

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
NOTE 5. LOANS (Continued)
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
NOTE 5. LOANS (Continued)
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

			Special
	Pass	Watch	Mention	Substandard	Doubtful
March 31, 2011:
Real estate construction:
Residential construction	$14,128	$7,060	$—	$1,036	$—
Other construction	30,215	4,754	—	411	—
1-4 Family residential:
Revolving, open ended	38,737	306	50	1,539	—
First Liens	84,483	15,539	2,625	2,312	—
Junior Liens	6,009	585	—	203	—
Commercial real estate:
Farmland	6,686	1,369	—	60	—
Owner occupied	54,068	2,101	—	10,271	—
Non-owner occupied	83,151	55	653	11,491	—
Other real estate loans	4,538	—	2,227	—	—
Commercial, financial and agricultural:
Agricultural	1,376	—	—	—	—
Commercial and industrial	36,460	2,593	60	519	—
Consumer	8,780	93	14	285	—
Tax exempt	89	—	—	—	—
Other loans	189	—	—	8,711	—

Total	$368,909	$34,455	$5,629	$36,838	$—

			Special
	Pass	Watch	Mention	Substandard	Doubtful
December 31, 2010
Real estate construction:
Residential construction	$15,622	$5,430	$—	$1,708	$—
Other construction	31,327	4,158	—	1,112	—
1-4 Family residential:
Revolving, open ended	36,878	246	50	1,386	—
First Liens	86,178	11,512	1,766	5,694	—
Junior Liens	6,261	575	—	449	—
Commercial real estate:
Farmland	6,514	1,987	—	—	—
Owner occupied	57,556	1,426	969	8,311	—
Non-owner occupied	80,715	55	653	12,532	—
Other real estate loans	7,206	—	—	—	—
Commercial, financial and agricultural:
Agricultural	1,229	—	—	50	—
Commercial and industrial	43,302	2,488	64	502	—
Consumer	9,294	87	12	320	—
Tax exempt	118	—	—	—	—
Other loans	371	—	—	8,802	—

Total	$382,571	$27,964	$3,514	$40,866	$—

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2011
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

	Three months ended
	March 31,
	2011	2010
Basic
Net income (loss)	$(469)	$307
Less: Earnings allocated to preferred stock	(239)	(239)
Less: Accretion of preferred stock discount	(42)	(40)
Less: Earnings allocated to participating securities	—	—

Net earnings (loss) allocated to common stock	(750)	28

Weighted common shares outstanding including participating securities	3,272,773	3,271,254
Less: Participating securities	—	(765)

Weighted average common shares	3,272,773	3,270,489

Basic earnings (loss) per share	$(0.23)	$0.01

Diluted
Net earnings (loss) allocated to common stock	$(750)	$28

Weighted average shares	3,272,773	3,270,489
Add: Dilutive effects of assumed exercises of stock options	—	3,650

Average common shares and dilutive potential common shares	3,272,773	3,274,139

Diluted earnings (loss) per share	$(0.23)	$0.01

At March 31, 2011 and 2010, respectively, stock options for 205,630 and 211,280 shares of common stock were not considered in computing diluted earnings per share because they were antidilutive.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
NOTE 7. INCOME TAXES
Due to economic conditions and losses recognized during the past three years, the Company established a valuation allowance against materially all of its deferred tax assets. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income.
NOTE 8. REGULATORY MATTERS
During the first quarter of 2010, the Bank was subject to a joint examination by the FDIC and the Tennessee Department of Financial Institutions (“TDFI”). During the third quarter of 2010, the Bank received a final report from the examination and notification of an informal regulatory action in the form of an informal agreement (“agreement”) between the Company, the FDIC, and TDFI. The agreement, which the Bank entered into on October 19, 2010 requires the Bank to achieve by March 31, 2011 and maintain thereafter regulatory capital ratios higher than those required under current regulatory capital guidelines. The required ratios are 8.0% for tier 1 capital to average assets, 10.0% for tier 1 to risk weighted assets, and 12.0% for total capital to risk weighted assets. As of March 31, 2011, the Bank has not achieved the capital ratios required by the agreement. The agreement also restricts the Bank from paying any dividends to the Company if the dividend would cause the Bank’s regulatory capital ratios to fall below the agreement-required ratios. The Bank will also be required to implement additional programs to improve the overall asset quality and reduce exposure to problem assets. The agreement does not subject the Bank to additional limitations on its ability to accept or renew brokered deposits or to pay interest on deposits above proscribed rates.
During the fourth quarter of 2010, the Company was notified of a review of the holding company performed by the Federal Reserve Bank (“FRB”). As a result of the review, the FRB requested the board of directors adopt a resolution agreeing that the Company will not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The Company requested permission to make preferred dividend payments and interest payments on subordinated debt that are scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to defer interest payments on each of its three subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. At March 31, 2011, the company has a $415 of interest accrued for which payment is being deferred. During the deferral period, the Company may not pay any dividends on its common or preferred stock. Accordingly, the Company will be required to suspend its dividend payments on its fixed rate cumulative perpetual preferred stock beginning in the second quarter of 2011, unless the Company is able to obtain the FRB’s consent to the declaration and payment of such dividends as well as payment of interest due on the Company’s subordinated debt.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
March 31, 2011
(Unaudited)
NOTE 8. REGULATORY MATTERS (Continued)
As a result of its losses in 2010 and 2009, the Bank is prohibited from declaring dividends, without prior approval from the TDFI and FDIC. The terms of the agreement with the FDIC and TDFI also prohibit the Bank from paying dividends to the Company if its capital levels are below the minimum levels set out in the agreement. The minimum levels outlined in the agreement were: total capital to risk weighted assets, 12.00%; tier 1 to risk weighted assets, 10.00%; and tier 1 to average assets, 8.00%. The Bank agreed to achieve and maintain the higher capital ratios by March 31, 2011. Because the Bank’s capital levels at December 31, 2010 and March 31, 2011 were below those that it had committed to the TDFI and FDIC it would maintain, the Bank will be required to increase its capital levels. Because the Company does not have cash available to contribute to the Bank in an amount sufficient to enable the Bank to achieve the capital levels it committed to maintain, the Company will have to raise capital in order to assist the Bank in meeting its obligations. The Company is currently considering the options available to it to raise capital, including the sale of common or preferred stock or participation in the Small Business Lending Fund (“SBLF”), for which the Company has applied to participate but not yet been informed by the U.S. Treasury of whether it will be accepted. If the Company is unable to raise capital through the issuance of common or preferred stock, including through the SBLF program, in an amount sufficient to enable it to contribute sufficient capital to the Bank to aid the Bank in achieving, and thereafter maintaining, its commitments to the FDIC and the TDFI, the Company would need to explore additional options to generate the necessary capital, which could included the sale of certain branch locations or other assets, or alternatively the sale of the Company. Because a significant portion of the Company’s capital is in the form of trust preferred securities and preferred stock, each of which would have priority in a liquidation over the Company’s common shareholders, the price at which the Company could sell its common stock in an amount that is sufficient to raise the necessary capital would likely be lower than the Company’s book value per share, or tangible book value per share, and accordingly would likely be at a price that would result in substantial dilution for the Company’s existing common shareholders. The Company is also restricted in the types and amounts of dividends that can be paid because of its participation in the CPP and as a result of its informal commitment to the FRB.
During the first quarter of 2011, the Bank was subject to a joint examination by the FDIC and the Tennessee Department of Financial Institutions (“TDFI”). Based on initial findings presented to the Company’s management, the Company expects that either the FDIC or TDFI or both may replace the existing informal agreement with a formal agreement, the form of which is yet undetermined. The Company believes that the formal agreement will impose restrictions on the Bank similar to those included in the informal agreement currently in effect.
At March 31, 2011 and December 31, 2010, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines and the ratios required by the Bank’s informal commitment to the FDIC were as follows:

					To Be Well		Required by Terms
					Capitalized Under		of Informal
			For Capital		Prompt Corrective		Agreement with
	Actual		Adequacy Purposes		Action Provisions		FDIC
March 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Bank	$50,064	10.29%	$38,923	8.00%	$48,654	10.00%	$58,027	12.00%
Consolidated	51,547	10.56%	39,051	8.00%	N/A	N/A	N/A	N/A

Tier 1 to risk weighted assets
Bank	$43,814	9.01%	$19,461	4.00%	$29,193	6.00%	$48,654	10.00%
Consolidated	30,516	6.25%	19,526	4.00%	N/A	N/A	N/A	N/A

Tier 1 to average assets
Bank	$43,814	6.61%	$26,513	4.00%	$33,142	5.00%	$53,027	8.00%
Consolidated	30,516	4.59%	26,620	4.00%	N/A	N/A	N/A	N/A

December 31, 2010
Total Capital to risk weighted assets
Bank	$50,066	10.14%	$39,508	8.00%	$49,385	10.00%	N/A	N/A
Consolidated	52,220	10.57%	39,538	8.00%	N/A	N/A	N/A	N/A

Tier 1 to risk weighted assets
Bank	$43,745	8.86%	$19,754	4.00%	$29,631	6.00%	N/A	N/A
Consolidated	31,123	6.30%	19,770	4.00%	N/A	N/A	N/A	N/A

Tier 1 to average assets
Bank	$43,745	6.44%	$27,159	4.00%	$33,949	5.00%	N/A	N/A
Consolidated	31,123	4.57%	27,259	4.00%	N/A	N/A	N/A	N/A

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
(amounts in thousands, except share and per share data)
The following discussion compares the financial condition of Community First, Inc. (the “Company”) at March 31, 2011, to December 31, 2010, and the results of operations for the three months ended March 31, 2011 and 2010. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.
Certain of the statements made herein, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on April 15, 2011 (File No. 000-49966) (the “2010 Form 10-k”) and in other reports we file with the SEC from time to time; including Part II, Item 1A “Risk Factors” below, and the following:
OVERVIEW (Continued)
•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	greater than anticipated deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA;

•	our ability to raise sufficient amounts of capital to enable the Bank to achieve the capital commitments it has made to its primary regulators;

•	failure to maintain capital levels above levels required by federal banking regulators or commitments or agreements the Company or the Bank makes with its regulators;

•	the failure of assumptions underlying the establishment of valuation allowances for probable loan losses and other estimates;

•	further deterioration in the valuation of other real estate owned;

OVERVIEW (Continued)
•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations, including those resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	continuation of the historically low short-term interest rate environment;

•	rapid fluctuations or unanticipated changes in interest rates;

•	any activity that would cause the Company to conclude that there was impairment of any asset, including any other intangible asset;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	changes in accounting policies, rules and practices;

•	the impact of governmental restrictions on entities participating in the CPP;

•	our potential growth, including our entrance or expansion into new markets, and the need for sufficient capital to support that growth;

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other circumstances, many of which may be beyond our control.
All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.
FINANCIAL CONDITION
Total assets as of March 31, 2011 decreased 1.1%, or $7,206 to $660,174, compared to $667,380 at December 31, 2010. The decrease in total assets was primarily due to a decrease in loans and other real estate owned, offset by an increase in cash and cash equivalents. Total liabilities decreased 1.1%, or $6,970 to $637,649 at March 31, 2011 compared to $644,619 at December 31, 2010. The decrease in liabilities was primarily due to decreases in deposits. Total equity decreased 1.0%, or $236 to $22,525 at March 31, 2011 compared to $22,761 at December 31, 2010.

FINANCIAL CONDITION (Continued)
Cash and Cash Equivalents
Cash and cash equivalents were $62,140 at March 31, 2011 compared to $60,303 at December 31, 2010. The increase is primarily due to additional cash generated by the reduction in loans held for sale, gross loans, and other real estate owned, offset by the reduction in total deposits.
Loans
Total loans (excluding mortgage loans held for sale) at March 31, 2011 were $500,365, compared to $506,974 at December 31, 2010, a decrease of $6,609. The decrease in loans during the quarter is primarily due to one loan totaling $4,455 that was transferred to loans held for sale and a continuation of decreased loan demand and, increased loan repayments. The most significant decrease in loan balances occurred in commercial and industrial loans.
Loans in the portfolio at March 31, 2011 of approximately $193,368, or 38.6%, are at a variable rate of interest, $265,596, or 53.2%, are at a fixed rate, and $41,401, or 8.2% are nonaccrual. $255,030 or 50.5% of total loans reprice within one year. As market rates dropped during the economic recession, management implemented rate floors for many variable rate loans in order to protect the Bank’s net interest margin. As a result, when market rates begin to rise, loans at their floor will not reprice at higher rates until market rates rise above their contractual floor rates. Only the loans noted above that have variable rates not at a floor rate will reprice with the first increase in market rates. The existence of these rate floors may negatively impact our net interest margin when rates begin to rise, at least until rates rise above these floors.
Management anticipates continued declines in loan demand during the remainder of 2011, which will likely result in further decreases in gross loans. If economic conditions in the Bank’s market area cause a further reduction in loan demand, additional decreases in total loans is possible.
Securities Available for Sale
Set forth below is a table showing the carrying amount and breakdown of the Company’s securities available for sale at March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total

U.S. Government sponsored entities	$5,909	9.0%	$5,937	9.4%
Mortgage-backed — residential	33,793	51.6%	31,975	50.4%
State and municipal	18,767	28.7%	18,551	29.2%
Corporate	7,001	10.7%	7,019	11.0%

Total	$65,470	100.0%	$63,482	100.0%

The Company’s securities portfolio is used to provide yield and for pledging purposes to secure public fund deposits. As of March 31, 2011, the carrying value of securities increased $1,988 to $65,470, compared to $63,482 at December 31, 2010. Securities available for sale as a percentage of total assets was 9.9% at March 31, 2011, compared to 9.5% at December 31, 2010. Net unrealized loss on available for sale securities was $1,299 at March 31, 2011, compared to $1,742 at December 31, 2010. Management is continually monitoring the credit quality of the Bank’s investments and believes any unrealized losses that exist in the Bank’s portfolio to be temporary based on the high bond ratings and anticipated recovery of bonds held. The Company does not have the intent to sell

FINANCIAL CONDITION (Continued)
these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.
Other Real Estate Owned
At March 31, 2011, other real estate owned totaled $10,249, a decrease of $1,542 from $11,791 at December 31, 2010. The balance of other real estate owned is comprised of $9,683 of properties acquired through or in lieu of foreclosure on real estate loans, $82 of loans made to facilitate the sale of other real estate owned, and $484 of property acquired by the Company for future Bank branch locations that is no longer intended for that purpose and currently held for sale. The balance of other real estate owned (excluding adjustments for loans to facilitate the purchase of foreclosed properties and bank properties) decreased 13.7% to $9,683 at March 31, 2011 compared to $11,224 at December 31, 2010.
Deposits
The Company relies on the Bank’s deposit growth, as well as alternative funding sources such as other borrowed money, FHLB advances, and federal funds purchased from correspondent banks to fund its operations.
The following table sets forth the composition of the deposits at March 31, 2011 and December 31, 2010.

	March 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$46,683	7.9%	$49,333	8.3%
Interest-bearing demand accounts	133,973	22.8%	121,759	20.5%
Savings accounts	19,990	3.4%	19,250	3.2%
Time deposits greater than $100	173,187	29.5%	188,751	31.7%
Other time deposits	213,846	36.4%	215,976	36.3%

Total	$587,679	100.0%	$595,069	100.0%

Total deposits were $587,679 at March 31, 2011, compared to $595,069 at December 31, 2010, a decrease of $7,390. The decrease was primarily due to the Bank utilizing excess cash on hand to pay off maturing national market time deposits. National market deposits decreased $9,039 during the quarter. Personal CDs also decreased $8,939 during the quarter. The decrease in personal CDs was partially offset by increases in interest bearing demand accounts of $12,214 during the quarter.
During the majority of 2010 and through March 31, 2011, the Bank has maintained higher than normal balances in cash and cash equivalents as a result of loan payoffs outpacing loan demand. Management has been utilizing the available cash to pay off national market and broker deposits as they have matured, resulting in significant improvements in net interest margin. Management further anticipates seeking additional core customer deposits during 2011 in order to improve the Bank’s overall liquidity position as well as net interest income and to continue to reduce the Bank’s reliance on national market and broker deposits.

FINANCIAL CONDITION (Continued)
Federal Home Loan Bank Advances
The Company had borrowed $16,000 in fixed rate advances from the Federal Home Loan Bank (“FHLB”) as of March 31, 2011 and December 31, 2010. The Company had $17,806 available for future borrowings from the FHLB at March 31, 2011. The fixed interest rates on these advances ranged from 1.91% to 2.71% at March 31, 2010 with a weighted average rate of 2.34% and a weighted average remaining maturity of 23.1 months. These borrowings are secured by a blanket collateral agreement for certain loans secured by 1-4 family residential properties, commercial real estate, and home equity lines of credit. At March 31, 2011, undrawn standby letters of credit with FHLB totaled $9,000. The letters of credit are used to meet pledging requirements of the State of Tennessee Bank Collateral Pool.
Shareholders’ Equity
At March 31, 2011, shareholders’ equity totaled $22,525, an decrease of $236 from $22,761 at December 31, 2010. The decrease was primarily due to net loss of $469, dividends declared on preferred stock and amortization of the discount on preferred stock offset by an increase in other comprehensive income of $442.
The preferred shares represent the U.S. Treasury’s investment in the Company as part of our participation in the Capital Purchase Program (the “CPP”). The $17,806 liquidation value Senior Preferred shares have a cumulative dividend rate of 5% per year, until February 27, 2014, the fifth anniversary of the Treasury investment, and a dividend rate of 9% thereafter. In addition, under the terms of the CPP, the Company issued warrants to Treasury to purchase additional preferred shares equal to 5% of the investment in Senior Preferred shares at a discounted exercise price. The U.S. Treasury exercised the options immediately upon investment in the Senior Preferred shares, which resulted in issuance of 890 warrant preferred shares. The U.S. Treasury’s exercise of the warrants resulted in a net discount on the issuance of the preferred shares of $890. The discount will be amortized over the next five years, which is the anticipated life of the shares. The $890 liquidation value Warrant Preferred shares have a cumulative dividend rate of 9% per year until redeemed. Dividends on both Senior Preferred and Warrant Preferred shares are required to be paid quarterly. Total required annual dividends for both Senior Preferred and Warrant Preferred shares are expected to be as follows: 2011 — 2013: $970 per year; 2014: $1,564; 2015 and thereafter: $1,683 per year. The Company is permitted to redeem all or a portion of the preferred shares at any time after consultation with its primary federal regulator, but may not redeem the Warrant Preferred shares until all of the Senior Preferred shares have been redeemed. Dividend payments on both Senior Preferred and Warrant Preferred shares would be reduced for any redemption.
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

FINANCIAL CONDITION (Continued)
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
RESULTS OF OPERATIONS
Net Income (Loss)
The Company had a net loss of $469 for the three months ended March 31, 2011 compared to net income of $307 for the same period in 2010, a decrease of $776.
Net loss available to common shareholders was $750 for the first quarter of 2011 compared to net income of $28 for the first quarter of 2010.
Net interest income increased $168 to $5,206 for the quarter ended March 31, 2011 from $5,038 for the quarter ended March 31, 2010. Non-interest income decreased $142 to $1,004 in the first quarter of 2011 from $1,146 for the first quarter of 2010. Non-interest expense increased $99 to $4,849 for the first quarter of 2011 from $4,750 for the first quarter of 2010.

Average Balance Sheets, Net Interest Income
Changes in Interest Income and Interest Expense
The following table shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity and an analysis of net interest income for the three month periods ended March 31, 2011 and 2010. The table reflects how changes in the volume of interest earning assets and interest-bearing liabilities and changes in interest rates have affected our interest income, interest expense, and net interest income for the periods indicated. Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (changes in rate multiplied by prior volume); and (3) changes in rate/volume (changes in rate multiplied by change in volume). The changes attributable to the combined impact of volume and rate have all been allocated to the changes due to rate.

	March 31, 2011			March 31, 2010			Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Gross loans (1 and 2)	$508,244	5.61%	$7,036	$538,048	5.77%	$7,654	$(424)	$(194)	$(618)
Taxable securities available for sale (3)	51,679	3.97%	506	66,353	3.78%	619	(137)	24	(113)
Tax exempt securities available for sale (3)	12,862	3.66%	116	8,193	3.96%	80	46	(10)	36
Federal funds sold and other	59,632	0.60%	88	29,280	0.98%	71	73	(56)	17

Total interest earning assets	632,417	4.97%	7,746	641,874	5.32%	8,424	(442)	(236)	(678)

Cash and due from banks	9,139			9,940
Other nonearning assets	43,096			60,599
Allowance for loan losses	(18,614)			(12,878)

Total assets	$666,038			$699,535

Deposits:
NOW & money market investments	$129,593	0.85%	$273	$91,615	0.83%	$188	$78	$7	$85
Savings	19,204	0.15%	7	19,166	0.17%	8	—	(1)	(1)
Time deposits $100 and over	179,697	1.84%	816	206,912	2.41%	1,231	(162)	(253)	(415)
Other time deposits	218,743	1.73%	934	239,967	2.42%	1,434	(128)	(372)	(500)

Total interest-bearing deposits	547,237	1.50%	2,030	557,660	2.08%	2,861	(212)	(619)	(831)

Federal Home Loan Bank advances	16,000	2.33%	93	17,000	2.86%	120	(7)	(20)	(27)
Subordinated debentures	23,000	6.37%	360	23,000	6.14%	348	—	12	12
Repurchase agreement	7,000	3.30%	57	7,000	3.30%	57	—	—	—
Federal funds purchased and other	9	0.00%	—	1	0.00%	—	—	—	—

Total other borrowings	46,009	4.50%	510	47,001	4.53%	525	(7)	(8)	(15)
Total interest-bearing liabilities	593,246	1.74%	2,540	604,661	2.27%	3,386	(219)	(627)	(846)
Noninterest-bearing liabilities	49,552			50,633

Total liabilities	642,798			655,294
Shareholders’ equity	23,240			44,241

Total liabilities and shareholders’ equity	$666,038			$699,535

Net interest income			$5,206			$5,038	$(223)	$391	$168

Net interest margin (4)		3.34%			3.18%

1	Interest income includes fees on loans of $136 in 2011 and 2010.

2	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.

3	Amortized cost is used in the calculation of yields on securities available for sale.

4	Annualized interest income to average interest earning assets.

RESULTS OF OPERATIONS (Continued)
Net Interest Income
Net interest income for the first three months of 2011 was $5,206, an increase of $168, or 3.3% compared to $5,038 for the same period in 2010. Net interest margin for the first quarter of 2011 was 3.34%, compared to 3.18% for the same period in 2010. The increase in net interest income is primarily due to decreases in the average rate paid for deposits.
Total interest income for the first three months of 2011 was $7,746, a decrease of $678 from $8,424 for the same period in 2010 primarily due to a decline in loan interest income. The average rate earned on loans decreased 16 basis points to 5.61% for the first quarter of 2011 compared to 5.77% for the first quarter of 2010. In addition to the decrease in average rate earned on loans, the average balance of loans outstanding decreased $29,804 in the first quarter of 2011 compared to the same period in 2010. The decrease in the average rate earned on loans is primarily due to continued high levels of nonaccrual loans in the portfolio. The decrease in the average balance of loans reflects the reduction in loan demand in the second half of 2010 and first quarter of 2011 and the continued negative impact on loan balances of chargeoffs and foreclosures.
Interest income on taxable securities decreased $113 to $506 in the first quarter of 2011 compared to $619 in the first quarter of 2010. The decrease is primarily due to a reduction in the average balance of taxable securities during the first quarter of 2011 when compared to the first quarter of 2010. The decrease was slightly offset by an increase in the average rate earned on taxable securities in the first quarter of 2011 compared to the same period in 2010. Interest income on tax-exempt securities increased $36 to $116 in the first quarter of 2011 compared to $80 in the first quarter of 2010. The increase is primarily due to the increase in average balance for tax-exempt in the first quarter of 2011.
Total interest expense was $2,540 in the first quarter of 2011, a decrease of $846 from $3,386 in the first quarter of 2010. The decrease in expense is primarily due to a reduction in the average rate paid on deposits in the first quarter of 2011 compared to the same period in 2010.
Total interest expense on deposits was $2,030 in the first quarter of 2011, a reduction of $831 from $2,861 in the first quarter of 2010. The average rate paid on deposits was 1.50% in the first quarter of 2011 compared to 2.08% for the same period in 2010. The most significant decreases in average rates were on time deposits. The reduction in average rate paid on deposits was the result of continued decreases in market rates in the Bank’s market area. During 2010, management was successful at reducing rates for various deposit products while growing the Bank’s core deposit base and reducing reliance on wholesale funding sources. This success was possible due to historically low rates combined with excess liquidity in the Bank’s market area.
Management expects some minor improvements in net interest margin to continue through 2011 as the Bank’s overall cost of funds continues to decline. Management anticipates loan demand to remain weak during 2011, which could result in further reductions in loan balances. No appreciable increase in loan demand is expected until economic conditions in the Bank’s market area improve. If economic conditions in the Bank’s market area further deteriorate, the Bank could experience additional increases in nonaccrual loans and chargeoffs, which could negatively impact net interest margin.

RESULTS OF OPERATIONS (Continued)
Provisions for Loan Losses
In the first three months of 2011, the Bank recorded a provision for loan loss of $1,830, an increase of $703 from $1,127 in the same period in 2010 and a decrease of $8,321 from $10,151 for the quarter ended December 31, 2010. The ratio of allowance for loan losses to gross loans was 3.95% at March 31, 2011 compared to 3.58% at December 31, 2010 and 2.36% at March 31, 2010.
Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses in 2011 is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss, which management believes is representative of probable incurred loan losses. Other factors considered by management include the composition of the loan portfolio, economic conditions, results of internal and external loan review, regulatory examinations, reviews of updated real estate appraisals, and the creditworthiness of the Bank’s borrowers and other qualitative factors.
The Bank has experienced significant increases in past due loans, impaired loans, adversely classified loans and charge offs as a result of the economic downturn that began in 2008. The Bank and its customers continue to be affected by the impacts of the economic downturn. Historically, more than half of the Bank’s loan portfolio has been secured by real estate of some form, whether residential, commercial, or development, with a significant portion of those loans being residential developments. One of the most significant impacts of the economic downturn in the Bank’s market area has been the collapse of the housing market and subsequent decline in market values for existing properties. Those impacts caused several of the Bank’s borrowers who had proven track records as residential and commercial developers to find themselves owning larger parcels of partially developed land and virtually no demand for finished properties. Developers became unable to service their debt causing the loans to become past due. At the same time, the decline in activity in the housing market caused significant reductions in market values, causing collateral values for many loans to fall below the outstanding loan balance. The Bank has experienced increases in problem loans in virtually all segments of the loan portfolio, however the effect of the economic downturn has been the cause of the majority of the Bank’s impaired loans and chargeoffs during 2011 and 2010.
Loans past due 30 to 59 days increased to $35,708 at March 31, 2011 from $6,461 at December 31, 2010. Loans past due 60 to 89 days increased to $12,237 at March 31, 2011 from $2,783 at December 31, 2010. $17,879 or 50.1% of loans past due 30 to 59 days, and $5,331 or 43.6% of loans past due 60 to 89 days have been identified as problem loans and are included in classified loans. The increase during the quarter is primarily due to a few individual relationships that are in the process of being renewed. Once renewed, many of the relationships that have not been identified as problem loans should become current. Management is also increasing efforts to reduce the overall amount of past due loans through collection efforts and regular credit administration procedures.
Impaired loans totaled $54,534 at March 31, 2011 compared to $52,059 at December 31, 2010, an increase of $2,475. The majority of these relationships are real estate development projects that were severely impacted by the downturn in the economy and housing market. In general, the borrowers are residential developers with a proven track record and the collateral for the loans is raw land that was intended for development. As a result of the collapse of the housing market, lot absorption declined dramatically, reducing cash flow available to service the debt. Many of the borrowers were able to service the debt though cash reserves for a period of time, but the extended

RESULTS OF OPERATIONS (Continued)
period of the economic downturn exhausted their reserve funds, rendering the loans impaired. Management has worked extensively with these borrowers to find ways to liquidate the underlying collateral or stimulate activity within the respective developments in order to avoid foreclosure and/or additional charge offs. The relationships in this group as of March 31, 2011 will likely continue to be classified as impaired until there is significant improvement in the housing market and lot absorption improves.
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

RESULTS OF OPERATIONS (Continued)
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2011, and based on the most recent analysis performed, the risk category of loans by segment of loans is as follows:

			Special
	Pass	Watch	Mention	Substandard	Doubtful

Real estate construction	$44,343	$11,814	$—	$1,447	$—
1-4 Family residential	129,229	16,430	2,675	4,054	—
Commercial real estate	143,905	3,525	653	21,822	—
Other real estate loans	4,538	—	2,227	313	—
Commercial, financial and agricultural	37,836	2,593	60	519	—
Consumer	8,780	93	14	285	—
Tax exempt	89	—	—	—	—
Other loans	189	—	—	8,711	—

Total	$368,909	$34,455	$5,629	$36,838	$—

Classified loans, excluding impaired loans, totaled $76,922 at March 31, 2011 compared to $72,344 at December 31, 2010. The increase in classified loans is primarily attributable to real estate loans beginning to exhibit some of the same credit quality issues as noted for impaired loans, though the severity of the credit quality issues is not as extensive as those of impaired loans. The majority of the increase is in watch rated loans.
As discussed previously, management’s consideration of environmental factors impact the amount of allowance for loan loss that is needed for classified and pass rated loans. Below are some of the factors considered by management:
The commercial real estate market has declined significantly as a result of the local and national economic recession that began during 2008 and the resulting sluggish economic conditions that have remained through the first quarter of 2011. Real estate related loans, including commercial real estate loans, residential construction and residential development and 1-4 family residential loans, comprised approximately 87% of the Company’s loan portfolio at March 31, 2011. Market conditions for residential development and residential construction have seen substantial declines due to the effects of the recession on individual developers, contractors and builders. In addition, the local market, particularly in Maury County, has seen significantly weaker demand for residential housing.

RESULTS OF OPERATIONS (Continued)
The table below illustrates changes in the AFLL ratio over the past five quarters and the changes in related risk metrics over the same periods:

		December 31,	September	June 30,	March 31,
Quarter Ended	March 31, 2011	2010	30, 2010	2010	2010

AFLL Ratio	3.95%	3.58%	2.71%	2.61%	2.36%

Specifically Impaired Loans (ASC 310 component)	$9,542	$7,308	$7,708	$7,916	$6,634
Historical and environmental (ASC 450-10 component)	10,233	10,859	6,472	5,784	6,039

Total allowance for loan loss	$19,775	$18,167	$14,180	$13,700	$12,673

Nonperforming loans to gross loans (1)	11.10%	10.50%	6.42%	5.23%	6.50%
Impaired loans to gross loans	10.90%	10.27%	7.83%	8.51%	7.48%
Allowance to nonperforming loans ratio	35.62%	34.09%	42.23%	46.40%	40.59%
Quarter-to-date net charge offs to average gross loans	0.04%	1.17%	0.09%	0.22%	0.33%

(1)	Nonaccrual loans, loans past due 90 or more days still accruing interest, and TDRs still accruing interest as a percentage of gross loans.
At March 31, 2011 the following loan concentrations exceeded 10% of total loans: 1-4 family residential loans, real estate construction loans, and commercial real estate. Management does not believe that this loan concentration presents an abnormally high risk. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.
Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.
The following table presents information regarding loans included as nonaccrual and the gross income that would have been recorded in the three month period ended March 31, 2011 and 2010 if the loans had been current:

	March 31,	March 31,
	2011	2010
Nonaccrual interest	$2,015	$896
Troubled debt restructurings	34	33
Noninterest Income
Total noninterest income for the first three months of 2011 was $1,004, a decrease of $142, or 12.4% from $1,146 for the same period in 2010. The decrease is primarily due to decreases in gain on sale of securities and mortgage banking activities, offset by increases in other service charges, commissions, and fees. The decrease in gain on sale of securities is due to the Bank not selling any securities during the first quarter of 2011.

RESULTS OF OPERATIONS (Continued)
Gain on sale of loans was $286 in the first three months of 2011 compared to $123 for the first three months of 2010. The increase is primarily due to gains on sale of Small Business Administration (“SBA”) loans during the quarter offset by lower demand for mortgage refinances in 2011 compared to 2010 and continued lower levels of activity in new home sales when compared to historic levels. The Bank recorded gains of $221 during the first quarter of 2011 related to the sale of SBA-guaranteed commercial loans. The guaranteed portion of the loans were sold at a premium, resulting in the recorded gain. The Bank has begun pursuing additional opportunities to originate new SBA-guaranteed loans. In general, management’s intent is to sell the guaranteed portion of SBA loans with servicing rights retained, though occasionally the guaranteed portion may be held in the Bank’s portfolio.
The decrease in mortgage activity was also impacted by a restructuring of the Bank’s mortgage banking operations that occurred in the first quarter of 2011. Mortgage banking activities have historically produced significant revenue for the Bank, however, operations, regulatory requirements, and potential for recourse losses prevented the Bank from operating the service line profitably. During the first quarter of 2011 the Bank partnered with a third-party mortgage originator to continue offering residential mortgage products to our customers while moving much of the overhead and a portion of the revenue to the third party. Due to this new partnership, the Bank is relieved of significant regulatory reporting requirements and potential recourse losses. The restructuring of the product line eliminated 5 full time employee positions at the Bank, resulting in significant cost savings. Management expects the reduction in revenue in future periods will be more than offset by the overhead cost savings allowing the product line to contribute to net income.
The table below shows noninterest income for the three month periods ended March 31, 2011 and 2010.

	Three Months Ended
	March 31,
	2011	2010
Service charge on deposit accounts	$437	$433
Gain on sale of loans	286	123
Gain on sale of securities available for sale	—	315
Other:
Investment service income	112	92
Check printer income	6	7
Safe deposit box rental	9	9
Credit life insurance commissions	1	1
Bank Owned Life Insurance income	73	82
ATM income	32	29
Other customer fees	19	12
Other equity investment income	2	1
Other service charges, commissions and fees	27	42

Total noninterest income	$1,004	$1,146

RESULTS OF OPERATIONS (Continued)
Noninterest Expense
Noninterest expense for the first three months of 2011 was $4,849, an increase of $99, or 2.1%, from $4,750 for the same period in 2010. The increase is primarily due to increase in other real estate expense and regulatory and compliance expense, offset by decreases in loan expense and operational expense.
Other real estate expense is composed of three types of charges: maintenance, marketing and selling costs; valuation adjustments based on new appraisals; and gains or losses on disposition. Other real estate expenses increased $155, or 147.6%, to $260 for the three months ended March 31, 2011 compared to $105 for the same period in 2010. Losses on sale of other real estate totaled $130 in the first three months of 2011. The balance of other real estate owned (excluding adjustments for loans to facilitate the purchase of foreclosed properties and bank properties) decreased 13.7% to $9,683 at March 31, 2011 compared to $11,224 at December 31, 2010. The increase in other real estate expense is primarily due to losses recognized due to declining property valuations, annual reappraisals of properties held by the Bank, additional valuation allowances recorded against the carrying value of other real estate, and recorded losses on the sales of other real estate.
Salaries and employee benefits decreased $23 or 1.0% to $2,273 for the first quarter of 2011 compared to $2,296 for the same period in 2010. The decrease is due to a reduction of workforce that occurred during the first quarter of 2011. Due to the reduction of total earning assets and overall profitability of the Bank in 2009 and 2010, management determined that a reduction was necessary. The reduction in workforce affected approximately 10% of the Bank’s full time employees, with reductions affecting most departments, but most significantly impacting the mortgage banking department as discussed above. Management anticipates a gross savings of approximately $900 as a result of the reductions, with a portion of that savings being offset by regular salary increases for remaining employees. The reduction in expense in the first quarter of 2011 was limited by severance payments that were made to employees who were terminated. The reduction in salaries expense should be more significant beginning in the second quarter of 2011.

RESULTS OF OPERATIONS (continued)
The savings could be further reduced if during the course of business, management determines that additional employees are needed.
The table below shows noninterest expense for the three month periods ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011	2010
Salaries and employee benefits	$2,273	$2,296
Regulatory and compliance	377	298
Occupancy	380	381
Furniture and equipment	190	205
Data processing fees	309	261
Advertising and public relations	81	140
Operational expense	114	165
Other real estate expense	260	105
Other:
Loan expense	38	111
Legal	40	15
Audit and accounting fees	133	99
Postage and freight	87	86
Director expense	61	62
ATM expense	130	125
Amortization of intangible asset	61	70
Other insurance expense	58	49
Printing	26	16
Other employee expenses	60	62
Dues & memberships	20	18
Miscellaneous chargeoffs	—	24
Miscellaneous taxes and fees	26	23
Federal Reserve and other bank charges	14	8
Other	111	131

Total noninterest expense	$4,849	$4,750

Income Taxes
Due to the current economic condition and losses recognized since the fourth quarter of 2008, the Company established during 2010 a valuation allowance against materially all of its deferred tax assets. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income.
During the first quarter of 2011, the Company reported net income; however the amount of income reported is not large enough to justify reversing any of the valuation allowance recorded during 2010. As a result, the Company recorded no income tax expense during the quarter.

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
During the fourth quarter of 2010, the Company was notified of a review of the holding company performed by the Federal Reserve Bank (“FRB”). As a result of the review, the FRB requested the board of directors adopt a resolution agreeing that the Company will not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The Company requested permission to make preferred dividend payments and interest payments on subordinated debt that are scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to defer interest payments on each of its three subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the deferral period, the Company may not pay any dividends on its common or preferred stock. Accordingly, the Company will be required to suspend its dividend payments on its fixed rate cumulative perpetual preferred stock beginning in the second quarter of 2011, unless the Company is able to obtain the FRB’s consent to the declaration and payment of such dividends as well as payment of interest due on the Company’s subordinated debt.

LIQUIDITY AND CAPITAL RESOURCES (Continued)
The Company’s principal source of funds for dividend payments is dividends received from the Bank. As a result of its losses in 2010 and 2009, the Bank is prohibited from declaring dividends, without prior approval from the TDFI and FDIC. The terms of the agreement with the FDIC and TDFI also prohibit the Bank from paying dividends to the Company if its capital levels are below the minimum levels set out in the agreement. The minimum levels outlined in the agreement were: total capital to risk weighted assets, 12.00%; tier 1 to risk weighted assets, 10.00%; and tier 1 to average assets, 8.00%. The Bank agreed to achieve and maintain the higher capital ratios by March 31, 2011. Because the Bank’s capital levels at December 31, 2010 and March 31, 2011 were below those that it had committed to the TDFI and FDIC it would maintain, the Bank will be required to increase its capital levels. Because the Company does not have cash available to contribute to the Bank in an amount sufficient to enable the Bank to achieve the capital levels it committed to maintain, the Company will have to raise capital in order to assist the Bank in meeting its obligations. The Company is currently considering the options available to it to raise capital, including the sale of common or preferred stock or participation in the Small Business Lending Fund (the “SBLF”), for which the Company has applied to participate but not yet been informed by the U.S. Treasury of whether it will be accepted. If the Company is unable to raise capital through the sale of common or preferred stock, including through participation in the SBLF program, in an amount sufficient to enable it to contribute sufficient capital to the Bank to aid the Bank in achieving, and thereafter maintaining, its commitments to the FDIC and the TDFI, the Company would need to explore additional options to generate the necessary capital, which could included the sale of certain branch locations or other assets, or alternatively the sale of the Company. Because a significant portion of the Company’s capital is in the form of trust preferred securities and preferred stock, each of which would have priority in a liquidation over the Company’s common shareholders, the price at which the Company could sell its common stock in an amount that is sufficient to raise the necessary capital would likely be lower than the Company’s book value per share, or tangible book value per share, and accordingly would likely be at a price that would result in substantial dilution for the Company’s existing common shareholders. The Company is also restricted in the types and amounts of dividends that can be paid because of its participation in the CPP and as a result of its informal commitment to the FRB.
The primary uses of cash are lending to the Company’s borrowers and investing in securities and short-term interest-earning assets. During 2010, regular loan repayments outpaced loan demand, resulting in a decrease in gross loans and contributing to the increase in cash and cash equivalents. During the first three months of 2011, this trend continued, though to a lesser extent. Management anticipates loan demand to increase during the remainder of 2011 such that regular loan repayments are likely to approximate loan demand. As such, loan repayments are not expected to be a significant source of cash for the remainder of 2011. Other sources of liquidity that are available to the Bank include national market and broker deposits, FHLB advances, and federal funds purchased.

LIQUIDITY AND CAPITAL RESOURCES (Continued)
At March 31, 2011 and December 31, 2010, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines were as follows:

					To Be Well		Required by Terms
					Capitalized Under		of Informal
			For Capital		Prompt Corrective		Agreement with
	Actual		Adequacy Purposes		Action Provisions		FDIC
March 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Bank	$50,064	10.29%	$38,923	8.00%	$48,654	10.00%	$58,027	12.00%
Consolidated	51,547	10.56%	39,051	8.00%	N/A	N/A	N/A	N/A

Tier 1 to risk weighted assets
Bank	$43,814	9.01%	$19,461	4.00%	$29,193	6.00%	$48,654	10.00%
Consolidated	30,516	6.25%	19,526	4.00%	N/A	N/A	N/A	N/A

Tier 1 to average assets
Bank	$43,814	6.61%	$26,513	4.00%	$33,142	5.00%	$53,027	8.00%
Consolidated	30,516	4.59%	26,620	4.00%	N/A	N/A	N/A	N/A

December 31, 2010
Total Capital to risk weighted assets
Bank	$50,066	10.14%	$39,508	8.00%	$49,385	10.00%	N/A	N/A
Consolidated	52,220	10.57%	39,538	8.00%	N/A	N/A	N/A	N/A

Tier 1 to risk weighted assets
Bank	$43,745	8.86%	$19,754	4.00%	$29,631	6.00%	N/A	N/A
Consolidated	31,123	6.30%	19,770	4.00%	N/A	N/A	N/A	N/A

Tier 1 to average assets
Bank	$43,745	6.44%	$27,159	4.00%	$33,949	5.00%	N/A	N/A
Consolidated	31,123	4.57%	27,259	4.00%	N/A	N/A	N/A	N/A
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management uses a gap simulation model that takes cash flows into consideration. These include mortgage backed securities, loan prepayments, and expected calls and maturities on securities. Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature,” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing the Bank’s pricing history on these categories relative to interest rates. Using the interest rate history from our asset liability management software database spanning up to 20 quarters of data, we derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis, the model considers deposit rate movements to determine what percentage of interest bearing deposits is actually repriceable within a year. Our cumulative one-year gap position at March 31, 2011 was -4.91% of total assets. Our policy states that our one-year cumulative gap should not exceed 20% of total assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
(continued)
As of March 31, 2011, approximately $399,830 of $571,963 in interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $391,461, or 76.57%, of total loans, including loans held for sale, at March 31, 2010. The Bank has approximately $308,633 in time deposits maturing or repricing within one year.
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
The following illustrates the effects on net interest income of shifts in market interest rates from the rate shock simulation model:

				March 31, 2011

Basis Point Change	+200 bp	+100bp	-100bp	-200bp
Increase (decrease) in net interest income	7.31%	1.94%	(0.10%)	(0.03%)
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

				March 31, 2011

Basis Point Change	+200 bp	+100bp	-100bp	-200bp
Increase (decrease) in equity at risk	1.90%	(0.70%)	(0.30%)	(0.70%)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
One of management’s objectives in managing the Bank’s balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities.
ITEM 4. CONTROLS AND PROCEDURES
The Company, with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Report.
Based upon that evaluation and as of the end of the period covered by this Report, the Company’s Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness described below and in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed with the SEC on April 15, 2011 (the “2010 Form 10-k”), the Company’s disclosure controls and procedures were not effective to ensure information required to be disclosed in reports the Company files or submits to the Securities and Exchange Commission under the Exchange Act is recorded, processed, summarized, and reported timely.
Changes in Internal Control Over Financial Reporting
Management’s assessment of the internal control over financial reporting at December 31, 2010, identified a material weakness in the Company’s internal control over financial reporting related to the determination of the allowance for credit losses which remains as of March 31, 2011. The deficiencies contributing to the material weakness related to grading of loans used in the determination of the allowance for credit losses.
There have been no changes in the Company’s internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting, except for the remediation efforts management commenced in the first quarter of 2011 related to the above-described material weakness. Following management’s determination of this material weakness, management began to take the following remedial actions:
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

ITEM 4. CONTROLS AND PROCEDURES (Continued)
•	Review of information presented to the Board regarding credit quality to ensure the Board is receiving adequate and accurate information concerning significant problem loans and potentially problematic portfolios.
Management anticipates these remedial actions will strengthen the Company’s internal control over financial reporting and will address the material weakness described above. Because some of these remedial actions will take place quarterly, their successful implementation will continue to be evaluated before management is able to conclude the material weakness has been remediated. The Company cannot provide any assurance these remediation efforts will be successful or the Company’s internal control over financial reporting will be effective as a result of these efforts.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
          Not applicable.
ITEM 1A. RISK FACTORS
          There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.
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

Community First, Inc.
(Registrant)

May 16, 2011	/s/ Marc R. Lively

(Date)	Marc R. Lively, President and Chief Executive Officer

May 16, 2011	/s/ Dianne Scroggins

(Date)	Dianne Scroggins, Chief Financial Officer