Form 10-Q
period 2011-06-30
COMMUNITY FIRST INC
filed 2011-08-15
CIK 1179500

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2011
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding (no par value): 3,273,590 shares of common stock, no par value per share, as of August 15, 2011.

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Community First, Inc.
Consolidated Balance Sheets
June 30, 2011 (Unaudited) and December 31, 2010

	(Unaudited)
	June 30,	December 31,
(amounts in thousands, except share and per share data)	2011	2010

Assets
Cash and due from banks	$58,215	$59,919
Federal funds sold	470	384

Cash and cash equivalents	58,685	60,303
Time deposits in other financial institutions	500	1,959
Securities available for sale	62,306	63,482
Loans held for sale, at fair value	5,083	4,282
Loans	485,703	506,974
Allowance for loan losses	(18,897)	(18,167)

Net loans	466,806	488,807

Restricted equity securities	1,727	1,727
Premises and equipment	14,749	15,037
Accrued interest receivable	2,262	2,528
Core deposit and customer relationship intangibles	1,668	1,790
Other real estate owned, net	13,471	11,791
Bank owned life insurance	8,889	8,743
Other assets	5,289	6,931

Total Assets	$641,435	$667,380

Liabilities and Shareholders’ Equity

Deposits:
Noninterest-bearing	$48,022	$49,333
Interest-bearing	523,559	545,736

Total Deposits	571,581	595,069

Federal Home Loan Bank advances	16,000	16,000
Subordinated debentures	23,000	23,000
Repurchase agreement	7,000	7,000
Accrued interest payable	2,271	1,667
Other liabilities	2,551	1,883

Total Liabilities	622,403	644,619

Community First, Inc.
Consolidated Balance Sheets
June 30, 2011 (Unaudited) and December 31, 2010
(Continued)

	(Unaudited)
	June 30,	December 31,
(amounts in thousands, except share and per share data)	2011	2010

Shareholders’ Equity
Senior preferred shares, no par value; 5% cumulative. Authorized 2,500,000 shares; issued 17,806 with liquidation value of $17,806 at June 30, 2011 and December 31, 2010.	17,806	17,806

Warrant preferred shares, no par value; 9% cumulative. Issued 890 with liquidation value of $890 at June 30, 2011 and December 31, 2010.	890	890
Net discount on preferred shares	(507)	(594)

Total preferred shares	18,189	18,102

Common stock, no par value. Authorized 10,000,000 shares; issued 3,273,226 shares at June 30, 2011 and 3,272,412 shares at December 31, 2010	28,561	28,500
Accumulated deficit	(27,438)	(22,005)
Accumulated other comprehensive loss	(280)	(1,836)

Total Shareholders’ Equity	19,032	22,761

Total Liabilities and Shareholders’ Equity	$641,435	$667,380

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months and Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Six Months		Three Months
	Ended		Ended
	June 30,		June 30,
(amounts in thousands, except share and per share data)	2011	2010	2011	2010
Interest income:
Loans, including fees	$13,762	$15,269	$6,726	$7,615
Taxable securities	890	1,168	384	549
Tax-exempt securities	232	189	116	109
Federal funds sold and other	168	136	80	65

Total interest income	15,052	16,762	7,306	8,338
Interest expense:
Deposits	3,854	5,275	1,824	2,414
FHLB advances and federal funds purchased	186	249	93	129
Subordinated debentures and other	822	813	405	408

Total interest expense	4,862	6,337	2,322	2,951

Net interest income	10,190	10,425	4,984	5,387
Provision for loan losses	7,030	3,309	5,200	2,182

Net interest income (loss) after provision for loan losses	3,160	7,116	(216)	3,205
Noninterest income:
Service charges on deposit accounts	919	885	482	452
Gain on sale of loans	418	297	132	174
Gain on sale of securities available for sale	—	315	—	—
Other	559	634	278	359

Total noninterest income	1,896	2,131	892	985
Noninterest expense:
Salaries and employee benefits	4,352	4,641	2,079	2,345
Regulatory and compliance	736	635	359	337
Occupancy	757	750	377	369
Furniture and equipment	377	450	187	245
Data processing fees	615	475	306	263
Advertising and public relations	193	310	112	170
Operational expense	221	400	107	186
Other real estate expense	978	212	718	107
Other	1,692	1,798	827	899

Total noninterest expenses	9,921	9,671	5,072	4,921

Loss before income tax expense	(4,865)	(424)	(4,396)	(731)

Community First, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
Three Months and Six Months Ended June 30, 2011 and 2010
(Unaudited, Continued)

	Six Months		Three Months
	Ended		Ended
	June 30,		June 30,
(amounts in thousands, except share and per share data)	2011	2010	2011	2010
Income tax expense	—	229	—	229

Net loss	(4,865)	(653)	(4,396)	(960)
Preferred stock dividends declared	(481)	(481)	(242)	(242)
Accretion of preferred stock discount	(87)	(81)	(45)	(41)

Net loss allocated to common shareholders	$(5,433)	$(1,215)	$(4,683)	$(1,243)

Loss per share allcoated to common shareholders
Basic	$(1.66)	$(0.37)	$(1.43)	$(0.38)
Diluted	(1.66)	(0.37)	(1.43)	(0.38)
Weighted average common shares outstanding
Basic	3,272,964	3,271,005	3,273,159	3,271,529
Diluted	3,272,964	3,271,005	3,273,159	3,271,529

Comprehensive Loss
Net loss	$(4,865)	$(653)	$(4,396)	$(960)
Reclassification adjustment for gains included in net loss, net of income taxes of $121 for 2010	—	(194)	—	—
Unrealized gains on securities, net of income taxes of $0 and $32 for 2011 and 2010	1,556	189	1,114	58

Comprehensive loss	$(3,309)	$(658)	$(3,282)	$(902)

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.
Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Income
Six Months Ended June 30, 2011
(Unaudited)

					Accumulated
					Other	Total
	Common	Preferred	Common	Accumulated	Comprehensive	Shareholders’
(amounts in thousands, except share and per share data)	Shares	Stock	Stock	Deficit	Loss	Equity
Balance at January 1, 2011	3,272,412	$18,102	$28,500	$(22,005)	$(1,836)	$22,761
Stock-based compensation Stock options	—		54	—	—	54
Accretion of discount on preferred stock	—	87	—	(87)	—	—
Sale of shares of common stock	814	—	7	—	—	7
Cash dividends declared on preferred stock	—	—	—	(481)	—	(481)
Comprehensive income (loss)
Net loss	—	—	—	(4,865)	—	(4,865)
Change in unrealized loss on securities available for sale, net of income taxes	—	—	—	—	1,556	1,556

Total comprehensive income (loss)						(3,309)

Balance at June 30, 2011	3,273,226	$18,189	$28,561	$(27,438)	$(280)	$19,032

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2011 and 2010
(Unaudited)

	Six Months Ended
	June 30,
(amounts in thousands, except share and per share data )	2011	2010

Cash flows from operating activities
Net loss	$(4,865)	$(653)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	534	598
Amortization on securities, net	293	202
Core deposit intangible amortization	122	141
Provision for loan losses	7,030	3,309
Loans originated for sale	(10,213)	(15,355)
Proceeds from sale of loans	9,344	16,800
Gain on sale of loans	(418)	(297)
Decrease (increase) in accrued interest receivable	266	(116)
Increase (decrease) in accrued interest payable	604	(698)
Gain on sale of securities	—	(315)
Gain on sale of premises and equipment	(6)	—
Increase in surrender value of Bank owned life insurance	(146)	(162)
Net write down of other real estate	635	21
Compensation expense under stock based compensation	54	84
Other, net	2,355	591

Net cash from operating activities	5,589	4,150

Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(3,728)	(3,692)
Other	(453)	(63,644)
Sales of securities:
Mortgage-backed securities	—	29,868
Maturities, prepayments, and calls:
Mortgage-backed securities	3,546	4,741
Other	3,074	45,500
Net decrease in loans	9,868	8,119
Proceeds from sales of other real estate owned	2,991	3,215
(Increase) decrease in time deposits in other financial institutions	1,459	(2,600)
Proceeds from sale of premises and equipment	7	32
Additions to premises and equipment	(247)	(195)

Net cash from investing activities	16,517	21,344

Community First, Inc.
Consolidated Statements of Cash Flows
Six Months Ended June 30, 2011 and 2010
(Unaudited, Continued)

	Six Months Ended
	June 30,
(amounts in thousands, except share and per share data )	2011	2010

Cash flows from financing activities
Decrease in deposits	(23,488)	(29,633)
Payments on Federal Home Loan Bank advances	—	(2,000)
Proceeds from Federal Home Loan Bank advances	—	5,000
Proceeds from issuance of common stock	7	7
Cash dividends paid on preferred stock	(243)	(485)

Net cash from financing activities	(23,724)	(27,111)

Net change in cash and cash equivalents	(1,618)	(1,617)
Cash and cash equivalents at beginning of period	60,303	31,120

Cash and cash equivalents at end of period	$58,685	$29,503

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$4,258	$7,035
Income taxes paid (refunded)	(887)	25
Supplemental noncash disclosures
Transfer from loans to repossessed assets	5,306	5,463
Transfer of premises and equipment to other real estate owned	—	759
Preferred stock dividends declared but not paid	359	117
Loans made to facilitate the sale of other real estate	210	—
Net transfer from loans to loans held for sale	4,252	—
See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2011
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
The unaudited consolidated financial statements as of June 30, 2011 and for the six month and three month periods ended June 30, 2011 and 2010 have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ( the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the 2010 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010 (the “2010 Form 10-K”) as filed with the SEC.
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)
Tax exempt loans are loans that are extended to entities such as municipalities. These loans tend to be dependent on the ability of the borrowing entity to continue to collect taxes to repay the indebtedness.
Other Loans are those loans which are not elsewhere classified in these categories and are not secured by real estate.
NOTE 2. ACCOUNTING STANDARDS NEWLY ISSUED NOT YET EFFECTIVE
In April 2011, the FASB issued ASU No. 2011-02, “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” The ASU provides additional guidance to creditors for evaluating whether a modification or restructuring of a receivable constitutes a troubled debt restructuring (“TDR”) by clarifying the existing guidance on whether (1) the creditor has granted a concession and (2) whether the debtor is experiencing financial difficulties, which are the two criteria used to determine whether a modification or restructuring is a TDR. The ASU:
•	Provides additional guidance on determining whether a creditor has granted a concession, including guidance on collection on all amounts due, receipt of additional collateral or guarantees from the debtor, and restructuring the debt at a below-market rate;

•	Includes factors and examples for creditors to determine whether an insignificant delay in payment is considered a concession;

•	Prohibits creditors from using the borrower’s effective rate test in ASC 470-50, Debt, Modifications and Extinguishment, to evaluate whether a concession has been granted to a borrower;

•	Adds factors for creditors to use to determine whether the debtor is experiencing financial difficulties; and

•	Ends the FASB’s deferral of the additional disclosures about TDR activities required by ASU 2010-20.
This ASU is effective for the first interim period beginning on or after June 15, 2011. The Company is currently evaluating the impact this new ASU will have on the financial statements.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
NOTE 2. ACCOUNTING STANDARDS NEWLY ISSUED NOT YET EFFECTIVE (Continued)
In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) — Presentation of Comprehensive Income.” The ASU requires entities to present items of net income and other comprehensive income either in one continuous statement — referred to as the statement of comprehensive income — or in two separate, but consecutive, statements of net income and other comprehensive income. The ASU is effective for the first interim period beginning after December 15, 2011. The adoption of this guidance will not materially impact the Company.
In May, 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. Included in the ASU are requirements to disclose additional quantitative disclosures about unobservable inputs for all Level 3 fair value measurements, as well as qualitative disclosures about the sensitivity inherent in recurring Level 3 fair value measurements. The ASU is effective during the interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact this new ASU will have on the financial statements.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
NOTE 3 — SECURITIES AVAILABLE FOR SALE
The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at June 30, 2011 and December 31, 2010 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2011
U.S. government sponsored entities	$5,902	$7	$(29)	$5,880
Mortgage-backed — residential	31,452	1,087	(14)	32,525
State and municipal	19,138	622	(23)	19,737
Corporate	6,000	—	(1,836)	4,164

Total	$62,492	$1,716	$(1,902)	$62,306

December 31, 2010
U.S. government sponsored entities	$6,016	$—	$(79)	$5,937
Mortgage-backed — residential	31,428	720	(173)	31,975
State and municipal	18,831	148	(428)	18,551
Corporate	8,949	—	(1,930)	7,019

Total	$65,224	$868	$(2,610)	$63,482

The proceeds from sales of securities and the associated gains and losses are listed below:

	Six months ended
	June 30,
	2011	2010
Proceeds	$—	$29,868
Gross gains	—	315
Gross losses	—	—

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2011
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

	June 30, 2011
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one through five years	3,888	3,917
Due after five through ten years	14,890	15,317
Due after ten years	12,262	10,547
Mortgage backed — residential	31,452	32,525

Total	$62,492	$62,306

At June 30, 2011 and December 31, 2010, respectively, securities totaling $46,409 and $43,279 were pledged to secure public deposits and repurchase agreements.
The Company held securities with a face value of $5,000 and fair value of $3,183 at June 30, 2011 and $3,176 at December 31, 2010 in trust preferred securities issued by Tennessee Commerce Statutory Trust. Other than these investments and investments of U.S. Government sponsored entities, the Company did not hold securities of any one issuer in an amount greater than 10% of shareholders’ equity as of June 30, 2011 or December 31, 2010.
The following table summarizes securities with unrealized losses at June 30, 2011 and December 31, 2010 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2011	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Government sponsored entities	$3,095	$(29)	$—	$—	$3,095	(29)
Mortgage-backed - residential	4,007	(14)	—	—	4,007	(14)
State and municipal	2,034	(15)	669	(8)	2,703	(23)
Corporate	—	—	4,164	(1,836)	4,164	(1,836)

Total temporarily impaired	$9,136	$(58)	$4,833	$(1,844)	$13,969	$(1,902)

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
NOTE 3 — SECURITIES AVAILABLE FOR SALE (Continued)

	Less than 12 Months		12 Months or More		Total
December 31, 2010	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Government sponsored entities	$5,937	$(79)	$—	$—	$5,937	$(79)
Mortgage-backed - residential	10,301	(173)	—	—	10,301	(173)
State and municipal	9,299	(419)	669	(9)	9,968	(428)
Corporate	2,936	(12)	4,083	(1,918)	7,019	(1,930)

Total temporarily impaired	$28,473	$(683)	$4,752	$(1,927)	$33,225	$(2,610)

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
June 30, 2011
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
As of June 30, 2011, the Company’s security portfolio consisted of 92 securities, 12 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s corporate securities, as discussed below:
Corporate Securities
The Company’s unrealized losses on corporate securities relate primarily to its investment in single issue trust preferred securities. The decline in fair value is primarily attributable to illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Due to the illiquidity in the market, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time. Management’s analysis concluded that the securities have not had an adverse change in credit quality of the issuer and the Company does not intend to sell the securities, and it is more likely than not that the Company will not be required to sell the securities prior to their anticipated recovery. Therefore, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2011.
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
June 30, 2011
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
NOTE 4. FAIR VALUE (Continued)
Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements at
		June 30, 2011 using
		Significant Other	Significant
		Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government sponsored entities	$5,880	$5,880	$—
Mortgage-backed — residential	32,525	32,525	—
State and municipal	19,737	19,737	—
Corporate	4,164	—	4,164

Total available for sale securities	62,306	58,142	4,164
Mortgage banking derivatives	3	3	—
Loans held for sale	5,083	5,083	—

		Fair Value Measurements at
		December 31, 2010 using
		Significant Other	Significant
		Observable Inputs	Unobservable Inputs
	Carrying Value	(Level 2)	(Level 3)
Assets:
Available for sale securities:
U.S. Government sponsored entities	$5,937	$5,937	$—
Mortgage-backed — residential	31,975	31,975	—
State and municipal	18,551	18,551	—
Corporate	7,019	2,936	4,083

Total available for sale securities	63,482	59,399	4,083
Mortgage banking derivatives	28	28	—
Loans held for sale	4,282	4,282	—

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
NOTE 4. FAIR VALUE (Continued)
The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months and three month periods ended June 30, 2011 and 2010:

	Fair Value Measurements Using Significant Unobservable
	Inputs (Level 3)
	Available for sale securities - Corporate
	Six months ended June 30,		Three months ended June 30,
	2011	2010	2011	2010
Balance at January 1	$4,083	$5,639	$4,053	$5,652
Securities impairment	—	—	—	—
Change in fair value	81	(612)	111	(625)

Balance at June 30	$4,164	$5,027	$4,164	$5,027

Assets and Liabilities Measured on a Non-Recurring Basis
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	June 30, 2011
		Fair Value
		Measurements using
		other significant
		unobservable inputs
	Carrying Value	(Level 3)
Assets:
Impaired loans:
Real estate construction	$17,064	$17,064
1-4 Family residential	8,673	8,673
Commercial real estate	7,144	7,144
Other real estate secured loans	1,829	1,829
Commercial, financial and agricultural	268	268
Other loans	6,969	6,969

Total impaired loans	41,947	41,947
Other real estate owned:
Construction and development	9,720	9,720
1-4 Family residential	3,139	3,139
Commercial	47	47

Total other real estate owned	$12,906	$12,906

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2011
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
Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a principal balance of $50,013, with a valuation allowance of $8,066, resulting in an additional provision for loan losses of $5,705 for the six month period ended June 30, 2011, compared to additional provision of $3,274 in the first six months of 2010 and additional provision of $3,916 and $3,274 for the three months ended June 30, 2011 and 2010, respectively. Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a carrying amount of $35,860, with a valuation allowance of $6,485, resulting in an additional provision for loan losses of $9,129 for the year ended December 31, 2010.
Other real estate owned, measured at fair value less costs to sell, had a net carrying amount of $12,906, which is made up of the outstanding balance of $16,460, net of a valuation allowance of $3,554 at June 30, 2011, resulting in a write-down of $635 charged to expense in the six months ended June 30, 2011, compared to a write-down of $21 charged to expense in the first six months of 2010. Net carrying amount was $11,224 at December 31, 2010, which was made up of the outstanding balance of $14,294, net of a valuation allowance of $3,070, resulting in a write-down of $2,318 charged to expense during 2010.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
NOTE 4. FAIR VALUE (Continued)
Carrying amount and estimated fair values of significant financial instruments at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets
Cash and cash equivalents	$58,685	$58,685	$60,303	$60,303
Time deposits in other financial institutions	500	504	1,959	1,960
Securities available for sale	62,306	62,306	63,482	63,482
Loans held for sale	5,083	5,083	4,282	4,282
Loans, net of allowance	466,806	460,903	488,807	480,657
Restricted equity securities	1,727	N/A	1,727	N/A
Accrued interest receivable	2,262	2,262	2,528	2,528
Financial liabilities
Total deposits	$571,581	$573,095	$595,069	$597,596
Accrued interest payable	2,271	2,271	1,667	1,667
Repurchase agreement	7,000	7,365	7,000	7,447
Federal Home Loan Bank advances	16,000	16,238	16,000	16,317
Subordinated debentures	23,000	13,704	23,000	13,519
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
NOTE 5. LOANS
Set forth below is a table of the Company’s loans by class at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Real estate construction:
Residential construction	$36,100	7.4%	$37,689	7.4%
Other construction	46,087	9.5%	52,220	10.3%
1-4 Family residential:
Revolving, open ended	39,814	8.2%	40,608	8.0%
First liens	116,661	24.0%	118,493	23.4%
Junior liens	7,240	1.5%	7,775	1.5%
Commercial real estate:
Farmland	8,841	1.8%	8,986	1.8%
Owner occupied	68,403	14.1%	69,901	13.8%
Non-owner occupied	98,513	20.3%	96,629	19.1%
Other real estate secured loans	6,472	1.3%	7,206	1.4%
Commercial, financial and agricultural:
Agricultural	1,156	0.2%	1,279	0.3%
Commercial and industrial	38,737	8.0%	47,174	9.3%
Consumer	8,607	1.8%	9,723	1.9%
Tax exempt	62	0.0%	118	0.0%
Other	9,010	1.9%	9,173	1.8%

	$485,703	100.0%	$506,974	100.0%

(1)	Does not include mortgage loans held for sale at June 30, 2011 and December 31, 2010.
Transactions in the allowance for loan losses for the six month and three month periods ended June 30, 2011 and 2010 were as follows:

	Six Months	Six Months	Three Months	Three Months
	Ended	Ended	Ended	Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Beginning Balance	$18,167	$13,347	$19,775	$12,673

Add (deduct):
Losses charged to allowance	(6,401)	(3,030)	(6,138)	(1,176)
Recoveries credited to allowance	101	74	60	21
Provision for loan losses	7,030	3,309	5,200	2,182

Ending Balance	$18,897	$13,700	$18,897	$13,700

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
NOTE 5 — LOANS (Continued)
The following tables present activity in allowance for loan losses and the outstanding loan balance by portfolio segment and based on impairment method as of June 30, 2011. The balances for “recorded investment” in the following tables related to credit quality do not include approximately $1,880 and $2,035 in accrued interest receivable at June 30, 2011 and December 31, 2010, respectively. Accrued interest receivable is a component of the Company’s recorded investment in loans.

				Other
				Real
				Estate	Commercial,
	Real Estate	1-4 Family	Commercial	Secured	Financial and		Tax	Other
	Construction	Residential	Real Estate	Loans	Agricultural	Consumer	Exempt	Loans	Unallocated	Total
Six months ended June 30, 2011
Allowance for Loan Losses:
Beginning Balance	$6,522	$5,513	$2,373	$22	$1,536	$103	$—	$1,472	$626	$18,167
Charge-offs	(4,581)	(1,150)	(163)	—	(478)	(8)	—	(21)	—	(6,401)
Recoveries	44	19	6	—	3	18	—	11	—	101
Provision	3,813	2,262	(341)	707	342	(53)	—	286	14	7,030

Total ending allowance balance	$5,798	$6,644	$1,875	$729	$1,403	$60	$—	$1,748	$640	$18,897

Three months ended June 30, 2011
Allowance for Loan Losses:
Beginning Balance	$8,389	$5,490	$2,013	$67	$1,376	$63	$—	$1,746	$631	$19,775
Charge-offs	(4,450)	(1,041)	(163)	—	(471)	(6)	—	(7)	—	(6,138)
Recoveries	42	1	—	—	2	9	—	6	—	60
Provision	1,817	2,194	25	662	496	(6)	—	3	9	5,200

Total ending allowance balance	$5,798	$6,644	$1,875	$729	$1,403	$60	$—	$1,748	$640	$18,897

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
NOTE 5 — LOANS (Continued)

				Other
				Real
				Estate	Commercial,
	Real Estate	1-4 Family	Commercial	Secured	Financial and		Tax	Other
	Construction	Residential	Real Estate	Loans	Agricultural	Consumer	Exempt	Loans	Unallocated	Total
Ending allowance balance attributable to loans at June 30, 2011:
Individually evaluated for impairment	$2,517	$3,096	$850	$719	$255	$11	$—	$1,742	$—	$9,190
Collectively evaluated for Impairment	3,281	3,548	1,025	10	1,148	49	—	6	640	9,707

Total ending allowance balance	$5,798	$6,644	$1,875	$729	$1,403	$60	$—	$1,748	$640	$18,897

Ending allowance balance attributable to loans at December 31, 2010:
Individually evaluated for impairment	$4,796	$1,579	$690	$—	$233	$10	$—	$—	$—	$7,308
Collectively evaluated for Impairment	1,726	3,934	1,683	22	1,303	93	—	1,472	626	10,859

Total ending allowance balance	$6,522	$5,513	$2,373	$22	$1,536	$103	$—	$1,472	$626	$18,167

Loans at June 30, 2011:
Individually evaluated for impairment	$26,527	$16,700	$10,057	$2,548	$569	$160	$—	$8,711		$65,272
Collectively evaluated for impairment	55,660	147,015	165,700	3,924	39,324	8,447	62	299		420,431

Total loans balance	$82,187	$163,715	$175,757	$6,472	$39,893	$8,607	$62	$9,010		$485,703

Loans at December 31, 2010:
Individually evaluated for impairment	$30,552	$15,881	$4,798	$—	$818	$10	$—	$—		$52,059
Collectively evaluated for impairment	59,357	150,995	170,718	7,206	47,635	9,713	118	9,173		454,915

Total loans balance	$89,909	$166,876	$175,516	$7,206	$48,453	$9,723	$118	$9,173		$506,974

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
NOTE 5. LOANS (Continued)
Individually impaired loans were as follows:

	Six Months Ended
	June 30,
	2011	2010
Average of impaired loans during the period	$57,288	$38,693

	Three Months Ended
	June 30,
	2011	2010
Average of impaired loans during the period	$59,903	$38,693
Interest income recognized during impairment	44	436
Cash-basis interest income recognized	120	276

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
NOTE 5. LOANS (Continued)
Loans individually evaluated for impairment by class of loans as of and for the six months ended June 30, 2011:

			Allowance
	Unpaid		for Loan	Average		Cash Basis
	Principal	Recorded	Losses	Recorded	Income	Income
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$13,659	$8,553	$—	$4,844	$77	$77
Other construction	7,583	5,535	—	3,391	23	24
1-4 Family residential:
Revolving, open ended	—	—	—	61	—	—
First liens	5,460	4,729	—	2,681	63	66
Junior liens	144	111	—	142	2	2
Commercial real estate:
Farmland	—	—	—	—	—	—
Owner occupied	1,921	1,764	—	1,004	21	20
Non-owner occupied	199	199	—	284	3	3
Other real estate secured loans	—	—	—	—	—	—
Commercial, financial and agricultural:
Commercial and industrial	1,867	279	—	439	—	1
Consumer	149	149	—	51	3	3

Total with no related allowance recorded	30,982	21,319	—	12,897	192	196

With an allowance recorded:
Real estate construction:
Residential construction	4,933	4,933	1,753	9,828	24	75
Other construction	7,726	7,505	763	11,677	17	17
1-4 Family residential:
Revolving, open ended	407	407	182	849	5	7
First Liens	11,088	11,089	2,869	11,481	126	117
Junior Liens	365	365	45	310	1	1
Commercial real estate:
Farmland	485	485	24	620	—	—
Owner occupied	5,006	5,006	419	3,035	7	10
Non-owner occupied	2,603	2,603	408	2,430	33	33
Other real estate secured loans	2,548	2,548	719	954	28	28
Commercial, financial and agricultural:
Commercial and industrial	290	290	255	293	1	1
Consumer	11	11	11	11	—	—
Other loans	8,711	8,711	1,742	2,904	—	—

Total with an allocated allowance recorded	44,173	43,953	9,190	44,390	242	289

Total	$75,155	$65,272	$9,190	$57,287	$434	$485

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
NOTE 5. LOANS (Continued)
Loans individually evaluated for impairment by class of loans at December 31, 2010:

			Allowance for
	Unpaid Principal	Recorded	Loan Losses
	Balance	Investment	Allocated
With no related allowance recorded:
Real estate construction:
Residential construction	$5,896	$3,822	$—
Other construction	4,722	2,505	—
1-4 Family residential:
Revolving, open ended	289	92	—
First Liens	2,233	1,693	—
Commercial real estate:
Farmland	—	—	—
Owner occupied	473	473	—
Non-owner occupied	496	496	—
Other real estate secured loans	—	—	—
Commercial, financial and agricultural:
Commercial and industrial	1,904	546	—
With an allowance recorded:
Real estate construction:
Residential construction	11,107	11,107	3,057
Other construction	13,117	13,117	1,739
1-4 Family residential:
Revolving, open ended	1,957	1,957	162
First Liens	11,651	11,651	1,326
Junior Liens	649	489	91
Commercial real estate:
Farmland	485	485	37
Owner occupied	1,165	1,165	259
Non-owner occupied	2,179	2,179	394
Commercial, financial and agricultural:
Commercial and industrial	272	272	233
Consumer	10	10	10

Total	$58,605	$52,059	$7,308

	June 30,	December 31,
	2011	2010
Troubled debt restructurings still accruing	$10,486	$16,558

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
NOTE 5. LOANS (Continued)
The Company has allocated $4,949 of specific allocations to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2011 compared to $3,261 at December 31, 2010. The Company lost $138 of interest income in the first six months of 2011 that would have been recorded in interest income if the specific loans had not been restructured. The Company lost $104 in interest income during the three months ended June 30, 2011. Balances for troubled debt restructurings by class of loan were as follows:

	June 30, 2011
		Pre-Modification	Post-Modification
		Outstanding	Outstanding
	Number of	Recorded	Recorded
	Contracts	Investment	Investment
Real estate construction:
Residential construction	2	$2,631	$2,631
Other construction	6	6,276	6,276
1-4 Family residential:
First Liens	22	8,273	8,273
Junior Liens	1	9	9
Commercial real estate:
Farmland	1	485	485
Non-owner occupied	1	2,175	2,175
Other real estate secured loans	4	2,227	2,227
Commercial, financial and agricultural:
Commercial and industrial	1	22	22

Total	38	$22,098	$22,098

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
NOTE 5. LOANS (Continued)
Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
		Loans past due		Loans past due
		over 90 days still		over 90 days
	Nonaccrual	accruing	Nonaccrual	still accruing
Real estate construction:
Residential construction	$11,173	$—	$11,258	$—
Other construction	15,617	—	12,598	—
1-4 Family residential:
Revolving, open ended	17	—	62	—
First Liens	9,971	—	2,060	—
Junior Liens	316	—	469	—
Commercial real estate:
Farmland	485	—	1,357	—
Owner occupied	5,206	—	7,453	—
Non-owner occupied	790	—	505	—
Other real estate loans	320	—	—	—
Commercial, financial and agricultural:
Commercial and industrial	554	—	869	—
Consumer	11	—	44	—
Other loans	8,810	—	—	—

Total	$53,277	$—	$36,675	$—

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
NOTE 5. LOANS (Continued)
The following tables present the aging of the recorded investment in past due loans, including nonaccrual loans as of June 30, 2011 and December 31, 2010 by class of loans:

	30 59	60-89	Greater than
	Days	Days	90 Days Past	Total Past	Loans Not
June 30, 2011	Past Due	Past Due	Due	Due	Past Due	Total
Real estate construction:
Residential construction	$672	$2,630	$3,937	$7,239	$28,861	$36,100
Other construction	198	559	6,793	7,550	38,537	46,087
1-4 Family residential:
Revolving, open ended	549	—	17	566	39,248	39,814
First Liens	4,367	506	4,737	9,610	107,051	116,661
Junior Liens	16	—	316	332	6,908	7,240
Commercial real estate:
Farmland	—	—	485	485	8,356	8,841
Owner occupied	—	63	5,206	5,269	63,134	68,403
Non-owner occupied	—	—	790	790	97,723	98,513
Other real estate secured loans	—	—	320	320	6,152	6,472
Commercial, financial and agricultural:
Agricultural	20	—	—	20	1,136	1,156
Commercial and industrial	566	—	508	1,074	37,663	38,737
Consumer	46	11	11	68	8,539	8,607
Tax exempt	—	—	—	—	62	62
Other loans	—	8,711	—	8,711	299	9,010

Total	$6,434	$12,480	$23,120	$42,034	$443,669	$485,703

	30 59	60-89	Greater than
	Days	Days	90 Days Past	Total Past	Loans Not
December 31, 2010	Past Due	Past Due	Due	Due	Past Due	Total
Real estate construction:
Residential construction	$1,721	$—	$4,924	$6,645	$31,044	$37,689
Other construction	638	191	6,395	7,224	44,996	52,220
1-4 Family residential:
Revolving, open ended	693	222	62	977	39,631	40,608
First Liens	1,647	1,843	2,060	5,550	112,943	118,493
Junior Liens	144	328	469	941	6,834	7,775
Commercial real estate:
Farmland	104	—	1,356	1,460	7,526	8,986
Owner occupied	844	65	7,914	8,823	61,078	69,901
Non-owner occupied	—	—	535	535	96,094	96,629
Other real estate secured loans	—	—	—	—	7,206	7,206
Commercial, financial and agricultural:
Agricultural	6	—	—	6	1,273	1,279
Commercial and industrial	509	47	1,019	1,575	45,599	47,174
Consumer	155	87	44	286	9,437	9,723
Tax exempt	—	—	—	—	118	118
Other loans	—	—	—	—	9,173	9,173

Total	$6,461	$2,783	$24,778	$34,022	$472,952	$506,974

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
NOTE 5. LOANS (Continued)
Credit Quality Indicators:
The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. The Company assigns an initial credit risk rating on every loan at origination. All loan relationships with aggregate debt greater than $250 are reviewed at least annually. Smaller balance loans are reviewed and evaluated based on changes in loan performance, such as becoming past due or upon notifying the Bank of a change in the borrower’s financial status. After a loan initially becomes risk rated, its rating is reviewed at least quarterly. Loans rated special mention or higher are reevaluated monthly. The Company uses the following definitions for risk ratings:
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

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
NOTE 5. LOANS (Continued)
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

			Special
June 30, 2011:	Pass	Watch	Mention	Substandard	Doubtful
Real estate construction:
Residential construction	$9,946	$9,053	$3,615	$—	$—
Other construction	20,121	3,549	2,316	7,061	—
1-4 Family residential:
Revolving, open ended	37,124	967	50	1,266	—
First Liens	74,750	17,132	846	8,115	—
Junior Liens	5,840	910	—	14	—
Commercial real estate:
Farmland	4,923	2,701	—	732	—
Owner occupied	48,921	5,887	1,045	5,780	—
Non-owner occupied	75,527	6,821	1,892	11,471	—
Other real estate loans	3,168	—	756	—	—
Commercial, financial and agricultural:
Agricultural	1,156	—	—	—	—
Commercial and industrial	34,736	1,936	920	576	—
Consumer	8,263	92	4	88	—
Tax exempt	62	—	—	—	—
Other loans	299	—	—	—	—

Total	$324,836	$49,048	$11,444	$35,103	$—

			Special
December 31, 2010	Pass	Watch	Mention	Substandard	Doubtful
Real estate construction:
Residential construction	$15,622	$5,430	$—	$1,708	$—
Other construction	31,327	4,158	—	1,112	—
1-4 Family residential:
Revolving, open ended	36,878	246	50	1,386	—
First Liens	86,178	11,512	1,766	5,694	—
Junior Liens	6,261	575	—	449	—
Commercial real estate:
Farmland	6,514	1,987	—	—	—
Owner occupied	57,556	1,426	969	8,311	—
Non-owner occupied	80,715	55	653	12,532	—
Other real estate loans	7,206	—	—	—	—
Commercial, financial and agricultural:
Agricultural	1,229	—	—	50	—
Commercial and industrial	43,302	2,488	64	502	—
Consumer	9,294	87	12	320	—
Tax exempt	118	—	—	—	—
Other loans	371	—	—	8,802	—

Total	$382,571	$27,964	$3,514	$40,866	$—

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2011
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

	Six months ended		Three months ended
	June 30,		June 30,
	2011	2010	2011	2010
Basic
Net loss	$(4,865)	$(653)	$(4,396)	$(960)
Less: Earnings allocated to preferred stock	(481)	(481)	(242)	(242)
Less: Accretion of preferred stock discount	(87)	(81)	(45)	(41)

Net loss allocated to common stock	(5,433)	(1,215)	(4,683)	(1,243)

Weighted average common shares	3,272,964	3,271,005	3,273,159	3,271,529

Basic loss per share	$(1.66)	$(0.37)	$(1.43)	$(0.38)

Diluted

Net loss allocated to common stock	$(5,433)	$(1,215)	$(4,683)	$(1,243)

Weighted average common shares	3,272,964	3,271,005	3,273,159	3,271,529
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—

Average common shares and dilutive potential common shares outstanding	3,272,964	3,271,005	3,273,159	3,271,529

Diluted loss per share	$(1.66)	$(0.37)	$(1.43)	$(0.38)

At June 30, 2011 and 2010, respectively, stock options for 192,030 and 212,881 shares of common stock were not considered in computing diluted loss per share for the six month and three month periods ended June 30, 2011 and 2010 because they were antidilutive.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
NOTE 7. INCOME TAXES
Due to economic conditions and losses recognized during the past three years, the Company established a valuation allowance against materially all of its deferred tax assets. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income.
NOTE 8. REGULATORY MATTERS
During the first quarter of 2010, the Bank was subject to a joint examination by the FDIC and the Tennessee Department of Financial Institutions (“TDFI”). During the third quarter of 2010, the Bank received a final report from the examination and notification of an informal regulatory action in the form of an informal memorandum of understanding (“MOU”) between the Company, the FDIC, and TDFI. The MOU, which the Bank entered into on October 19, 2010 requires the Bank to achieve by March 31, 2011 and maintain thereafter regulatory capital ratios higher than those required under current regulatory capital guidelines. The required ratios are 8.0% for tier 1 capital to average assets, 10.0% for tier 1 capital to risk weighted assets, and 12.0% for total capital to risk weighted assets. The Bank did not achieve the capital ratios required by the MOU at March 31, 2011 or June 30, 2011. Based on the June 30, 2011, levels of average assets and risk-weighted assets, the required amount of additional tier 1 capital required to meet the requirements was approximately $12,328, which would also satisfy the total capital requirement. The MOU also restricts the Bank from paying any dividends to the Company if the dividend would cause the Bank’s regulatory capital ratios to fall below the agreement-required ratios. The Bank was also required to implement additional programs to improve the overall asset quality and reduce exposure to problem assets.
At the request of the Federal Reserve Bank (“FRB”), the board of directors adopted a resolution agreeing that the Company will not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The Company requested permission to make preferred dividend payments and interest payments on subordinated debt that are scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. At June 30, 2011, the company has $762 of interest accrued for which payment is being deferred. During the period during which it is deferring the payment of interest on its subordinated debentures, the Company cannot pay any dividends on its common or preferred stock. Accordingly, the Company was required to suspend its dividend payments on its fixed rate cumulative perpetual preferred stock beginning in the second quarter of 2011.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
NOTE 8. REGULATORY MATTERS (Continued)
As a result of its losses in 2010 and 2009, the Bank is prohibited under applicable Tennessee law from declaring dividends, without prior approval from the TDFI. The terms of the MOU with the FDIC and TDFI also prohibit the Bank from paying dividends to the Company without prior TDFI and FDIC approval so long as its capital levels are below the minimum levels set out in the MOU. The Company is currently considering the options available to it to increase capital levels at the Bank, including the sale of common or preferred stock of the Company or the sale of certain branch locations or other assets, or alternatively the sale of the Company. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company. The Company is also unlikely to pay any dividends as a result of its informal commitment to the FRB and the suspension of dividends on the preferred stock the Company sold the United States Treasury and of interest on its trust preferred securities.
During the first quarter of 2011, the Bank was subject to a joint examination by the FDIC and the Tennessee Department of Financial Institutions (“TDFI”). Based on initial findings presented to the Company’s management, the Company expects that either the FDIC or TDFI or both may replace the existing MOU with a formal agreement or consent order, the form of which is yet undetermined. The Company believes that the formal agreement or consent order will impose restrictions on the Bank similar to those included in the MOU currently in effect. As a result of entering into the formal agreement or consent order, the Bank will be subject to additional limitations on its operations including its ability to pay interest on deposits above proscribed rates and its ability to accept, rollover or renew brokered deposits, which could adversely affect the Bank’s liquidity and/or operating results. The Company also believes that as a result of the above-described joint examination that it is likely that the Bank will be limited in its ability to pay severance payments to its employees and will be required to receive the consent of the FDIC and TDFI to appoint new officers or directors.

COMMUNITY FIRST, INC.
Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)
NOTE 8. REGULATORY MATTERS (Continued)
At June 30, 2011 and December 31, 2010, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines and the ratios required by the Bank’s informal commitment to the FDIC were as follows:

					To Be Considered
					Well Capitalized
			For Capital		Under Applicable		Required by Terms
	Actual		Adequacy Purposes		Regulations		of MOU with FDIC
June 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Bank	$46,048	9.69%	$38,031	8.00%	$47,539	10.00%	$57,046	12.00%
Consolidated	46,846	9.83%	38,115	8.00%	N/A	N/A	N/A	N/A

Tier 1 to risk weighted assets
Bank	$39,946	8.40%	$19,015	4.00%	$28,523	6.00%	$47,539	10.00%
Consolidated	24,569	5.16%	19,058	4.00%	N/A	N/A	N/A	N/A

Tier 1 to average assets
Bank	$39,946	6.11%	$26,137	4.00%	$32,671	5.00%	$52,274	8.00%
Consolidated	24,569	3.75%	26,241	4.00%	N/A	N/A	N/A	N/A

December 31, 2010
Total Capital to risk weighted assets
Bank	$50,066	10.14%	$39,508	8.00%	$49,385	10.00%	N/A	N/A
Consolidated	52,220	10.57%	39,538	8.00%	N/A	N/A	N/A	N/A

Tier 1 to risk weighted assets
Bank	$43,745	8.86%	$19,754	4.00%	$29,631	6.00%	N/A	N/A
Consolidated	31,123	6.30%	19,770	4.00%	N/A	N/A	N/A	N/A

Tier 1 to average assets
Bank	$43,745	6.44%	$27,159	4.00%	$33,949	5.00%	N/A	N/A
Consolidated	31,123	4.57%	27,259	4.00%	N/A	N/A	N/A	N/A

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
OVERVIEW
(amounts in thousands, except share and per share data)
The following discussion compares the financial condition of Community First, Inc. (the “Company”) at June 30, 2011, to December 31, 2010, and the results of operations for the six months and three months ended June 30, 2011 and 2010. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.
Certain of the statements made herein, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on April 15, 2011 (File No. 000-49966) (the “2010 Form 10-k”) and in other reports we file with the SEC from time to time; including Part II, Item 1A “Risk Factors” below, and the following:
•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	further declines in real estate markets in the Company’s market;

•	greater than anticipated deterioration or lack of sustained growth in the national or local economies including Maury, Williamson, Hickman, and Rutherford Counties Tennessee;

•	our ability to raise sufficient amounts of capital to enable the Bank to achieve the capital commitments it has made to its primary regulators;

•	failure to maintain capital levels above levels required by federal banking regulators or commitments or agreements the Company or the Bank makes with its regulators;

•	the failure of assumptions underlying the establishment of valuation allowances for probable loan losses and other estimates;

•	further deterioration in the valuation of other real estate owned;

OVERVIEW (Continued)
•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations, including those resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	continuation of the historically low short-term interest rate environment;

•	rapid fluctuations or unanticipated changes in interest rates;

•	any activity that would cause the Company to conclude that there was impairment of any asset, including any other intangible asset;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	changes in accounting policies, rules and practices;

•	the impact of governmental restrictions on entities participating in the CPP;

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other circumstances, many of which may be beyond our control.
All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.
FINANCIAL CONDITION
At June 30, 2011, total assets were $641,435, a decrease of $25,945 or 3.9% compared to $667,380 at December 31, 2010. The decrease in total assets was primarily due to decreases in net loans, securities, and cash and cash equivalents. Total liabilities decreased 3.4%, or $22,216 to $622,403 at June 30, 2011 compared to $644,619 at December 31, 2010. The decrease in liabilities was due to decreases in deposits. Total equity decreased 16.4%, or $3,729 to $19,032 at June 30, 2011 compared to $22,761 at December 31, 2010. The decrease in equity is primarily due to the net loss for the first six months of 2011.

FINANCIAL CONDITION (Continued)
Cash and Cash Equivalents
Cash and cash equivalents were $58,685 at June 30, 2011 compared to $60,303 at December 31, 2010. The Bank has continued to maintain unusually high cash balances during 2011 due to the availability of excess liquidity in the Bank’s market area coupled with reduced loan demand as a result of weak economic conditions.
Loans
Total loans (excluding mortgage loans held for sale) at June 30, 2011 were $485,703, compared to $506,974 at December 31, 2010, a decrease of $21,271 or 4.2%. The decrease in loans during the first six months of 2011 is primarily due to Small Business Association (“SBA”) guaranteed loans totaling $4,610 that were transferred to loans held for sale, $6,300 of net charge offs, continuation of decreased loan demand, and increased loan repayments. The most significant decreases in loan balances occurred in commercial and industrial loans and real estate construction loans.
Loans in the portfolio at June 30, 2011 of approximately $179,462, or 36.9%, are at a variable rate of interest, $252,964, or 52.1%, are at a fixed rate, and $53,277, or 11.0% are nonaccrual. $255,030 or 50.5% of total loans reprice within one year. As market rates dropped during the economic recession, management implemented rate floors for many variable rate loans in order to protect the Bank’s net interest margin. As a result, when market rates begin to rise, loans at their floor will not reprice at higher rates until market rates rise above their contractual floor rates. Only the loans noted above that have variable rates not at a floor rate will reprice with the first increase in market rates. The existence of these rate floors may negatively impact our net interest margin when rates begin to rise, at least until rates rise above these floors.
Management anticipates continued reduced loan demand during the remainder of 2011, which will likely result in further decreases in gross loans. If economic conditions in the Bank’s market area contribute to continued reductions in loan demand, additional decreases in total loans is possible.
Securities Available for Sale
Set forth below is a table showing the carrying amount and breakdown of the Company’s securities available for sale at June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
U.S. Government sponsored entities	$5,880	9.4%	$5,937	9.4%
Mortgage-backed — residential	32,525	52.2%	31,975	50.4%
State and municipal	19,737	31.7%	18,551	29.2%
Corporate	4,164	6.7%	7,019	11.0%

Total	$62,306	100.0%	$63,482	100.0%

The Company’s securities portfolio is used to provide yield and for pledging purposes to secure public fund deposits. As of June 30, 2011, the carrying value of securities decreased $1,176 to $62,306, compared to $63,482 at December 31, 2010. Securities available for sale as a percentage of total assets was 9.7% at June 30, 2011, compared to 9.5% at December 31, 2010. Net unrealized loss on available for sale securities was $186 at June 30, 2011, compared to $1,742 at December 31, 2010. Management is continually monitoring the credit quality of the Bank’s investments and believes any

FINANCIAL CONDITION (Continued)
unrealized losses that exist in the Bank’s portfolio to be temporary based on the bond ratings and anticipated recovery of bonds held. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.
Other Real Estate Owned
At June 30, 2011, other real estate owned totaled $13,471, an increase of $1,680 from $11,791 at December 31, 2010. The balance of other real estate owned is comprised of $12,906 of properties acquired through or in lieu of foreclosure on real estate loans, $80 of loans made to facilitate the sale of other real estate owned, and $484 of property acquired by the Company for future Bank branch locations that is no longer intended for that purpose and currently held for sale. The balance of other real estate owned (excluding adjustments for loans to facilitate the purchase of foreclosed properties and bank properties) increased 15.0% to $12,906 at June 30, 2011 compared to $11,224 at December 31, 2010.
Deposits
The Company relies on the Bank’s deposit growth, as well as alternative funding sources such as other borrowed money, FHLB advances, and federal funds purchased from correspondent banks to fund its operations.
The following table sets forth the composition of the deposits at June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$48,022	8.4%	$49,333	8.3%
Interest-bearing demand accounts	131,604	23.0%	121,759	20.5%
Savings accounts	20,120	3.5%	19,250	3.2%
Time deposits greater than $100	164,238	28.8%	188,751	31.7%
Other time deposits	207,597	36.3%	215,976	36.3%

Total	$571,581	100.0%	$595,069	100.0%

Total deposits were $571,581 at June 30, 2011, compared to $595,069 at December 31, 2010, a decrease of $23,488. The decrease was primarily due to reductions in personal CDs and the Bank utilizing excess cash on hand to pay off maturing national market time deposits. Personal CDs decreased $19,756 during the first six months of 2011. The decrease is due to unusually low rates in the Bank’s market area prompting some customers to maintain their funds in more liquid demand accounts rather than in time deposits. Interest bearing demand accounts increased $9,845 during the same period. Current rates available on some money market demand account products is attractive to some customers who may be anticipating that rates will begin to trend upward in the near future. The lower CD rates offered by the Bank have also led some non-core customers to move their CDs to other institutions, following the highest available rates in the market. National market time deposits decreased $12,592 during the first six months of 2011 as part of management’s efforts to reduce reliance on non-core funding sources.

FINANCIAL CONDITION (Continued)
During the majority of 2010 and through June 30, 2011, the Bank has maintained higher than normal balances in cash and cash equivalents as a result of loan payoffs outpacing loan demand. Management has been utilizing the available cash to pay off national market and broker deposits as they have matured, resulting in significant reductions in cost of funds. Management further anticipates seeking additional core customer deposits during 2011 in order to improve the Bank’s overall liquidity position as well as net interest income and to continue to reduce the Bank’s reliance on national market and broker deposits.
If the Bank enters into a formal agreement or consent order with the FDIC and TDFI, as described in more detail in Note 9 to the financial statements, the Bank will be subject to additional limitations on its operations including its ability to pay interest on deposits above proscribed raes and its ability to accept, rollover or renew brokered deposits, which could adversely affect the Bank’s liquidity and/or operating results.
Federal Home Loan Bank Advances
The Company had borrowed $16,000 in fixed rate advances from the Federal Home Loan Bank (“FHLB”) as of June 30, 2011 and December 31, 2010. The Company had $18,223 available for future borrowings from the FHLB at June 30, 2011. The fixed interest rates on these advances ranged from 1.91% to 2.71% at June 30, 2010 with a weighted average rate of 2.34% and a weighted average remaining maturity of 20.07 months. These borrowings are secured by a blanket collateral agreement for certain loans secured by 1-4 family residential properties, commercial real estate, and home equity lines of credit. At June 30, 2011, undrawn standby letters of credit with FHLB totaled $9,000. The letters of credit are used to meet pledging requirements of the State of Tennessee Bank Collateral Pool.
Shareholders’ Equity
At June 30, 2011, shareholders’ equity totaled $19,032, a decrease of $3,729 from $22,761 at December 31, 2010. The decrease was primarily due to net loss of $4,865, dividends declared on preferred stock and amortization of the discount on preferred stock offset by an increase in other comprehensive income of $1,556.
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

FINANCIAL CONDITION (Continued)
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
In January 2011, the Company entered into an informal agreement with the FRB-Atlanta that, among other items, the Board of Directors would not pay any dividends on common or preferred stock or any interest payments on outstanding subordinated debentures without prior approval. During the first quarter of 2011, the Company sought such approval from FRB-Atlanta and was approved to make the dividend payment on the Company’s outstanding preferred shares that were issued to the U.S. Treasury that was due on February 15, 2011. FRB-Atlanta denied the Company’s request to make interest payments on outstanding subordinated debentures that were due in March 2011. As a result of its failure to pay interest on its trust preferred securities, the Company is also prohibited under the terms of the agreements related to these securities, from paying dividends on the Senior Preferred and Warrant Preferred shares until such time as all unpaid interest payments on the trust preferred securities are paid in full. Accordingly, the Company did not pay the dividends on its Senior Preferred and Warrant Preferred shares due in May 2011 or August 2011. These amounts however, were accrued, and accordingly increased the Company’s net loss available to common shareholders. The Company will be required to continue deferring payments on both preferred stock and subordinated debentures until such time as management is able to obtain approval from FRB-Atlanta to make the payments which will not be until the Company raises a sufficient amount of capital necessary to ensure the Bank is able to achieve and maintain the minimum capital ratios it has committed to the FDIC or TDFI that it will maintain and has sufficient earnings to pay dividends under Tennessee law.
RESULTS OF OPERATIONS
Net Loss
The Company had a net loss of $4,865 for the six months ended June 30, 2011 compared to net loss of $653 for the same period in 2010, an increase in losses of $4,212. Net loss allocated to common shareholders was $5,433 for the first six months of 2011 compared to net loss allocated to common shareholders of $1,215 for the first six months of 2010.
The net loss reported for the first six months of 2011 is primarily due to additional losses identified in the loan portfolio, primarily during the second quarter of 2011. The Bank recorded provision for loan losses of $7,030 through June 30, 2011. During the first six months of 2011, management utilized third party providers to perform a review of all loan relationships totaling $1,000 or more and a significant sampling of loans below that threshold. That process identified several additional problem loans and charge offs, which were recognized during the second quarter of 2011. Management and the Board of Directors are in the process of implementing new processes and procedures to improve the Bank’s credit administration and underwriting processes. On June 28, 2011, the Board of Directors appointed a new president to lead the Company. Other management changes related to credit administration and lending management have also been implemented.

Management anticipates that these changes will ultimately help to improve the Bank’s asset quality. As the new management team implements new processes and procedures concerning loan quality, additional problem loans may be identified from the portion of the portfolio that was not reviewed by a third party during the first six months of 2011.
The Company had a net loss of $4,396 for the three months ended June 30, 2011 compared to net loss of $960 for the same period in 2010, an increase in losses of $3,436. The Company had a net loss allocated to common shareholders of $4,683 for the three months ended June 30, 2011 compared to a net loss allocated to common shareholders of $1,243 for the same period in 2010.

Average Balance Sheets, Net Interest Income
Changes in Interest Income and Interest Expense
The following table shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity and an analysis of net interest income for the six month periods ended June 30, 2011 and 2010. The table reflects how changes in the volume of interest earning assets and interest-bearing liabilities and changes in interest rates have affected our interest income, interest expense, and net interest income for the periods indicated. Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (changes in rate multiplied by prior volume); and (3) changes in rate/volume (changes in rate multiplied by change in volume). The changes attributable to the combined impact of volume and rate have all been allocated to the changes due to rate.

	June 30, 2011			June 30,2010			Change
	Average	Interest	Revenue/	Average	Interest	Revenue/	Due to	Due to
	Balance	Rate	Expense	Balance	Rate	Expense	Volume	Rate	Total

Gross loans (1 and 2)	$502,508	5.52%	$13,762	$535,531	5.75%	$15,269	$(942)	$(565)	$(1,507)
Taxable securities available for sale (3)	50,732	3.54%	890	60,233	3.91%	1,168	(184)	(94)	(278)
Tax exempt securities available for sale (3)	13,024	3.59%	232	10,174	3.75%	189	53	(10)	43
Federal funds sold and other	59,407	0.57%	168	24,800	1.11%	136	190	(158)	32

Total interest earning assets	625,671	4.85%	15,052	630,738	5.36%	16,762	(883)	(827)	(1,710)

Cash and due from banks	9,225			10,096
Other nonearning assets	46,143			60,177
Allowance for loan losses	(19,365)			(12,946)

Total assets	$661,674			$688,065

Deposits:
NOW & money market investments	$133,161	0.80%	$527	$90,977	0.82%	$370	$172	$(15)	$157
Savings	19,593	0.14%	14	19,907	0.15%	15	—	(1)	(1)
Time deposits $100 and over	173,770	1.77%	1,526	196,564	2.27%	2,208	(256)	(426)	(682)
Other time deposits	214,368	1.68%	1,787	236,641	2.29%	2,682	(253)	(642)	(895)

Total interest-bearing deposits	540,892	1.44%	3,854	544,089	2.08%	5,275	(338)	(1,083)	(1,421)

Federal Home Loan Bank advances	16,000	2.34%	186	18,260	2.75%	249	(31)	(32)	(63)
Subordinated debentures	23,000	6.20%	707	23,000	6.12%	698	—	9	9
Repurchase agreement	7,000	3.31%	115	7,000	3.31%	115	—	—	—
Federal funds purchased and other	32	0.00%	—	9	0.00%	—	—	—	—

Total other borrowings	46,032	4.42%	1,008	48,269	4.44%	1,062	(31)	(23)	(54)
Total interest-bearing liabilities	586,924	1.67%	4,862	592,358	2.16%	6,337	(368)	(1,107)	(1,475)
Noninterest-bearing liabilities	52,439			51,720

Total liabilities	638,544			644,078
Shareholders’ equity	22,311			43,987

Total liabilities and shareholders’ equity	$661,674			$688,065

Net interest income			$10,190			$10,425	$(515)	$280	$(235)

Net interest margin (4)		3.28%			3.33%

1	Interest income includes fees on loans of $273 and $259 in 2011 and 2010, respectively.

2	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.

3	Amortized cost is used in the calculation of yields on securities available for sale.

4	Annualized interest income to average interest earning assets.

RESULTS OF OPERATIONS (Continued)
Net Interest Income
Net interest income for the first six months of 2011 was $10,190, a decrease of $235, or 2.3% compared to $10,425 for the same period in 2010. Net interest margin for the first six months of 2011 was 3.28%, compared to 3.33% for the same period in 2010. The decrease in net interest income and net interest margin is primarily due to decreases in the average balance of earning assets and decreases in the average rate earned on loans and securities, together with increases in non-performing assets offset by decreases in the average rate paid for deposits.
Total interest income for the first six months of 2011 was $15,052, a decrease of $1,710 from $16,762 for the same period in 2010. The decrease is primarily due to a decline in loan interest income. The average rate earned on loans decreased 23 basis points to 5.52% for the first six months of 2011 compared to 5.75% for the first six months of 2010. In addition to the decrease in average rate earned on loans, the average balance of loans outstanding decreased $33,023 in the first six months of 2011 compared to the same period in 2010. The decrease in the average rate earned on loans is primarily due to continued high levels of nonaccrual loans in the portfolio. The decrease in the average balance of loans reflects the reduction in loan demand in the second half of 2010 and first half of 2011 and the continued negative impact on loan balances of chargeoffs and foreclosures.
Interest income on taxable securities decreased $278 to $890 in the first six months of 2011 compared to $1,168 in the first six months of 2010. The decrease is primarily due to a reduction in the average balance of taxable securities during the first six months of 2011 when compared to the first six months of 2010. The decrease was supported by a decrease in the average rate earned on taxable securities in the first six months of 2011 compared to the same period in 2010. The decrease in the average rate earned on taxable securities is due to one corporate security owned by the Bank with a face amount of $2,880 and yielding 7.40% being called during the second quarter of 2011. Interest income on tax-exempt securities increased $43 to $232 in the first six months of 2011 compared to $189 in the first six months of 2010. The increase is primarily due to the increase in average balance for tax-exempt in the first quarter of 2011.
Total interest expense was $4,862 in the first six months of 2011, a decrease of $1,475 from $6,337 in the first six months of 2010. The decrease in interest expense is primarily due to a reduction in the average rate paid on deposits in the first quarter of 2011 compared to the same period in 2010.
Total interest expense on deposits was $3,854 in the first six months of 2011, a reduction of $1,421 from $5,275 in the first six months of 2010. The average rate paid on deposits was 1.44% in the first six months of 2011 compared to 2.08% for the same period in 2010. The most significant decreases in average rates were on time deposits. The reduction in average rate paid on deposits was the result of continued decreases in market rates in the Bank’s market area. During 2010, management was successful at reducing rates for various deposit products while growing the Bank’s core deposit base and reducing reliance on wholesale funding sources. This success was possible due to historically low rates combined with excess liquidity in the Bank’s market area.

RESULTS OF OPERATIONS (Continued)
Net interest income for the three months ended June 30, 2011 was $4,984, a decrease of $403 from $5,387 for the same period in 2010. The decrease was primarily due to reductions in loan interest income offset by decreases in deposit interest expense. Total interest income for the three months ended June 30, 2011 was $7,306, a decrease of $1,032 from $8,338 for the same period in 2010. Total interest expense was $2,322 for the three months ended June 30, 2011, a decrease of $629 from $2,951 for the same period in 2010. The factors causing the fluctuations in interest income and interest expense during the second quarter of 2011 are similar to those noted above for the six month period ended June 30, 2011.
Management expects some minor improvements in net interest margin through the remainder of 2011 as the Bank’s overall cost of funds continues to decline. However, management anticipates loan demand to remain weak during 2011, which could result in further reductions in loan balances which could, particularly if excess liquidity is invested in lower yielding investment securities, negatively impact net interest margins. No appreciable increase in loan demand is expected until economic conditions in the Bank’s market area improve. If economic conditions in the Bank’s market area further deteriorate, the Bank could experience additional increases in nonaccrual loans and chargeoffs, which could negatively impact net interest margin.
Provisions for Loan Losses
In the first six months of 2011, the Bank recorded provisions for loan loss of $7,030, an increase of $3,721 from $3,309 in the same period in 2010. The ratio of allowance for loan losses to gross loans was 3.89% at June 30, 2011 compared to 3.58% at December 31, 2010.
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
The Bank has experienced significant increases in past due loans, impaired loans, adversely classified loans and charge offs as a result of the economic downturn that began in 2008, the Bank’s concentration in real estate lending, and the dramatic decline in real estate markets. The Bank and its customers continue to be affected by the impacts of the economic downturn, particularly in the real estate market. Historically, more than half of the Bank’s loan portfolio has been secured by real estate of some form, whether residential, commercial, or development, with a significant portion of those loans being residential developments. One of the most significant impacts of the economic downturn in the Bank’s market area has been the collapse of the housing market and subsequent decline in market values for existing properties. Those impacts caused several of the Bank’s borrowers who were residential and commercial developers to find themselves owning larger parcels of partially developed land with virtually no demand for finished properties. Several of these developers became unable to service their debt causing the loans to become past due. At the same time, the decline in activity in the housing market caused significant reductions in market values, causing collateral values for many loans to fall below the outstanding loan balance. The Bank has experienced increases in problem loans in virtually all segments of the loan portfolio, however the effect of the adverse real estate market has been the cause of the majority of the Bank’s impaired loans and chargeoffs during 2011 and 2010.

RESULTS OF OPERATIONS (Continued)
Loans past due 30 to 59 days decreased slightly to $6,434 at June 30, 2011 from $6,461 at December 31, 2010. Loans past due 60 to 89 days increased to $12,516 at June 30, 2011 from $2,783 at December 31, 2010. The increase during the first six months of the year is primarily due to one relationship of approximately $8,700 that was classified as impaired for the period ended June 30, 2011.
Impaired loans totaled $65,272 at June 30, 2011 compared to $52,059 at December 31, 2010, an increase of $13,213. The majority of these relationships are 1-4 family residential properties and real estate development projects that were severely impacted by the downturn in the economy and housing market. In general, the borrowers are residential developers and the collateral for the loans is raw land that was intended for development. As a result of the collapse of the housing market, lot absorption declined dramatically, reducing cash flow available to service the debt. Many of the borrowers were able to service the debt though cash reserves for a period of time, but the extended period of the economic downturn exhausted their reserve funds, rendering the loans impaired. Management has worked extensively with these borrowers to find ways to liquidate the underlying collateral or stimulate activity within the respective developments in order to avoid foreclosure and/or additional charge offs. The relationships in this group as of June 30, 2011 will likely continue to be classified as impaired until there is significant improvement in the housing market and lot absorption improves.
Included in the $13,213 increase in impaired loans is one relationship totaling $8,711 secured by common stock in another company. This loan is a participation in a larger relationship totaling approximately $18,000. The loan participants, including the Bank’s management, are negotiating with the borrower and regulatory authorities to resolve the issues with the debt. It appears likely that the participants will assume ownership of the common stock securing the debt.
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
     Watch. Loans characterized by borrowers who have marginal cash flow, marginal profitability, or have experienced operating losses and declining financial condition. The borrower has satisfactorily handled debts with the Bank in the past, but in recent months has either been late, delinquent in making payments, or made sporadic payments. While the Bank is believed to be adequately secured, the borrower’s margins have decreased or are decreasing, despite the borrower’s continued satisfactory condition. Other characteristics of borrowers in this class include inadequate credit information, weakness of financial statement and repayment capacity, but with collateral that appears to limit the Bank’s exposure. This classification includes loans to established borrowers that are reasonably margined by collateral, but where potential for improvement in financial capacity is limited.
     Special Mention. Loans with potential weaknesses that deserve management’s close attention. If left uncorrected, these potential weaknesses may result in deteriorating prospects for the repayment source or in the Bank’s credit position in the future.

RESULTS OF OPERATIONS (Continued)
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
Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2011, and based on the most recent analysis performed, the risk category of loans by segment of loans is as follows:

			Special
	Pass	Watch	Mention	Substandard	Doubtful
Real estate construction	$30,067	$12,602	$5,931	$7,061	$—
1-4 Family residential	117,714	19,009	896	9,395	—
Commercial real estate	129,371	15,409	2,937	17,983	—
Other real estate loans	3,168	—	756	—	—
Commercial, financial and agricultural	35,892	1,936	920	576	—
Consumer	8,263	92	4	88	—
Tax exempt	62	—	—	—	—
Other loans	299	—	—	—	—

Total	$324,836	$49,048	$11,444	$35,103	$—

Loans graded watch or higher, excluding impaired loans, totaled $95,595 at June 30, 2011 compared to $72,344 at December 31, 2010. The increase in classified loans is primarily attributable to management’s efforts to identify all potential problem loans within the portfolio during the first six months of 2011. The majority of the loans that are classified are real estate loans that exhibit some of the same credit quality issues as noted for impaired loans, though the severity of the credit quality issues is not as extensive as those of impaired loans. The majority of the increase is in watch rated loans.
As discussed previously, management’s consideration of environmental factors impact the amount of allowance for loan loss that is needed for classified and pass rated loans. Below are some of the factors considered by management:
The commercial real estate market has declined significantly as a result of the local and national economic recession that began during 2008 and the resulting sluggish economic conditions that have remained through the first six months of 2011. Real estate related loans, including commercial real estate loans, residential construction and residential development and 1-4 family residential loans, comprised approximately 88% of the Company’s loan portfolio at June 30, 2011. Market conditions for residential development and residential construction have seen substantial declines

RESULTS OF OPERATIONS (Continued)
due to the effects of the recession and continued weak economy on individual developers, contractors and builders. In addition, the local market, particularly in Maury County, has seen significantly weaker demand for residential housing. The historical and environmental component of the allowance has decreased in absolute dollars and as a percentage of non-impaired loans since December 31, 2010. The decrease in the dollar amount of this component is largely due to a reduction of $34,484 or 7.6% in the balance of total non-impaired loans. The reduction in non-impaired loans was more significant for certain loan segments that have been assigned higher reserve factors based on the risk of the portfolio segment.
The table below illustrates changes in the AFLL ratio (the ratio, expressed as a percentage, of the allowance for loan losses to total loans) over the past five quarters and the changes in related risk metrics over the same periods:

	June 30,	March 31,	December 31,	September 30,	June 30,
Quarter Ended	2011	2011	2010	2010	2010
AFLL Ratio	3.89%	3.95%	3.58%	2.71%	2.61%
ASC 450-10 allowance ratio (1)	2.31%	2.30%	2.39%	1.34%	1.21%
Specifically Impaired Loans (ASC 310 component)	$9,190	$9,542	$7,308	$7,708	$7,916
Historical and environmental (ASC 450-10 component)	9,707	10,233	10,859	6,472	5,784

Total allowance for loan loss	$18,897	$19,775	$18,167	$14,180	$13,700

Nonperforming loans to gross loans (2)	13.13%	11.10%	10.50%	6.42%	5.23%
Impaired loans to gross loans	13.44%	10.90%	10.27%	7.83%	8.51%
Allowance to nonperforming loans ratio	29.64%	35.62%	34.09%	42.23%	46.40%
Quarter-to-date net charge offs to average gross loans	1.21%	0.04%	1.17%	0.09%	0.22%

(1)	Historical and environmental component as a percentage of non-impaired loans.

(2)	Nonaccrual loans and loans past due 90 or more days still accruing interest as a percentage of gross loans.
At June, 2011 the following loan concentrations exceeded 10% of total loans: 1-4 family residential loans, real estate construction loans, and commercial real estate. Management does not believe that this loan concentration presents an abnormally high risk. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.
Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.
The following table presents information regarding loans included as nonaccrual and the gross income that would have been recorded in the six month and three month periods ended June 30, 2011 and 2010 if the loans had been current:

	Six months ended		Three months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Nonaccrual interest	$2,764	$938	$749	$42
Troubled debt restructurings interest	138	83	104	50

RESULTS OF OPERATIONS (Continued)
Noninterest Income
Total noninterest income for the first six months of 2011 was $1,896, a decrease of $235, or 11.0% from $2,131 for the same period in 2010. The decrease is primarily due to a reduction in gain on sale of securities available for sale, offset by an increase in gain on sale of loans.
The reduction in gain on sale of securities available for sale is due to the Bank selling no securities during the first six months of 2011. The Bank sold a group of securities during the first six months of 2010 that resulted in a gain on sale of $315.
Gain on sale of loans is comprised of two main components, secondary market sales of traditional single family mortgages, and sales of Small Business Association (“SBA”) guaranteed commercial loans. Income recognized from sale of traditional single family mortgages totaled $129 for the first six months of 2011 compared to $297 for the same period in 2010. The reduction in income is due to a reduction in demand for refinance activity and continued low sales activity in the housing market. For the three month period ended June 30, 2011, the Bank recorded income of $64 on sales of traditional single family mortgages compared to $174 for the same period in 2010.
The decrease in mortgage activity was also impacted by a restructuring of the Bank’s mortgage banking operations that occurred in the first quarter of 2011. Mortgage banking activities have historically produced significant revenue for the Bank however, operations, additional regulatory requirements, and potential for recourse losses have prevented the Bank from operating the service line profitably. During the first quarter of 2011 the Bank partnered with a third-party mortgage originator to continue offering residential mortgage products to our customers while moving much of the overhead and a portion of the revenue to the third party. Due to this new partnership, the Bank believes it is relieved of significant regulatory reporting requirements and potential recourse losses. The restructuring of the product line also eliminated 5 full time employee positions at the Bank, resulting in significant future cost savings. Management expects the reduction in revenue in future periods will be more than offset by the overhead cost savings allowing the product line to contribute to net income.
The Bank recorded gains of $289 during the first six months of 2011 compared to $123 for the same period in 2010 related to the sale of SBA-guaranteed commercial loans. The guaranteed portions of the loans were sold at a premium, resulting in the recorded gain. The Bank has begun pursuing additional opportunities to originate new SBA-guaranteed loans. In general, management’s intent is to sell the guaranteed portion of SBA loans with servicing rights retained, though occasionally the guaranteed portion may be held in the Bank’s portfolio.

RESULTS OF OPERATIONS (Continued)
The table below shows noninterest income for the six month and three month periods ended June 30, 2011 and 2010.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Service charge on deposit accounts	$919	$885	$482	$452
Gain on sale of loans	418	297	132	174
Gain on sale of securities available for sale	—	315	—	—
Other:
Investment service income	165	249	53	157
Check printer income	13	15	7	8
Safe deposit box rental	16	16	7	7
Credit life insurance commissions	4	4	3	3
Bank Owned Life Insurance income	146	162	73	80
ATM income	66	57	34	28
Other customer fees	34	28	15	16
Other equity investment income	2	1	—	—
Other service charges, commissions and fees	113	102	86	60

Total noninterest income	$1,896	$2,131	$892	$985

Noninterest Expense
Noninterest expense for the first six months of 2011 was $9,921, an increase of $250, or 2.6% from the same period in 2010. The increase is primarily due to an increase in other real estate expense, offset by small decreases in several expense categories.
Other real estate expense is composed of three types of charges: maintenance, marketing and selling costs; valuation adjustments based on new appraisals; and gains or losses on disposition. Other real estate expenses increased $766, or 361.3%, to $978 for the six months ended June 30, 2011 compared to $212 for the same period in 2010. Maintenance, marketing, and selling costs totaled $343, valuation adjustments based on new appraisals totaled $544, and losses on sale of other real estate totaled $91 in the first six months of 2011. The valuation adjustments relate to two specific high-value residential properties. Market values for homes in that category have continued to experience significant declines in the Bank’s market area. Market values for homes at or below the median home price have begun to level off. The majority of the Bank’s residential other real estate is in this more stable category. Management currently does not expect significant amounts of additional adjustments based on new appraisals during 2011; however if market conditions and real estate values deteriorate further, additional losses could be incurred. The balance of other real estate owned (excluding adjustments for loans to facilitate the purchase of foreclosed properties and bank properties) increased 15.0% to $12,906 at June 30, 2011 compared to $11,224 at December 31, 2010.
Management has been focused on reducing noninterest expenses wherever possible. Those efforts have resulted in reductions in expense in several categories. The most significant decrease is in salaries and employee benefits, which decreased $289 to $4,352 for the first six months of 2011 compared to $4,641 for the same period in 2011. The reduction in expense is primarily due to a

RESULTS OF OPERATIONS (Continued)
reduction in workforce that occurred in the first quarter of 2011. The reduction in workforce affected approximately 10% of the Bank’s full time employees, with reductions affecting most departments, but most significantly impacting the mortgage banking department as discussed above. Management anticipates a gross annual savings of approximately $900 as a result of the reductions, with a portion of that savings being offset by regular salary increases for remaining employees. In addition to the reduction in workforce, mortgage loan production has resulted in lower mortgage commissions in the first six months of 2011. The Bank anticipates that it will incur additional expense in the second half of 2011 associated with its compliance with the anticipated regulatory consent order described in Note 9 to the financial statements, including additional legal and consultant expenses.
Noninterest expense for the three months ended June 30, 2011 was $4,987, an increase of $66, or 1.3%, from $4,921 for the same period in 2010. The increase is primarily due to increase in other real estate expense, offset by a decrease in salaries and employee benefits and small decreases in several expense categories, similar to the factors noted for the six month period.
The table below shows noninterest expense for the six month and three month periods ended June 30, 2011 and 2010:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Salaries and employee benefits	$4,352	$4,641	$2,079	$2,345
Regulatory and compliance	736	635	359	337
Occupancy	757	750	377	369
Furniture and equipment	377	450	187	245
Data processing fees	615	475	306	263
Advertising and public relations	193	310	112	170
Operational expense	221	400	107	186
Other real estate expense	978	212	718	107
Other:
Loan expense	91	214	53	103
Legal	105	33	65	18
Audit and accounting fees	254	259	121	160
Postage and freight	175	170	88	84
Director expense	111	112	50	50
ATM expense	272	262	142	137
Amortization of intangible asset	122	141	61	71
Other insurance expense	116	96	58	47
Printing	56	37	30	21
Other employee expenses	91	123	31	61
Dues & memberships	42	35	22	17
Miscellaneous chargeoff (recovery)	(1)	—	(1)	(24)
Miscellaneous taxes and fees	41	53	15	30
Federal Reserve and other bank charges	23	19	9	11
Other	194	244	83	113

Total noninterest expense	$9,921	$9,671	$5,072	$4,921

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
During the first six months of 2011, the Company reported additional net losses. As a result, the Company recorded no income tax expense during the quarter.
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
During the first quarter of 2010, the Bank was subject to a joint examination by the FDIC and the Tennessee Department of Financial Institutions (“TDFI”). During the third quarter of 2010, the Bank received a final report from the examination and notification of an informal regulatory action in the form of an informal memorandum of understanding (“MOU”) between the Company, the FDIC, and TDFI. The MOU, which the Bank entered into on October 19, 2010, required the Bank to achieve by March 31, 2011 and maintain thereafter regulatory capital ratios higher than those required under current regulatory capital guidelines. The required ratios are 8.0% for tier 1 capital to average assets, 10.0% for tier 1 capital to risk weighted assets, and 12.0% for total capital to risk weighted assets. The MOU also restricted the Bank from paying any dividends to the Company if the dividend would cause the Bank’s regulatory capital ratios to fall below the MOU-required ratios. The Bank failed to attain the required capital ratios as of March 31, 2011 and June 30, 2011. Based on the June 30, 2011 levels of average assets and risk-based assets, the shortfall between the required level of capital to meet all of the MOU requirements was approximately $12,300. The Bank was also required to implement additional programs to improve the overall asset quality and reduce exposure to problem assets. As a result of its most recent examination, the Bank has been advised that it will be required to enter into a consent order with the FDIC, and that the consent order could contain a requirement for the Bank to ultimately achieve Tier 1 capital to average assets of 9.0% as well as Tier 1 capital to risk weighted assets of 10% and total capital to risk weighted assets of 12%. Once this consent order is issued, the Bank will be prohibited from paying interest on deposits above certain federally prescribed rate Caps and will not be able to renew, accept, or roll over brokered deposits, except in each case, with the consent of the FDIC.
At the request of the Federal Reserve Bank (“FRB”) the board of directors adopted, in the first quarter of 2011, a resolution agreeing that the Company will not incur additional debt, pay common or preferred dividends, or redeem treasury stock without prior approval from the FRB. The Company requested permission to make preferred dividend payments and interest payments on subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to defer interest payments on each of its three subordinated debentures (related to its trust preferred securities) beginning during the first quarter of 2011, which deferral continued during the Second quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the deferral period, the Company cannot pay any dividends on its common or preferred stock. Accordingly, the Company was required to suspend its dividend payments on its fixed rate cumulative perpetual preferred stock beginning in the second quarter of 2011. Because of its recent losses, the Company does not anticipate it will be able to resume preferred dividends or subordinated debt interest payments in the near future, and believes that it may be required to enter into a written agreement with the FRB with terms similar to the above-described board resolution.

LIQUIDITY AND CAPITAL RESOURCES (Continued)
The Company’s principal source of funds for dividend payments is dividends received from the Bank. As a result of its losses in the first six months of 2011 and in 2010 and 2009, the Bank is prohibited under applicable Tennessee banking law from declaring dividends, without prior approval from the TDFI and FDIC. The terms of the MOU with the FDIC and TDFI also prohibit the Bank from paying dividends to the Company if its capital levels are below the minimum levels set out in the agreement. The minimum levels outlined in the agreement were: total capital to risk weighted assets, 12.00%; tier 1 to risk weighted assets, 10.00%; and tier 1 to average assets, 8.00%. The Bank agreed to achieve and maintain the higher capital ratios by March 31, 2011. Because the Bank’s capital levels at March 31, 2011 and June 30, 2011 were below those that it had committed to the TDFI and FDIC it would maintain, the Bank will be required to take actions to increase its capital levels and/or shrink its asset levels to achieve the required ratios. The Company is currently considering the options available to it to increase capital ratios at the Bank, including through the sale of common or preferred stock of the Company or the sale of certain branch locations or other assets, or alternatively the sale of the Company. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution for the Company’s existing common shareholders and could result in a change of control in the Company. The Company is unlikely to be able to pay any dividends for the foreseeable future as a result of its informal commitment to the FRB and the suspension of dividends on the Senior Preferred and Warrant Preferred shares and of interest on its subordinated debentures related to its trust preferred securities.
The primary uses of cash are lending to the Company’s borrowers and investing in securities and short-term interest-earning assets. During 2010, regular loan repayments outpaced loan demand, resulting in a decrease in gross loans and contributing to the increase in cash and cash equivalents. During the first six months of 2011, this trend continued, though to a lesser extent. Management anticipates loan demand to remain weak during the remainder of 2011, likely resulting in further decreases in gross loans. As such, loan repayments are likely to be a significant source of cash for the remainder of 2011. Other sources of liquidity that are available to the Bank include national market and broker deposits, FHLB advances, and federal funds purchased.
At June 30, 2011, we had unfunded loan commitments outstanding of $36,986 and unfunded letters of credit of $3,687. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If we needed to fund these outstanding commitments, we have the ability to liquidate federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, we could sell participations in these or other loans to correspondent banks.

LIQUIDITY AND CAPITAL RESOURCES (Continued)
At June 30, 2011 and December 31, 2010, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines and the ratios required by the Bank’s MOU with the FDIC were as follows:

					To Be Considered
					Well Capitalized
					Under
			For Capital		Applicable		Required by Terms
	Actual		Adequacy Purposes		Regulations		of MOU with FDIC
June 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Bank	$46,048	9.69%	$38,031	8.00%	$47,539	10.00%	$52,274	12.00%
Consolidated	46,846	9.83%	38,115	8.00%	N/A	N/A	N/A	N/A

Tier 1 to risk weighted assets
Bank	$39,946	8.40%	$19,015	4.00%	$28,523	6.00%	$47,539	10.00%
Consolidated	24,569	5.16%	19,058	4.00%	N/A	N/A	N/A	N/A

Tier 1 to average assets
Bank	$39,946	6.11%	$26,137	4.00%	$32,671	5.00%	$57,046	8.00%
Consolidated	24,569	3.75%	26,241	4.00%	N/A	N/A	N/A	N/A

December 31, 2010
Total Capital to risk weighted assets
Bank	$50,066	10.14%	$39,508	8.00%	$49,385	10.00%	N/A	N/A
Consolidated	52,220	10.57%	39,538	8.00%	N/A	N/A	N/A	N/A

Tier 1 to risk weighted assets
Bank	$43,745	8.86%	$19,754	4.00%	$29,631	6.00%	N/A	N/A
Consolidated	31,123	6.30%	19,770	4.00%	N/A	N/A	N/A	N/A

Tier 1 to average assets
Bank	$43,745	6.44%	$27,159	4.00%	$33,949	5.00%	N/A	N/A
Consolidated	31,123	4.57%	27,259	4.00%	N/A	N/A	N/A	N/A

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Management uses a gap simulation model that takes cash flows into consideration. These include mortgage backed securities, loan prepayments, and expected calls and maturities on securities. Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature,” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing the Bank’s pricing history on these categories relative to interest rates. Using the interest rate history from our asset liability management software database spanning up to 20 quarters of data, we derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis, the model considers deposit rate movements to determine what percentage of interest bearing deposits is actually repriceable within a year. Our cumulative one-year gap position at June 30, 2011 was -4.91% of total assets. Our policy states that our one-year cumulative gap should not exceed 20% of total assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)
As of June 30, 2011, approximately $398,583 of $580,341 in interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $336,400, or 70.61%, of total loans, including loans held for sale, at June 30, 2010. The Bank has approximately $293,692 in time deposits maturing or repricing within one year.
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
The following illustrates the effects on net interest income of shifts in market interest rates from the rate shock simulation model:

				June 30, 2011

Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease) in net interest income	3.35%	0.80%	(1.43%)	(10.02%)
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

				June 30, 2011

Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease) in equity at risk	3.57%	3.34%	(0.0.53%)	4.12%

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
Changes in Internal Control Over Financial Reporting
Management’s assessment of the internal control over financial reporting at December 31, 2010, identified a material weakness in the Company’s internal control over financial reporting related to the determination of the allowance for credit losses which remains as of June 30, 2011. The deficiencies contributing to the material weakness related to grading of loans used in the determination of the allowance for credit losses.
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
The results of the Bank’s recent regulatory examinations may result in the issuance of a formal enforcement action against the Bank that may negatively impact the Bank’s and the Company’s operations, liquidity and capital resources.
During the second quarter of 2011, the Bank received notice from the FDIC, following the most recently completed joint safety and soundness examination by the FDIC and the TDFI, that the FDIC was pursuing the issuance of a consent order against the Bank. The Bank is seeking to negotiate the terms of this formal enforcement action with the FDIC, and while the final terms of the consent order are not currently known, the Company believes that it may contain requirements somewhat more restrictive than those that the Bank has already committed to comply with in the MOU, including a requirement to maintain certain of the Bank’s capital ratios above the levels required in the MOU. It is likely that the consent order will also include requirements that the Bank, among other things, (i) improve the management and oversight of the Bank; (ii) institute a plan for the reduction of charge-offs and classified assets; (iii) restrict its advances to certain classified borrowers; and (iv) implement a plan for the reduction of certain loan concentrations. Because the consent order will constitute a formal enforcement action requiring the Bank to maintain specified capital levels above those required to be “well-capitalized” under the prompt corrective action provisions of the FDICIA, the Bank will, if the order is issued, be subject to additional limitations on its operations including its ability to pay interest on deposits above certain national rate caps and its ability to accept, rollover or renew brokered deposits, which could adversely affect the Bank’s liquidity and/or operating results. Limits on the Bank’s ability to accept, renew or rollover brokered deposits could also cause funding constraints that could limit the Bank’s ability to grow its asset base. If the Bank fails to comply with the requirements of the consent order, after it is issued, it may be subject to further regulatory action. The FDIC and the TDFI each has broad authority to take additional actions against the Bank, including assessing civil fines and penalties, issuing additional consent or cease and desist orders and removing officers and directors.
The Bank also believes that as a result of its recent regulatory examination, it is likely that it will be limited in its ability to pay severance payments to its employees and will be required to receive the consent of the FDIC and TDFI to appoint new executive officers or directors.
The Bank’s capital levels are below those levels that the Bank committed to maintain in the MOU and below those levels that the Bank expects that it will be required to maintain by the consent order and written agreement being sought by the FDIC.
The terms of the MOU require that the Bank maintain a ratio of Tier 1 capital to average assets of at least 8%; a ratio of Tier 1 capital to risk-weighted assets of at least 10%; and a ratio of total capital to risk-weighted assets of at least 12%. The Bank believes that the minimum capital maintenance requirements that will be included in the consent order being sought by the FDIC will be respectively 9%, 10% and 12%. At June 30, 2011, none of the Bank’s capital levels exceeded the minimum amounts that it had committed to maintain in the MOU and that it expects it will be required to maintain under the terms of the consent order and written agreement. The Company does not have sufficient capital available to contribute to the Bank to aid the Bank in meeting its commitments, and, accordingly, is currently considering the options available to it to increase capital levels at the Bank, including through the sale of common or preferred stock of the Company or the sale of certain branch locations or other assets, or alternatively the sale of the Company. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company. While the Company had previously been considering raising capital through participation in the Small Business Lending Fund, the Company now believes that it will not qualify for participation in the program as a result of guidelines issued by the U.S. Treasury in May 2011 that effectively prohibit the participation of entities that, like the Company, are required to obtain prior regulatory approval in order to pay dividends as more fully discussed above. As a result of the new guidelines, the Company does not currently anticipate it will participate in the SBLF.
As the Bank’s capital levels decline, the amounts that it can lend any one borrower is reduced.
At June 30, 2011, the Bank’s legal lending limit under applicable regulations (based upon the maximum legal lending limits of 25% of capital and surplus) was $10,312. As the Bank’s capital levels have declined, its legal lending limit has been reduced. If the legal lending limit is reduced below the level of credit, including lines of credit, that the Bank has extended to a borrower, it can no longer renew or continue undrawn credit lines or make additional loans or advances to its largest borrower relationships, and its ability to renew outstanding loans to such customers is extremely limited. Additionally, if the Bank seeks to reduce the amount of credit that it has extended to a particular borrower because of a reduction in its legal lending limit, the borrower may decided to move its loan relationships to another financial institution with legal lending limits high enough to accommodate the borrower’s relationships. A loss of loan customers as a result of being subject to lower lending limits, could negatively impact the Bank’s liquidity and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     Not applicable.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
     Not applicable.
ITEM 4. REMOVED AND RESERVED
ITEM 5. OTHER INFORMATION
     Not applicable.
ITEM 6. EXHIBITS

Exhibit
Number	Description

31.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data File

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community First, Inc. (Registrant)
August 15, 2011	/s/ Louis E. Holloway
(Date)	Louis E. Holloway,
President

August 15, 2011	/s/ Dianne Scroggins
(Date)	Dianne Scroggins,
Chief Financial Officer