Form 10-Q
period 2011-09-30
COMMUNITY FIRST INC
filed 2011-11-14
CIK 1179500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 000-49966

COMMUNITY FIRST, INC.

(Exact Name of Registrant as Specified in its Charter)

Tennessee	04-3687717
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 South James M. Campbell Blvd. Columbia, Tennessee	38401
(Address of Principal Executive Offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding (no par value): 3,273,796 shares of common stock, no par value per share, as of November 14, 2011.

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Community First, Inc.

Consolidated Balance Sheets

September 30, 2011 (Unaudited) and December 31, 2010

(amounts in thousands, except share and per share data)
	(Unaudited) September 30, 2011	December 31, 2010

Assets
Cash and due from banks	$75,468	$59,919
Federal funds sold	83	384

Cash and cash equivalents	75,551	60,303
Time deposits in other financial institutions	250	1,959
Securities available for sale	63,610	63,482
Loans held for sale, at fair value	4,838	4,282
Loans	460,524	506,974
Allowance for loan losses	(18,762)	(18,167)

Net loans	441,762	488,807

Restricted equity securities	1,727	1,727
Premises and equipment	14,446	15,037
Accrued interest receivable	1,978	2,528
Core deposit and customer relationship intangibles	1,607	1,790
Other real estate owned, net	15,089	11,791
Other repossessed assets	1,025	—
Bank owned life insurance	8,964	8,743
Other assets	5,384	6,931

Total Assets	$636,231	$667,380

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$50,425	$49,333
Interest-bearing	518,435	545,736

Total Deposits	568,860	595,069

Federal Home Loan Bank advances	16,000	16,000
Subordinated debentures	23,000	23,000
Repurchase agreement	7,000	7,000
Accrued interest payable	2,288	1,667
Other liabilities	2,883	1,883

Total Liabilities	620,031	644,619

Community First, Inc.

Consolidated Balance Sheets

September 30, 2011 (Unaudited) and December 31, 2010

(Continued)

(amounts in thousands, except share and per share data)
	(Unaudited)
	September 30,	December 31,
	2011	2010
Shareholders’ Equity
Senior preferred shares, no par value; 5% cumulative. Authorized 2,500,000 shares; issued 17,806 with liquidation value of $17,806 at September 30, 2011 and December 31, 2010.	17,806	17,806
Warrant preferred shares, no par value; 9% cumulative. Issued 890 with liquidation value of $890 at September 30, 2011 and December 31, 2010.	890	890
Net discount on preferred shares	(463)	(594)

Total preferred shares	18,233	18,102

Common stock, no par value. Authorized 10,000,000 shares; issued 3,273,590 shares at September 30, 2011 and 3,272,412 shares at December 31, 2010	28,570	28,500
Accumulated deficit	(31,484)	(22,005)
Accumulated other comprehensive income (loss)	881	(1,836)

Total Shareholders’ Equity	16,200	22,761

Total Liabilities and Shareholders’ Equity	$636,231	$667,380

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Loss

Nine Months and Three Months Ended September 30, 2011 and 2010

(Unaudited)

	Nine Months Ended		Three Months Ended
(amounts in thousands, except share and per share data)	September 30,		September 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$20,079	$22,795	$6,317	$7,526
Taxable securities	1,246	1,662	356	494
Tax-exempt securities	348	298	116	109
Federal funds sold and other	254	217	86	81

Total interest income	21,927	24,972	6,875	8,210
Interest expense:
Deposits	5,574	7,633	1,720	2,358
FHLB advances and federal funds purchased	281	361	95	112
Subordinated debentures and other	1,244	1,224	422	411

Total interest expense	7,099	9,218	2,237	2,881

Net interest income	14,828	15,754	4,638	5,329
Provision for loan losses	8,035	4,283	1,005	974

Net interest income after provision for loan losses	6,793	11,471	3,633	4,355
Noninterest income:
Service charges on deposit accounts	1,380	1,358	461	473
Gain on sale of loans	464	637	46	340
Gain on sale of securities available for sale	—	522	—	207
Other	778	1,018	219	384

Total noninterest income	2,622	3,535	726	1,404
Noninterest expense:
Salaries and employee benefits	6,319	7,075	1,967	2,434
Securities impairment loss	5,000	—	5,000	—
Regulatory and compliance	994	1,010	258	375
Occupancy	1,155	1,141	398	391
Furniture and equipment	563	669	186	219
Data processing fees	715	705	300	230
Advertising and public relations	275	470	82	160
Operational expense	523	592	102	192
Other real estate expense	1,489	1,438	511	1,226
Other	2,600	2,687	908	889

Total noninterest expenses	19,633	15,787	9,712	6,116

Loss before income tax expense	(10,218)	(781)	(5,353)	(357)

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Loss

Nine Months and Three Months Ended September 30, 2011 and 2010

(Unaudited, Continued)

	Nine Months Ended		Three Months Ended
(amounts in thousands, except share and per share data)	September 30,		September 30,
	2011	2010	2011	2010
Income tax expense (benefit)	(1,596)	315	(1,596)	86

Net loss	(8,622)	(1,096)	(3,757)	(443)
Preferred stock dividends declared	(726)	(726)	(245)	(245)
Accretion of preferred stock discount	(131)	(123)	(44)	(42)

Net loss allocated to common shareholders	$(9,479)	$(1,945)	$(4,046)	$(730)

Loss per share allocated to common shareholders
Basic	$(2.90)	$(0.59)	$(1.24)	$(0.22)
Diluted	(2.90)	(0.59)	(1.24)	(0.22)
Weighted average common shares outstanding
Basic	3,273,157	3,271,322	3,273,541	3,271,956
Diluted	3,273,157	3,271,322	3,273,541	3,271,956
Comprehensive Loss
Net loss	$(8,622)	$(1,096)	$(3,757)	$(443)
Reclassification adjustment for other-than-temporary losses included in net loss, net of $0 income taxes	5,000	—	5,000
Reclassification adjustment for securities gains included in net loss, net of income taxes of $123 for 2010	—	(322)	—	(79)
Unrealized gains (losses) on securities, net of income taxes of $141 in 2011 and $138 in 2010	(2,283)	508	(3,839)	270

Comprehensive loss	$(5,905)	$(910)	$(2,596)	$(252)

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statement of Changes in Shareholders’ Equity and Comprehensive Loss

Nine Months Ended September 30, 2011

(Unaudited)

(amounts in thousands, except share and per share data)

	Common Shares	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity

Balance at January 1, 2011	3,272,412	$18,102	$28,500	$(22,005)	$(1,836)	$22,761
Stock-based compensation
Stock options	—		61	—	—	61
Accretion of discount on preferred stock	—	131	—	(131)	—	—
Sale of shares of common stock	1,178	—	9	—	—	9
Cash dividends declared on preferred stock	—	—	—	(726)	—	(726)

Comprehensive loss
Net loss	—	—	—	(8,622)	—	(8,622)
Reclassification adjustment for other-than-temporary losses included in net loss	—	—	—	—	5,000	5,000
Change in unrealized loss on securities available for sale, net of income taxes	—	—	—	—	(2,283)	(2,283)

Total comprehensive loss						(5,905)

Balance at September 30, 2011	3,273,590	$18,233	$28,570	$(31,484)	$881	$16,200

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2011 and 2010

(Unaudited)

(amounts in thousands, except share and per share data )	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net loss	$(8,622)	$(1,096)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	803	899
Amortization on securities, net	435	297
Core deposit intangible amortization	183	211
Provision for loan losses	8,035	4,283
Loans originated for sale	(14,202)	(37,059)
Proceeds from sale of loans	13,913	35,426
Gain on sale of loans	(464)	(637)
Decrease in accrued interest receivable	550	129
Increase (decrease) in accrued interest payable	621	(813)
Gain on sale of securities	—	(522)
Gain on sale of premises and equipment	(2)	—
Increase in surrender value of Bank owned life insurance	(221)	(238)
Securities impairment loss	5,000	—
Net write down of other real estate	913	1,064
Compensation expense under stock based compensation	61	124
Deferred income tax benefit, net of valuation allowance	(1,596)	(1,263)
Other, net	1,980	2,545

Net cash from operating activities	7,387	3,350

Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(3,728)	(10,061)
Other	(6,453)	(71,194)
Sales of securities:
Mortgage-backed securities	—	33,174
Maturities, prepayments, and calls:
Mortgage-backed securities	4,935	6,335
Other	4,074	54,500
Net decrease in loans	28,151	6,746
Proceeds from sales of other real estate owned	5,826	4,974
Decrease in time deposits in other financial institutions	1,709	41
Proceeds from sale of premises and equipment	44	29
Additions to premises and equipment	(254)	(232)

Net cash from investing activities	34,304	24,312

Community First, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2011 and 2010

(Unaudited, Continued)

(amounts in thousands, except share and per share data )	Nine Months Ended September 30,
	2011	2010
Cash flows from financing activities
Decrease in deposits	(26,209)	(28,748)
Payments on Federal Home Loan Bank advances	—	(4,000)
Proceeds from Federal Home Loan Bank advances	—	3,000
Proceeds from issuance of common stock	9	11
Cash dividends paid on preferred stock	(243)	(726)

Net cash from financing activities	(26,443)	(30,463)

Net change in cash and cash equivalents	15,248	(2,801)
Cash and cash equivalents at beginning of period	60,303	31,120

Cash and cash equivalents at end of period	$75,551	$28,319

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$6,478	$10,031
Income taxes paid (refunded)	(887)	50
Supplemental noncash disclosures
Transfer from loans to repossessed assets	11,062	7,318
Transfer of premises and equipment to other real estate owned	—	759
Preferred stock dividends declared but not paid	604	119
Loans made to facilitate the sale of other real estate	210	—
Net transfer from loans to loans held for sale	4,593	—

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

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

The unaudited consolidated financial statements as of September 30, 2011 and for the nine month and three month periods ended September 30, 2011 and 2010 have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ( the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the 2010 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on April 15, 2011 (the “2010 Form 10-K”).

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

September 30, 2011

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

Commercial and commercial real estate loans over $25 are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and therefore, they are not separately identified for impairment disclosures.

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

The general component covers loans collectively evaluated for impairment and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent 3 years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The loan portfolio segments listed below have been identified with a discussion of the risk characteristics of these portfolio segments:

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

Consumer Loans are loans extended to individuals for purposes such as to purchase a vehicle or other consumer goods. These loans are not secured by real estate but are frequently collateralized by the consumer items being acquired with the loan proceeds. This type of collateral tends to depreciate quickly and therefore the term of the loan is tailored to fit the expected life of the collateral as it depreciates, along with specific underwriting policies and guidelines.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

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

NOTE 2. NEW ACCOUNTING STANDARDS

Standards not yet effective:

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The ASU requires entities to present items of net income and other comprehensive income either in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements of net income and other comprehensive income. The ASU is effective for the first interim period beginning after December 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s financial statements.

In May, 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. Included in the ASU are requirements to disclose additional quantitative disclosures about unobservable inputs for all Level 3 fair value measurements, as well as qualitative disclosures about the sensitivity inherent in recurring Level 3 fair value measurements. The ASU is effective during the interim and annual periods beginning after December 15, 2011. The Company is currently evaluating the impact this new ASU will have on the financial statements.

Standards newly adopted:

FASB ASU 2011–2 Troubled Debt Restructurings. In April 2011, the FASB amended existing guidance and clarified when creditors such as banks should classify loan modifications as troubled debt restructurings. Banks will now need to consider all available evidence when evaluating whether a loan modification is a troubled debt restructuring. This new guidance could result in more loan modifications being classified as troubled debt restructurings, which could affect the allowance for loan losses and increase disclosures. This new guidance for identifying and disclosing troubled debt restructurings is effective for interim and annual periods beginning on or after June 15, 2011 and applies retrospectively to troubled debt restructurings occurring after the beginning of the year. See Note 5 to these Consolidated Financial Statements for the required disclosures at September 30, 2011.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 3. SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at September 30, 2011 and December 31, 2010 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive loss:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2011
U.S. government sponsored entities	$11,339	$24	$(18)	$11,345
Mortgage-backed—residential	29,996	1,505	—	31,501
State and municipal	18,626	1,187	(8)	19,805
Corporate	1,000	—	(41)	959

Total	$60,961	$2,716	$(67)	$63,610

December 31, 2010
U.S. government sponsored entities	$6,016	$—	$(79)	$5,937
Mortgage-backed—residential	31,428	720	(173)	31,975
State and municipal	18,831	148	(428)	18,551
Corporate	8,949	—	(1,930)	7,019

Total	$65,224	$868	$(2,610)	$63,482

The proceeds from sales of securities and the associated gains and losses are listed below:

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Proceeds	$—	$33,174	$—	$3,306
Gross gains	—	522	—	207
Gross losses	—	—	—	—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 3. SECURITIES AVAILABLE FOR SALE (Continued)

The amortized cost and fair value of the securities portfolio are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage backed securities are presented separately due to varying maturity dates as a result of prepayments.

	September 30, 2011
	Amortized Cost	Fair Value
Due after one through five years	7,884	7,900
Due after five through ten years	16,859	17,802
Due after ten years	6,222	6,407
Mortgage backed—residential	29,996	31,501

Total	$60,961	$63,610

At September 30, 2011 and December 31, 2010, respectively, securities totaling $49,479 and $43,279 were pledged to secure public deposits and repurchase agreements.

At December 31, 2010, the Company held a trust preferred security issued by Tennessee Commerce Statutory Trust, an affiliate of Tennessee Commerce Bancorp, Inc., with a face value of $5,000 and fair value $3,176. The Company recognized $5,000 in other-than-temporary impairment losses related to this security during the third quarter of 2011 as a result of the announcement by Tennessee Commerce Bancorp, Inc., on November 1, 2011, that it had experienced significant losses in the quarter ended September 30, 2011 causing its bank subsidiary’s Tier 1 leverage ratio to fall to 0.93%. Other than the trust preferred security issued by Tennessee Commerce Statutory Trust and investments of U.S. Government sponsored entities, the Company did not hold securities of any one issuer in an amount greater than 10% of shareholders’ equity as of September 30, 2011 or December 31, 2010.

The following table summarizes securities with unrealized losses at September 30, 2011 and December 31, 2010 aggregated by major security type and length of time in a continuous unrealized loss position:

September 30, 2011	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$—	$—	$3,063	$(18)	$3,063	(18)
Mortgage-backed—residential	—	—	—	—	—	—
State and municipal	—	—	667	(8)	667	(8)
Corporate	—	—	959	(41)	959	(41)

Total temporarily impaired	$—	$—	$4,689	$(67)	$4,689	$(67)

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 3. SECURITIES AVAILABLE FOR SALE (Continued)

December 31, 2010	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$5,937	$(79)	$—	$—	$5,937	$(79)
Mortgage-backed—residential	10,301	(173)	—	—	10,301	(173)
State and municipal	9,299	(419)	669	(9)	9,968	(428)
Corporate	2,936	(12)	4,083	(1,918)	7,019	(1,930)

Total temporarily impaired	$28,473	$(683)	$4,752	$(1,927)	$33,225	$(2,610)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Securities classified as available for sale are generally evaluated for OTTI under the provisions of ASC 320-10, Investments—Debt and Equity Securities. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 3. SECURITIES AVAILABLE FOR SALE (Continued)

As of September 30, 2011, the Company’s security portfolio consisted of 95 securities, 4 of which were in an unrealized loss position. The majority of unrealized losses are related to the Company’s corporate securities, as discussed below:

Corporate Securities

The Company’s unrealized losses on corporate securities relate to its investment in corporate debt issued by a publicly traded financial institution. The decline in fair value is primarily attributable to illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual security. The market value of the security has recovered significantly during the past two years and appears to be stabilizing. Due to the illiquidity in the market, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time. Management’s analysis concluded that the security has not had an adverse change in credit quality of the issuer and the Company does not intend to sell the security and it is more likely than not that the Company will not be required to sell the security prior to its anticipated recovery. Therefore, the Company does not consider the security to be other-than-temporarily impaired at September 30, 2011.

The Company also holds an investment in a single issue trust preferred security issued by a statutory trust affiliate of Tennessee Commerce Bancorp, Inc. Management’s analysis of this security concluded that the security had experienced an adverse change in credit quality of the issuer as a result of financial results reported for the third quarter of 2011. The Company recognized an other-than-temporary loss of $5,000 during the quarter ended September 30, 2011 related to the trust preferred security held by the Company and issued by a statutory trust affiliate of Tennessee Commerce Bancorp, Inc. The loss represents the full face value of the security and was the consequence of a November 1, 2011 announcement by Tennessee Commerce Bancorp, Inc. that it had experienced significant losses in the quarter ended September 30, 2011, causing its bank subsidiary’s Tier 1 leverage capital ratio to fall to 0.93%. The Company does not expect that it will recover any of its investment in this security.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 3. SECURITIES AVAILABLE FOR SALE (Continued)

The table below presents a rollforward for the three and nine month periods ended September 30, 2011 and 2010 of the credit losses recognized in earnings:

	Nine months ended September 30		Three months ended September 30
	2011	2010	2011	2010
Beginning Balance	$1,338	$1,338	$1,338	$1,338

Additions for credit losses on securities for which no previous other-than-temporary impairment was recognized	5,000	—	5,000	—

Ending Balance	$6,338	$1,338	$6,338	$1,338

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3 inputs). Discounted cash flows are calculated using estimates of current market rates for each type of security. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 4. FAIR VALUE (Continued)

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 4. FAIR VALUE (Continued)

Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements at September 30, 2011 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government sponsored entities	$11,345	$11,345	$—
Mortgage-backed—residential	31,501	31,501	—
State and municipal	19,805	19,805	—
Corporate	959	—	959

Total available for sale securities	$63,610	$62,651	$959
Mortgage banking derivatives	6	6	—
Loans held for sale	$4,838	$4,838	$—

		Fair Value Measurements at December 31, 2010 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government sponsored entities	$5,937	$5,937	$—
Mortgage-backed—residential	31,975	31,975	—
State and municipal	18,551	18,551	—
Corporate	7,019	2,936	4,083

Total available for sale securities	$63,482	$59,399	$4,083
Mortgage banking derivatives	28	28	—
Loans held for sale	$4,282	$4,282	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 4. FAIR VALUE (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months and three month periods ended September 30, 2011 and 2010:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Available for sale securities – Corporate
	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Beginning balance	$4,083	$5,639	$4,164	$5,027
Other-than-temporary impairment	(3,186)	—	(3,186)	—
Change in fair value	62	(610)	(19)	2

Ending balance	$959	$5,029	$959	$5,029

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	September 30, 2011
	Carrying Value	Fair Value Measurements using other significant unobservable inputs (Level 3)
Assets:
Impaired loans:
Real estate construction	$12,536	$12,536
1-4 Family residential	6,273	6,273
Commercial real estate	4,618	4,618
Other real estate secured loans	1,551	1,551
Commercial, financial and agricultural	27	27
Other loans	5,944	5,944

Total impaired loans	$30,949	$30,949
Other real estate owned:
Construction and development	9,734	9,734
1-4 Family residential	3,738	3,738
Commercial	1,054	1,054

Total other real estate owned	$14,526	$14,526
Other repossessed assets	$1,025	$1,025

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 4. FAIR VALUE (Continued)

	December 31, 2010
	Carrying Value	Fair Value Measurements using other significant unobservable inputs (Level 3)
Assets:
Impaired loans:
Real estate construction	$19,174	$19,174
1-4 Family residential	6,997	6,997
Commercial real estate	2,691	2,691
Commercial, financial and agricultural	513	513

Total impaired loans	$29,375	$29,375
Other real estate owned:
Construction and development	$8,026	$8,026
1-4 Family residential	2,799	2,799
Commercial	399	399

Total other real estate owned	$11,224	$11,224

Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a principal balance of $43,884, with a valuation allowance of $12,935, resulting in an additional provision for loan losses of $7,099 for the nine month period ended September 30, 2011, compared to an additional provision of $4,193 in the first nine months of 2010 and an additional provision of $1,005 and $957 for the three months ended September 30, 2011 and 2010, respectively. Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a carrying amount of $35,860, with a valuation allowance of $6,485, resulting in an additional provision for loan losses of $9,129 for the year ended December 31, 2010.

Other real estate owned, measured at fair value less costs to sell, had a net carrying amount of $14,526, which is made up of the outstanding balance of $17,881, net of a valuation allowance of $3,355 at September 30, 2011, resulting in a write-down of $913 charged to expense in the nine months ended September 30, 2011, compared to a write-down of $346 charged to expense in the first nine months of 2010. Net carrying amount was $11,224 at December 31, 2010, which was made up of the outstanding balance of $14,294, net of a valuation allowance of $3,070, resulting in a write-down of $2,318 charged to expense during 2010.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 4. FAIR VALUE (Continued)

Carrying amount and estimated fair values of significant financial instruments at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$75,551	$75,551	$60,303	$60,303
Time deposits in other financial institutions	250	252	1,959	1,960
Securities available for sale	63,610	63,610	63,482	63,482
Loans held for sale	4,838	4,838	4,282	4,282
Loans, net of allowance	441,762	434,601	488,807	480,657
Restricted equity securities	1,727	N/A	1,727	N/A
Accrued interest receivable	1,978	1,978	2,528	2,528
Financial liabilities
Total deposits	$568,860	$570,175	$595,069	$597,596
Accrued interest payable	2,288	2,288	1,667	1,667
Repurchase agreement	7,000	7,287	7,000	7,447
Federal Home Loan Bank advances	16,000	16,253	16,000	16,317
Subordinated debentures	23,000	13,536	23,000	13,519

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 5. LOANS

Set forth below is a table of the Company’s loans by class at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Real estate construction:
Residential construction	$26,532	5.8%	$37,689	7.4%
Other construction	43,568	9.5%	52,220	10.3%
1-4 Family residential:
Revolving, open ended	38,415	8.3%	40,608	8.0%
First liens	114,637	24.9%	118,493	23.4%
Junior liens	6,801	1.5%	7,775	1.5%
Commercial real estate:
Farmland	9,194	2.0%	8,986	1.8%
Owner occupied	61,910	13.4%	69,901	13.8%
Non-owner occupied	101,390	22.0%	96,629	19.1%
Other real estate secured loans	6,132	1.3%	7,206	1.4%
Commercial, financial and agricultural:
Agricultural	1,181	0.3%	1,279	0.3%
Commercial and industrial	34,659	7.5%	47,174	9.3%
Consumer	8,145	1.8%	9,723	1.9%
Tax exempt	52	0.0%	118	0.0%
Other	7,908	1.7%	9,173	1.8%

	$460,524	100.0%	$506,974	100.0%

(1)	Does not include mortgage loans held for sale at September 30, 2011 and December 31, 2010.

Transactions in the allowance for loan losses for the nine month and three month periods ended September 30, 2011 and 2010 were as follows:

	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010
Beginning Balance	$18,167	$13,347	$18,897	$13,700

Add (deduct):
Losses charged to allowance	(7,571)	(3,540)	(1,170)	(511)
Recoveries credited to allowance	131	90	30	17
Provision for loan losses	8,035	4,283	1,005	974

Ending Balance	$18,762	$14,180	$18,762	$14,180

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 5 – LOANS (Continued)

The following tables present activity in allowance for loan losses and the outstanding loan balance by portfolio segment and based on impairment method as of September 30, 2011. The balances for “recorded investment” in the following tables related to credit quality do not include approximately $1,582 and $2,035 in accrued interest receivable at September 30, 2011 and December 31, 2010, respectively. Accrued interest receivable is a component of the Company’s recorded investment in loans.

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Nine months ended September 30, 2011
Allowance for Loan Losses:
Beginning Balance	$6,522	$5,513	$2,373	$22	$1,536	$103	$—	$1,472	$626	$18,167
Charge-offs	(4,791)	(1,482)	(242)	(95)	(910)	(13)	—	(38)	—	(7,571)
Recoveries	55	25	6	—	4	26	—	15	—	131
Provision	2,799	2,613	773	758	840	(60)	—	297	15	8,035

Total ending allowance balance	$4,585	$6,669	$2,910	$685	$1,470	$56	$—	$1,746	$641	$18,762

Three months ended September 30, 2011
Allowance for Loan Losses:
Beginning Balance	$5,798	$6,644	$1,875	$729	$1,403	$60	$—	$1,748	$640	$18,897
Charge-offs	(210)	(332)	(79)	(95)	(432)	(5)	—	(17)	—	(1,170)
Recoveries	11	6	—	—	1	8	—	4	—	30
Provision	(1,014)	351	1,114	51	498	(7)	—	11	1	1,005

Total ending allowance balance	$4,585	$6,669	$2,910	$685	$1,470	$56	$—	$1,746	$641	$18,762

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Ending allowance balance attributable to loans at September 30, 2011:
Individually evaluated for impairment	$2,258	$1,993	$1,749	$678	97	$10	$—	$1,742	$—	$8,527
Collectively evaluated for Impairment	2,327	4,676	1,161	7	1,373	46	—	4	641	10,235

Total ending allowance balance	$4,585	$6,669	$2,910	$685	$1,470	$56	$—	$1,746	$641	$18,762

Ending allowance balance attributable to loans at December 31, 2010:
Individually evaluated for impairment	$4,796	$1,579	$690	$—	$233	$10	$—	$—	$—	$7,308
Collectively evaluated for Impairment	1,726	3,934	1,683	22	1,303	93	—	1,472	626	10,859

Total ending allowance balance	$6,522	$5,513	$2,373	$22	$1,536	$103	$—	$1,472	$626	$18,167

Loans at September 30, 2011:
Individually evaluated for impairment	$24,043	$12,483	$16,002	$2,229	144	$156	$—	$7,686		$62,743
Collectively evaluated for impairment	46,057	147,370	156,492	3,903	35,696	7,989	52	222		397,781

Total loans balance	$70,100	$159,853	$172,494	$6,132	$35,840	$8,145	$52	$6,427		$460,524

Loans at December 31, 2010:
Individually evaluated for impairment	$30,552	$15,881	$4,798	$—	$818	$10	$—	$—		$52,059
Collectively evaluated for impairment	59,357	150,995	170,718	7,206	47,635	9,713	118	9,173		454,915

Total loans balance	$89,909	$166,876	$175,516	$7,206	$48,453	$9,723	$118	$9,173		$506,974

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 5. LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the nine months ended September 30, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$3,672	$2,645	$—	$2,874	$—	$2
Other construction	8,770	5,023	—	3,220	—	14
1-4 Family residential:
Revolving, open ended	1,543	1,541	—	576	70	86
First liens	3,258	2,657	—	1,991	124	137
Junior liens	110	110	—	142	4	3
Commercial real estate:
Farmland	—	—	—	—	—	—
Owner occupied	5,850	5,850	—	2,366	45	71
Non-owner occupied	3,481	3,324	—	1,326	—	57
Other real estate secured loans	—	—	—	—	—	—
Commercial, financial and agricultural:
Commercial and industrial	21	21	—	353	1	1
Consumer	146	146	—	50	7	6

Total with no related allowance recorded	26,851	21,317	—	12,898	251	377

With an allowance recorded:
Real estate construction:
Residential construction	10,887	8,563	1,570	11,038	250	291
Other construction	8,257	7,812	688	11,779	—	50
1-4 Family residential:
Revolving, open ended	620	620	407	920	18	13
First Liens	7,186	7,187	1,543	10,181	144	193
Junior Liens	368	368	43	311	11	5
Commercial real estate:
Farmland	485	485	24	620	—	—
Owner occupied	315	315	14	1,472	12	13
Non-owner occupied	6,028	6,028	1,711	3,571	120	105
Other real estate secured loans	2,229	2,229	678	847	66	58
Commercial, financial and agricultural:
Commercial and industrial	123	123	97	237	3	3
Consumer	10	10	10	11	1	1
Other loans	6,205	7,686	1,742	2,562	94	170

Total with an allocated allowance recorded	42,713	41,426	8,527	43,549	719	902

Total	$69,564	$62,743	$8,527	$56,447	$970	$1,279

The average recorded investment in impaired loans was $35,352 for the nine months ended September 30, 2010. Interest income of $970 was accrued and cash basis interest income of $779 was recognized during the nine months ended September 30, 2010.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 5. LOANS (Continued)

Loans individually evaluated for impairment by class of loans at December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate construction:
Residential construction	$5,896	$3,822	$—
Other construction	4,722	2,505	—
1-4 Family residential:
Revolving, open ended	289	92	—
First Liens	2,233	1,693	—
Commercial real estate:
Farmland	—	—	—
Owner occupied	473	473	—
Non-owner occupied	496	496	—
Other real estate secured loans	—	—	—
Commercial, financial and agricultural:
Commercial and industrial	1,904	546	—

Total with no related allowance recorded	16,013	9,627	—

With an allowance recorded:
Real estate construction:
Residential construction	11,107	11,107	3,057
Other construction	13,117	13,117	1,739
1-4 Family residential:
Revolving, open ended	1,957	1,957	162
First Liens	11,651	11,651	1,326
Junior Liens	649	489	91
Commercial real estate:
Farmland	485	485	37
Owner occupied	1,165	1,165	259
Non-owner occupied	2,179	2,179	394
Commercial, financial and agricultural:
Commercial and industrial	272	272	233
Consumer	10	10	10

Total with an allocated allowance recorded	42,592	42,432	7,308

Total	$58,605	$52,059	$7,308

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 5. LOANS (Continued)

Average individually impaired loans and interest income recognized on these loans for the three months ended September 30, 2011 and 2010 were as follows:

For the three months ended September 30, 2011:

	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
Real estate construction:
Residential construction	$12,347	$—	$—
Other construction	12,938	—	—
1-4 Family residential:
Revolving, open ended	1,285	83	92
First Liens	12,831	79	147
Junior Liens	477	12	5
Commercial real estate:
Farmland	485	—	—
Owner occupied	6,468	29	54
Non-owner occupied	6,077	82	126
Other real estate secured loans	2,389	38	30
Commercial, financial and agricultural:
Commercial and industrial	357	3	2
Consumer	158	5	4
Other loans	8,199	—	—

Total	$64,011	$331	$460

For the three months ended September 30, 2010:

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
Total Loans	$43,080	$534	$503

Troubled Debt Restructurings

The Company has allocated $3,076 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 compared to $3,261 at December 31, 2010. The Company lost $240 and $102, respectively, of interest income in the nine months and three months ended September 30, 2011 that would have been recorded in interest income if the specific loans had not been restructured. The Bank has commitments to lend up to $145 and $388 of additional funds to loans classified as troubled debt restructurings at September 30, 2011 and December 31, 2010, respectively.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 5. LOANS (Continued)

During the nine months ended September 30, 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

Modifications involving a reduction of the stated interest rate of the loan were for periods ranging from six months to two years. Modifications involving an extension of the maturity date were for periods ranging from six months to two years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine and three months ended September 30, 2011:

	Nine months ended September 30, 2011			Three months ended September 30, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Real estate construction:
Residential construction	1	$758	$758	1	$758	$758
Other construction	1	110	110	1	110	110
1-4 Family residential:
First Liens	14	2,132	2,132	3	79	79
Junior Liens	1	9	9	—	—	—
Commercial real estate:
Farmland	—	—	—	—	—	—
Owner occupied	—	—	—	1	1,770	1,770
Non-owner occupied	1	645	645	—	—	—
Other real estate secured loans	4	2,229	2,229	—	—	—
Consumer	2	12	12	2	12	12

Total	24	$5,895	$5,895	10	$2,632	$2,632

The troubled debt restructurings described above increased the allowance for loan losses by $933 and $63 during the nine month and three month periods ended September 30, 2011.

	September 30, 2011	December 31, 2010
Troubled debt restructurings still accruing	$8,064	$16,558

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 5. LOANS (Continued)

The following table presents loans by class modified as trouble debt restructurings for which there is was a payment default within twelve months following the modification during the nine and three months ended September 30, 2011.

	Nine months ended September 30, 2011			Three months ended September 30, 2011
	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number of Contracts	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Real estate construction:
Residential construction	1	$758	$758	1	$758	$758
1-4 Family residential:
First Liens	3	479	479	—	—	—

Total	4	$1,237	$1,237	1	$758	$758

A loan is considered to be in payment default once it is more than 90 days contractually past due under the modified terms. Troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $87 and $0 and resulted in charge offs of $170 and $0 during the nine months and three months ended September 30, 2011, respectively.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without modification. This evaluation is performed under the Company’s internal loan policy.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 5. LOANS (Continued)

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Nonaccrual	Loans past due over 90 days still accruing	Nonaccrual	Loans past due over 90 days still accruing
Real estate construction:
Residential construction	$9,461	$—	$11,258	$—
Other construction	15,318	—	12,598	—
1-4 Family residential:
Revolving, open ended	1,570	—	62	—
First Liens	6,608	—	2,060	—
Junior Liens	335	—	469	—
Commercial real estate:
Farmland	485	—	1,357	—
Owner occupied	4,582	—	7,453	—
Non-owner occupied	799	—	505	—
Other real estate loans	—	—	—	—
Commercial, financial and agricultural:
Agricutural	23	—	—	—
Commercial and industrial	268	—	869	—
Consumer	45	—	44	—
Other loans	7,686	—	—	—

Total	$47,180	$—	$36,675	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 5. LOANS (Continued)

The following tables present the aging of the recorded investment in past due loans, including nonaccrual loans as of September 30, 2011 and December 31, 2010 by class of loans:

September 30, 2011	30 – 59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real estate construction:
Residential construction	$136	$—	$5,087	$5,223	$21,309	$26,532
Other construction	647	—	6,839	7,486	36,082	43,568
1-4 Family residential:
Revolving, open ended	354	25	1,556	1,935	36,480	38,415
First Liens	2,638	523	1,376	4,537	110,100	114,637
Junior Liens	204	—	14	218	6,583	6,801
Commercial real estate:
Farmland	116	61	485	662	8,532	9,194
Owner occupied	887	63	4,582	5,532	56,378	61,910
Non-owner occupied	—	—	799	799	100,591	101,390
Other real estate secured loans	489	—	—	489	5,643	6,132
Commercial, financial and agricultural:
Agricultural	28	—	23	51	1,130	1,181
Commercial and industrial	599	488	127	1,214	33,445	34,659
Consumer	101	—	45	146	7,999	8,145
Tax exempt	—	—	—	—	52	52
Other loans	—	—	7,686	7,686	222	7,908

Total	$6,199	$1,160	$28,619	$35,978	$424,546	$460,524

December 31, 2010	30 – 59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real estate construction:
Residential construction	$1,721	$—	$4,924	$6,645	$31,044	$37,689
Other construction	638	191	6,395	7,224	44,996	52,220
1-4 Family residential:
Revolving, open ended	693	222	62	977	39,631	40,608
First Liens	1,647	1,843	2,060	5,550	112,943	118,493
Junior Liens	144	328	469	941	6,834	7,775
Commercial real estate:
Farmland	104	—	1,356	1,460	7,526	8,986
Owner occupied	844	65	7,914	8,823	61,078	69,901
Non-owner occupied	—	—	535	535	96,094	96,629
Other real estate secured loans	—	—	—	—	7,206	7,206
Commercial, financial and agricultural:
Agricultural	6	—	—	6	1,273	1,279
Commercial and industrial	509	47	1,019	1,575	45,599	47,174
Consumer	155	87	44	286	9,437	9,723
Tax exempt	—	—	—	—	118	118
Other loans	—	—	—	—	9,173	9,173

Total	$6,461	$2,783	$24,778	$34,022	$472,952	$506,974

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 5. LOANS(Continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2011 and December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

September 30, 2011:	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction:
Residential construction	$8,145	$7,179	$—	$—	$—
Other construction	17,163	7,594	139	5,837	—
1-4 Family residential:
Revolving, open ended	34,912	1,081	—	260	—
First Liens	69,203	20,545	2,436	12,611	—
Junior Liens	5,276	960	—	86	—
Commercial real estate:
Farmland	5,278	2,074	—	1,357	—
Owner occupied	44,728	6,321	1,045	3,651	—
Non-owner occupied	73,402	6,062	1,879	10,695	—
Other real estate loans	3,151	752	—	—	—
Commercial, financial and agricultural:
Agricultural	1,158	23	—	—	—
Commercial and industrial	28,055	4,601	897	962	—
Consumer	7,851	54	—	84	—
Tax exempt	52	—	—	—	—
Other loans	222	—	—	—	—

Total	$298,596	$57,246	$6,396	$35,543	$—

December 31, 2010	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction:
Residential construction	$15,622	$5,430	$—	$1,708	$—
Other construction	31,327	4,158	—	1,112	—
1-4 Family residential:
Revolving, open ended	36,878	246	50	1,386	—
First Liens	86,178	11,512	1,766	5,694	—
Junior Liens	6,261	575	—	449	—
Commercial real estate:
Farmland	6,514	1,987	—	—	—
Owner occupied	57,556	1,426	969	8,311	—
Non-owner occupied	80,715	55	653	12,532	—
Other real estate loans	7,206	—	—	—	—
Commercial, financial and agricultural:
Agricultural	1,229	—	—	50	—
Commercial and industrial	43,302	2,488	64	502	—
Consumer	9,294	87	12	320	—
Tax exempt	118	—	—	—	—
Other loans	371	—	—	8,802	—

Total	$382,571	$27,964	$3,514	$40,866	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

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

	Nine months ended September 30,		Three months ended September 30,
	2011	2010	2011	2010
Basic
Net loss	$(8,622)	$(1,096)	$(3,757)	$(443)
Less: Earnings allocated to preferred stock	(726)	(726)	(245)	(245)
Less: Accretion of preferred stock discount	(131)	(123)	(44)	(42)

Net loss allocated to common stock	(9,479)	(1,945)	(4,046)	(730)

Weighted average common shares	3,273,157	3,271,322	3,273,541	3,271,956

Basic loss per share	$(2.90)	$(0.59)	$(1.24)	$(0.22)

Diluted
Net loss allocated to common stock	$(9,479)	$(1,945)	$(4,046)	$(730)

Weighted average common shares	3,273,157	3,271,322	3,273,541	3,271,956
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—

Average common shares and dilutive potential common shares outstanding	3,273,157	3,271,322	3,273,541	3,271,956

Diluted loss per share	$(2.90)	$(0.59)	$(1.24)	$(0.22)

At September 30, 2011 and 2010, respectively, stock options for 187,030 and 211,740 shares of common stock were not considered in computing diluted loss per share for the nine month and three month periods ended September 30, 2011 and 2010 because they were antidilutive.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 7. INCOME TAXES

The Company recorded a tax benefit of $1,596 during the third quarter of 2011. During 2010 the Company established a valuation allowance against all of its deferred tax assets and has maintained that valuation allowance through the first nine months of 2011. The Company reported a net operating loss (pre-tax net loss) of $10,218 and other comprehensive income of $4,391 related to the increase in market value of securities available for sale. Under an exception in ASC 740-20-45, Tax Provisions, the Company was required to record a tax benefit through continuing operations related to what would be realized if the securities in the Bank’s portfolio were to be liquidated and the unrealized gain were to be realized. Due to this intraperiod allocation guidance, the Company allocated a tax benefit of $1,596 to continuing operations related to gains in other comprehensive income.

NOTE 8. REGULATORY MATTERS

On September 20, 2011, the Bank consented to the issuance of a consent order (the “Consent Order”) by the Federal Deposit Insurance Corporation (the “FDIC”). The Consent Order replaces the memorandum of understanding (“MOU”) that the Bank had entered into with the FDIC on October 19, 2010. Under the terms of the Consent Order, the Bank has agreed to, among other things, take the following actions:

•     Establish, within 30 days after September 20, 2011, a board committee to oversee the Bank’s compliance with the Consent Order;

•     Make, within 30 days after September 20, 2011, provisions to its allowance for loan and lease losses (the “ALLL”) in an amount equal to those loans required to be charged off by the Consent Order, and thereafter maintain a reasonable ALLL and quarterly have its board of directors review the adequacy of the ALLL;

•     Review, within 30 days after September 20, 2011, the Bank’s Consolidated Reports on Condition and Income filed with the FDIC after December 31, 2010, and amend such reports if necessary to accurately reflect the Bank’s financial condition as of such dates;

•     Use, within 30 days after September 20, 2011, Financial Accounting Standards Board Accounting Standards Codification Numbers 450 and 310 for determining the Bank’s ALLL reserve adequacy;

•     Retain, within 60 days after September 20, 2011, a bank consultant to develop, within 90 days after September 20, 2011, a written analysis and assessment of the Bank’s management and staffing needs for the purpose of providing qualified management;

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 8. REGULATORY MATTERS (Continued)

•     Formulate and submit to the FDIC and the Tennessee Department of Financial Institutions (“TDFI”), within 60 days after September 20, 2011, a written policy covering expense reimbursement to the Bank’s directors, officers and employees, and while the Consent Order is in effect have the Board conduct monthly reviews of all expenses submitted for customer entertainment, business development and/or any other expense submitted by the Bank’s officers and directors;

•     Prepare and submit, within 120 days after September 20, 2011, to its supervisory authorities a budget and profit plan for calendar year 2012;

•     On or before December 31, 2011 achieve, and thereafter, maintain the Bank’s Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratios equal to or greater than 8.5%, 10.0% and 12.0%, respectively;

•     If the Bank’s capital ratios fall below the minimum levels set out in the previous bullet as of the date of any of the Bank’s Reports on Condition and Income, submit within 30 days of receiving a request to do so, to the FDIC and TDFI a capital plan to increase the Bank’s capital to levels above these minimum levels; then initiate action within 30 days after the FDIC and TDFI respond to the plan;

•     Refrain from paying cash dividends to the Company without the prior written consent of the FDIC and the TDFI;

•     Increase, within 30 days after September 20, 2011, the participation of the Bank’s board of directors in the affairs of the Bank by assuming full responsibility for the approval of the Bank’s policies and objectives and for the supervision of management, including all Bank activities;

•     Develop, within 120 days after September 20, 2011, a strategic plan that addresses issues including plans for sustaining adequate liquidity, strategies for pricing policies and asset/liability management, goals for reducing problem loans, plans for attracting and retaining qualified individuals to fill vacancies in the lending and accounting functions, financial goals and formulation of a mission statement;

•     Not extend, directly or indirectly, any additional credit to or for the benefit of any borrower whose extension of credit is classified “Doubtful” and/or “Substandard” by the FDIC or TDFI unless the Bank’s board of directors has signed a detailed written statement giving reasons why the failure to extend such credit would be detrimental to the Bank;

•     Take, within 30 days after September 20, 2011, specific actions to eliminate all assets classified as “Loss” as of March 14, 2011, and, within 60 days of September 20, 2011 submit a written plan to reduce the level of assets classified “Doubtful” or “Substandard” with a balance in excess of $1,000,000, in each case as of March 14, 2011;

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 8. REGULATORY MATTERS (Continued)

•     Refrain from extending any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified in a certain specified manner and is uncollected;

•     Take, within 120 days after September 20, 2011, specified actions to reduce concentrations of construction and development loans in the Bank’s portfolio to not more than 100% of the Bank’s Tier 1 capital and commercial real estate loans (other than owner-occupied commercial real estate loans) to not more than 300% of the Bank’s Tier 1 capital;

•     Take, within 60 days after September 20, 2011, specified action for the reduction and collection of delinquent loans;

•     Eliminate, within 30 days after September 20, 2011, and/or correct all applicable violations of law and regulation as discussed in the Bank’s most recent exam report and implement procedures to ensure future compliance with all applicable laws and regulations;

•     Refrain from entering into any new line of business without the prior written consent of the FDIC while the Consent Order is in effect;

•     Establish, within 30 days after September 20, 2011, a loan review committee (at least two-thirds of the members of which shall be independent directors) to periodically review the Bank’s loan portfolio and identify and categorize problem credits;

•     Review, within 90 days after September 20, 2011, and annually thereafter, the Bank’s loan policy and procedures for effectiveness; and

•     Furnish, within 30 days following the end of each calendar quarter, quarterly progress reports to the banking regulators.

Based on September 30, 2011 levels of average assets and risk-weighted assets, the required amount of additional Tier 1 capital necessary to meet the requirements of the Consent Order was approximately $17,709, which would also satisfy the total capital requirement. As a result of entering into the Consent Order, the Bank is subject to additional limitations on its operations including its ability to pay interest on deposits above proscribed rates and its ability to accept, rollover or renew brokered deposits, which could adversely affect the Bank’s liquidity and/or operating results. The Bank is also limited, as a result of its condition, in its ability to pay severance payments to its employees and must receive the consent of the FDIC and TDFI to appoint new officers or directors.

At the request of the Federal Reserve Bank (“FRB”), the board of directors of the Company, on January 18, 2011, adopted a resolution agreeing that the Company will not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The Company requested permission to make preferred dividend payments and interest payments on

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 8. REGULATORY MATTERS (Continued)

subordinated debt that are scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company cannot pay any dividends on its common or preferred stock. Accordingly, the Company was required to suspend its dividend payments on its fixed rate cumulative perpetual preferred stock beginning in the second quarter of 2011. At September 30, 2011, the

Company has $762 of interest accrued for which payment is being deferred. As a result of its losses in 2011, 2010 and 2009, the Bank is prohibited under applicable Tennessee law from declaring dividends, without prior approval from the TDFI. The terms of the Consent Order also prohibit the Bank from paying dividends to the Company without prior TDFI and FDIC approval. The Company is currently considering the options available to it to increase capital levels at the Bank, including the sale of common or preferred stock of the Company or the sale of certain branch locations or other assets, or alternatively the sale of the Company. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company. The Company is also unlikely to pay any dividends as a result of its informal commitment to the FRB and the suspension of dividends on the preferred stock the Company sold the United States Treasury and of interest on its trust preferred securities.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 8. REGULATORY MATTERS (Continued)

At September 30, 2011 and December 31, 2010, the Bank’s and the Company’s risk-based capital ratios, the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines and the ratios required by the Bank’s Consent Order were as follows:

	Actual		For Capital Adequacy Purposes		To Be Considered Well Capitalized Under Applicable Regulations		Required by Terms of Consent Order with FDIC
September 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Bank	$42,447	9.53%	$35,622	8.00%	$44,527	10.00%	$53,433	12.00%
Consolidated	33,806	7.58%	35,675	8.00%	N/A	N/A	N/A	N/A
Tier 1 to risk weighted assets
Bank	$36,718	8.25%	$17,811	4.00%	$26,716	6.00%	$44,527	10.00%
Consolidated	18,713	4.20%	17,838	4.00%	N/A	N/A	N/A	N/A
Tier 1 to average assets
Bank	$36,718	5.73%	$25,613	4.00%	$32,016	5.00%	$54,427	8.50%
Consolidated	18,713	2.91%	25,692	4.00%	N/A	N/A	N/A	N/A
December 31, 2010
Total Capital to risk weighted assets
Bank	$50,066	10.14%	$39,508	8.00%	$49,385	10.00%	N/A	N/A
Consolidated	52,220	10.57%	39,538	8.00%	N/A	N/A	N/A	N/A
Tier 1 to risk weighted assets
Bank	$43,745	8.86%	$19,754	4.00%	$29,631	6.00%	N/A	N/A
Consolidated	31,123	6.30%	19,770	4.00%	N/A	N/A	N/A	N/A
Tier 1 to average assets
Bank	$43,745	6.44%	$27,159	4.00%	$33,949	5.00%	N/A	N/A
Consolidated	31,123	4.57%	27,259	4.00%	N/A	N/A	N/A	N/A

At its current capital ratios, the Bank is considered adequately capitalized. If the Bank’s ratios improve to a level that would be considered well capitalized, it will continue to be considered adequately capitalized until termination of the Consent Order.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2011

(Unaudited)

NOTE 9. SUBSEQUENT EVENT

On November 3, 2011, the Bank’s regulators approved the Bank’s request to dissolve Community First Properties, Inc. (the “REIT”), CFBT Investments, Inc. (“CFBT”) and Community First Title, Inc. (“Title) or merge those entities into the Bank. The merger or dissolution of the REIT requires redemption of $125 of preferred shares owned by outside investors plus the payment of any accrued but unpaid dividends on those shares. Upon completion of the dissolution or merger of the REIT, CFBT and Title into the Bank, all of the assets of these subsidiaries will be owned by the Bank. The transaction will have no impact on the Company’s consolidated financial statements other than the reduction in capital required to pay the redemption price on the preferred shares issued by the REIT and any accrued but unpaid dividends on those shares. Management anticipates that the transaction will be completed on or before December 31, 2011 and the Company believes that the dissolution of these subsidiaries will result in an approximately $90 reduction in noninterest expenses per year.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

(amounts in thousands, except share and per share data)

The following discussion compares the financial condition of Community First, Inc. (the “Company”) at September 30, 2011, to December 31, 2010, and the results of operations for the nine months and three months ended September 30, 2011 and 2010. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

OVERVIEW (Continued)

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

•

failure to maintain capital levels above levels required by federal banking regulators or commitments or agreements the Company or the Bank makes with its regulators, including the Consent Order entered into by the Bank on September 20, 2011;

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

OVERVIEW (Continued)

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

RECENT REGULATORY DEVELOPMENTS

On September 20, 2011, the Bank consented to the issuance of a consent order (the “Consent Order”) by the Federal Deposit Insurance Corporation (the “FDIC”). The Consent Order replaces the memorandum of understanding (“MOU”) that the Bank had entered into with the FDIC on October 19, 2010. Under the terms of the Consent Order, the Bank has agreed to, among other things, take the following actions:

•     Establish, within 30 days after September 20, 2011, a board committee to oversee the Bank’s compliance with the Consent Order;

•     Make, within 30 days after September 20, 2011, provisions to its allowance for loan and lease losses (the “ALLL”) in an amount equal to those loans required to be charged off by the Consent Order, and thereafter maintain a reasonable ALLL and quarterly have its board of directors review the adequacy of the ALLL;

•     Review, within 30 days after September 20, 2011, the Bank’s Consolidated Reports on Condition and Income filed with the FDIC after December 31, 2010, and amend such reports if necessary to accurately reflect the Bank’s financial condition as of such dates;

•     Use, within 30 days after September 20, 2011, Financial Accounting Standards Board Accounting Standards Codification Numbers 450 and 310 for determining the Bank’s ALLL reserve adequacy;

•     Retain, within 60 days after September 20, 2011, a bank consultant to develop, within 90 days after September 20, 2011, a written analysis and assessment of the Bank’s management and staffing needs for the purpose of providing qualified management;

•     Formulate and submit to the FDIC and the Tennessee Department of Financial Institutions (“TDFI”), within 60 days after September 20, 2011, a written policy covering expense reimbursement to the Bank’s directors, officers and employees, and while the Consent Order is in effect have the Board conduct monthly reviews of all expenses submitted for customer entertainment, business development and/or any other expense submitted by the Bank’s officers and directors;

RECENT REGULATORY DEVELOPMENTS (Continued)

•     Prepare and submit, within 120 days after September 20, 2011, to its supervisory authorities a budget and profit plan for calendar year 2012;

•     On or before December 31, 2011 achieve, and thereafter, maintain the Bank’s Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratios equal to or greater than 8.5%, 10.0% and 12.0%, respectively;

•     If the Bank’s capital ratios fall below the minimum levels set out in the previous bullet as of the date of any of the Bank’s Reports on Condition and Income, submit within 30 days of receiving a request to do so, to the FDIC and TDFI a capital plan to increase the Bank’s capital to levels above these minimum levels, then initiate action within 30 days after the FDIC and TDFI respond to the plan;

•     Refrain from paying cash dividends to the Company without the prior written consent of the FDIC and the TDFI;

•     Increase, within 30 days after September 20, 2011, the participation of the Bank’s board of directors in the affairs of the Bank, by assuming full responsibility for the approval of the Bank’s policies and objectives and for the supervision of management, including all Bank activities;

•     Develop, within 120 days after September 20, 2011, a strategic plan that addresses issues including plans for sustaining adequate liquidity, strategies for pricing policies and asset/liability management, goals for reducing problem loans, plans for attracting and retaining qualified individuals to fill vacancies in the lending and accounting functions, financial goals and formulation of a mission statement;

•     Not extend, directly or indirectly, any additional credit to or for the benefit of any borrower whose extension of credit is classified “Doubtful” and/or “Substandard.” by the FDIC or TDFI unless the Bank’s board of directors has signed a detailed written statement giving reasons why the failure to extend such credit would be detrimental to the Bank;

•     Take, within 30 days after September 20, 2011, specific actions to eliminate all assets classified as “Loss” as of March 14, 2011, and, within 60 days of September 20, 2011 submit a written plan to reduce the level of assets classified “Doubtful” or “Substandard” with a balance in excess of $1,000,000, in each case as of March 14, 2011;

•     Refrain from extending any additional credit to, or for the benefit of, any borrower who has a loan or other extension of credit from the Bank that has been charged off or classified in a certain specified manner and is uncollected;

•     Take, within 120 days after September 20, 2011, specified actions to reduce concentrations of construction and development loans in the Bank’s portfolio to not more than 100% of the Bank’s Tier 1 capital and commercial real estate loans (other than owner-occupied commercial real estate loans) to not more than 300% of the Bank’s Tier 1 capital;

•     Take, within 60 days after September 20, 2011, specified action for the reduction and collection of delinquent loans;

RECENT REGULATORY DEVELOPMENTS (Continued)

•     Eliminate, within 30 days after September 20, 2011, and/or correct all applicable violations of law and regulation as discussed in the Bank’s most recent exam report and implement procedures to ensure future compliance with all applicable laws and regulations;

•     Refrain from entering into any new line of business without the prior written consent of the FDIC while the Consent Order is in effect;

•     Establish, within 30 days after September 20, 2011, a loan review committee (at least two-thirds of the members of which shall be independent directors) to periodically review the Bank’s loan portfolio and identify and categorize problem credits;

•     Review, within 90 days after September 20, 2011, and annually thereafter, the Bank’s loan policy and procedures for effectiveness; and

•     Furnish, within 30 days following the end of each calendar quarter, quarterly progress reports to the banking regulators.

FINANCIAL CONDITION

At September 30, 2011, total assets were $636,231, a decrease of $31,149 or 4.7% compared to $667,380 at December 31, 2010. The decrease in total assets was due to decreases in loans offset by increases in cash and due from banks, other real estate owned, and other repossessed assets. Total liabilities decreased 3.8%, or $24,588 to $620,031 at September 30, 2011 compared to $644,619 at December 31, 2010. The decrease in liabilities was due to decreases in deposits. Total equity decreased 28.8%, or $6,561 to $16,200 at September 30, 2011 compared to $22,761 at December 31, 2010. The decrease in equity is primarily due to the net loss for the first nine months of 2011.

Cash and Cash Equivalents

Cash and cash equivalents were $75,551 at September 30, 2011 compared to $60,303 at December 31, 2010. The Bank has continued to maintain unusually high cash balances during 2011 due to the availability of excess liquidity in the Bank’s market area coupled with reduced loan demand as a result of weak economic conditions.

Loans

Total loans (excluding mortgage loans held for sale) at September 30, 2011 were $460,524, compared to $506,974 at December 31, 2010, a decrease of $46,450 or 9.2%. The decrease in loans during the first nine months of 2011 is due to Small Business Association (“SBA”) guaranteed loans totaling $4,594 that were transferred to loans held for sale, $7,440 of net charge offs, increased foreclosure activity, continuation of decreased loan demand, and increased loan repayments. The most significant decreases in loan balances occurred in real estate construction loans, commercial and industrial loans and 1-4 family residential loans.

FINANCIAL CONDITION (Continued)

Loans in the portfolio at September 30, 2011 of approximately $162,106, or 35.2%, are at a variable rate of interest, $251,238, or 54.6%, are at a fixed rate, and $47,180, or 10.2% are nonaccrual. $278,722 or 60.5% of total loans reprice within one year. As market rates dropped during the economic recession, management implemented rate floors for many variable rate loans in order to protect the Bank’s net interest margin. As a result, when market rates begin to rise, loans at their floor will not reprice at higher rates until market rates rise above their contractual floor rates. Only the loans noted above that have variable rates not at a floor rate will reprice with the first increase in market rates. The existence of these rate floors may negatively impact our net interest margin when rates begin to rise, at least until rates rise above these floors.

Management anticipates continued reduced loan demand and increased foreclosure activity during the remainder of 2011, which will likely result in further decreases in gross loans. If economic conditions in the Bank’s market area contribute to continued reductions in loan demand, additional decreases in total loans is possible.

Securities Available for Sale

Set forth below is a table showing the carrying amount and breakdown of the Company’s securities available for sale at September 30, 2011 and December 31, 2010:

	September 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
U.S. Government sponsored entities	$11,345	17.8%	$5,937	9.4%
Mortgage-backed — residential	31,501	49.6%	31,975	50.4%
State and municipal	19,805	31.1%	18,551	29.2%
Corporate	959	1.5%	7,019	11.0%

Total	$63,610	100.0%	$63,482	100.0%

The Company’s securities portfolio is used to provide yield and for pledging purposes to secure public fund deposits. As of September 30, 2011, the carrying value of securities increased $128 to $63,610, compared to $63,482 at December 31, 2010. Securities available for sale as a percentage of total assets was 10.0% at September 30, 2011, compared to 9.5% at December 31, 2010. Net unrealized gain on available for sale securities was $2,649 at September 30, 2011, compared to a net unrealized loss of $1,742 at December 31, 2010. During the third quarter of 2011, management determined that an other-than-temporary impairment did exist in a trust preferred security issued by Tennessee Commerce Statutory Trust, an affiliate of Tennessee Commerce Bancorp, Inc. (“Tennessee Commerce”). Management determined that as a result of the significant losses incurred by Tennessee Commerce during the quarter ended September 30, 2011 and the resulting drop in Tennessee Commerce’s bank subsidiary’s Tier 1 leverage capital ratio to 0.93%, the security was fully impaired and recognized an impairment loss of $5,000 related to the security. Management is continually monitoring the credit quality of the Bank’s investments and believes additional unrealized losses that exist in the Bank’s portfolio to be temporary based on the bond ratings and anticipated recovery of bonds held. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

FINANCIAL CONDITION (Continued)

Other Real Estate Owned

At September 30, 2011, other real estate owned totaled $15,089, an increase of $3,298 from $11,791 at December 31, 2010. The balance of other real estate owned is comprised of $14,526 of properties acquired through or in lieu of foreclosure on real estate loans, $79 of loans made to facilitate the sale of other real estate owned, and $484 of property acquired by the Company for future Bank branch locations that is no longer intended for that purpose and is currently held for sale. The balance of other real estate owned (excluding adjustments for loans to facilitate the purchase of foreclosed properties and bank properties) increased 29.4% to $14,526 at September 30, 2011 compared to $11,224 at December 31, 2010.

The increase in other real estate owned is principally due to several troubled loan relationships further deteriorating to the point that liquidation of the assets was believed to be the most appropriate means for the Bank to recover the largest amount of its investment. Management anticipates that the overall balance of other real estate will continue to increase through the remainder of 2011 and into 2012. In 2010 and 2009, the Bank experienced difficulty in liquidating other real estate owned promptly and at prices acceptable to the Bank due to market conditions. In 2011, those market conditions have begun to stabilize and slightly improve. In the first nine months of 2011, the Bank foreclosed on 55 properties with an initial carrying balance of $10,037. During that same time, we have sold 35 properties with a total carrying value of $6,113.

Other Repossessed Assets

At September 30, 2011, other repossessed assets totaled $1,025, compared to $0 at December 31, 2011. Other repossessed assets consist of common stock in two separate financial institutions that were repossessed during the third quarter of 2011 following default by borrowers on a collection of related loans that the Bank had purchased a participation interest in. The shares owned by the Bank do not represent a controlling interest in either of the financial institutions. The Company does not believe that it will be able to sell these securities promptly as there is likely to be only limited interest in the shares due to the lack of liquidity in the shares and the deteriorating financial condition of the financial institutions.

Deposits

The Company relies on the Bank’s deposit growth, as well as alternative funding sources such as other borrowed money, FHLB advances, and federal funds purchased from correspondent banks to fund its operations.

The following table sets forth the composition of the deposits at September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$50,425	8.9%	$49,333	8.3%
Interest-bearing demand accounts	135,042	23.7%	121,759	20.5%
Savings accounts	19,466	3.4%	19,250	3.2%
Time deposits greater than $100	157,386	27.7%	188,751	31.7%
Other time deposits	206,541	36.3%	215,976	36.3%

Total	$568,860	100.0%	$595,069	100.0%

FINANCIAL CONDITION (Continued)

Total deposits were $568,860 at September 30, 2011, compared to $595,069 at December 31, 2010, a decrease of $26,209. The decrease was primarily due to reductions in personal CDs and the Bank utilizing excess cash on hand to pay off maturing national market time deposits. Personal CDs decreased $31,923 during the first nine months of 2011. The decrease is due to unusually low rates in the Bank’s market area prompting some customers to maintain their funds in more liquid demand accounts rather than in time deposits. Interest bearing demand accounts increased $13,283 during the same period. Current rates available on some money market demand account products is attractive to some customers who may be anticipating that rates will begin to trend upward in the near future. The lower CD rates offered by the Bank have also led some non-core customers to move their CDs to other institutions, following the highest available rates in the market. National market time deposits decreased $7,040 to $60,551 during the first nine months of 2011 as part of management’s efforts to reduce reliance on non-core funding sources.

During the majority of 2010 and through September 30, 2011, the Bank has maintained higher than normal balances in cash and cash equivalents as a result of loan payoffs outpacing loan demand. Management has been utilizing the available cash to pay off national market and broker deposits as they have matured, resulting in significant reductions in cost of funds. Management further anticipates seeking additional core customer deposits during 2011 in order to improve the Bank’s overall liquidity position as well as net interest income and to continue to reduce the Bank’s reliance on national market and broker deposits.

During the third quarter of 2011, the Bank entered into a Consent Order with the FDIC, as described in more detail in Note 8 to the financial statements. As a result, the Bank is now subject to additional limitations on its operations including its ability to pay interest on deposits above the rate that is 75 basis points above the rate applicable to the applicable market of the Bank as determined by the FDIC. Furthermore, the Bank is prohibited from accepting, rolling over, or renewing brokered deposits without the consent of the FDIC, which could adversely affect the Bank’s liquidity and/or operating results. As of September 30, 2011, brokered deposits maturing in the next 24 months totaled $17,700. Funding sources for these maturing brokered deposits include, among other sources: the Company’s cash and cash equivalents; growth, if any, of core deposits from current and new retail and commercial customers; scheduled repayments on existing loans; and the possible pledge or sale of investment securities.

Federal Home Loan Bank Advances

The Company had borrowed $16,000 in fixed rate advances from the Federal Home Loan Bank (“FHLB”) as of September 30, 2011 and December 31, 2010. The Company had $19,428 available for future borrowings from the FHLB at September 30, 2011. The fixed interest rates on these advances ranged from 1.91% to 2.71% at September 30, 2011 with a weighted average rate of 2.34% and a weighted average remaining maturity of 17.07 months. These borrowings are secured by a blanket collateral agreement for certain loans secured by 1-4 family residential properties, commercial real estate, and home equity lines of credit. At September 30, 2011, undrawn standby letters of credit with the FHLB totaled $9,000. The letters of credit are used to meet pledging requirements of the State of Tennessee Bank Collateral Pool.

FINANCIAL CONDITION (Continued)

Shareholders’ Equity

At September 30, 2011, shareholders’ equity totaled $16,200, a decrease of $6,561 from $22,761 at December 31, 2010. The decrease was primarily due to a net loss of $8,622, dividends declared on preferred stock and amortization of the discount on preferred stock offset by an increase in other comprehensive income of $2,717.

The preferred shares represent the U.S. Treasury’s investment in the Company as part of our participation in the Capital Purchase Program (the “CPP”). The $17,806 liquidation value Senior Preferred shares have a cumulative dividend rate of 5% per year, until February 27, 2014, the fifth anniversary of the Treasury investment, and a dividend rate of 9% thereafter. In addition, under the terms of the CPP, the Company issued warrants to Treasury to purchase additional preferred shares equal to 5% of the investment in Senior Preferred shares at a discounted exercise price. The U.S. Treasury exercised the options immediately upon investment in the Senior Preferred shares, which resulted in issuance of 890 warrant preferred shares. The U.S. Treasury’s exercise of the warrants resulted in a net discount on the issuance of the preferred shares of $890. The discount is being amortized over a five year period, which is the anticipated life of the shares. The $890 liquidation value Warrant Preferred shares have a cumulative dividend rate of 9% per year until redeemed. Dividends on both Senior Preferred and Warrant Preferred shares are required to be paid quarterly. Total required annual dividends for both Senior Preferred and Warrant Preferred shares are expected to be as follows: 2011 – 2013: $970 per year; 2014: $1,564; 2015 and thereafter: $1,683 per year. The Company is permitted to redeem all or a portion of the preferred shares at any time after consultation with its primary federal regulator, but may not redeem the Warrant Preferred shares until all of the Senior Preferred shares have been redeemed. Dividend payments on both Senior Preferred and Warrant Preferred shares would be reduced for any redemption.

In January 2011, the Company entered into an informal agreement with the FRB-Atlanta that, among other items, the Board of Directors would not pay any dividends on common or preferred stock or any interest payments on outstanding subordinated debentures without prior approval. During the first quarter of 2011, the Company sought such approval from FRB-Atlanta and was approved to make the dividend payment on the Company’s outstanding preferred shares that were issued to the U.S. Treasury that was due on February 15, 2011. FRB-Atlanta denied the Company’s request to make interest payments on outstanding subordinated debentures that were due in March 2011. As a result of its failure to pay interest on its trust preferred securities, the Company is also prohibited under the terms of the agreements related to these securities, from paying dividends on the Senior Preferred and Warrant Preferred shares until such time as all unpaid interest payments on the trust preferred securities are paid in full. Accordingly, the Company did not pay the dividends on its Senior Preferred and Warrant Preferred shares due in May 2011, August 2011 or November 2011. These amounts however, were accrued, and accordingly increased the Company’s net loss allocated to common shareholders. The Company will be required to continue deferring payments on both preferred stock and subordinated debentures until such time as management is able to obtain approval from the FRB-Atlanta to make the payments which will not be until the Company raises a sufficient amount of capital necessary to ensure the Bank is able to achieve and maintain the minimum capital ratios required by the Consent Order and has sufficient earnings to pay dividends under Tennessee law.

RESULTS OF OPERATIONS

Net Loss

The Company had a net loss of $8,622 for the nine months ended September 30, 2011 compared to a net loss of $1,096 for the same period in 2010, an increase in losses of $7,526. Net loss allocated to common shareholders was $9,479 for the first nine months of 2011 compared to net loss allocated to common shareholders of $1,945 for the first nine months of 2010.

The net loss reported for the first nine months of 2011 is primarily due to additional losses identified in the loan portfolio, primarily during the second quarter of 2011, and securities impairment losses of $5,000 recognized during the third quarter. The Bank recorded a provision for loan losses of $8,035 through September 30, 2011, with $5,200 of that being recorded during the second quarter. During the first nine months of 2011, management utilized third party providers to perform a review of all loan relationships totaling $1,000 or more and a significant sampling of loans below that threshold. That process identified several additional problem loans and charge offs, which were recognized during the second quarter of 2011. Management and the Board of Directors are in the process of implementing new processes and procedures to improve the Bank’s credit administration and underwriting processes. On June 28, 2011, the Board of Directors appointed a new president to lead the Company. Other management changes related to credit administration and lending management have also been implemented. Management anticipates that these changes will ultimately help to improve the Bank’s asset quality. As the new management team implements new processes and procedures concerning loan quality, additional problem loans may be identified from the portion of the portfolio that was not reviewed by a third party during the first nine months of 2011.

During the third quarter of 2011, the Bank recognized securities impairment losses of $5,000 related to a trust preferred security issued by Tennessee Commerce Statutory Trust, an affiliate of Tennessee Commerce. Recovery of the Bank’s investment is dependent upon the performance of Tennessee Commerce and its bank subsidiary as the assets of Tennessee Commerce Statutory Trust are subordinated debentures issued by Tennessee Commerce. Tennessee Commerce has been under financial strain since 2008. Management has monitored Tennessee Commerce’s financial results quarterly since that time to evaluate if any other-than-temporary impairment existed. Prior to the third quarter of 2011, the Company had not recognized any other-than-temporary losses related to the security. Tennessee Commerce released its preliminary financial results for the quarter ended September 30, 2011 on November 1, 2011. These preliminary results reflected a pre-tax net loss for the year of approximately $126,000 which reduced Tennessee Commerce’s Tier 1 leverage capital ratio to approximately 0.93%. As a result of those losses, management does not believe that Tennessee Commerce will be able to satisfy its debts to Tennessee Commerce Statutory Trust, rendering the security owned by the Bank fully impaired.

The Company had a net loss of $3,757 for the three months ended September 30, 2011 compared to net loss of $443 for the same period in 2010, an increase in losses of $3,314. The Company had a net loss allocated to common shareholders of $4,046 for the three months ended September 30, 2011 compared to a net loss allocated to common shareholders of $730 for the same period in 2010. The net loss for the quarter is primarily due to the $5,000 securities impairment loss.

Average Balance Sheets, Net Interest Income

Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity and an analysis of net interest income for the nine month periods ended September 30, 2011 and 2010. The table reflects how changes in the volume of interest earning assets and interest-bearing liabilities and changes in interest rates have affected our interest income, interest expense, and net interest income for the periods indicated. Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (changes in rate multiplied by prior volume); and (3) changes in rate/volume (changes in rate multiplied by change in volume). The changes attributable to the combined impact of volume and rate have all been allocated to the changes due to rate.

	September 30, 2011			September 30, 2010			Change
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Due to Volume	Due to Rate	Total
Gross loans (1 and 2)	$495,491	5.42%	$20,079	$538,427	5.66%	$22,795	$(1,818)	$(898)	$(2,716)
Taxable securities available for sale (3)	49,828	3.34%	1,246	56,493	3.93%	1,662	(196)	(220)	(416)
Tax exempt securities available for sale (3)	13,300	3.50%	348	10,934	3.64%	298	64	(14)	50
Federal funds sold and other	60,724	0.56%	254	30,594	0.95%	217	214	(177)	37

Total interest earning assets	619,343	4.73%	21,927	636,448	5.25%	24,972	(1,736)	(1,309)	(3,045)
Cash and due from banks	9,496			9,767
Other nonearning assets	45,967			54,402
Allowance for loan losses	(19,354)			(13,381)

Total assets	$655,452			$687,236

Deposits:
NOW & money market investments	$134,999	0.81%	$818	$95,265	0.81%	$578	$241	$(1)	$240
Savings	19,653	0.15%	22	19,963	0.15%	23	—	(1)	(1)
Time deposits $100 and over	168,787	1.71%	2,160	193,354	2.19%	3,164	(402)	(602)	(1,004)
Other time deposits	211,645	1.63%	2,574	235,319	2.20%	3,868	(390)	(904)	(1,294)

Total interest-bearing deposits	535,084	1.39%	5,574	543,901	1.88%	7,633	(551)	(1,508)	(2,059)
Federal Home Loan Bank advances	16,000	2.35%	281	18,128	2.66%	361	(43)	(37)	(80)
Subordinated debentures	23,000	6.22%	1,070	23,000	6.10%	1,050	—	20	20
Repurchase agreement	7,000	3.32%	174	7,000	3.32%	174	—	—	—
Federal funds purchased and other	21	0.00%	—	6	0.00%	—	—	—	—

Total other borrowings	46,021	4.43%	1,525	48,134	4.40%	1,585	(43)	(17)	(60)
Total interest-bearing liabilities	581,105	1.63%	7,099	592,035	2.08%	9,218	(594)	(1,525)	(2,119)
Noninterest-bearing liabilities	54,031			51,535

Total liabilities	635,136			643,570
Shareholders’ equity	20,316			43,666

Total liabilities and shareholders’ equity	$655,452			$687,236

Net interest income			$14,828			$15,754	$(1,142)	$216	$(926)

Net interest margin (4)		3.20%			3.31%

1	Interest income includes fees on loans of $362 and $421 in 2011 and 2010, respectively.
2	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.
3	Amortized cost is used in the calculation of yields on securities available for sale.
4	Annualized interest income to average interest earning assets.

RESULTS OF OPERATIONS (Continued)

Net Interest Income

Net interest income for the first nine months of 2011 was $14,828, a decrease of $926, or 5.9% compared to $15,754 for the same period in 2010. Net interest margin for the first nine months of 2011 was 3.20%, compared to 3.31% for the same period in 2010. The decrease in net interest income and net interest margin is primarily due to decreases in the average balance of earning assets and decreases in the average rate earned on loans and securities, together with increases in non-performing assets offset by decreases in the average rate paid for deposits.

Total interest income for the first nine months of 2011 was $21,927, a decrease of $3,045 from $24,972 for the same period in 2010. The decrease is primarily due to a decline in loan interest income. The average rate earned on loans decreased 24 basis points to 5.42% for the first nine months of 2011 compared to 5.66% for the first nine months of 2010. In addition to the decrease in average rate earned on loans, the average balance of loans outstanding decreased $42,936 in the first nine months of 2011 compared to the same period in 2010. The decrease in the average rate earned on loans is primarily due to continued high levels of nonaccrual loans in the portfolio. The decrease in the average balance of loans reflects the reduction in loan demand in the second half of 2010 and first nine months of 2011 and the continued negative impact on loan balances of charge offs and foreclosures.

Interest income on taxable securities decreased $416 to $1,246 in the first nine months of 2011 compared to $1,662 in the first nine months of 2010. The decrease is due to a reduction in the average balance of taxable securities and a decrease in the average rate earned during the first nine months of 2011 when compared to the first nine months of 2010. The decrease in the average rate earned on taxable securities is due to one corporate security owned by the Bank with a face amount of $2,880 and yielding 7.40% being called during the second quarter of 2011. Interest income on tax-exempt securities increased $50 to $348 in the first nine months of 2011 compared to $298 in the first nine months of 2010. The increase is primarily due to the increase in the average balance for tax-exempt securities in the first nine months of 2011.

Total interest expense was $7,099 in the first nine months of 2011, a decrease of $2,119 from $9,218 in the first nine months of 2010. The decrease in interest expense is primarily due to a reduction in the average rate paid on deposits in the first nine months of 2011 compared to the same period in 2010.

Total interest expense on deposits was $5,574 in the first nine months of 2011, a reduction of $2,059 from $7,633 in the first nine months of 2010. The average rate paid on deposits was 1.39% in the first nine months of 2011 compared to 1.88% for the same period in 2010. The most significant decreases in average rates were on time deposits. The reduction in average rate paid on deposits was the result of continued decreases in market rates in the Bank’s market area. During 2010 and to a lesser extent in 2011, management was successful at reducing rates for various deposit products while growing the Bank’s core deposit base and reducing reliance on wholesale funding sources. This success was possible due to historically low rates combined with excess liquidity in the Bank’s market area.

RESULTS OF OPERATIONS (Continued)

Net interest income for the three months ended September 30, 2011 was $4,638, a decrease of $691 from $5,329 for the same period in 2010. The decrease was primarily due to reductions in loan interest income offset by decreases in deposit interest expense. Total interest income for the three months ended September 30, 2011 was $6,875, a decrease of $1,335 from $8,210 for the same period in 2010. Total interest expense was $2,237 for the three months ended September 30, 2011, a decrease of $644 from $2,881 for the same period in 2010. The factors causing the fluctuations in interest income and interest expense during the third quarter of 2011 are similar to those noted above for the nine month period ended September 30, 2011.

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

Provisions for Loan Losses

In the first nine months of 2011, the Bank recorded provisions for loan loss of $8,035, an increase of $3,752 from $4,283 in the same period in 2010. The ratio of allowance for loan losses to gross loans was 4.07% at September 30, 2011 compared to 3.58% at December 31, 2010.

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

RESULTS OF OPERATIONS (Continued)

Loans past due 30 to 59 days decreased slightly to $6,199 at September 30, 2011 from $6,461 at December 31, 2010. Loans past due 60 to 89 days decreased to $1,160 at September 30, 2011 from $2,783 at December 31, 2010.

Impaired loans totaled $62,743 at September 30, 2011 compared to $52,059 at December 31, 2010, an increase of $10,684. During the three months ended September 30, 2011, impaired loans decreased $2,529 from $65,272 at June 30, 2011. The majority of these relationships are 1-4 family residential properties and real estate development projects that were severely impacted by the downturn in the economy and housing market. In general, the borrowers are residential developers and the collateral for the loans is raw land that was intended for development. As a result of the collapse of the housing market, lot absorption declined dramatically, reducing cash flow available to service the debt. Many of the borrowers were able to service the debt though cash reserves for a period of time, but the extended period of the economic downturn exhausted their reserve funds, rendering the loans impaired. Management has worked extensively with these borrowers to find ways to liquidate the underlying collateral or stimulate activity within the respective developments in order to avoid foreclosure and/or additional charge offs. The relationships in this group as of September 30, 2011 will likely continue to be classified as impaired until there is significant improvement in the housing market and lot absorption improves. The decrease in impaired loans during the third quarter of 2011 was primarily due to increased foreclosures, though some problem relationships were successfully resolved.

Included in impaired loans is one relationship totaling $7,686 secured by common stock in two financial institutions and one company providing services to financial institutions. This loan is a participation in a larger relationship totaling approximately $33,000. Representatives from the various loan participants, including members of the Bank’s management, are negotiating with the borrowers and regulatory authorities to resolve the issues with the debt. At June 30, 2011, the total loan balance for this relationship was $8,711. During the third quarter of 2011, a partial repossession totaling $1,025 of the stock of the two financial institutions occurred, which is reported in other repossessed assets. The Company anticipates that the Bank, and the other participants in these loans will assume ownership of the remaining common stock securing this collection debts.

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

RESULTS OF OPERATIONS (Continued)

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2011, and based on the most recent analysis performed, the risk category of loans by segment of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$25,308	$14,773	$139	$5,837	$—
1-4 Family residential	109,391	22,586	2,436	12,957	—
Commercial real estate	123,408	14,457	2,924	15,703	—
Other real estate loans	3,151	752	—	—	—
Commercial, financial and agricultural	29,213	4,624	897	962	—
Consumer	7,851	54	—	84	—
Tax exempt	52	—	—	—	—
Other loans	222	—	—	—	—

Total	$298,596	$57,246	$6,396	$35,543	$—

Loans graded watch or higher, excluding impaired loans, totaled $99,185 at September 30, 2011 compared to $72,344 at December 31, 2010. The increase in classified loans is primarily attributable to management’s efforts to identify all potential problem loans within the portfolio during the first nine months of 2011. The majority of the loans that are classified are real estate loans that exhibit some of the same credit quality issues as noted for impaired loans, though the severity of the credit quality issues is not as extensive as those of impaired loans. The majority of the increase is in watch rated loans.

As discussed previously, management’s consideration of environmental factors impact the amount of allowance for loan loss that is needed for classified and pass rated loans. Below is a discussion of some of the factors considered by management in establishing the allowance for loan losses:

RESULTS OF OPERATIONS (Continued)

The commercial real estate market has declined significantly as a result of the local and national economic recession that began during 2008 and the resulting sluggish economic conditions that have remained through the first nine months of 2011. Real estate related loans, including commercial real estate loans, residential construction and residential development and 1-4 family residential loans, comprised approximately 88% of the Company’s loan portfolio at September 30, 2011. Market conditions for residential development and residential construction have seen substantial declines due to the effects of the recession and continued weak economy on individual developers, contractors and builders. In addition, the local market, particularly in Maury County, has seen significantly weaker demand for residential housing. The historical and environmental component of the allowance has decreased in absolute dollars but has increased as a percentage of non-impaired loans since December 31, 2010. The decrease is due to reductions in balance of total non-impaired loans. The reduction in non-impaired loans was more significant for some of the loan segments that have been assigned higher reserve factors. Reductions in those segments result in larger overall decreases in the calculation.

The table below illustrates changes in the AFLL ratio (the ratio, expressed as a percentage, of the allowance for loan losses to total loans) over the past five quarters and the changes in related risk metrics over the same periods:

Quarter Ended	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010	September 30, 2010
AFLL Ratio	4.07%	3.89%	3.95%	3.58%	2.71%
ASC 450 allowance ratio (1)	2.57%	2.31%	2.30%	2.39%	1.34%

Specifically Impaired Loans (ASC 310 component)	$8,527	$9,190	$9,542	$7,308	$7,708
Historical and environmental (ASC 450-10 component)	10,235	9,707	10,233	10,859	6,472

Total allowance for loan loss	$18,762	$18,897	$19,775	$18,167	$14,180

Nonperforming loans to gross loans (2)	12.21%	13.13%	11.10%	10.50%	6.42%
Impaired loans to gross loans	13.62%	13.44%	10.90%	10.27%	7.83%
Allowance to nonperforming loans ratio	33.36%	29.64%	35.62%	34.09%	42.23%
Quarter-to-date net charge offs to average gross loans	0.24%	1.21%	0.04%	1.17%	0.09%

(1)	Historical and environmental component as a percentage of non-impaired loans.
(2)	Nonaccrual loans and loans past due 90 or more days still accruing interest as a percentage of gross loans.

At September 30, 2011 the following loan concentrations exceeded 10% of total loans: 1-4 family residential loans, real estate construction loans, and commercial real estate. Management does not believe that this loan concentration presents an abnormally high risk. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The terms of the Consent Order require the Bank to reduce its concentration of construction and development loans within 120 days of the Consent Order.

RESULTS OF OPERATIONS (Continued)

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

The following table presents information regarding loans included as nonaccrual and troubled debt restructurings and the gross income that would have been recorded in the nine month and three month periods ended September 30, 2011 and 2010 if the loans had been current:

	Nine months ended		Three months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Nonaccrual interest	$2,732	$1,352	$(32)	$414
Troubled debt restructurings interest	240	123	102	40

Noninterest Income

Total noninterest income for the first nine months of 2011 was $2,622, a decrease of $913, or 25.8% from $3,535 for the same period in 2010. The decrease is primarily due to a reduction in gain on sale of securities available for sale, gain on sale of loans, and investment service income.

The reduction in gain on sale of securities available for sale is due to the Bank selling no securities during the first nine months of 2011. The Bank sold a group of securities during the first nine months of 2010 that resulted in a gain on sale of $522.

Gain on sale of loans is comprised of two main components, secondary market sales of traditional single family mortgages, and sales of Small Business Association (“SBA”) guaranteed commercial loans. Income recognized from sale of traditional single family mortgages totaled $175 for the first nine months of 2011 compared to $637 for the same period in 2010. The reduction in income is due to a reduction in demand for refinance activity and continued low sales activity in the housing market. For the three month period ended September 30, 2011, the Bank recorded income of $46 on sales of traditional single family mortgages compared to $340 for the same period in 2010.

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

RESULTS OF OPERATIONS (Continued)

The decrease in investment services income is due to a reduction in the size of the Bank’s investment services department from three agents to one.

The Bank recorded gains of $289 during the first nine months of 2011 compared to $123 for the same period in 2010 related to the sale of SBA-guaranteed commercial loans. The guaranteed portions of the loans were sold at a premium, resulting in the recorded gain.

The table below shows noninterest income for the nine month and three month periods ended September 30, 2011 and 2010.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Service charge on deposit accounts	$1,380	$1,358	$461	$473
Gain on sale of loans	464	637	46	340
Gain on sale of securities available for sale	—	522	—	207
Other:
Investment service income	203	462	38	213
Check printer income	19	22	6	7
Safe deposit box rental	23	24	7	8
Credit life insurance commissions	6	5	2	1
Bank Owned Life Insurance income	221	238	75	76
ATM income	96	86	30	29
Other customer fees	49	42	15	14
Other equity investment income	2	2	—	1
Other service charges, commissions and fees	159	137	46	35

Total noninterest income	$2,622	$3,535	$726	$1,404

Noninterest Expense

Noninterest expense for the first nine months of 2011 was $19,633, an increase of $3,846, or 24.4% from the same period in 2010. The increase is due to the $5,000 securities impairment loss that was recorded in the third quarter of 2011.

During the third quarter of 2011, the Bank recognized securities impairment losses of $5,000 related to a trust preferred security issued by Tennessee Commerce Statutory Trust, an affiliate of Tennessee Commerce. Recovery of the Bank’s investment is dependent upon the performance of Tennessee Commerce as the assets of Tennessee Commerce Statutory Trust are subordinated debentures issued by Tennessee Commerce. Tennessee Commerce has been under financial strain since 2008. Management has monitored the financial results quarterly since that time to evaluate if any other-than-temporary impairment existed. Prior to the third quarter of 2011, the Company has not recognized any other-than-temporary impairment for the security. Tennessee Commerce released its preliminary financial results for the quarter ended September 30, 2011 on November 1, 2011. These preliminary results reflected a pre-tax net loss for the year of approximately $126,000, which reduced Tennessee Commerce’s bank subsidiary’s Tier 1 leverage capital ratio to approximately 0.93%. As a result of those losses, management does not believe that Tennessee Commerce will be able to satisfy its debts to Tennessee Commerce Statutory Trust, rendering the security owned by the Bank fully impaired.

RESULTS OF OPERATIONS (Continued)

Management has been focused on reducing noninterest expenses wherever possible. Those efforts have resulted in reductions in expense in several categories. The most significant decrease is in salaries and employee benefits, which decreased $756 to $6,319 for the first nine months of 2011 compared to $7,075 for the same period in 2010. The reduction in expense is primarily due to a reduction in workforce that occurred in the first quarter of 2011. The reduction in workforce affected approximately 10% of the Bank’s full time employees, with reductions affecting most departments, but most significantly impacting the mortgage banking department as discussed above. Management anticipates a gross annual savings of approximately $900 as a result of the reductions, with a portion of that savings being offset by regular salary increases for remaining employees. In addition to the reduction in workforce, reduced levels of mortgage loan production has resulted in lower mortgage commissions in the first nine months of 2011.

In the first nine months of 2011, advertising and public relations expense totaled $275, a decrease of $195 or 41.5% from $470 in the first nine months of 2010. The decrease is due to management’s efforts to reduce noninterest expenses and reflect changes in the Bank’s marketing plan that have resulted in less expense during 2011.

Loan expense totaled $162 in the first nine months of 2011, a decrease of $187 or 53.6% from $349 in the first nine months of 2010. The decrease in loan expense is due to lower loan demand resulting in fewer loan origination expenses for the Bank.

Furniture and equipment expense totaled $563 in the first nine months of 2011, a decrease of $106 or 15.8% from $669 for the same period in 2010. The decrease is due to reductions in depreciation expense and equipment rental expense. The decrease in depreciation expense is due to several pieces of equipment becoming fully depreciated during 2011, resulting in lower depreciation expense. The decrease in equipment rental expense is due to management’s decision to begin purchasing most of the Bank’s copiers rather than lease them from third parties.

Legal expense totaled $199 in the first nine months of 2011, an increase of $126 or 172.6% from $73 for the same period in 2010. The increase in legal fees is primarily due to legal fees incurred in connection with the Bank’s regulatory examinations and the negotiation of the Consent Order as well as disputes with former employees that have either been resolved or for which the Bank believes it has adequate insurance coverage.

Other real estate expense is composed of three types of charges: maintenance, marketing and selling costs; valuation adjustments based on new appraisals; and gains or losses on disposition. Other real estate expenses increased $51, or 3.5%, to $1,489 for the nine months ended September 30, 2011 compared to $1,438 for the same period in 2010. Maintenance, marketing, and selling costs totaled $576, valuation adjustments based on new appraisals totaled $589, and losses on sale of other real estate totaled $324 in the first nine months of 2011. The valuation adjustments relate to two specific high-value residential properties. Market values for homes in that segment of the real estate market have continued to experience significant declines in the Bank’s market area. Market values for homes at or below the median home price have begun to level off. The majority of the Bank’s

RESULTS OF OPERATIONS (Continued)

residential other real estate is in this more stable category. Management currently does not expect significant amounts of additional adjustments based on new appraisals during 2011; however if market conditions and real estate values deteriorate further, additional losses could be incurred and those losses could be significant. The balance of other real estate owned (excluding adjustments for loans to facilitate the purchase of foreclosed properties and bank properties) increased 29.42% to $14,526 at September 30, 2011 compared to $11,224 at December 31, 2010.

The Bank anticipates that it will incur additional expense in the last quarter of 2011 and into 2012 associated with its compliance with the regulatory Consent Order, including additional legal and consultant expenses as the Bank anticipates that it will be required to engage third party consulting firms to assist the Bank in preparing studies and reports required by the Consent Order.

Noninterest expense for the three months ended September 30, 2011 was $9,712, an increase of $3,596, or 58.8%, from $6,116 for the same period in 2010. The increase for the quarter is due to the $5,000 securities impairment charge discussed previously. That increase was partially offset by reductions in other real estate expense, salaries and employee benefits, and regulatory and compliance expense. The decrease in other real estate expense for the quarter is due to an unusually high expense that was recorded in the third quarter of 2010 as a result of declines in market values for properties held. The decrease in salaries and employee benefits for the quarter was due to the reductions in workforce noted above for the nine month period. The reduction in regulatory and compliance expense is due to the reduction in total deposits causing a reduction in FDIC assessment expense.

RESULTS OF OPERATIONS (Continued)

The table below shows noninterest expense for the nine month and three month periods ended September 30, 2011 and 2010:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Salaries and employee benefits	$6,319	$7,075	$1,967	$2,434
Securities impairment loss	5,000	—	5,000	—
Regulatory and compliance	994	1,010	258	375
Occupancy	1,155	1,141	398	391
Furniture and equipment	563	669	186	219
Data processing fees	715	705	300	230
Advertising and public relations	275	470	82	160
Operational expense	523	592	102	192
Other real estate expense	1,489	1,438	511	1,226
Other:
Loan expense	162	349	71	135
Legal	199	73	94	40
Audit and accounting fees	359	417	105	158
Postage and freight	260	264	85	94
Director expense	179	160	68	48
ATM expense	424	408	152	146
Amortization of intangible asset	183	211	61	70
Other insurance expense	176	146	60	50
Printing	88	66	32	29
Other employee expenses	116	180	25	57
Dues & memberships	63	47	21	12
Miscellaneous charge-off	—	9	1	9
Miscellaneous taxes and fees	48	77	7	24
Federal Reserve and other bank charges	37	31	14	12
Other	306	249	112	5

Total noninterest expense	$19,633	$15,787	$9,712	$6,116

Income Taxes

The Company recorded a tax benefit of $1,596 during the third quarter of 2011. During 2010 the Company established a valuation allowance against materially all of its deferred tax assets and has maintained that valuation allowance through the first nine months of 2011. The Company reported a net operating loss (pre-tax net loss) of $10,218 and other comprehensive income of $4,391 related to the increase in market value of securities available for sale. Under an exception in ASC 740-20-45, Tax Provisions, the Company was required to record a tax benefit through continuing operations related to what would be realized if the securities in the Bank’s portfolio were to be liquidated and the unrealized gain were to be realized. Due to this intraperiod allocation guidance, the Company allocated a tax benefit of $1,596 to continuing operations related to gains in other comprehensive income.

For the three month period ended September 30, 2011, the company reported a tax benefit of $1,596 compared to a tax expense of $86 for the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the Company’s ability to fund loan demand, meet deposit customers’ withdrawal needs and provide for operating expenses. As summarized in the Consolidated Statements of Cash Flows, the Bank’s main source of cash flow is from receiving deposits from its customers and, to a lesser extent, repayment of loan principal and interest income on loans and investments, FHLB advances, the possible sale or pledge of investment securities, and federal funds purchased.

The Bank’s primary uses of cash are lending to its borrowers and investing in securities and short-term interest-earning assets. During 2010, regular loan repayments outpaced loan demand, resulting in a decrease in gross loans and contributing to the increase in cash and cash equivalents. During the first nine months of 2011, this trend continued. Management anticipates loan demand to remain weak during the remainder of 2011, likely resulting in further decreases in gross loans. As such, loan repayments are likely to be a significant source of cash for the remainder of 2011.

As a result of entering into the Consent Order, the Bank is subject to limitations on its operations including its ability to pay interest on deposits above proscribed rates and its ability to accept, rollover or renew brokered deposits, which could adversely affect the Bank’s liquidity and/or operating results.

The Company’s principal source of liquidity is dividends received from the Bank. As a result of its losses in the first nine months of 2011 and in 2010 and 2009, the Bank is prohibited under applicable Tennessee banking law from declaring dividends, without prior approval from the TDFI and FDIC. The terms of the Consent Order also prohibit the Bank from paying dividends to the Company without the prior consent of the FDIC and TDFI.

At the request of the Federal Reserve Bank (“FRB”) the board of directors of the Company adopted, in the first quarter of 2011, a resolution agreeing that the Company will not incur additional debt, pay common or preferred dividends, or redeem treasury stock without prior approval from the FRB. The Company requested permission to make preferred dividend payments and interest payments on subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to defer interest payments on each of its three subordinated debentures (related to its trust preferred securities) during the first quarter of 2011, which deferral has continued through the third quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the deferral period, the Company cannot pay any dividends on its common or preferred stock. Accordingly, the Company was required to suspend its dividend payments on the Senior Preferred and Warrant Preferred shares beginning in the second quarter of 2011. Because of its recent losses, the Company does not anticipate it will be able to resume preferred dividends or subordinated debt interest payments in the near future, and believes that it may be required to enter into a written agreement with the FRB with terms similar to the above described resolution.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

As described above, the terms of the Consent Order require the Bank to achieve by December 31, 2011, and thereafter maintain the following capital ratios: total capital to risk weighted assets, 12.00%; tier 1 to risk weighted assets, 10.00%; and tier 1 to average assets, 8.50%. The Bank agreed to achieve and maintain the higher capital ratios by December 31, 2011. Based on September 30, 2011 levels of average assets and risk-weighted assets, the required amount of additional Tier 1 capital necessary to meet the requirements of the Consent Order was approximately $17,709, which would also satisfy the total capital requirement. Because the Bank's capital levels at September 30, 2011 were below those that it had committed to the TDFI and FDIC it would achieve by December 31, 2011, the Bank will be required to take actions to increase its capital levels and/or shrink its asset levels to achieve the required ratios. The Company is currently considering the options available to it to increase capital ratios at the Bank, including through the sale of common or preferred stock of the Company or the sale of certain branch locations or other assets, or alternatively the sale of the Company. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution for the Company’s existing common shareholders and could result in a change of control in the Company. The Company is unlikely to be able to pay any dividends for the foreseeable future as a result of its informal commitment to the FRB and the suspension of dividends on the Senior Preferred and Warrant Preferred shares and of interest on its subordinated debentures related to its trust preferred securities.

At September 30, 2011, we had unfunded loan commitments outstanding of $34,872 and unfunded letters of credit of $3,415. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If we needed to fund these outstanding commitments, we have the ability to liquidate federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, we could sell participations in these or other loans to correspondent banks.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

At September 30, 2011 and December 31, 2010, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines and the ratios required by the Consent Order were as follows:

	Actual		For Capital Adequacy Purposes		To Be Considered Well Capitalized Under Applicable Regulations		Required by Terms of Consent Order with FDIC
September 30, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Bank	$42,447	9.53%	$35,622	8.00%	$44,527	10.00%	$53,433	12.00%
Consolidated	33,806	7.58%	35,675	8.00%	N/A	N/A	N/A	N/A
Tier 1 to risk weighted assets
Bank	$36,718	8.25%	$17,811	4.00%	$26,716	6.00%	$44,527	10.00%
Consolidated	18,713	4.20%	17,838	4.00%	N/A	N/A	N/A	N/A
Tier 1 to average assets
Bank	$36,718	5.73%	$25,613	4.00%	$32,016	5.00%	$54,427	8.50%
Consolidated	18,713	2.91%	25,692	4.00%	N/A	N/A	N/A	N/A
December 31, 2010
Total Capital to risk weighted assets
Bank	$50,066	10.14%	$39,508	8.00%	$49,385	10.00%	N/A	N/A
Consolidated	52,220	10.57%	39,538	8.00%	N/A	N/A	N/A	N/A
Tier 1 to risk weighted assets
Bank	$43,745	8.86%	$19,754	4.00%	$29,631	6.00%	N/A	N/A
Consolidated	31,123	6.30%	19,770	4.00%	N/A	N/A	N/A	N/A
Tier 1 to average assets
Bank	$43,745	6.44%	$27,159	4.00%	$33,949	5.00%	N/A	N/A
Consolidated	31,123	4.57%	27,259	4.00%	N/A	N/A	N/A	N/A

At its current capital ratios, the Bank is considered adequately capitalized. If the Bank’s ratios improve to a level that would be considered well capitalized, it will continue to be considered adequately capitalized until termination of the Consent Order.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management uses a gap simulation model that takes cash flows into consideration. These include mortgage backed securities, loan prepayments, and expected calls and maturities on securities. Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature,” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing the Bank’s pricing history on these categories relative to interest rates. Using the interest rate history from our asset liability management software database spanning up to 20 quarters of data, we derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis, the model considers deposit rate movements to determine what percentage of interest bearing deposits is actually repriceable within a year. Our cumulative one-year gap position at September 30, 2011 was -4.91% of total assets. Our policy states that our one-year cumulative gap should not exceed 20% of total assets.

As of September 30, 2011, approximately $381,059 of $553,583 in interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year total $312,726, or 70.48%, of total loans, including loans held for sale, at September 30, 2011. The Bank has approximately $253,415 in time deposits maturing or repricing within one year.

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

To truly evaluate the impact of rate change on income, we believe the rate shock simulation of interest income is the best technique because variables are changed for the various rate conditions. The interest income change in each category of earning assets and liabilities is calculated as rates move up and down. In addition, the prepayment speeds and repricing speeds are changed. Rate shock is a method for stress testing the net interest margin over the next four quarters under several rate change levels. These levels span four 100 basis point increments up and down from the current interest rate. Our policy guideline is that the maximum percentage change in net interest income cannot exceed plus or minus 15% on a 200 basis point interest rate change.

Although interest rates are currently very low, the Company believes a -200 basis point rate shock is an effective and realistic test since interest rates on many of the Company's loans still have the ability to decline 200 basis points. For those loans that have floors above the -200 basis point rate shock, the interest rate would be at the floor rate. All deposit account rates would likely fall to their floors under the -200 basis point rate shock as well. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, securities, and time deposits.

The following illustrates the effects on net interest income of shifts in market interest rates from the rate shock simulation model:

	September 30, 2011
Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease) in net interest income	5.01%	1.91%	(4.86%)	(13.60%)

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

Our Economic Value of Equity simulation measures our long-term interest rate risk. The economic value is the difference between the market value of assets and liabilities. The technique is to apply rate changes and compute the resulting economic value. The slope of the change between shock levels is a measure of the volatility of value risk. The slope is called duration. The greater the slope, the greater the impact of rate change on the Bank’s long-term performance. Our policy guideline is that the maximum percentage change on economic value of equity cannot exceed plus or minus 20% on a 200bp change.

	September 30, 2011
Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease) in equity at risk	6.74%	6.84%	1.74%	7.70%

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

ITEM 4. CONTROLS AND PROCEDURES (Continued)

Changes in Internal Control Over Financial Reporting

Management’s assessment of the internal control over financial reporting at December 31, 2010, identified a material weakness in the Company’s internal control over financial reporting related to the determination of the allowance for credit losses which remains as of September 30, 2011. The deficiencies contributing to the material weakness related to grading of loans used in the determination of the allowance for credit losses.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes in our "Risk Factors" as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

The Consent Order that the Bank has entered into, and the Bank’s current condition, may negatively impact the Bank’s and the Company’s operations, liquidity and capital resources.

During the third quarter of 2011, the Bank entered into, the Consent Order. As described above, the terms of the Consent Order require that the Bank, among other things, (i) increase its regulatory capital; (ii) improve the management and oversight of the Bank; (iii) institute a plan for the reduction of charge-offs and classified assets; (iv) restrict its advances to certain classified borrowers; and (v) implement a plan for the reduction of certain loan concentrations. Because the Consent Order constitutes a formal enforcement action requiring the Bank to maintain specified capital levels above those required to be “well-capitalized” under the prompt corrective action provisions of the FDICIA, the Bank is subject to additional limitations on its operations including its ability to pay interest on deposits above certain national rate caps and its ability to accept, rollover or renew brokered deposits, which could adversely affect the Bank’s liquidity and/or operating results. Limits on the Bank’s ability to accept, renew or rollover brokered deposits could also cause funding constraints that could limit the Bank’s ability to grow its asset base. If the Bank fails to comply with the requirements of the Consent Order, it may be subject to further regulatory action. The FDIC and the TDFI each has broad authority to take additional actions against the Bank, including assessing civil fines and penalties, issuing additional consent or cease and desist orders and removing officers and directors.

The Bank is also limited in its ability to pay severance payments to its employees and must receive the consent of the FDIC and TDFI to appoint new executive officers or directors. These restrictions may make it more difficult to retain or hire additional qualified employees.

The Bank’s capital levels are below those levels that the Bank committed to maintain in the Consent Order.

The terms of the Consent Order require that the Bank achieve by December 31, 2011, and thereafter maintain, a ratio of Tier 1 capital to average assets of at least 8.5%; a ratio of Tier 1 capital to risk-weighted assets of at least 10%; and a ratio of total capital to risk-weighted assets of at least 12%. At September 30, 2011, none of the Bank’s capital levels exceeded the minimum amounts that it had committed to maintain in the Consent Order. The amount of the capital shortfall at September 30, 2011 was approximately $17,709. The Company does not have sufficient capital available to contribute to the Bank to aid the Bank in meeting its commitments, and, accordingly, is currently considering the options available to it to increase capital levels at the Bank, including through the sale of common or preferred stock of the Company or the sale of certain branch locations or other assets, or alternatively the sale of the Company. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company. While the Company

ITEM 1A. RISK FACTORS (Continued)

had previously been considering raising capital through participation in the Small Business Lending Fund, the Company was not permitted to participate in the program.

As the Bank’s capital levels decline, the amounts that it can lend any one borrower is reduced.

At September 30, 2011, the Bank’s legal lending limit under applicable regulations (based upon the maximum legal lending limits of 25% of capital and surplus) was $10,445. As the Bank’s capital levels have declined, its legal lending limit has been reduced. If the legal lending limit is reduced below the level of credit, including lines of credit, that the Bank has extended to a borrower, it can no longer renew or continue undrawn credit lines or make additional loans or advances to its largest borrower relationships, and its ability to renew outstanding loans to such customers is extremely limited. Additionally, if the Bank seeks to reduce the amount of credit that it has extended to a particular borrower because of a reduction in its legal lending limit, the borrower may decided to move its loan relationships to another financial institution with legal lending limits high enough to accommodate the borrower’s relationships. A loss of loan customers as a result of being subject to lower lending limits, could negatively impact the Bank’s liquidity and results of operations.

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

Community First, Inc. (Registrant)

November 14, 2011	/s/ Louis E. Holloway
(Date)	Louis E. Holloway, President

November 14, 2011	/s/ Dianne Scroggins
(Date)	Dianne Scroggins, Chief Financial Officer