Form 10-K
period 2011-12-31
COMMUNITY FIRST INC
filed 2012-03-30
CIK 1179500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT FOR THE TRANSITION PERIOD

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

Common Stock, no par value

(Title of Class)

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☒

Indicate by check mark whether the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐     No ☒

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐     No ☒

The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on June 30, 2011 was approximately $23,340,030. There were 3,273,915 of Common Stock outstanding on March 30, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2012 Annual Meeting of Shareholders, currently scheduled to be held on May 30, 2012, are incorporated by reference into Part III of this Annual Report on Form 10-K.

COMMUNITY FIRST, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2011

i

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements made herein, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors,” in this document and the following:

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	greater than anticipated deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA;

•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions or regulatory development;

•	the inability to meet the requirements of the Consent Order, which our Bank subsidiary is subject to;

•	the inability to successfully consummate the sale of our Murfreesboro, Tennessee and Franklin, Tennessee bank branches;

•	failure to maintain capital levels above levels required by banking regulations or commitments or agreements we make with our regulators;

•	the inability to comply with regulatory capital requirements and to secure any required regulatory approvals for capital actions;

•	the continued reduction of our loan balances, and conversely the inability to ultimately grow our loan portfolio;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	continuation of the historically low short-term interest rate environment;

•	rapid fluctuations or unanticipated changes in interest rates;

•	any activity that would cause us to conclude that there was impairment of any asset, including goodwill or any other intangible asset;

•	our recording a further valuation allowance related to our deferred tax asset;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•

changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	the remediation efforts related to our material weakness in our internal control over financial reporting;

•	further deterioration in the valuation of other real estate owned;

•	changes in accounting policies, rules and practices;

•	the impact of governmental restrictions on entities participating in the United States Department of the Treasury’s Capital Purchase Program (the “CPP”);

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other circumstances, many of which may be beyond our control.

All forward-looking statements that are included in this report are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

PART I

ITEM 1.	BUSINESS

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “the Company” or “Community First” as used herein refer to Community First, Inc. and its subsidiaries, including Community First Bank & Trust, which we sometimes refer to as “the Bank,” “our Bank” or our Bank subsidiary.

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

The Bank commenced business on May 18, 1999 as a Tennessee-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation’s (the “FDIC”) Deposit Insurance Fund (the “DIF”). The Bank is primarily regulated by the Tennessee Department of Financial Institutions (the “Department”) and the FDIC. The Bank’s sole subsidiary is Community First Title, Inc., a Tennessee corporation (“Title”). CFBT Investments, Inc., a Nevada corporation (“Investments”), is a wholly-owned subsidiary of Community First Title, Inc., and is the parent of Community First Properties, Inc., a Maryland corporation, which was established as a real estate investment trust (the “REIT”) pursuant to Internal Revenue Service regulations. The Bank’s principal business is to accept demand and saving deposits from the general public and to make residential mortgage, commercial, and consumer loans. In an effort to reduce overhead expenses and due to the fact that the Company has maximized the tax benefit to be obtained from operating the REIT, management is in the process of preparing a revocation of the REIT’s status under the IRS rules and regulations which the Company expects will be filed prior to March 31, 2012. In addition, management anticipates that in connection with this process, it will dissolve and liquidate two of its subsidiaries, Title and Investments, and distribute those entities’ assets up to the Bank, making the REIT a direct subsidiary of the Bank. This restructuring of the Company’s subsidiaries is expected to be completed during the first quarter of 2012.

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

The Company conducts banking activities from the main office and three branch offices in Columbia, Tennessee, one branch office in Mount Pleasant, Tennessee, one branch office in Franklin, Tennessee, one branch office in Murfreesboro, Tennessee, one branch office in Centerville, Tennessee, one branch office in Lyles, Tennessee and one branch office in Thompson Station, Tennessee. The Company also operates six automated teller machines in Maury County, two automated teller machines in Williamson County, Tennessee, one automated teller machine in Rutherford County, Tennessee and two automated teller machines in Hickman County, Tennessee. On December 28, 2011, the Bank entered into a Purchase and Assumption Agreement with Southern Community Bank (“Southern Community”), pursuant to which the Bank has agreed to sell certain of its loans and deposits of its Murfreesboro branch location to Southern Community. We expect this transaction to close in the first quarter of 2012. On February 9, 2012, the Bank entered into a Purchase and Assumption Agreement with CapStar Bank, pursuant to which the Bank has agreed to sell certain of its loans and deposits of its Franklin, Tennessee branch location to CapStar Bank. We expect this transaction to close in the second quarter of 2012. Information regarding the sale of the Murfreesboro branch and the Franklin branch is discussed in detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-K.

The Company’s assets consist primarily of its investment in the Bank. Its primary activities are conducted through the Bank. At December 31, 2011, the Company’s consolidated total assets were $616,773, its consolidated net loans, including loans held for sale, were $420,049, its total deposits were $555,037, and its total shareholders’ equity was $9,575. At December 31, 2010, consolidated total assets were $667,380, the Company’s consolidated net loans, including loans held for sale, were $493,089, its total deposits were $595,069, and its total shareholders’ equity was $22,761. At December 31, 2009, the Company’s consolidated total assets were $701,191, its consolidated net loans, including loans held for sale, were $532,578, its total deposits were $606,196, and its total shareholders’ equity was $43,645.

Loans

We make secured and unsecured loans to individuals, partnerships, corporations, and other business entities within the Middle Tennessee area. Our loan portfolio consists of commercial, financial and agricultural loans, residential and commercial mortgage loans, and consumer loans. Our legal lending limits under applicable regulations (based upon the legal lending limits of 25% of capital and surplus) were $7,683 as of December 31, 2011.

Commercial loans are made primarily to small and medium-sized businesses. Some of these loans are guaranteed by U.S. Government entities such as the U.S. Small Business Administration and the U.S. Department of Agriculture as well as on a conventional basis. These loans are secured and unsecured and are made available for general operating inventory and accounts receivables as well as for real estate construction and development as well as any other purposes considered appropriate. We will generally look to a borrower’s business operations as the principal source of repayment, but will also receive, when appropriate, a security interest in personal property and/or personal guarantees. In addition, the majority of commercial loans that are not mortgage loans are secured by a lien on equipment, inventory, and/or other assets of the commercial borrower, or, in the case of real estate construction and development loans, the underlying real estate property.

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

We originate residential mortgage loans with either fixed or variable interest rates. Our general policy is to sell most fixed rate loans in the secondary market. This policy is subject to review by management and may be revised as a result of changing market and economic conditions and other factors. We do not retain servicing rights with respect to secondary market residential mortgage loans that we originate. Typically, all of our residential real estate loans are secured by a first lien on the real estate. Also, we offer home equity loans, which are secured by junior liens on the subject residence.

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

Although we take a progressive and competitive approach to lending, we seek to maintain high quality in our loans. We are subject to written loan policies that contain general lending guidelines and are subject to periodic review and revision by our Board of Directors and by the Loan Committee established by the Board of Directors. These policies concern loan administration, documentation, approval, and reporting requirements for various types of loans.

Lending Policies of the Company

While the ultimate authority to approve loans rests with the Board of Directors, lending authority is delegated by the Board of Directors to the loan officers and Loan Committee. Loan officers, each of whom are limited as to the amount of secured and unsecured loans that he or she can make to a single borrower or related group of borrowers, report to the Chief Credit Officer, Jim Bratton. Louis Holloway, the President of our Bank, chairs the Loan Committee. The Chief Credit Officer, Jim Bratton, also serves as Vice Chairman of the Loan Committee. Lending limits of individual loan officers are documented in the Bank’s Loan Policy and Procedures and are approved by the Board of Directors. Loan officers discuss with the Chief Credit Officer or President any loan request that exceeds their individual lending limit. The loan must have approval from the President, Chief Credit Officer or the Loan Committee as required by Loan Policy and Procedures. The President, Louis Holloway, and the Chief Credit Officer, Jim Bratton, have lending authority on secured and unsecured loans up to $1,000,000.

Our policies provide written guidelines for lending activities and are reviewed periodically by the Board of Directors. The Board of Directors recognize that, from time to time, it is in the best interests of the Company to deviate from the established, written credit policy and have established guidelines for granting exceptions to the policy. Situations in which such exceptions might be granted include the waiving of requirements for independent audited financial statements when a comfort level with respect to the financial statements of the borrower can be otherwise obtained and when it is deemed desirable to meet the terms offered by a competitor.

We seek to maintain a diversified loan portfolio, including secured and unsecured consumer loans, secured loans to individuals for business purposes, secured commercial loans, secured agricultural production loans, and secured real estate loans. Our primary trade area lies in the counties of Middle Tennessee, with the primary focus in Maury, Williamson, Hickman and Rutherford Counties, though our efforts in Rutherford County and Williamson County will decrease with the sale of our Murfreesboro, Tennessee branch and Franklin, Tennessee branch in the first half of 2012. The Loan Committee must approve all out-of-trade area loans.

As a general rule, we seek to maintain loan-to-collateral value ratios in conformity with industry and regulatory guidelines. The following standards, established by inter-agency guidelines by the federal bank regulators, including the FDIC, went into effect on March 19, 1993:

Maximum Allowable
Loan Category	Loan-to-Value Ratio
Land	65%
Land development	75%
Construction
Commercial, multifamily (1) and other nonresidential	80%
1-4 family residential	85%
Improved property	85%
Owner-occupied 1-4 family and home equity (2)	(2)

(1)	Multifamily construction includes condominiums and cooperatives.
(2)	A loan-to-value limit has not been established for permanent mortgage or home equity loans or owner-occupied, 1-4 family residential property. However, for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral is required. Home equity lines of credit (HELOC) loan-to-value may be up to 100% of the collateral appraisal value.

Loan Review and Nonperforming Assets

We have an internal loan review system to determine deficiencies and corrective action to be taken. Loans are graded as follows:

GRADE 1 – EXCELLENT – Loans in this category are to persons or entities with strong balance sheets and highly liquid financial positions, with stable earnings. Guarantors have substantial new worth, are highly liquid, with strong earnings. Collateral is liquid and well margined. These borrowers have exceptional/top quality management, have performed without question on past obligations, and the Bank expects their performance to continue. Internally generated cash flow covers current maturities of long-term debt by a substantial margin.

GRADE 2 – GOOD – These are loans to persons or entities with solid balance sheets and reasonable liquidity with good earnings. Guarantors have strong new worth, good liquidity and earnings. Collateral securing the Bank’s debt is at 60 percent or less of the advance rate. These borrowers have strong, high quality management and have previously handled their obligations with the Bank satisfactorily. Internally generated cash flow covers current maturities of long-term debt more than adequately.

GRADE 3 – ACCEPTABLE – Loans in this category are to persons or entities with good balance sheets, acceptable liquidity and earnings. Guarantors have reasonable net worth, liquidity and earnings. Collateral is acceptable and is at or below policy advance rates. These borrowers have acceptable, good quality management and have handled previous obligations with the Bank substantially within terms. Cash flow is adequate to service long-term debt. These entities are minimally profitable now, with projections indicating continued profitability into the foreseeable future. Closely held corporations or businesses where a majority of the profits are withdrawn by the owners or paid in dividends are included in the rating category. Overall, these loans are basically sound.

GRADE 4 – PASS/WATCH – Loans rated “Pass/Watch” warrant more than the normal level of supervision and may warrant formal quarterly reporting to management due to strain on the borrower.

General Characteristics

•	Loans with aspects of the underwriting that do not conform to policy.

•

Borrowers that have had adverse events that have affected or could affect the borrower’s cash flow, financial posture, or ability to continue operating profitably; provided, however, that the events or circumstances prompting this rating do not constitute an undue or unwarranted credit risk.

•	Loans to borrowers engaged in an industry that is experiencing an economic downturn or is particularly susceptible to uncontrollable external factors.

•

Loans to newly formed companies or operations, or established companies with new or unproven management. Generally, such borrowers are adequately capitalized, but a stabilized cash flow has not yet been achieved.

•

Loans that constitute an approved loan policy exception, and/or loans which lack complete credit/collateral documentation. Not necessarily all policy or documentation exceptions would warrant a “Low Pass” rating.

•	Loans which lack proper structuring or adequate performance since inception, although the borrower’s repayment capacity appears adequate. Loans without a definite repayment plan may be an example.

•

Loans made essentially on the strength of a guarantor(s), although the guarantor is not the primary source of repayment. A more severe rating may be appropriate if the guarantor’s ability or willingness to service the debt as agreed is questionable or unknown.

•	Loans which need closer supervision as determined by the account officer, or require above-average servicing.

GRADE 5 – SPECIAL MENTION – Assets which are currently protected but have potential weaknesses which, if not corrected, may inadequately protect the Bank’s credit position at some future date. Credit factors are apparent which warrant a Special Mention rating as an indication to management that special attention is needed. Assets with actual, well-defined weaknesses receive a more severe rating. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

General Characteristics

•

Loans with potential weaknesses including documentation exceptions, inadequate control over collateral or the lack of a loan agreement which would require special attention. Structure of the loans and other credit factors should also be given consideration.

•

Loans to borrowers exhibiting adverse financial trends, but not to the point that repayment is jeopardized. Profitability may be temporarily impaired, but capitalization and liquidity continue to be adequate.

•

Significant concentrations of accounts receivable or revenues from a source which is demonstrating cash flow problems. Such instances would pose a direct threat to the borrower’s operations because of significance.

•	Loans which are not performing in accordance with the terms of the loan or loan agreement, representing a decline in quality since the loans were originally granted.

•	Loans susceptible to economic conditions or market conditions which may adversely affect the obligor’s repayment capacity in the future.

Assets rated Special Mention remain collectable without extensive problems, although the financial condition of the borrower has weakened. These loans deserve more than normal management attention in order to correct deficiencies and prevent further deterioration. Such attention would include placement on the Watch List with progress reports prepared as required.

GRADE 6 – SUBSTANDARD – Loans which are inadequately protected by the current sound worth and paying capacity of the obligor or pledged collateral, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

General Characteristics

•	Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard.

•	Collection of all principal from collateral would be questionable in liquidation.

•	Loans where borrower, endorsers or guarantors exhibit a questionable capacity and/or willingness to liquidate the credit at maturity or to reduce it in accordance with repayment agreement.

•	Loans requiring a substantial amount of servicing and monitoring.

•	Loans to borrowers with cash flow deficiencies which jeopardize future loan payments.

GRADE 7 – DOUBTFUL – Loans classified Doubtful have all the weaknesses inherent in ones classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

General Characteristics

•	Loans with little or no liquidity.

•	Loans of unsatisfactory quality.

•	Loans with a high probability of total or substantial loss, but extraneous factors might make the strengthening or liquidation of the asset possible.

•

Loans supported by collateral with an inadequate value in relation to the debt and/or a financial condition and profit record of the borrower, endorser or guarantor, which indicate a strong possibility of loss.

•	Loans where borrower, endorser or guarantors exhibit an incapacity and/or unwillingness to liquidate the credit in accordance with repayment agreement.

•	Loans which will require the utmost attention to salvage.

GRADE 8 – LOSS – Loans that are considered uncollectible and of such little value, that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather, it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

General Characteristics

•	Loans with no clearly defined source of repayment.

•

Loans where collateral support is non-existent or negligible, and/or a financial condition and profit record of the borrower, endorsers or guarantors which indicate the lack of ability to liquidate the debt.

•	Loans where borrower, endorsers or guarantors exhibit an unwillingness to liquidate the debt.

Loans graded “4”, “5”, “6”, “7”, or “8” are referred to management for inclusion on our “watch list”. Loans graded “4” are not considered adversely classified.

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

Asset/Liability Management

A committee composed of certain officers and directors of the Bank is responsible for managing the assets and liabilities. The chairperson of the committee is the Chief Financial Officer, Dianne Scroggins. This committee attempts to manage asset growth, liquidity and capital in order to maximize income and reduce interest rate risk. The committee directs our overall acquisition and allocation of funds. The committee reviews and discusses our assets and liability funds budget in relation to the actual flow of funds. This committee also reviews and discusses peer group comparisons; the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities; the ratio of allowance for loan losses to outstanding and nonperforming loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specific categories, regulatory changes, monetary policy adjustments, and the overall state of the local and national economies.

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

Customers

In the opinion of management, there is no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on our business. As of December 31, 2011, we had a total of 162 ending relationships that represent exposure to us of at least $500. We believe that the loss of one of these relationships or an affiliated group of relationships, while significant, would not materially impact our performance.

Competition and Seasonality

The banking business is highly competitive. Our primary market area consists of Maury, Williamson, Hickman, and Rutherford Counties in Tennessee, although we are exiting the Rutherford County market and reducing our presence in the Williamson County market with our pending branch divestitures. We compete with numerous commercial banks and savings institutions with offices in these market areas. In addition to these competitors, we compete for loans with insurance companies, regulated small loan companies, credit unions, and certain government agencies. We also compete with numerous companies and financial institutions engaged in similar lines of business, such as mortgage banking companies, brokerage companies, investment banking firms and lending companies. These competitors have up to $978 million in deposits in the Maury County market area, up to $5.94 billion in deposits in the Williamson County market area, up to $2.89 billion in the Rutherford County market area and up to $96 million in the Hickman County market area, as reported by the FDIC as of June 30, 2011. At December 31, 2011, the Bank had deposits of approximately $555 million. The Company does not experience significant seasonal trends in its operations.

Employees

As of December 31, 2011, we had 137 full-time equivalent employees and 140 total employees. The Company plans to continue to hire additional employees as necessary to meet the demands of its customers. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement, and the Company believes that its employee relations are in good standing.

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

The Preferred Stock qualifies as Tier 1 capital under current regulatory guidelines and pays cumulative dividends (i) with respect to the Series A Preferred Stock, at a rate of 5% per annum for the first five years following issuance and 9% per annum thereafter, and (ii) with respect to the Series B Preferred Stock, at a rate of 9% per annum. Dividends are payable on the Preferred Stock quarterly and are payable on February 15, May 15, August 15 and November 15 of each year. If the Company fails to pay a total of six dividend payments on either the Series A Preferred Stock or the Series B Preferred Stock, whether or not consecutive, holders of the series of Preferred Stock on which such dividends have not been paid shall be entitled, voting together with the other series of Preferred Stock and any other series of voting parity stock, to elect two directors to the Company’s Board of Directors until the Company has paid all such dividends that it had failed to pay. As a result of our deteriorating financial condition we informally committed to the Federal Reserve Bank of Atlanta (the “FRB”) on January 18, 2011 that we would not, among other things, pay dividends on the Preferred Stock we have sold to the U.S. Treasury without the prior approval of the FRB. Beginning with the dividend payment due on May 15, 2011, we have been unable to secure the approval of the FRB to pay dividends on the Series A Preferred Stock or Series B Preferred Stock.

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

Under the ARRA, the Preferred Stock may be redeemed by the Company at any time subject to prior approval by the FRB. No shares of Series B Preferred Stock may be redeemed prior to the Company’s redemption, repurchase or other acquisition of all outstanding shares of Series A Preferred Stock.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act – On July 21, 2010, the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far-reaching provisions do not directly impact community-based institutions like the Company. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Company either because of exemptions for institutions below a certain asset size or because of the nature of the Company’s operations. Those provisions that have been adopted or are expected to be adopted have impacted and will continue to impact the Company include the following:

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

•	Restricting the preemption of state law by federal law and disallowing national bank subsidiaries from availing themselves of such preemption;

•	Limiting the debit interchange fees that certain financial institutions are permitted to charge;

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

•	Imposing new limits on affiliated transactions and causing derivative transactions to be subject to lending limits; and

•	Implementing certain corporate governance revisions that apply to all public companies.

As described above, many aspects of the Dodd-Frank Act are not yet effective and remain subject to rulemaking and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted.

Bank Holding Company Act of 1956 – The Company is a bank holding company registered under the provisions of the federal Bank Holding Company Act of 1956, as amended (the “BHC Act”), and consequently is subject to examination by the Board of Governors of the Federal Reserve System (the “FRS”).

As a bank holding company, the Company is required to file, with the FRB, annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the FRB and is required to obtain FRB approval prior to acquiring, directly or indirectly, ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting stock of such bank unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or a bank holding company, and must engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company, the activities of which the FRS has determined to be so closely related to banking or management or controlling banks as to be properly incident thereto.

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

Bank holding companies are not permitted to engage in “unsafe and unsound” banking practices. The FRS’s Regulation Y, for example, generally requires a bank holding company to give the FRS prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the bank holding company’s consolidated net worth. The FRS may oppose the transaction if it believes that the transaction would constitute an unsafe and unsound practice or would violate any law or regulation. Depending upon the circumstances, the FRS could take the position that paying a dividend would constitute an unsafe and unsound banking practice. Supervisory guidance from the FRS indicates that bank holding companies that are participants in the CPP that are experiencing financial difficulty generally should eliminate, reduce or defer dividends on Tier 1 capital instruments (as we have done) including trust preferred securities, preferred stock or common stock, if the holding company needs to conserve capital for safe and sound operation and to serve as a source of strength to its subsidiaries.

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

Securities Registration and Reporting – The Common Stock of the Company is registered as a class with the SEC under the Exchange Act and thus the Company is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of the Act. In addition, the securities issued by the Company are subject to the registration requirements of the Securities Act and applicable state securities laws unless exemptions are available. The periodic reports, proxy statements, and other information filed by the Company with the SEC are available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer with the SEC and the Company’s filings may be obtained free of charge at the SEC website (http://www.sec.gov). The Company also makes available on its website (http://www.cfbk.com), free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after the Company files such material with, or furnishes such material to, the SEC.

Participation in the Capital Purchase Program of the Troubled Asset Relief Program – As a result of the Company’s participation in the CPP, the Company is required to comply with certain limits and restrictions concerning executive compensation throughout the time that the U.S. Treasury holds any equity or debt securities acquired from the Company pursuant to the CPP, including a requirement that any bonus or incentive compensation paid to the Company’s senior executive officers and next twenty most highly compensated employees during the period that the U.S. Treasury holds the preferred stock be subject to “clawback” or recovery if the payment was based on materially inaccurate financial statements or other materially inaccurate performance metrics criteria and a prohibition on making any “golden parachute” payment (as defined in Section 111 of the EESA, as amended by the ARRA as well as all rules, regulations, guidance or other requirements issued thereunder including the interim final rule issued by the U.S. Treasury on June 15, 2009 (the “June 2009 IFR”)) during that same period to any senior executive officer or the next five most highly compensated employees. The prohibition on “golden parachute” payments has been expanded under the ARRA and the June 2009 IFR to prohibit any payment to these employees for departure from the Company for any reason, except for payments for services performed or benefits accrued.

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

Tennessee Supervision and Regulation – As a Tennessee-chartered commercial bank, the Bank is subject to various state laws and regulations which limit the amount that can be loaned to a single borrower, the type of permissible investments, and geographic expansion, among other things. The Bank must submit an application and receive the approval of the Department before opening a new branch office or merging with another financial institution. The Department regularly examines state chartered banks like the Bank and in connection with its examinations may identify matters necessary to improve a bank’s operation in accordance with principles of safety and soundness. Any matters identified in such examinations are required to be appropriately addressed by the bank being examined and may include maintaining capital at levels above those required by federal statutory provisions to be considered well capitalized and not paying dividends without the prior approval of the Commissioner of the Department. During the first quarter of 2011, the Bank was subject to a joint examination by the FDIC and the Tennessee Department of Financial Institutions (the “Department”). On September 20, 2011, the Bank consented to the issuance of a consent order (the “Consent Order”) by the Federal Deposit Insurance Corporation (the “FDIC”). The Consent Order replaces the memorandum of understanding (“MOU”) that the Bank had entered into with the FDIC on October 19, 2010. Under the terms of the Consent Order, the Bank has agreed to, among other things, take the following actions:

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

•    Formulate and submit to the FDIC and the Department, within 60 days after September 20, 2011, a written policy covering expense reimbursement to the Bank’s directors, officers and employees, and while the Consent Order is in effect have the Bank’s Board of Directors conduct monthly reviews of all expenses submitted for customer entertainment, business development and/or any other expense submitted by the Bank’s officers and directors;

•    Prepare and submit, within 120 days after September 20, 2011, to its supervisory authorities a budget and profit plan for calendar year 2012;

•    On or before December 31, 2011 achieve, and thereafter, maintain the Bank’s Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratios equal to or greater than 8.5%, 10.0% and 12.0%, respectively;

•    If the Bank’s capital ratios fall below the minimum levels set out in the previous bullet as of the date of any of the Bank’s Reports on Condition and Income, submit within 30 days of receiving a request to do so, to the FDIC and the Department a capital plan to increase the Bank’s capital to levels above these minimum levels; then initiate action within 30 days after the FDIC and the Department respond to the plan;

•    Refrain from paying cash dividends to the Company without the prior written consent of the FDIC and the Department;

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

•    Not extend, directly or indirectly, any additional credit to or for the benefit of any borrower whose extension of credit is classified “Doubtful” and/or “Substandard” by the FDIC or the Department unless the Bank’s Board of Directors has signed a detailed written statement giving reasons why the failure to extend such credit would be detrimental to the Bank;

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

The Bank’s capital levels as of December 31, 2011 were below those that the Bank agreed to achieve by that date under the terms of the Consent Order. Based on December 31, 2011 levels of average assets and risk-weighted assets, the required amount of additional Tier 1 capital necessary to meet the requirements of the Consent Order was approximately $22,413, which would also satisfy the total capital requirement. As a result of entering into the Consent Order, the Bank is subject to additional limitations on its operations including a prohibition on paying interest on deposits above national rate caps and accepting rolling over or renewing brokered deposits, which could adversely affect the Bank’s liquidity and/or operating results. The Bank is also limited, as a result of its condition, in its ability to pay severance payments to its employees and must receive the consent of the FDIC and the Department to appoint new officers or directors.

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

Dividends – The Company is a legal entity separate and distinct from the Bank. The principal source of the Company’s revenues however, is from dividends declared by the Bank. Under Tennessee law, the Bank can only pay dividends in an amount equal to or less than the total amount of its net income for that year combined with retained net income of the preceding two (2) years. Payment of dividends in excess of this amount requires prior approval by the Commissioner of the Department. The Bank’s ability to pay dividends also may depend on its ability to meet minimum capital levels established from time to time by the FDIC. Under such regulations, FDIC-insured state banks are prohibited from paying dividends, making other distributions or paying any management fee to a parent if, after such payment, the bank would fail to have a risk-based Tier 1 capital ratio of 4%, a risk-based total capital ratio of 8% and a Tier 1 leverage capital ratio of 4%. The Bank’s ability to pay dividends to the Company may also be limited by limitations imposed on the Bank by the FDIC or the Department, including both formal and informal actions like the Consent Order, which prohibits the Bank from paying dividends to the Company without the prior consent of the FDIC and the Department.

Under Tennessee law, the Company may pay common stock dividends if, after giving effect to the dividends, the Company can pay its debts as they become due in the ordinary course of business and the Company’s total assets exceed its total liabilities. The payment of dividends by the Company also may be affected or limited by certain factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank holding company or a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may take various supervisory actions to prevent such action, including a cease and desist order prohibiting such practice. At the request of the Federal Reserve Bank (“FRB”), the Board of Directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company would not, among other things, incur additional debt, pay dividends on any of its common stock or preferred stock, or redeem treasury stock without approval from the FRB. The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. In the first quarter of 2011, the FRB granted the Company permission to pay the dividends on its Preferred Stock that were due on February 15, 2011, but denied the Company permission to make interest payments on its subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the indentures governing the subordinated debentures provide that the Company cannot pay any dividends on its Common Stock or Preferred Stock. Accordingly, the Company was required to suspend its dividend payments on its Preferred Stock beginning in the second quarter of 2011. At December 31, 2011, the Company has $849 of dividends accrued but unpaid on its Preferred Stock. Additionally, because the Company has deferred the payment of interest on its subordinated debt, its REIT subsidiary, Community First Properties, Inc., is also prohibited from paying dividends on its issued and outstanding preferred stock and common stock until such time as the Company is current on the payment of interest on its subordinated debt. As a result of the prohibition, Community First Properties, Inc. did not make its $8 semi-annual dividend payment on its preferred stock due December 30, 2011. At December 31, 2011, the Company has $1,497 of interest accrued on its subordinated debentures for which payment is being deferred.

As a result of its losses in 2011, 2010 and 2009, the Bank is prohibited under applicable Tennessee law from declaring dividends, without prior approval from the Department. The terms of the Consent Order also prohibit the Bank from paying dividends to the Company without prior the Department and FDIC approval. The Company is currently considering the options available to it to increase capital levels at the Bank, including the sale of common or preferred stock of the Company or the sale of certain branch locations or other assets, or alternatively the sale of the Company. In the fourth quarter of 2011 and first quarter of 2012, respectively, the Bank entered into agreements to sell certain loans and other assets and transfer certain deposits associated with the Bank’s Murfreesboro, Tennessee and Franklin, Tennessee branch locations. The Company expects that these sales if consummated will improve the Bank’s capital levels. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company. The Company is also unlikely to pay any dividends as a result of its informal commitment to the FRB and the suspension of dividends on the preferred stock the Company sold the U. S. Treasury and of interest on its trust preferred securities.

In addition to the limitations on the Company’s ability to pay dividends under Tennessee law and in its commitment to the FRB, the Company’s ability to pay dividends on its Common Stock is also limited by the Company’s participation in the CPP, by the terms of the indentures governing its subordinated debentures and by certain statutory or regulatory limitations.

Subject to certain restrictions, from February 28, 2012 until February 27, 2019, unless the U.S. Treasury has transferred the Preferred Stock to third parties or the Preferred Stock has been completely redeemed, the Company may increase the dividends paid to holders of its Common Stock by up to 3% in the aggregate per year over the amount paid in the prior year without the U.S. Treasury’s consent; provided that no increase in the dividends paid to holders of Common Stock may be made as a result of any dividend paid in shares of Common Stock, any stock split or any similar transactions. From February 28, 2019, until the the Preferred Stock held by the U.S. Treasury has been completely redeemed or transferred to third parties, the Company may not declare or pay any dividend or make any distribution on any capital stock or other equity securities of the Company other than regular dividends on shares of the Preferred Stock in accordance with the terms thereof and which are permitted by the terms of the Preferred Stock, or dividends or distributions by any wholly-owned subsidiary of the Company. Further, during such period the Company may not redeem, purchase or acquire any shares of Common Stock or other capital stock or other equity securities of any kind of the Company, including any trust preferred securities, other than the Preferred Stock.

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

Deposit Insurance – Our deposit accounts are insured by the FDIC up to applicable limits by the DIF. The DIF was designated as an insurance fund pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”). FIRREA provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default. FIRREA provides that certain types of persons affiliated with financial institutions can be fined by the federal regulatory agency having jurisdiction over a depository institution with federal deposit insurance (such as the Bank) could be fined up to $1 million per day for each violation of certain regulations related (primarily) to lending to and transactions with executive officers, directors, and principal shareholders, including the interests of these individuals. Other violations may result in civil money penalties of $5 to $25 per day or in criminal fines and penalties. In addition, the FDIC has been granted enhanced authority to withdraw or to suspend deposit insurance in certain cases.

As an insurer, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises and regulates the operations of state-chartered banks that are not members of the Federal Reserve System. FDIC approval is required prior to any merger or consolidation involving state, nonmember banks, or the establishment or relocation of an office facility thereof. FDIC supervision and regulation is intended primarily for the protection of depositors and the FDIC insurance fund. The FDIC regularly examines state chartered banks like the Bank and in connection with its examinations may identify matters necessary to improve a bank’s operation in accordance with principles of safety and soundness. Any matters identified in such examinations are required to be appropriately addressed by the bank being examined and may include maintaining capital at levels above those required by federal statutory provisions to be considered well capitalized or not paying dividends without the prior approval of the FDIC.

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

Under the Dodd-Frank Act, the FDIC adopted regulations that base deposit insurance assessments on total assets less capital rather than deposit liabilities and include off-balance sheet liabilities of institutions and their affiliates in risk-based assessments.

The Dodd-Frank Act increased the basic limit on federal deposit insurance coverage from $100 to $250 per depositor. In addition, FDIC coverage of non-interest bearing deposit transaction accounts have unlimited FDIC insurance coverage until December 31, 2012. The Dodd-Frank Act also repealed the prohibition on paying interest on demand transaction accounts, but did not extend unlimited insurance protection for these accounts.

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

FDICIA & Prompt Corrective Action – The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), which was enacted on December 19, 1991, substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act (“FDIA”) and several other banking statutes. The additional supervisory powers and regulations mandated by FDICIA include a “prompt corrective action” program based upon five regulatory zones for banks, in which all banks are placed, largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s capital leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. Each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The FDIC has adopted regulations implementing the prompt corrective action provisions of the FDICIA, which place financial institutions in the following five categories based upon capital ratios: (i) a “well capitalized” institution if it has a total risk-based capital ratio of 10.0%, a Tier 1 risk-based ratio of at least 6% and a leverage ratio of at least 5% and is not subject to a written agreement, order or directive to maintain capital above a specified level; (ii) an “adequately capitalized” institution has a total risk-based capital ratio of at least 8%, a Tier 1 risk-based capital ratio of at least 4%, and a leverage ratio of 4%; (iii) an “undercapitalized” institution has a total risk-based capital ratio of under 8%, a Tier 1 risk-based capital ratio of under 4% or a leverage ratio of under 4%; (iv) a “significantly undercapitalized” institution has a total risk-based capital ratio of under 6%, a Tier 1 risk-based ratio of under 3% or a leverage ratio of under 3%; and (v) a “critically undercapitalized” institution has a leverage ratio of 2% or less.

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

Standards for Safety and Soundness – The FDIA requires the federal banking regulatory agencies to prescribe, by regulation, standards for all insured depository institutions relating to: (i) internal controls, information systems and internal audit systems; (ii) loan documentation; (iii) credit underwriting; (iv) interest rate risk exposure; (v) asset growth; and (vi) compensation, fees and benefits. The federal banking agencies have adopted regulations and Interagency Guidelines Prescribing Standards for Safety and Soundness (the “Guidelines”) to implement safety and soundness standards required by the FDIA. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The agencies also adopted asset quality and earnings standards which are part of the Guidelines. Under the regulations, if the FDIC determines that the Bank fails to meet any standards prescribed by the Guidelines, the agency may require the Bank to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the FDIA. The final regulations establish deadlines for the submission and review of such safety and soundness compliance plans.

Support of Subsidiary Institutions – Under the Dodd-Frank Act, and previously under FRS policy, the Company is required to act as a source of financial strength for the Bank, and to commit resources to support the Bank. This support can be required at times when it would not be in the best interest of the Company’s shareholders or creditors to provide it. In the unlikely event of our bankruptcy, any commitment by the Bank to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.

Capital Requirements – The FDIC’s minimum capital standards applicable to FDIC-regulated banks and savings banks require the most highly-rated institutions to meet a “Tier 1” leverage capital ratio of at least 3.0% of total assets. Tier 1 (or “core capital”) consists of common stockholders’ equity, noncumulative perpetual preferred stock, and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 100-200 basis points above the 3% minimum. The FDIC capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not highly rated or are anticipating or experiencing significant growth. The preferred stock that the Company sold to the U.S. Treasury in connection with the CPP qualifies as Tier 1 Capital as do the subordinated debentures the Company has previously issued, and, as described below, each will continue to qualify as Tier 1 capital following passage of the Dodd-Frank Act. Tier 2 capital is an amount equal to the sum of (i) the allowance for possible loan losses in an amount up to 1.25% of risk-weighted assets; (ii) cumulative perpetual preferred stock with an original maturity of 20 years or more and related surplus; (iii) hybrid capital instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) in an amount up to 50% of Tier 1 capital, eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus. The inclusion of the foregoing elements of Tier 2 capital is subject to certain requirements and limitations of the FDIC.

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

FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components of mandatory convertible securities, long-term subordinated debt, intermediate-term preferred stock and allowance for possible loan losses. Allowance for possible loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital. The FDIC includes in its evaluation of a bank’s capital adequacy an assessment of risk-based capital focusing principally on broad categories of credit risk. No measurement framework for assessing the level of a bank’s interest rate risk exposure has been codified but, effective board and senior management oversight of the banks tolerance for interest rate risk is required.

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

In addition, the FRS has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide that a minimum ratio of Tier 1 capital to average assets, less goodwill and other specified intangible assets, of at least 4% should be maintained for most bank holding companies. For a bank holding company to be considered “well capitalized,” it must maintain a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and not be subject to a written agreement, order or directive to maintain capital above a specified level. The guidelines also provide that bank holding companies experiencing high internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the FRS has indicated that it will consider a bank holding company’s Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

In late 2010, the Basel Committee on Banking Supervision issued Basel III, a new capital framework for banks and bank holding companies. Basel III imposes a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. At this time, we do not know whether Basel III, as implemented in the United States, will be applicable to the Company and the Bank. The FRS has recently adopted regulations applicable to bank holding companies with assets over $50 billion that require such holding companies to develop and submit to the FRS annually capital plans demonstrating the company’s ability to meet, under various stressed economic conditions and over a nine-quarter planning horizon, the above-described minimum leverage capital, Tier 1 risk-based capital and total risk-based capital requirements, as well as a minimum Tier 1 common capital ratio (Tier 1 risk-based capital less preferred stock and trust preferred securities) of at least 5%. Although these regulations are not applicable to us, it is possible that similar requirements may be imposed on smaller bank holding companies like us through the regulatory examination process. Failure to meet statutorily mandated capital guidelines or more restrictive ratios separately established for a financial institution could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive by the FDIC, the termination of deposit insurance by the FDIC, a prohibition on accepting or renewing brokered deposits, limitations on the rates of interest that the institution may pay on its deposits and other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, and for the most part will result in insured depository institutions and their holding companies being subject to more stringent capital requirements. Under the so-called “Collins Amendment” to the Dodd-Frank Act, federal regulators have established minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements require that a bank holding company maintain a Tier 1 risk-based capital ratio of not less than 6% and a total risk-based capital ratio of not less than 10%. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013. The Collins Amendment did not exclude preferred stock issued to the U.S. Treasury through the CPP from Tier 1 capital treatment. Accordingly, the Company’s subordinated debentures and preferred stock issued to the U.S. Treasury through the CPP should continue to qualify as Tier 1 capital.

The Consent Order required the Bank to achieve by December 31, 2011, and thereafter maintain, a Tier 1 leverage capital ratio of at least 8.5%, a Tier 1 risk-based capital ratio of at least 10.0% and a total risk-based capital ratio of at least 12.0%. Because the Bank’s capital levels at December 31, 2011 were below these levels, the Bank must increase its capital levels. The Bank believes that the pending sale of certain assets of the Bank’s Murfreesboro and Franklin, Tennessee branch locations will, if these transactions are consummated, improve the Bank’s capital levels. However, even after giving effect to these sales, the Bank’s capital levels are not expected to exceed those required to be maintained by the Consent Order. As a result, and because the Company does not have cash available to contribute to the Bank in an amount sufficient to enable the Bank to achieve the capital levels it committed to maintain in the Consent Order, the Company will have to seek additional alternatives beyond the branch sales (including the issuance of common stock) to raise capital in order to assist the Bank in meeting its obligations.

Restrictions on Transactions with Affiliates – Both the Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

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

Activities and Investments of Insured State-Chartered Banks – Section 24 of the FDIA, as amended by the FDICIA, generally limits the activities and equity investments of FDIC-insured, state-chartered banks to those that are permissible for national banks. Under regulations dealing with equity investments, an insured state bank generally may not directly or indirectly acquire or retain any equity investment of a type, or in an amount, that is not permissible for a national bank. An insured state bank is not prohibited from, among other things, (i) acquiring or retaining a majority interest in a subsidiary, (ii) investing as a limited partner in a partnership, the sole purpose of which is direct or indirect investment in the acquisition, rehabilitation or new construction of a qualified housing project, provided that such limited partnership investment may not exceed 2% of the bank’s total assets, (iii) acquiring up to 10% of the voting stock of a company that solely provides or reinsures directors’, trustees’ and officers’ liability insurance coverage or bankers’ blanket bond group insurance coverage for insured depository institutions, and (iv) acquiring or retaining the voting shares of a depository institution if certain requirements are met.

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

Loans-to-One-Borrower – The aggregate amount of loans that we are permitted to make under applicable regulations to any one borrower, including related entities, is the greater of 25% of unimpaired capital and surplus or $500. Based on the Bank’s capitalization of $31,988 at December 31, 2011, our loans-to-one borrower limit is approximately $7,997. Our house limit on loans-to-one borrower is equal to the loan to one borrower limit.

Federal Reserve System – In 1980 Congress enacted legislation which imposed Federal Reserve requirements (under “Regulation D”) on all depository institutions that maintain transaction accounts or non-personal time deposits. These reserves may be in the form of cash or non-interest-bearing deposits with the regional Federal Reserve Bank. NOW accounts and other types of accounts that permit payments or transfers to third parties fall within the definition of transaction accounts and are subject to Regulation D reserve requirements, as are any non-personal time deposits at a bank.

Community Reinvestment Act – The Company is also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate federal bank regulatory agency, in connection with its regular examination of a bank, to assess the bank’s record in meeting the credit needs of the community serviced by the bank, including low and moderate income neighborhoods. The regulatory agency’s assessment of the Company’s record is made available to the public. Further, such assessment is required of any bank which has applied, among other things, to establish a new branch office that will accept deposits, relocate an existing office or merge or consolidate with, or acquire the assets or assume the liabilities of, a federally regulated financial institution. As a component of its Community Reinvestment Act outreach, the Company has instituted an affordable home loan program for first-time home buyers and low to moderate income borrowers.

Interstate Banking – The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”), which was enacted on September 29, 1994, among other things and subject to certain conditions and exceptions, (i) permits bank holding company acquisitions of banks of a minimum age of up to five years as established by state law in any state, (ii) mergers of national and state banks after May 31, 1997 across state lines unless the home state of either bank has opted out of the interstate bank merger provision, (iii) branching de novo by national and state banks into others states if the state has elected this provision of the Interstate Act, and (iv) certain interstate bank agency activities after one year after enactment. Following the passage of the Dodd-Frank Act, national or state chartered banks are permitted to branch across state lines to the same extent as banks chartered in the state of the branch.

Gramm-Leach Bliley Act – The Gramm-Leach-Bliley Act of 1999 (the “Act”) represented a pivotal point in the history of financial services regulation in the United States. The Act removes large parts of a regulatory structure that had its roots in the 1930’s and creates new opportunities for banks, other depository institutions, insurance companies and securities firms to enter into combinations. The Act also provides new flexibility to design financial products and services that better serve the banking consumer. The Act, among other provisions, (i) substantially eliminates the prohibition under the BHC Act which existed previously on affiliations between banks and insurance companies; (ii) repeals Section 20 of the Glass-Steagall Act which prohibited banks from affiliating with securities firms; (iii) sets forth procedures for such affiliations; (iv) provides for the formation of financial holding companies; and (v) eliminates the blanket exclusion of banks from the definitions of the terms “broker” and “dealer” under the Exchange Act, while permitting banks to continue to conduct certain limited brokerage and dealer activities without registration under the Exchange Act as a broker-dealer.

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

The USA Patriot Act of 2001 – The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) was enacted in October 2001. The USA Patriot Act is intended to strengthen U.S. law enforcement’s and the intelligence communities’ ability to work cohesively to combat terrorism on a variety of fronts. The potential impact of the USA Patriot Act on financial institutions of all kinds is significant and wide ranging. The USA Patriot Act contains sweeping anti-money laundering and financial transparency laws and requires various regulations, including: (i) due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts or correspondent accounts for non-U.S. persons; (ii) standards for verifying customer identification at account opening; (iii) rules to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering; (iv) reports by non-financial trades and businesses filed with the U.S. Treasury’s Financial Crimes Enforcement Network for transactions exceeding $10; and (v) filing of suspicious activities reports involving securities by brokers and dealers if they believe a customer may be violating U.S. laws and regulations.

Proposed Legislation and Regulatory Action – New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which the Company may be affected by any new regulation or statute. With the enactments of EESA, ARRA and the Dodd-Frank Act, and the significant amount of rulemaking mandated by the Dodd-Frank Act, the nature and extent of future legislative and regulatory changes affecting financial institutions is very unpredictable at this time.

Effect of Governmental Monetary Policies – The Company’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through the Federal Reserve’s statutory power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve, through its monetary and fiscal policies, affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. The Company cannot predict the nature or impact of future changes in monetary and fiscal policies.

Change in Control Restrictions

Statutory Provisions

The Change in Bank Control Act requires the written consent of the FDIC be obtained prior to any person or company acquiring “control” of a state-chartered bank. Tennessee law also requires the prior written consent of the Department to acquire control of a Tennessee-chartered bank. Upon acquiring control, a company will be deemed to be a bank holding company and must register with the FRB. Conclusive control is presumed to exist if, among other things, an individual or company acquires more than 25% of any class of voting stock of a bank. Rebuttable control is presumed to exist if, among other things, a person acquires more than 10% of any class of voting stock and the issuer’s securities are registered under Section 12 of the Exchange Act (the common stock is not expected to be so registered) or the person would be the single largest stockholder. Restrictions applicable to the operations of a bank holding company and conditions that may be imposed by the FRB in connection with its approval of a company to become a bank holding company may deter companies from seeking to obtain control of the Bank.

Other

While not directly restricting efforts to acquire control of the Company, certain other characteristics of our organization may discourage attempts to acquire control of the Company. The Company’s Charter provides that approximately one-third of its Directors are elected each year (see “Management – Classification of Directors”), thereby making it more difficult for a potential acquirer of control of the Company to replace the members of the Board of Directors than it would be if directors were elected at more frequent intervals or if a greater percentage of directors were elected at any one time.

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

Capital Adequacy

See Supervision and Regulation – Capital Requirements for a discussion of bank regulatory agencies’ capital adequacy requirements.

ITEM 1A.	RISK FACTORS

Negative developments in the U.S. and local economy and in local real estate markets have adversely impacted our operations and results and may continue to adversely impact our results in the future.

Economic conditions in the markets in which we operate deteriorated significantly between early 2008 and the middle of 2010 and remained sluggish into 2011. As a result, we incurred significant losses in 2009, 2010 and 2011. These losses resulted primarily from provisions for loan losses and other real estate expenses related to declining collateral values in our construction and development loan portfolio and increased costs associated with our portfolio of other real estate owned. We believe that we will continue to experience a challenging economic environment in 2012, and we expect that our results of operations will continue to be negatively impacted in 2012 by higher than normal provisioning expense and increased other real estate costs, in which case we could continue to experience significant losses and write-downs of assets, as well as capital and liquidity constraints.

We are geographically concentrated in the Middle Tennessee area and changes in local economic conditions could impact our profitability.

Our primary market area consists of Maury County, Tennessee. We also have operations in Rutherford and Williamson Counties in Tennessee, although upon consummation of the pending sales of two of our branches in these counties, our presence in those markets will be significantly reduced, if not completely eliminated. In late 2007, we acquired First National with two branches in Hickman County, Tennessee. Substantially all of our loan customers and most of our deposit and other customers live or have operations in this same geographic area. Accordingly, our success has significantly depended upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area and the stability of the housing market, and our profitability is impacted by the changes in general economic conditions in this market.

With the sale of our branch locations in Murfreesboro and Franklin, Tennessee, our results of operations will be more dependent on the economic climate in our primary market, Maury County, in 2012 and thereafter. Economic conditions in the Maury County market weakened in 2009 and continued to be challenging in 2010 and 2011, negatively affecting our operations, particularly the real estate construction and development segment of our portfolio. Unemployment rose significantly in the Maury County market in 2009 from 2008 levels and remained at elevated levels throughout 2010 and 2011.

We cannot assure you that economic conditions in the Maury and Hickman County markets will improve in 2012 or thereafter, and continued weak economic conditions in those markets could cause us to suffer additional losses, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.

Our loan portfolio includes a significant amount of real estate loans, including construction and development loans, which loans have a greater credit risk than residential mortgage loans.

As of December 31, 2012, approximately 87.9% of our loans held for investment were secured by real estate. Of this amount, approximately 45.5% were commercial real estate loans, 36.3% were residential real estate loans, 16.0% were construction and development loans and 2.2% were other real estate loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the markets we serve or in the State of Tennessee, like those we experienced in 2008, 2009, 2010 and 2011, have adversely affected, and could continue to adversely affect, the value of our assets, our revenues, results of operations and financial condition. In addition, construction and development lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Consequently, the credit quality of many of these loans has deteriorated as a result of the current adverse conditions in the real estate market. Over the last three years, the number of newly constructed homes or lots sold in our market areas continued to decline, negatively affecting collateral values and contributing to increased provision and other real estate expense and higher levels of non-performing assets. A continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. These adverse economic and real estate market conditions may lead to further increases in non-performing loans and other real estate owned, increased losses and expenses from the management and disposition of non-performing assets, increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and workout of loans, all of which would negatively impact our financial condition and results of operations.

The Consent Order that the Bank has entered into, and the Bank’s current condition, may negatively impact the Bank’s and the Company’s operations, liquidity and capital resources.

During the third quarter of 2011, the Bank entered into the Consent Order. As described above, the terms of the Consent Order require that the Bank, among other things, (i) increase its regulatory capital; (ii) improve the management and oversight of the Bank; (iii) institute a plan for the reduction of charge-offs and classified assets; (iv) restrict its advances to certain classified borrowers; and (v) implement a plan for the reduction of certain loan concentrations. Because the Consent Order constitutes a formal enforcement action requiring the Bank to maintain specified capital levels above those required to be “well-capitalized” under the prompt corrective action provisions of the FDICIA, the Bank is subject to additional limitations on its operations including its ability to pay interest on deposits above certain national rate caps and its ability to accept, rollover or renew brokered deposits, which could adversely affect the Bank’s liquidity and/or operating results. Limits on the Bank’s ability to accept, renew or rollover brokered deposits could also cause funding constraints that could limit the Bank’s ability to grow its asset base. If the Bank fails to comply with the requirements of the Consent Order, it may be subject to further regulatory action. The FDIC and the Department each has broad authority to take additional actions against the Bank, including assessing civil fines and penalties, issuing additional consent or cease and desist orders and removing officers and directors.

The Bank is also limited in its ability to pay severance payments to its employees and must receive the consent of the FDIC and Department to appoint new executive officers or directors. These restrictions may make it more difficult to retain or hire additional qualified employees.

The Bank’s capital levels are below those levels that the Bank committed to maintain in the Consent Order.

The terms of the Consent Order require that the Bank achieve by December 31, 2011, and thereafter maintain, a ratio of Tier 1 capital to average assets of at least 8.5%; a ratio of Tier 1 capital to risk-weighted assets of at least 10%; and a ratio of total capital to risk-weighted assets of at least 12%. At December 31, 2011, none of the Bank’s capital levels exceeded the minimum amounts that it had committed to achieve in the Consent Order. The amount of the capital shortfall at December 31, 2011 was approximately $22,413. While the sale of the Bank’s Murfreesboro and Franklin, Tennessee branch locations is expected to increase the Bank’s capital levels, it is unlikely that those transactions will result in the Bank’s capital levels meeting or exceeding those that the Bank is required to maintain under the Consent Order. The Company does not have sufficient capital available to contribute to the Bank to aid the Bank in meeting its commitments (even after giving effect to the impact of the sale of the branch locations), and, accordingly, is currently considering the options available to it to increase capital levels at the Bank, including through the sale of common or preferred stock of the Company or the sale of other assets, or alternatively the sale of the Company. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company.

If we are unable to consummate the pending sales of our Murfreesboro, Tennessee and Franklin, Tennessee branch locations, the expected increase in our capital levels will not be realized and our results of operations could be negatively impacted.

The sale of our Murfreesboro, Tennessee and Franklin, Tennessee branch locations are both conditioned on the satisfaction of customary conditions to closing, including receipt of required regulatory approvals. While the Bank and Southern Community have received the requisite regulatory approvals necessary to consummate the sale of the Murfreesboro, Tennessee branch location, the approvals required for the Franklin, Tennessee branch sale have not yet been received. If the FDIC and the Department do not approve this transaction, including as a result of the regulators’ concerns regarding the Bank or CapStar Bank, then the transaction will not be consummated. If one or both of these transactions are not consummated, it is possible that customers of these branches, or other customers of the Bank, may cease to do business with the Bank, which could negatively affect the Bank’s operations. Furthermore, if one or both of these transactions are not consummated, employees of those branch locations may terminate their employment relationships with the Bank which could negatively impact our ability to retain existing customers of those branch locations. We believe that the sale of these branch locations will improve the Bank’s capital levels; accordingly, if these transactions are not consummated the expected improvement in the Bank’s capital levels will not be achieved and the amount of capital that the Bank must raise in order to meet the capital maintenance requirements of the Consent Order will increase.

As the Bank’s capital levels decline, the amounts that it can lend any one borrower are reduced.

At December 31, 2011, the Bank’s legal lending limit under applicable regulations (based upon the maximum legal lending limits of 25% of capital and surplus) was $7,683. As the Bank’s capital levels have declined, its legal lending limit has been reduced. If the legal lending limit is reduced below the level of credit, including lines of credit, that the Bank has extended to a borrower, it can no longer renew or continue undrawn credit lines or make additional loans or advances to its largest borrower relationships, and its ability to renew outstanding loans to such customers is extremely limited. Additionally, if the Bank seeks to reduce the amount of credit that it has extended to a particular borrower because of a reduction in its legal lending limit, the borrower may decide to move its loan relationships to another financial institution with legal lending limits high enough to accommodate the borrower’s relationships. A loss of loan customers as a result of being subject to lower lending limits, could negatively impact the Bank’s liquidity and results of operations.

We could sustain additional losses if our asset quality continues to deteriorate.

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

We, and the Bank, are required to maintain certain capital levels established by banking regulations or specified by bank regulators, including those capital maintenance standards imposed on us as a result of the Dodd-Frank Act, and we are required to serve as a source of financial strength to the Bank. In addition to the minimum capital levels that we and the Bank are required to maintain under federal banking regulations, the Bank has entered into the Consent Order which requires the Bank to achieve by December 31, 2011, and thereafter maintain, a ratio of Tier 1 capital to average asset of at least 8.50%; a ratio of Tier 1 capital to risk-weighted assets of at least 10%; and a ratio of total capital to risk-weighted assets of at least 12%, which the Bank failed to achieve at December 31, 2011. The Company, separate from the Bank is regulated by the Federal Reserve Bank (“FRB”). The Company has an informal agreement with the FRB prohibiting the Company from, among other things, paying interest on its subordinated debentures and dividends on its common and Preferred Stock without the prior approval of the FRB. The informal agreement does not establish any specific capital ratios that must be attained by the Company. During the fourth quarter of 2011, the Company was informed that the FRB would be proposing a formal agreement following an offsite examination of the Company that was completed during the third quarter of 2011. Management has not yet been informed as to the provisions of that expected agreement but we expect that it will require the Company to achieve, and thereafter maintain, capital levels in excess of those required to be considered well capitalized. We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Our, and the Bank’s, ability to maintain capital levels at or above those required by federal banking regulations, or the Consent Order, as well as adequate sources of funding and liquidity could be impacted by changes in the capital markets in which we operate and deteriorating economic and market conditions. In addition, we have from time to time supported our capital position with the issuance of trust preferred securities. The trust preferred market has deteriorated significantly since the second half of 2007 and following the passage of the Dodd-Frank Act we will no longer be able to count trust preferred securities issued after its passage as Tier 1 capital, if our total assets exceed $500 million.

Failure by the Bank to meet applicable capital guidelines or commitments, like those the Bank has made in the Consent Order, or to satisfy certain other regulatory requirements could subject the Bank to a variety of enforcement remedies available to the federal and state regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC.

We have increased levels of other real estate, primarily as a result of foreclosures, and we anticipate higher levels of foreclosed real estate expense.

As we have begun to resolve non-performing real estate loans, we have increased the level of foreclosed properties, primarily those acquired from builders and from residential land developers.

Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments owed on new appraisal values and gains or losses on disposition. These charges will increase as levels of other real estate increase, and also as local real estate values decline, negatively affecting our results of operations.

If we are unable to redeem the remaining outstanding shares of the Preferred Stock held by the U.S. Treasury prior to February 27, 2014, the dividend rate payable by us on those shares increases to 9% per annum.

The dividend rate on our Series A Preferred Stock is currently 5% per annum and will remain 5% per annum until the five year anniversary of the issuance date of those shares. Thereafter, the dividend rate increases to 9% per annum. The dividend rate on our Series B Preferred Stock is 9% per annum. While we are seeking to redeem our outstanding Preferred Stock prior to the dividend rate increasing on the Series A Preferred Stock, we must receive the approval of the FRB in order to do so. If we are unable to redeem the Series A Preferred Stock prior to the dividend rate increasing, including as a result of the FRB not granting us the necessary approval, our results of operations will be negatively impacted by the increased dividend rate. If we are required to sell additional shares of Common Stock to raise additional equity capital in connection with the redemption of the outstanding shares of our Series A Preferred Stock or Series B Preferred Stock, we will likely have to sell these shares of Common Stock at prices below the then current market price of those shares, diluting the ownership interest of our then common shareholders.

We have informally committed to the FRB that, among other things, we will obtain its prior approval prior to paying dividends on our capital stock or on our subordinated debentures.

We supported much of our historic growth, including as a result of our acquisition of First National, through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2011, we had issued trust preferred securities and accompanying junior subordinated debentures totaling $23 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures the Company issued to the trusts are senior to shares of our Common Stock and Preferred Stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our Preferred Stock, Common Stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our Common Stock and Preferred Stock. We have the right to defer distributions on these junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our Common Stock or Preferred Stock. As described above, we have informally committed to the FRB that we will not pay interest on the subordinated debentures without the prior approval of the FRB. In the first quarter of 2011, we sought approval to pay the quarterly interest payment due on March 15, 2011. The FRB denied our request and we have been unable to secure the approval of the FRB to pay the quarterly interest payments since. Accordingly, we were not permitted to make these payments and notified the trustee under the associated trust of our intent to defer the interest payments. Under the terms of the indentures pursuant to which these subordinated debentures were issued, we, and our subsidiaries, are prohibited from paying dividends on our Common Stock and Preferred Stock and from paying interest on any other series of subordinated debentures that rank equal, or junior to, these subordinated debentures until such time as we are current in the payment of interest on these subordinated debentures. Accordingly, until we are able to secure the approval of the FRB to again make quarterly interest payments on our subordinated debentures and bring those payments current, we will not be permitted to make such payments of interest or payments of dividends. Additionally, for so long as the Company is not current in the payment of interest on its subordinated debentures, its REIT subsidiary, Community First Properties, Inc., is also prohibited from paying dividends on its issued and outstanding preferred stock or common stock.

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

We rely on dividends from the Bank as our primary source of funds, and the Bank relies on customer deposits and loan repayments as its primary source of funds. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, and general economic conditions. Historically, we have relied to a significant degree on national time deposits and brokered deposits, which may be more volatile and expensive than local time deposits. Throughout 2010 and 2011 we have reduced our reliance on these types of deposits, but these deposits remain a material portion of our total deposits. At December 31, 2011, brokered deposits represented 4.5% of our total deposits. As a result of entering into the Consent Order, the Bank is no longer considered well capitalized and accordingly, the Bank must receive the consent of the FDIC in order to accept, renew or rollover brokered deposits. While we believe that our stable core deposit base and secondary sources of liquidity, including Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks, are currently adequate for our liquidity needs, there can be no assurance they will be sufficient to meet future liquidity demands, particularly as our brokered deposits continue to mature.

We rely on dividends from our bank subsidiary as our primary source of liquidity and payment of these dividends is limited under Tennessee law.

Under Tennessee law, the amount of dividends that may be declared by the Bank in a year without approval of the Commissioner of the Department is limited to net income for that year combined with retained net income for the two preceding years. In addition, the FDIC and the Department have broad discretion to impose limitations on the Bank’s ability to pay dividends to us and as described above, the terms of the Consent Order prohibit the Bank from paying dividends without the prior approval of the FDIC and the Department. In addition, because of the losses incurred by the Bank in 2009, 2010 and 2011, the Bank may not pay dividends to us without prior approval by the Commissioner of the Department. As a result of the restriction on the Bank’s ability to pay dividends to us and the terms of the informal commitment the Company has made to the FRB not to pay interest or dividends without the FRB’s prior approval, we have deferred the interest and dividend payments on our trust preferred securities and Preferred Stock beginning in the first quarter and second quarter of 2011, respectively.

Although we have initiated efforts to reduce our reliance on noncore funding, this type of funding still represents a large component of our funding base, and as a result of the Bank’s entry into the Consent Order, the Bank may not accept, renew or rollover brokered deposits without the prior approval of the FDIC.

In addition to the traditional core deposits, such as demand deposit accounts, interest checking, money market savings and certificates of deposits, we have historically utilized several noncore funding sources, such as brokered certificates of deposit, Federal Home Loan Bank of Cincinnati advances, Federal funds purchased and other sources. We utilized these noncore funding sources to fund the ongoing operations and growth of the Bank. Our ability to utilize brokered deposits is specifically limited by the Bank’s entering into the Consent Order and as our existing brokered deposits mature we will not be able to replace those deposits or fund the payment of those deposits with new brokered deposits. Although we believe that our available cash and other liquid assets, including our available for sale investment securities and loan repayments, and our secondary sources of liquidity will provide sufficient liquidity to meet these demands, we can provide no assurance that these sources of liquidity will be adequate. The availability of these noncore funding sources are subject to broad economic conditions and to investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. We have somewhat similar risks to the extent that core deposits exceed the amount of deposit insurance coverage available.

Implementation of the various provisions of the Dodd-Frank Act may increase our operating costs or otherwise have a material effect on our business, financial condition or results of operations.

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

Certain provisions of the legislation are not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (like the Bank) are exempt from certain provisions of the legislation. Although certain regulations implementing portions of the Dodd-Frank Act have been promulgated, we are still unable to predict how this significant new legislation may be interpreted and enforced or how implementing regulations and supervisory policies may affect us. There can be no assurance that these or future reforms will not significantly increase our compliance or operating costs or otherwise have a significant impact on our business, financial condition and results of operations.

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

Because of significant competitive deposit pricing pressures in our market and the negative impact of these pressures on our cost of funds, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the FRS’s federal funds rate (which is at an extremely low rate as a result of current economic conditions), our net interest margin continues to be negatively impacted. Because of these competitive pressures, we have been unable to lower the rate that we pay on interest-bearing liabilities to the same extent and as quickly as the yields we charge on interest-earning assets. Additionally, the amount of nonaccrual loans and other real estate owned has been and may continue to be elevated. As a result, our net interest margin, and consequently our profitability, have been, and may continue to be, negatively impacted.

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

The Company is a bank holding company regulated by the FRS. The Bank is a state chartered bank and comes under the supervision of the Commissioner of the Department and the FDIC. The Bank is also governed by the laws of the state of Tennessee and federal banking laws under the FDICA, the FDICIA and the Federal Reserve Act. The Bank is also regulated by other agencies including, but not limited to, the Internal Revenue Service, OSHA, and the Department of Labor. These and other regulatory agencies impose certain regulations and restrictions on the Bank, including:

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

As long as the Preferred Stock is outstanding, no dividends may be paid on our Common Stock unless all dividends on the Preferred Stock have been paid in full. The dividends declared on the Preferred Stock along with the accretion of the discount upon issuance, will reduce the net income available to common shareholders and our earnings per share of Common Stock. Holders of the Preferred Stock that we have issued to the U.S. Treasury have rights that are senior to those of the holders of our Common Stock.

The Preferred Stock that we have issued to the U.S. Treasury is senior to our Common Stock and holders of the Preferred Stock have certain rights and preferences that are senior to those of the holders of our Common Stock.

The Preferred Stock ranks senior to our Common Stock and all other equity securities of ours designated as ranking junior to these shares. So long as any of these shares remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full on the Preferred Stock, no dividend whatsoever shall be paid or declared on our Common Stock or other junior stock, other than, during the first ten years after issuance of the Preferred Stock, a dividend payable solely in shares of our Common Stock. Furthermore, the Preferred Stock is entitled to a liquidation preference over our Common Stock in the event of our liquidation, dissolution or winding up.

Holders of the Preferred Stock that we have issued to the U.S. Treasury may, under certain circumstances, have the right to elect two directors to our Board of Directors.

As described above, we have informally committed to the FRB that we will not pay dividends on our Common Stock or Preferred Stock without the FRB’s prior approval. We also are prohibited from paying dividends on our Common Stock and Preferred Stock at times when we are not current on the payment of interest on our subordinated debentures. Beginning in May 2011, we have deferred the dividend payments due on our Preferred Stock for the last three quarterly dividend periods. In the event that we fail to pay dividends on the Preferred Stock for an aggregate of six quarterly dividend periods or more (whether or not consecutive), the authorized number of directors then constituting our Board of Directors will be increased by two. Holders of the series of the Preferred Stock for which we have failed to pay dividends, together with the holders of any outstanding parity stock with like voting rights, including in the case of the Series A Preferred Stock and the Series B Preferred Stock, voting as a single class, will be entitled to elect the two additional directors to our board, referred to as the preferred stock directors, at the next annual meeting (or at a special meeting called for the purpose of electing the preferred stock directors prior to the next annual meeting) and at each subsequent annual meeting until all accrued and unpaid dividends on the Preferred Stock for all past dividend periods have been paid in full.

We are dependent on our information technology and telecommunications systems and third-party servicers, and systems failures, interruptions or breaches of security could have an adverse effect on our financial condition and results of operations.

Our operations rely on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify these systems as circumstances warrant, the security of our computer systems, software and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact.

We outsource many of our major systems, such as data processing, loan servicing and deposit processing systems. The failure of these systems, or the termination of a third-party software license or service agreement on which any of these systems is based, could interrupt our operations. Because our information technology and telecommunications systems interface with and depend on third-party systems, we could experience service denials if demand for such services exceeds capacity or such third-party systems fail or experience interruptions. If sustained or repeated, a system failure or service denial could result in a deterioration of our ability to process new and renewal loans, gather deposits and provide customer service, compromise our ability to operate effectively, damage our reputation, result in a loss of customer business and/or subject us to additional regulatory scrutiny and possible financial liability, any of which could have a material adverse effect on our financial condition and results of operations.

In addition, we provide our customers the ability to bank remotely, including online over the Internet. The secure transmission of confidential information is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.

We are subject to certain litigation, and our expenses related to this litigation may adversely affect our results.

We are from time to time subject to certain litigation in the ordinary course of our business. These claims and legal actions, including supervisory actions by our regulators, could involve large monetary claims and significant defense costs. The outcome of these cases is uncertain. However, during the current credit crisis, we have seen both the number of cases and our expenses related to those cases increase. Substantial legal liability or significant regulatory action against us could have material adverse financial effects or cause significant reputational harm to us, which in turn could seriously harm our business prospects.

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

The Bank operates a branch office at 9045 Carothers Parkway, Franklin, Tennessee in Williamson county. The Bank owns the building and the property. However, the building and property will be acquired by Capstar upon completion of the branch sale.

The Bank operates a branch office at 1950 Old Fort Parkway, Murfreesboro, Tennessee in Rutherford county. The Bank currently leases the building and property at this location pursuant to the terms of a lease that expires on September 30, 2012. However, the lease will be assumed by Southern Community upon completion of the branch sale.

The Bank operates a branch office at Neely’s Mill, 1412 Trotwood Avenue, Columbia, Tennessee. The Bank owns the building and leases the property.

The Bank operates a branch office at 4809 Columbia Pike, Thompson Station, Tennessee. The Bank owns the building and leases the property.

At December 31, 2011, the cost of office properties and equipment (less allowances for depreciation and amortization) owned by us was $9,277.

ITEM 3.	LEGAL PROCEEDINGS

The Company and the Bank are party to certain routine claims and litigation that is incidental to the business and occurs in the normal course of operations. In the opinion of management, none of these matters, when resolved, will have a material effect on the financial position of the Company, the Bank or their respective future operations.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No public market exists for the Company’s Common Stock, and there can be no assurance that a public trading market for the Company’s Common Stock will develop. As of March 30, 2012 there were 2,178 holders of record of the Company’s Common Stock and 3,273,915 shares outstanding, excluding vested options. As of March 30, 2012, there were 119,550 vested options outstanding to purchase shares of Common Stock.

While there is no public market for the Company’s Common Stock, the most recent trade of the Company’s Common Stock known to the Company occurred on February 15, 2012 at a price of $7.00 per share. These sales are isolated transactions and, given the small volume of trading in the Company’s Common Stock, may not be indicative of its present value. Below is a table which sets forth Company’s high and low prices of which the Company is aware for the relevant quarters during the three fiscal years ended December 31:

2011	High	Low
First quarter	$9.00	$8.50
Second quarter	$8.50	$8.50
Third quarter	$8.50	$8.50
Fourth quarter	$8.50	$8.50

2010	High	Low
First quarter	$12.00	$10.00
Second quarter	$10.00	$10.00
Third quarter	$10.14	$9.00
Fourth quarter	$10.00	$9.00

2009	High	Low
First quarter	$20.00	$20.00
Second quarter	$20.00	$15.00
Third quarter	$15.00	$15.00
Fourth quarter	$15.00	$12.00

Historically, the principal sources of cash revenue for the Company were dividends paid to it by the Bank. There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities. Further, the dividend policy of the Bank is subject to the discretion of the Board of Directors of the Bank and will depend upon such factors as future earnings, financial conditions, cash needs, capital adequacy and general business conditions. The Company paid no dividends to common shareholders in 2011 or 2010, $121 in cash dividends and $314 in stock dividends to shareholders in the second quarter of 2009. Tennessee law provides that without the approval of the Commissioner of the Department dividends may be paid by the Bank in an amount equal to net income in the calendar year the dividend is declared plus retained earnings for the prior two years. This means that because of the losses we incurred in 2010 and 2009, the Bank cannot pay to us dividends in 2012 without the prior approval of the Commissioner of the Department. Tennessee laws regulating banks require certain charges against and transfers from an institution’s undivided profits account before undivided profits can be made available for the payment of dividends. In addition to these general restrictions applicable to Tennessee state-chartered banks, the terms of the Consent Order prohibit the Bank from paying dividends to us without the prior approval of the Department and the FDIC.

In addition to the limitations on the Company’s ability to pay dividends under Tennessee law, the Company’s ability to pay dividends on its Common Stock is also limited by the Company’s participation in the CPP and by the terms of the indentures pursuant to which its subordinated debentures have been issued.

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

The following selected financial data for the five years ended December 31, 2011, was derived from our consolidated financial statements and the related notes thereto. This data should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2011	2010	2009	2008	2007(1)
INCOME STATEMENT DATA:
Interest income	$28,686	$32,925	$35,258	$38,251	$35,369
Interest expense	9,088	11,921	17,524	20,976	20,606
Net interest income	19,598	21,004	17,734	17,275	14,763
Provision for loan losses	13,029	14,434	10,921	5,528	1,259
Noninterest income	3,353	4,663	5,316	4,503	3,697
Noninterest expense	26,529	27,808	23,079	19,023	13,997
Net income (loss)	(15,052)	(18,206)	(9,572)	(1,290)	2,380
Net income(loss) allocated to common shareholders	(16,197)	(19,341)	(10,519)	(1,290)	2,380

BALANCE SHEET DATA:
Total assets	$616,773	$667,380	$701,191	$715,326	$636,062
Total securities	63,660	63,482	75,972	76,497	80,933
Total loans, net	361,650	488,807	527,406	561,132	484,522
Allowance for loan losses	(19,546)	(18,167)	(13,347)	(8,981)	(6,086)
Total deposits	555,037	595,069	606,196	599,318	559,303
FHLB advances	16,000	16,000	17,000	32,000	11,000
Subordinated debentures	23,000	23,000	23,000	23,000	23,000
Total shareholders’ equity	9,575	22,761	43,645	36,035	37,173

PER COMMON SHARE DATA:
Earnings (loss) per share – basic	$(4.95)	$(5.91)	$(3.23)	$(0.40)	$0.75
Earnings (loss) per share – diluted	(4.95)	(5.91)	(3.23)	(0.40)	0.72
Cash dividend declared and paid	—	—	0.05	0.10	0.22
Book value	(2.66)	1.42	7.86	11.23	11.72

PERFORMANCE RATIOS:
Return on average assets	(2.35%)	(2.65%)	(1.33%)	(0.20%)	0.47%
Return on average equity	(83.21%)	(41.69%)	(19.96%)	(3.45%)	6.77%
Net interest margin (2)	3.20%	3.34%	2.68%	2.81%	3.14%

ASSET QUALITY RATIOS:
Nonperforming loans to total loans	10.96%	10.50%	5.39%	0.59%	0.56%
Net loan charge offs to average loans	2.17%	1.85%	1.17%	0.49%	0.04%
Allowance for loan losses to total loans	5.13%	3.58%	2.47%	1.58%	1.24%

CAPITAL RATIOS:
Leverage ratio (3)	1.61%	4.57%	7.26%	6.00%	6.76%
Tier 1 risk-based capital ratio	2.37%	6.30%	9.25%	6.72%	7.87%
Total risk-based capital ratio	4.85%	10.57%	12.06%	9.81%	10.97%

(1)	Includes the operations of First National from October 27, 2007, the date the Company acquired all of the outstanding common stock of that bank.
(2)	Net interest margin is the result of net interest income for the period divided by average interest earning assets.
(3)	Leverage ratio is defined as Tier 1 capital (pursuant to risk-based capital guidelines) as a percentage of adjusted average assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

(Dollars in thousands, except per share data)

The following is a discussion of our financial condition at December 31, 2011 and December 31, 2010, and our results of operations for the three year period ended December 31, 2011. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the annual audited consolidated financial statements. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere herein.

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

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	continuation of the historically low short-term interest rate environment;

•	rapid fluctuations or unanticipated changes in interest rates;

•	failure to maintain capital levels above levels required by federal banking regulations or commitments or agreements the Company or the Bank makes with its regulators;

•	any activity that would cause the Company to conclude that there was impairment of any asset, including other intangible assets;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of valuation allowances for probable loan losses and other estimates;

•	further deterioration in the valuation of other real estate owned;

•	changes in accounting policies, rules and practices;

•	the impact of governmental restrictions on entities participating in the CPP;

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other circumstances, many of which may be beyond our control.

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

The Bank commenced business on May 18, 1999, as a Tennessee-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation’s Deposit Insurance Fund. The Bank is regulated by the Tennessee Department of Financial Institutions (the “Department”) and the Federal Deposit Insurance Corporation (“FDIC”). This report has not been reviewed, or confirmed for accuracy or relevance, by the FDIC.

The Company conducts banking activities from a main office and three branch offices in Columbia, Tennessee, one branch office in Mount Pleasant, Tennessee, one branch office in Thompson’s Station, Tennessee, one branch office in Centerville, Tennessee, one branch office in Lyles, Tennessee, one branch office in Franklin, Tennessee, and one branch office in Murfreesboro, Tennessee. The Company also operates six automated teller machines (“ATMs”) in Maury County, two ATMs in Williamson County, one ATM in Rutherford County, and two ATMs in Hickman County, Tennessee.

On December 28, 2011, the Bank entered into a Purchase and Assumption Agreement with Southern Community Bank (“Southern Community”), pursuant to which the Bank agreed to sell certain of its loans and deposits of its Murfreesboro, Tennessee branch location to Southern Community. This transaction is expected to close on March 30, 2012. On February 9, 2012, the Bank entered into a Purchase and Assumption Agreement with CapStar Bank, pursuant to which the Bank agreed to sell certain of its loans and deposits of its Franklin, Tennessee branch location to CapStar Bank. This transaction is expected to close in the second quarter of 2012. Information regarding the pending sale of these branches is discussed in detail in Note 2 to the Financial Statements.

The Company’s and its subsidiaries’ principal business is to accept demand, savings and time deposits from the general public and to make residential mortgage, commercial, construction, and consumer loans. The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits, subordinated debentures, and other borrowings. The Company also generates noninterest income, including service charges on deposit accounts, mortgage lending income, investment service income, earnings on bank owned life insurance (“BOLI”), and other charges, and fees. The Company’s noninterest expense consists primarily of employee compensation and benefits, net occupancy and equipment expense, expenses associated with the Bank’s portfolio of other real estate owned and other operating expenses. The Company’s results of operations are significantly affected by its provision for loan losses and its provision for income taxes. The following discussion provides a summary of the Company’s operations for the past three years and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with the accounting principles generally accepted in the United States of America and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses, fair value of financial instruments, including securities and other real estate owned, other-than-temporary impairment of securities, goodwill and other intangibles, retirement plans and income taxes have been critical to the determination of our financial position, results of operations and cash flows.

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following loan portfolio segments have been identified with a discussion of the risk characteristics of these portfolio segments: real estate construction; 1-4 family residential; commercial real estate; other real estate secured; commercial, financial, and agricultural; consumer; tax exempt; and other loans.

Other Real Estate Owned: Real estate assets acquired through or instead of loan foreclosure are reported as other real estate owned and initially recorded at the lower of cost or fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Operating costs after acquisition are expensed.

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

ANALYSIS OF RESULTS OF OPERATION

The Company had a net loss of $15,052 for the year ended December 31, 2011, compared to the net loss of $18,206 for 2010. Net loss in 2009 was $9,572. Pretax loss increased from $16,575 in 2010 to $16,607 in 2011. Pretax loss in 2009 was $10,950. Non-interest expense decreased in 2011 compared to 2010 primarily due to a reduction in salaries and employee benefits. Total income tax benefit in 2011 was $1,555 compared to tax expense of $1,631 in 2010.

Net Interest Income

Net interest income represents the amount by which interest earned on various earning assets exceeds interest paid on deposits and other interest-bearing liabilities and is the most significant component of the Company’s earnings.

2011 compared to 2010

Net interest income before the provision for loan losses was $19,598 in 2011, a decrease of $1,406 or 6.7% from $21,004 in 2010. The decrease in net interest income is primarily due to a decrease in loan interest income. The decrease in interest income was somewhat offset by a decrease in interest expense. Loan interest income decreased by 12.5% while deposit interest expense decreased 28.0% during 2011.

Total interest income on loans was $26,308 in 2011, a decrease of $3,755 or 12.5% from $30,063 in 2010. The decrease was primarily due to the decrease in the average balance of loans during 2011 compared to 2010. The decrease was also impacted by continued high levels of nonaccrual loans in the portfolio. The decrease in average balance of loans reflects the reduction in loan demand that began during the second half of 2010 and continued throughout 2011. Management anticipates that the Bank’s market will continue to experience very weak loan demand during 2012, which together with the sale of certain loans originated at the Bank’s Murfreesboro and Franklin, Tennessee branch locations that the Bank is in the process of selling, will lead to further reductions in the average balance of loans during 2012.

Interest income on taxable securities was $1,598 in 2011, a decrease of $563 or 26.1% from $2,161 in 2010 despite higher average balances of investment securities in 2011. The decrease is primarily due to a decrease in the average rate earned on taxable securities during 2011 compared to 2010. The average rate earned on taxable securities during 2011 was 3.17% compared to 3.96% in 2010.

Interest income on tax exempt securities was $459, an increase of $45 or 10.9% from $414 in 2010. The increase in income is due to an increase in the average balance of tax exempt securities during 2011 compared to 2010, offset by a decrease in the average rate earned. The average rate earned on tax exempt securities was 3.44% in 2011 compared to 3.59% in 2010.

Overall yield on the Bank’s securities portfolio decreased during 2011, primarily due to the very low rates that are available for securities that meet the Bank’s investment quality requirements. During 2011, several of the Bank’s highest-yield securities were called, forcing the Bank to reinvest in new securities at lower rates. Management anticipates that this trend will continue, with rates available for new securities purchases continuing to be low in 2012, which will likely result in further reductions in the average rate earned on securities during 2012. This coupled with the declining loan balances in 2012 and the fact that investment securities we expected to constitute a larger percentage of interest earning assets in 2012 will cause downward pressure on the Company’s interest income in 2012.

Total interest income on federal funds sold and other was $321 in 2011, an increase of $34 or 11.8% from $287 in 2010. The increase is due to a significant increase in the average balance of federal funds sold and other during 2011 compared to 2010. The increase in average balance is primarily due to loan payoffs outpacing decreases in deposits, resulting in the Bank carrying cash balances larger than it typically would if market conditions provided stronger investment options. Management works to position the Bank’s cash into interest bearing facilities that will maximize the return while considering the Bank’s liquidity needs. The majority of the Bank’s cash is left on deposit with the Federal Reserve Bank, which earns interest at the Federal Funds rate, which was 0.25% during 2011. The Bank has also been able to utilize interest bearing money market accounts in other financial institutions to achieve a higher return, though deposits in other banks are limited by the Bank’s correspondent concentration policy.

Total interest expense was $9,088 in 2011, a decrease of $2,833 or 23.8% from $11,921 in 2010. The decrease was primarily due to the decrease in the average rate paid on deposits during 2011 compared to 2010.

Total interest expense on deposits was $7,082 in 2011, a decrease of $2,752 or 28.0% from $9,834 in 2010. The average rate paid on deposits was 1.34% in 2011 compared to 1.81% in 2010. The decrease in rate is due to continued decreases in market rates in the Bank’s market area. During 2010 and to a lesser extent in 2011, management was successful at reducing rates for various deposit products while growing the Bank’s core deposit base and reducing reliance on wholesale funding sources. This success was possible due to historically low rates combined with excess liquidity in the Bank’s market area. Management anticipates that rates will remain low throughout 2012, which should provide for additional opportunities to reprice longer-term deposits at lower market rates. We expect that this will allow for some modest reductions in deposit cost of funds during 2012, however changes in market conditions and other factors could prevent that from occurring. Management also anticipates further reduction in deposit cost of funds as a result of the branch divestitures. The two branches being held for sale are located in the portion of the Bank’s market area with the highest deposit rates.

Total interest expense on FHLB advances and federal funds purchased was $375 in 2011, a decrease of $81 or 17.8% from $456 in 2010. The decrease is due to the maturity of one FHLB advance during 2010 that was not renewed or replaced.

Other interest expense is comprised of interest paid on the Company’s subordinated debentures and repurchase agreement. The majority of the facilities in this category are at a fixed rate, which resulted in no change in other interest expense in 2011 from 2010.

Net interest margin was 3.20% in 2011, a decrease of 14 basis points (“bps”) from 3.34% in 2010. The decrease in net interest margin is primarily due to the decrease in the average balance of loans during 2011 and a decrease in the average rate earned on loans in the portfolio. The average rate earned on loans during 2011 was 5.41% compared to 5.69% in 2010. The decrease in loan interest income was somewhat offset by decreases in deposit interest expense. The average rate paid on deposit accounts was 1.34% in 2011 compared to 1.81% in 2010. Management anticipates that there will not be a significant fluctuation in net interest margin in 2012, unless market rates begin to increase, which would decrease net interest margin until market rates increase to the point that loans in the portfolio that are currently at their floor rate begin to increase. If the Bank encounters additional increases in nonaccrual loans or experiences larger than expected decreases in gross loans, net interest margin could be negatively impacted.

2010 compared to 2009

Net interest income before the provision for loan losses for 2010 increased $3,270, or 18.4%, to $21,004 compared to $17,734 in 2009. The increase was primarily due to decreases in the Bank’s cost of funds for deposit liabilities, partially offset by decreases in securities and loan interest income.

Net interest margin was 3.34% in 2010 compared to 2.68% in 2009 and 2.81% in 2008. The increase in net interest margin in 2010 was primarily due to the decrease in deposit interest expense.

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

Interest income on taxable securities was $2,161 in 2010, a decrease of $1,111 or 34.0% compared to $3,272 in 2009. The decrease is primarily due to the decrease in the average balance of taxable securities, which was $54,564 in 2010 compared to $70,975 in 2009. The decrease in interest income on taxable securities was further impacted by a decrease in the average rate earned for taxable securities, which was 3.96% in 2010 compared to 4.52% in 2009. The decrease in both average balance and average rate earned is due to the sale of particular securities from the portfolio in an effort to reduce the risk of extended repayment periods as a result of current market rates associated with mortgage backed securities. A portion of the proceeds from the sale were reinvested in tax exempt municipal securities and securities issued by U.S. Government sponsored entities (“GSE”). The replacement municipal and GSE securities bear a lower rate of interest than those that were sold due to the current market rates. The Bank recorded a gain on sale of securities of $522 in 2010 as a result of the transactions.

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

Interest expense on deposits was $9,834 in 2010, a decrease of $5,249 or 34.8% from $15,083 in 2009. The decrease in expense is primarily due to repricing of time deposits during 2010 at market rates that are lower than the rates paid for time deposits in 2009. The average cost of funds for interest bearing deposits in 2010 was 1.81% compared to 2.66% in 2009. The average cost of funds decreased for all categories of deposits, with the most significant decline being in other time deposits. The average cost of funds for other time deposits was 2.11% in 2010 compared to 3.15% in 2009.

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

Average Balance Sheets, Net Interest Income

Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and stockholders’ equity and an analysis of net interest income for each of the three years ended December 31, 2011.

	2011			2010			2009
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense
Gross loans (1 and 2)	$486,342	5.41%	$26,308	$528,584	5.69%	$30,063	$560,423	5.60%	$31,376
Taxable securities available for sale (3)	50,485	3.17%	1,598	54,564	3.96%	2,161	70,975	4.52%	3,272
Tax exempt securities available for sale (3)	13,355	3.44%	459	11,541	3.59%	414	8,383	3.75%	314
Federal funds sold and other	61,567	0.52%	321	34,222	0.84%	287	22,293	1.33%	296

Total interest earning assets	611,749	4.69%	28,686	628,911	5.24%	32,925	662,074	5.33%	35,258
Cash and due from banks	9,187			9,675			11,912
Other nonearning assets	37,743			61,589			54,513
Allowance for loan losses	(19,402)			(13,790)			(10,317)

Total assets	$639,277			$686,385			$718,182

Deposits:
NOW & money market investments	$136,539	0.79%	$1,076	$100,362	0.83%	$830	$83,763	0.93%	$776
Savings	19,643	0.15%	29	19,791	0.15%	30	19,273	0.20%	38
Time deposits $100 and over	164,122	1.65%	2,703	191,321	2.13%	4,066	194,102	2.96%	5,746
Other time deposits	208,817	1.57%	3,274	232,461	2.11%	4,908	270,554	3.15%	8,523

Total interest-bearing deposits	529,121	1.34%	7,082	543,935	1.81%	9,834	567,692	2.66%	15,083
Federal Home Loan Bank advances	16,000	2.34%	375	17,592	2.59%	456	22,471	3.11%	699
Subordinated debentures	23,000	6.08%	1,399	23,000	6.09%	1,400	23,000	6.38%	1,467
Repurchase agreements	7,000	3.31%	232	7,000	3.30%	231	7,000	3.30%	231
Federal funds purchased and other	16	0.00%	—	4	0.00%	—	1,752	2.51%	44

Total interest-bearing liabilities	575,137	1.58%	9,088	591,531	2.02%	11,921	621,915	2.82%	17,524
Noninterest-bearing liabilities	46,051			51,188			48,306

Total liabilities	621,188			642,719			670,221
Shareholders’ equity	18,089			43,666			47,961

Total liabilities and shareholders’ equity	$639,277			$686,385			$718,182

Net interest income			$19,598			$21,004			$17,734

Net interest margin (4)		3.20%			3.34%			2.68%

1	Interest income includes fees on loans of $468, $578, and $638 in 2011, 2010 and 2009.
2	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.
3	Amortization cost is included in the calculation of yields on securities available for sale.
4	Net interest income to average interest earning assets.

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

Analysis of Changes in Net Interest Income

	2011 to 2010			2010 to 2009
	Due to Volume (1)	Due to Rate (2) (3)	Total	Due to Volume (1)	Due to Rate (2) (3)	Total (3)
Interest Income:
Gross loans (a and b)	$(2,402)	$(1,353)	$(3,755)	$(1,783)	$470	$(1,313)
Taxable securities available for sale	(162)	(401)	(563)	(757)	(354)	(1,111)
Tax exempt securities available for sale	65	(20)	45	118	(18)	100
Federal funds sold and other	229	(195)	34	158	(167)	(9)

Total interest earning assets	(2,270)	(1,969)	(4,239)	(2,264)	(69)	(2,333)

Interest Expense:
Deposits:
NOW & money market	$299	$(53)	$246	$154	$(100)	$54
Savings	—	(1)	(1)	1	(9)	(8)
Time deposits $100 and over	(578)	(785)	(1,363)	(82)	(1,598)	(1,680)
Other time deposits	(500)	(1,134)	(1,634)	(1,201)	(2,414)	(3,615)

Total interest-bearing deposits	(779)	(1,973)	(2,752)	(1,128)	(4,121)	(5,249)

Federal Home Loan Bank advances	(41)	(40)	(81)	(152)	(91)	(243)
Subordinated debentures	—	(1)	(1)	—	(67)	(67)
Repurchase agreements	—	1	1	—	—	—
Federal funds sold and other	—	—	—	(44)	—	(44)

Total interest-bearing liabilities	(820)	(2,013)	(2,833)	(1,322)	(4,281)	(5,603)

Net interest income	$(1,450)	$44	$(1,406)	$(942)	$4,212	$3.270

(a)	Interest income includes fees on loans of $468, $578, and $638 in 2011, 2010 and 2009
(b)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.
(1)	Changes in volume multiplied by prior rate
(2)	Changes in rate multiplied by prior volume
(3)	Changes in rate multiplied by change in volume

Noninterest Income

The Company’s noninterest income consists of service charges on deposit accounts, mortgage banking activities, investment service income, earnings on bank owned life insurance policies (BOLI), and other noninterest income.

2011 compared to 2010

Total noninterest income was $3,353 in 2011, a decrease of $1,310 or 28.1% from $4,663 in 2010. The decrease in noninterest income is primarily due to reductions in gain on sale of securities available for sale, gain on sale of loans, and investment services income.

The Bank sold no securities during 2011 which resulted in no gains on sale. In 2010, the Bank sold a group of securities that resulted in a gain on sale of $522.

Gain on sale of loans was $548 in 2011, a reduction of $426 or 43.7% from $974 in 2010. Gain on sale of loans is comprised of two main components, secondary market sales of traditional single family mortgages, and sales of Small Business Administration (“SBA”) guaranteed commercial loans.

Income recognized from sale of traditional single family mortgages totaled $205 in 2011 compared to $967 in 2010. The reduction in income is due to a reduction in demand for refinance activity and continued low sales activity in the housing market. The decrease in mortgage activity was also impacted by a restructuring of the Bank’s mortgage banking operations that occurred in the first quarter of 2011. In prior years, mortgage banking activities have produced significant revenue for the Bank however; operations, additional regulatory requirements, and potential for recourse losses have prevented the Bank from operating the service line profitably. During the first quarter of 2011 the Bank partnered with a third-party mortgage originator to continue offering residential mortgage products to our customers while moving much of the overhead and a portion of the revenue to the third party. Due to this new partnership, the Bank believes it is relieved of significant regulatory reporting requirements and potential recourse losses. The restructuring of the product line also eliminated 5 full time employee positions at the Bank, resulting in significant cost savings. Management expects the reduction in revenue in future periods will be more than offset by the overhead cost savings allowing the product line to contribute to net income.

Income recognized from sale of SBA guaranteed loans totaled $343 in 2011, compared to $7 in 2010.

Investment services income was $226 in 2011 compared to $588 in 2010. The decrease is primarily due to a reduction in the size of the Bank’s investment services department from three agents to one.

Other service charges, commissions, and fees were $284 in 2011, an increase of $30 or 11.8% from $247 in 2010. The increase is primarily due to the Bank leasing previously unoccupied square footage in its branch location in Franklin, Tennessee. With the pending sale of our Franklin, Tennessee branch location, this leasing income is not expected to continue beginning in the second half of 2012.

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

Total gain on sale of loans was $974 in 2010 compared to $1,110 in 2009. The decrease is primarily due to lower demand for mortgage refinances in 2010 compared to 2009 and continued lower levels of activity in new home sales when compared to historic levels.

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

Other service charges, commissions, and fees were $247 in 2010, an increase of $27 or 12.3% from $220 in 2009. The increase in income was primarily due to a gain on sale of a Bank owned automobile during 2010. The recorded gain on sale was $25.

The table below shows noninterest income for each of the three years ended December 31:

	2011	2010	2009
Service charges on deposit accounts	$1,809	$1,844	$2,027
Gain on sale of loans	548	974	1,110
Net gains on sale of securities	—	522	1,135
Investment services income	226	588	274
Earnings on bank owned life insurance policies	297	313	345
ATM income	124	114	122
Other customer fees	65	61	83
Other service charges, commissions, and fees:
Safe deposit box rental	32	34	35
Other equity investment income	3	5	8
Other service charges, commissions, and fees	217	174	141
Check printer income	25	28	28
Credit life insurance commissions	7	6	8

Total noninterest income	$3,353	$4,663	$5,316

Noninterest Expense

Noninterest expense consists of salaries and employee benefits, net occupancy, furniture and equipment, data processing, advertising and public relations, other real estate owned expenses, regulatory and compliance expense, and other operating expenses.

2011 compared to 2010

Total noninterest expense was $26,529 in 2011, a decrease of $1,279 or 4.6% from $27,808 in 2010. The decrease is primarily due to decrease in goodwill impairment charges, salaries and employee benefits, advertising and public relations, loan expense, and other real estate expense offset by an increase in securities impairment losses, and losses on other repossessed assets.

In the third quarter of 2011, the Company experienced losses of $5,000 related to impairment of a trust preferred security held by the Bank and issued by Tennessee Commerce Statutory Trust, an affiliate of Tennessee Commerce Bancorp, Inc. On January 27, 2012, Tennessee Commerce Bancorp, Inc.’s bank subsidiary, Tennessee Commerce Bank, was placed into receivership by the Tennessee Department of Financial Institutions after Tennessee Commerce Bank’s capital deteriorated significantly in the third quarter of 2011. The Company does not anticipate that it will recover any of the Bank’s investment in the trust preferred security. As a result, the Company recorded an impairment charge of $5,000 during the third quarter of 2011, which represents the Company’s full investment in the trust preferred securities.

During 2010, the Company concluded that the carrying value of its goodwill was impaired and recognized a loss of $5,204, resulting in no goodwill being reported as of December 31, 2010. As a result, there were no additional goodwill impairment charges during 2011.

Losses on other repossessed assets totaled $1,025 in 2011, compared to $0 in 2010. The entire loss relates to assets acquired through one lending relationship. The repossessed assets consisted of shares of common stock in two separate bank holding companies. The balance reported at September 30, 2011 was based on an appraisal of each company as of that date. 2011 financial results for the subsidiary bank under each holding company were such that management concluded the value of the shares had declined to the point that the shares had no value as of December 31, 2011.

Management has been focused on reducing noninterest expenses wherever possible. Those efforts have resulted in reductions in several categories. The most significant decrease is in salaries and employee benefits, which totaled $8,353 in 2011, a decrease of $1,161 or 12.2% from $9,514 in 2010. The reduction in expense is primarily due to a reduction in workforce that occurred in the first quarter of 2011. The reduction in workforce affected approximately 10% of the Bank’s full time employees, with reductions affecting most departments, but most significantly impacting the mortgage banking department as discussed above. Management anticipates a gross annual savings of approximately $900 as a result of the reductions, with a portion of that savings being offset by regular salary increases for remaining employees. In addition to the reduction in workforce, reduced levels of mortgage loan production and investment services revenue resulted in lower commissions in 2011.

Advertising and public relations totaled $357 in 2011, a reduction of $287 or 44.6% from $644 in 2010. The reduction is due to management’s efforts to reduce noninterest expenses and reflect changes in the Bank’s marketing plan that have resulted in less expense during 2011.

Loan expense totaled $208 in 2011, a decrease of $261 or 55.7% from $469 in 2010. The decrease in loan expense is due to lower loan demand resulting in fewer loan origination expenses for the Bank.

Other real estate expense is composed of three types of charges: maintenance, marketing and selling costs; valuation adjustments based on new appraisals; and gains or losses on disposition. Other real estate expenses totaled $3,016 in 2011, a decrease of $242 or 7.4% from $3,258 in 2010. Maintenance, marketing, and selling costs totaled $996, valuation adjustments based on new appraisals totaled $1,578, and losses on sale of other real estate totaled $442 in 2011. The valuation adjustments relate to two specific high-value residential properties. Market values for homes in that segment of the real estate market have continued to experience significant declines in the Bank’s market area. Market values for homes at or below the median home price have begun to level off. The majority of the Bank’s residential other real estate is in this more stable category. Management currently does not expect significant amounts of additional adjustments based on new appraisals during 2012; however if market conditions and real estate values deteriorate further, additional losses could be incurred and those losses could be significant. The balance of other real estate owned, net of valuation allowance increased 87.1% to $22,055 at December 31, 2011 compared to $11,791 at December 31, 2010.

	December 31, 2011	December 31, 2010	December 31, 2009
Operating expenses, net of rental income	$996	$829	$430
Valuation adjustments	1,578	2,318	1,147
Other real estate owned valuation write-downs	442	111	239

Total other real estate expense	$3,016	$3,258	$1,816

Management anticipates continued high levels of other real estate in 2012, which could result in additional expense.

Audit, accounting and legal expense totaled $733 in 2011, an increase of $103 or 16.4% from $630 in 2010. The majority of the increase is related to legal fees incurred in connection with the Bank’s regulatory examinations and the negotiation of the Consent Order as well as disputes with former employees that have either been resolved of for which the Bank believes it has adequate insurance coverage.

In an effort to reduce noninterest expenses in 2012, the Company is considering revoking the REIT’s status. The Bank’s sole subsidiary is Community First Title, Inc., a Tennessee corporation (“Title”). CFBT Investments, Inc., a Nevada corporation (“Investments”), is a wholly-owned subsidiary of Community First Title, Inc., and is the parent of Community First Properties, Inc., a Maryland corporation, which was established as a real estate investment trust (the “REIT”) pursuant to Internal Revenue Service regulations. The Bank’s principal business is to accept demand and saving deposits from the general public and to make residential mortgage, commercial, and consumer loans. In an effort to reduce overhead expenses and due to the fact that the Company has maximized the tax benefit to be obtained from operating the REIT, management anticipates that the REIT will revoke its REIT status under the IRS rules and regulations prior to March 31, 2012. In addition, management anticipates that in connection with this process, it will dissolve and liquidate two of its subsidiaries, Title and Investments, and distribute those entities’ assets up to the Bank, making the REIT a direct subsidiary of the Bank. This restructuring of the Company’s subsidiaries is expected to be completed during the first quarter of 2012 and is expected to contribute approximately $70 in noninterest expense savings annually following this restructuring.

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

The Company performs an annual goodwill impairment assessment during the third quarter of each year, or more often if events warrant an interim assessment. The annual analysis performed in the third quarter of 2010 indicated that no impairment existed. Due to events in the fourth quarter of 2010, management determined that another analysis was warranted as of December 31, 2010. The analysis performed at year end indicated that goodwill impairment did exist, resulting in an impairment charge of $5,204.

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

The table below shows noninterest expense for each of the three years ended December 31:

	2011	2010	2009
Salaries and employee benefits	$8,353	$9,514	$9,274
Securities impairment losses	5,000	—	1,338
Goodwill impairment	—	5,204	—
Other real estate expense	3,016	3,258	1,816
Occupancy expense	1,543	1,500	1,513
Regulatory and compliance expense	1,390	1,491	1,728
Losses on other repossessed assets	1,025	—	—
Data processing	931	931	956
Furniture and equipment expense	737	916	1,039
Audit, accounting and legal	733	630	537
Operational expenses	706	788	881
ATM expense	580	541	523
Advertising and public relations	357	644	660
Postage and freight	345	351	331
Other insurance expense	274	186	169
Amortization of intangible asset	239	275	318
Director expense	228	213	221
Loan expense	208	469	232
Other employee expenses	139	254	245
Miscellaneous chargeoffs	—	31	194
Miscellaneous taxes and fees	54	104	137
Correspondent bank charges	50	44	112
Other	621	464	855

	$26,529	$27,808	$23,079

Provisions for Loan Losses

The Bank recorded provision for loan losses of $13,029 in 2011, a decrease of $1,405 or 9.7% from $14,434 in 2010. Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss, which management believes is representative of probable incurred loan losses. Other factors considered by management include the composition of the loan portfolio, economic conditions, results of regulatory examinations, reviews of updated real estate appraisals, and the creditworthiness of the Bank’s borrowers and other qualitative factors. The allowance for loan losses was 5.13% of gross loans (“AFLL Ratio”) at December 31, 2011 compared to 3.58% at December 31, 2010.

Nonperforming loans decreased from $53,233 at December 31, 2010 to $41,789 at December 31, 2011. The decrease in nonperforming loans is primarily due to foreclosure and charge-off activity during 2011. Management has been focused on reducing the Bank’s overall level of problem assets, particularly during the last half of 2011. Elimination of those problem assets often requires foreclosure of problem loans, resulting in some charge-off and the balance of the loan moving to other real estate owned. Once the Bank has control of the collateral, it is then able to liquidate the assets. This increased focus on eliminating problem assets contributed to the decrease in nonperforming loans and the increase in other real estate owned during 2011. The ratio of allowance to nonperforming loans was 46.77% at December 31, 2011, compared to 34.09% at December 31, 2010. The portion of the allowance attributable to impaired loans was $8,209 at December 31, 2011, an increase of $901 from December 31, 2010. Also included in impaired loans are relationships classified as troubled debt restructurings (“TDRs”) totaling $12,781. The increase in impaired loans was somewhat offset by loan charge offs during 2011. The amounts charged off during 2011 approximated the specific allocations for certain collateral dependent individual impaired loans.

The portion of the allowance attributable to historical and environmental factors has increased on an absolute basis and as a percentage of gross loans during 2011. Management’s evaluation of the allowance for loan losses, in addition to specific loan allocations, is based on volume of non-impaired loans and changes in credit quality and environmental factors. The balance of non-impaired loans decreased during 2011 due to the reduction in gross loans and the transfer of newly impaired relationships to the impaired loans component.

The total allowance for loan losses was $19,546 or 5.13% of gross loans at December 31, 2011 compared to $18,167 or 3.58% of gross loans at December 31, 2010. The increase is due to increases in the impaired loans component and a reduction in gross loans. Management considers the increase in the AFLL ratio to be directionally consistent with changes in risks associated with the loan portfolio as measured by various metrics.

The table below illustrates changes in the AFLL ratio over the past five quarters and the changes in related risk metrics over the same periods:

Quarter Ended	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011	December 31, 2010
AFLL Ratio	5.13%	4.07%	3.89%	3.95%	3.58%
ASC 450 allowance ratio (1)	3.37%	2.57%	2.31%	2.30%	2.39%
Specifically Impaired Loans (ASC 310 component)	$8,209	$8,527	$9,190	$9,542	$7,308
Historical and environmental (ASC 450-10 component)	11,337	10,235	9,707	10,233	10,859

Total allowance for loan loss	$19,546	$18,762	$18,897	$19,775	$18,167

Nonperforming loans to gross loans (2)	10.96%	12.21%	13.13%	11.10%	10.50%
Impaired loans to gross loans	11.77%	13.62%	13.44%	10.90%	10.27%
Allowance to nonperforming loans ratio	46.77%	33.36%	29.64%	35.62%	34.09%
Quarter-to-date net charge offs to average gross loans	0.65%	0.24%	1.21%	0.04%	1.17%

(1)	Historical and environmental component as a percentage of non-impaired loans.
(2)	Nonaccrual loans and loans past due 90 or more days still accruing interest as a percentage of gross loans and TDRs still accruing interest.

Income Taxes

During 2011 and per ASC 740-20-45-7, the Company had losses in continuing operations and income in other comprehensive income, resulting in income tax benefit totaling $1,555. This benefit was recorded through current operations and reduced our deferred tax valuation allowance.

The effective income tax rates were (9.4%), (9.8%), and 12.6%, for 2011, 2010 and 2009, respectively. The change in rate for 2011 as compared to 2010 is primarily due to an exception in ASC 740-20-45, Tax Provisions, that required the Company to record a tax benefit of $1,555 through continuing operations related to income from other comprehensive income as a result of an increase in market value of securities available for sale. The Company was required to record a tax benefit equal to what would be realized if the securities in the Bank’s portfolio were to be liquidated and the unrealized gain were to be realized.

Due to the current economic condition and losses recognized over the last three years, the Company established a valuation allowance against all of its deferred tax assets. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. The Company has approximately $48,639 in net operating losses for state tax purposes and $19,493 for federal tax purposes to be utilized by future earnings.

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

Analysis of Financial Condition

Total assets at December 31, 2011 were $616,773, a decrease of $50,607 or 7.6% from $667,380 at December 31, 2010. Average assets for 2011 were $639,277, a decrease of $47,108 or 6.9% from $686,385 for 2010. The decrease in total assets in 2011 is primarily due to a decrease in net loans. Total liabilities at December 31, 2011 were $607,198, a decrease of $37,421 or 5.8% from $644,619 at December 31, 2010. The decrease in total liabilities was due to decreases in total deposits. Total shareholder’s equity at December 31, 2011 was $9,575, a decrease of $13,186 or 57.9% from $22,761 at December 31, 2010. The decrease in shareholder’s equity is primarily due to a reduction in retained earnings as a result of the net loss for 2011 and preferred stock dividends partially offset by an increase in other comprehensive income as a result of increasing market values of securities available-for-sale.

Loans

Net loans (excluding loans held for sale) were $361,650 at December 31, 2011, a decrease of $127,157 or 26.0% from $488,807 at December 31, 2010. Loans held for sale, at fair value totaled $5,274 at December 31, 2011, an increase of $992 or 23.2% from $4,282 at December 31, 2010. Loans held for sale net of allowance of $1,084 totaled $53,125 at December 31, 2011 compared to $0 at December 31, 2010. Loans held for sale in secondary market consist of traditional 1-4 family mortgages that have been originated with the intent to sell on the secondary market and the guaranteed portion of Small Business Administration (“SBA”) guaranteed loans, which the Bank intends to sell. Loans held for sale, net of allowance of $1,084 consists of the loans that have been identified to be sold with the two branch sales that are expected to close during 2012. These loans were not originated for sale and were not adjusted to fair value when reclassified as held for sale due to pending branch sales.

The overall decrease in loans, excluding the transfers to held for sale, was primarily due to regular loan payments outpacing demand for new loans for most of 2011, transfer of certain loans to other real estate owned, and continued elevated levels of loan chargeoffs. The decrease in loan demand is due to the continued sluggishness in the economy in the Bank’s market areas and further tightening of the Bank’s lending standards. The most significant decreases in loans were in the 1-4 family residential, real estate construction, and commercial real estate loan segments. The continuing effects of the challenging economic environment in 2011 and 2010 reduced the number of new construction loans during 2011, resulting in a significant drop in real estate construction loans. Decreases in other loan categories are primarily the result of regular loan payments and a significant decrease in loan demand in these categories as well.

Of total loans of $381,196 in the portfolio as of year-end 2011, $112,891, or 29.6% were variable rate loans and $227,474 or 59.7% were fixed rate loans, and $40,831 or 10.7% were nonaccrual.

On December 31, 2011, the Company’s loan to deposit ratio (including loans held for sale in secondary market and loans held for sale net of allowance of $1,084) was 79.2%, compared to 85.9% in 2010. Management expects loan demand to remain low throughout 2012, resulting in further reduction of gross loans, across most of the Bank’s loan categories, though the reduction in 2011 is not expected to be as significant as the decrease in 2011, excluding the loans that will be sold in the branch divestitures. Management anticipates this trend will continue until there are indicators of significant improvements in both the local and national economy, leading customers to begin spending more resulting in increased demand. If the Company’s deposit growth continues to outpace its loan demand, the Company’s net interest margin may be adversely affected as the funds from these deposits may be invested in securities and other interest earning assets that offer lower yields than loans.

The following table presents various categories of loans contained in our loan portfolio for the periods indicated and the total amount of all loans for such period:

	2011	2010	2009	2008	2007
Real estate construction	$53,440	$89,909	$120,340	$152,937	$140,905
1-4 family residential	121,755	166,876	168,029	163,211	151,478
Commercial real estate	152,531	175,516	172,840	162,475	116,327
Other real estate secured	7,405	7,206	4,382	4,779	4,567
Commercial, financial and agricultural	30,786	48,453	54,628	62,674	50,240
Tax exempt	52	118	239	354	—
Consumer	7,430	9,723	11,045	13,965	14,969
Other	7,797	9,173	9,250	9,718	12,122

Total loans	$381,196	$506,974	$540,753	$570,113	490,608

Allowance for loan losses	(19,546)	(18,167)	(13,347)	(8,981)	(6,086)

Total loans (net of allowance)	$361,650	$488,807	$527,406	$561,132	$484,522

The following is a presentation of an analysis of maturities of loans as of December 31, 2011:

Loan Segments	Due in 1 year or less	Due in 1 to 5 years	Due after 5 Years	Total
Real estate construction	$44,725	$7,945	$770	$53,440
1-4 family residential	30,113	44,880	46,762	121,755
Commercial real estate	46,441	97,654	8,436	152,531
Other real estate secured	2,798	4,403	204	7,405
Commercial, financial and agricultural	18,203	10,362	2,221	30,786
Tax exempt	—	52	—	52
Consumer	3,080	4,071	279	7,430
Other	7,797	—	—	7,797

Total	$153,157	$169,367	$58,672	$381,196

The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2011 for the loan types mentioned above:

Loans with predetermined interest rates	$227,474
Loans with floating, or adjustable interest rates, at floor	80,197
Loans with floating, or adjustable interest rates, not at floor	32,694
Nonaccrual loans	40,831

Total	$381,196

As market rates dropped during the economic recession, management implemented rate floors for many variable rate loans in an attempt to protect the Bank’s net interest margin. As of December 31, 2011, $73,727 in variable rate loans have reached their floor rate. As a result, when market rates begin to rise, loans at their floor will not reprice at higher rates until market rates rise above their contractual floor rates. Only the loans noted above that have variable rates not at a floor rate will reprice with the first increase in market rates. The existence of these rate floors may negatively impact our net interest margin when rates begin to rise, at least until rates rise above these floors.

Allowance for Loan Loss and Asset Quality

The allowance for loan losses was $19,546 or 5.13% of gross loans at December 31, 2011 compared to $18,167 or 3.58% of gross loans at December 31, 2010. The increase in the allowance was based on factors indicating deteriorating trends in asset quality including charge offs, past due status, impaired loans, and indicators of environmental factors that can bear an impact on loan losses such as economic conditions in the Bank’s market area.

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

The Bank has experienced significant increases in past due loans, impaired loans, adversely classified loans and charge offs as a result of the economic downturn that began in 2008. The Bank and its customers continue to be affected by the impacts of the economic downturn. Historically, more than half of the Bank’s loan portfolio has been secured by real estate of some form, whether residential, commercial, or development, with a significant portion of those loans being residential developments. One of the most significant impacts of the economic downturn in the Bank’s market area has been the collapse of the housing market and subsequent decline in market values for existing properties, particularly higher end properties. Those impacts caused several of the Bank’s borrowers who had proven track records as residential and commercial developers to find themselves owning larger parcels of partially developed land with virtually no demand for finished properties. Developers became unable to service their debt causing the loans to become past due. At the same time, the decline in activity in the housing market caused significant reductions in market values, causing collateral values for many loans to fall below the outstanding loan balance. The Bank has experienced increases in problem loans in virtually all segments of the loan portfolio; however the effect of the economic downturn as the residential real estate market has been the cause of the majority of the Bank’s impaired loans and charge-offs during 2011 and 2010.

Impaired loans totaled $44,849 at December 31, 2011 compared to $52,059 at December 31, 2010, a decrease of $7,210.

Included in the $44,849 of impaired loans at December 31, 2011 are $15,919 of impaired relationships with specific allocations totaling $1,894 that were impaired as of December 31, 2010. At December 31, 2010 the Bank’s total exposure to that group of relationships was $22,150, a reduction of exposure of $6,231. The majority of these relationships are real estate development projects that were severely impacted by the downturn in the economy and housing market. In general, the borrowers are residential developers with a proven track record and the collateral for the loans is raw land that was intended for development. As a result of the collapse of the housing market, lot absorption declined dramatically, reducing cash flow available to service the debt. Many of the borrowers were able to service the debt through cash reserves for a period of time, but the extended period of the economic downturn exhausted their reserve funds, rendering the loans impaired. Management has worked extensively with these borrowers to find ways to liquidate the underlying collateral or stimulate activity within the respective developments in order to avoid foreclosure and/or additional charge offs. The reduction in exposure to this group of borrowers shows that some progress was made, despite continued low activity in the housing market. The relationships in this group as of December 31, 2011 will likely continue to be classified as impaired until there is significant improvement in the housing market and lot absorption improves.

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

As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by segment of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$18,573	$9,190	$138	$8,644	$—
1-4 Family residential	74,744	21,315	354	15,240	—
Commercial real estate	100,862	19,724	1,864	22,604	—
Other real estate loans	1,405	749	—	3,022	—
Commercial, financial and agricultural	23,565	4,961	490	1,488	—
Consumer	7,084	91	—	87	—
Tax exempt	52	—	—	—	—
Other loans	101	—	—	—	—

Total	$226,386	$56,030	$2,846	$51,085	$—

Classified loans, excluding impaired loans, totaled $109,961 at December 31, 2011 compared to $72,344 at December 31, 2010.

The following table presents information regarding impaired, nonaccrual, past due and restructured loans at the dates indicated:

	December 31,
	2011	2010	2009	2008	2007
Loans considered by management as impaired:
Number	81	108	82	67	67
Amount	$44,849	$52,059	$32,782	$4,201	$3,945

Loans accounted for on nonaccrual basis:
Number	87	79	47	59	63
Amount	$40,831	$36,675	$25,510	$3,357	$2,764

Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:
Number	—	—	—	5	—
Amount	$—	$—	$—	$7	$—

Loans defined as “troubled debt restructurings” still accruing
Number	1	22	1	—	—
Amount	$958	$16,558	$3,634	$—	$—

Other classified loans not classified as impaired	$109,961	$72,344	$28,613	$16,787	$4,882

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

The commercial real estate market has declined significantly as a result of the local and national economic recession that began during 2008 and the resulting sluggish economic conditions that remained through 2011. Real estate related loans, including commercial real estate loans, residential construction and residential development and 1-4 family residential loans, comprised 87.9% of the Company’s loan portfolio at December 31, 2011. Market conditions for residential development and residential construction have seen substantial declines due to the effects of the recession on individual developers, contractors and builders. In addition, the local market, particularly in Maury County, has seen significantly weaker demand for residential housing.

Although our loan portfolio is concentrated in Middle Tennessee, management does not believe this geographic concentration presents an abnormally high risk. At December 31, 2011 the following loan concentrations exceeded 10% of total loans: 1-4 family residential loans, real estate construction loans, and commercial real estate. Management does not believe that this loan concentration presents an abnormally high risk. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

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

	2011	2010	2009	2008	2007
Nonaccrual interest	$2,668	$1,580	$1,318	$567	$355

Nonperforming loans are defined as nonaccrual loans, loans still accruing but past due 90 days or more, and troubled debt restructured loans still accruing. The following table presents information regarding nonperforming loans at the dates indicated:

	2011	2010	2009	2008	2007
Loans secured by real estate	$33,004	$52,296	$28,335	$2,868	$2,301
Commercial, financial and agricultural	859	893	789	300	194
Consumer	229	44	20	194	256
Other	7,697	—	—	2	13

Total	$41,789	$53,233	$29,144	$3,364	$2,764

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

Other real estate owned increased $10,264 to $22,055 at December 31, 2011 compared to $11,791 at December 31, 2010. The increase in the carrying balance is due to the volume of new foreclosures in 2011 outpacing the volume of sales of other real estate during 2011. The overall level of foreclosures remains high due to the effects of the economic downturn that began during 2008 on individual borrowers, both single family and developers, resulting in an increase in foreclosures. Included in the balance at year end 2011 is one loan totaling $78 that was originated to facilitate the sale of other real estate. Under current accounting rules, loans of this nature must be reported as other real estate owned until the loan to value ratio is below a certain level, depending on the type of loan. The reclassified loan is performing in accordance with the loan agreement. Interest income from this loan is included in loan interest income. At December 31, 2010, loans reclassified as other real estate owned totaled $83. Also included in the balance of other real estate owned is $484 of Bank property that was previously intended to be used as a future branch location. The property is no longer intended to be used for that purpose and is held for disposal as of December 31, 2011 and 2010.

Management is working to sell the properties that are owned in order to recover the Bank’s investment in the loans that ultimately resulted in foreclosure. It is possible that the balance of other real estate owned could increase during 2012 due to the continuing sluggish economic conditions in the Bank’s market areas. Additional foreclosures and low demand for both residential and commercial properties could require the Bank to hold its other real estate owned for a longer period of time, which could lead to increased noninterest expense. The Company makes every effort to avoid foreclosure, particularly for owner occupied residential properties.

Summary of Loan Loss Experience

An analysis of our loss experience is furnished in the following table for each of the periods ended December 31 indicated, as well as a breakdown of the allowance for loan losses:

	2011	2010	2009
Balance at beginning of period	$18,167	$13,347	$8,981

Charge offs:

Real estate construction	(7,155)	(6,876)	(1,631)
1-4 Family residential	(1,943)	(1,704)	(1,340)
Commercial real estate	(493)	(808)	(894)
Other real estate loans	(95)	(39)	(112)
Commercial, financial and agricultural	(1,076)	(298)	(2,336)
Consumer	(15)	(29)	(444)
Tax exempt	—	—	—
Other loans	(113)	—	—

	(10,890)	(9,754)	(6,757)

Recoveries:
Real estate construction	63	17	3
1-4 Family residential	40	5	111
Commercial real estate	6	9	3
Other real estate loans	3	2	—
Commercial, financial and agricultural	162	63	6
Consumer	29	44	79
Tax exempt	—	—	—
Other loans	21	—	—

	324	140	202

Net charge offs	(10,566)	(9,614)	(6,555)

Transfer due to branch sale	(1,084)	—	—

Provision for loan losses	13,029	14,434	10,921

Balance at year end	$19,546	$18,167	$13,347

Ratio of net charge offs during the period to average loans outstanding during the period	2.17%	1.85%	1.17%

Ratio of nonperforming loans to gross loans	10.96%	10.50%	5.39%
Ratio of impaired loans to gross loans	11.77%	10.27%	6.06%
Ratio of allowance for loan losses to total loans	5.13%	3.58%	2.47%

At December 31, of each period presented below, the allowance was allocated as follows:

	2011	2010	2009
Real estate construction	$4,809	$6,522	$6,997
1-4 Family residential	5,564	5,513	3,106
Commercial real estate	3,505	2,373	1,274
Other real estate loans	244	22	37
Commercial, financial and agricultural	1,394	1,536	1,152
Consumer	84	103	255
Tax exempt	—	—	1
Other loans	3,337	1,472	307
Unallocated	609	626	218

Total	$19,546	$18,167	$13,347

At December 31, of each period presented below, loan balances by category as a percentage of gross loans were as follows:

	2011	2010	2009
Real estate construction	14.0%	17.7%	22.3%
1-4 Family residential	32.0%	32.9%	31.1%
Commercial real estate	40.1%	34.6%	32.0%
Other real estate secured loans	1.9%	1.4%	0.8%
Commercial, financial and agricultural	8.1%	9.6%	10.1%
Consumer	1.9%	1.9%	2.0%
Tax exempt	0.0%	0.0%	0.0%
Other loans	2.0%	1.9%	1.7%

Total	100.0%	100.0%	100.0%

Securities

At December 31, 2011, securities available-for-sale totaled $63,660, an increase of $178 or 0.3% from $63,482 at year end 2010. The Company’s securities portfolio represents 10.3% of total assets at December 31, 2010 compared to 9.4% at December 31, 2010. All of the Company’s securities are classified as available for sale. The Company’s investment portfolio is used to provide interest income and liquidity and for pledging purposes to secure public fund deposits.

Net unrealized gains in the securities portfolio at December 31, 2011 were $2,590 compared to a net unrealized loss of $1,742 at December 31, 2010. The improvement in market value is primarily due to the recognized impairment on one corporate security and significant improvements in mortgage-backed securities and state and municipal securities.

In the third quarter of 2011, the Company experienced losses of $5,000 related to impairment of a trust preferred security held by the Bank and issued by Tennessee Commerce Statutory Trust, an affiliate of Tennessee Commerce Bancorp, Inc. On January 27, 2012, Tennessee Commerce Bancorp, Inc.’s bank subsidiary, Tennessee Commerce Bank, was placed into receivership by the Tennessee Department of Financial Institutions after Tennessee Commerce Bank’s capital deteriorated significantly in the third quarter of 2011. The Company does not anticipate that it will recover any of the Bank’s investment in the trust preferred security. As a result, the Company recorded an impairment charge of $5,000 during the third quarter of 2011, which represents the Company’s full investment in the trust preferred securities.

Unrealized losses on the Bank’s remaining securities have not been recognized into income because the securities are of high credit quality, management does not have the intent to sell and it is more likely than not it will not be required to sell the investment before its anticipated recovery, and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or normal liquidity returns to the marketplace.

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

At year end 2011, the Company’s portfolio consisted of 93 securities, 6 of which were in an unrealized loss position, compared to a total of 89 securities, 36 of which were in an unrealized loss position at December 31, 2010. In the event that securities were to be sold for liquidity purposes, there are sufficient holdings not in an unrealized loss position that could be sold, so that the Company would not be forced to sell the securities reporting an unrealized loss. The Company is further limited in the amount of securities that can be sold due to pledging requirements for Bank liabilities. Management considers security holdings in excess of our pledging requirement to be available for liquidity purposes. Sale of such holdings would not impair our ability to hold the securities reporting an unrealized loss until the loss is recovered or until maturity.

At year end 2011, the Company held securities issued by the following entities for which the aggregate face amount of investments is greater than 10% of shareholders’ equity as of December 31, 2011:

		Face	Fair	% of
Type	Issuer	Value	Value	Capital
State and municipals	Brentwood, Tennessee	$1,134	$1,214	11.84%
State and municipals	Columbia, Tennessee	$1,479	$1,548	15.45%
State and municipals	Hardin County, Tennessee	$1,547	$1,669	16.16%
State and municipals	Hamilton County, Tennessee	$2,534	$2,758	26.47%
State and municipals	Madison County, Tennessee	$2,985	$3,249	31.18%

At year end 2010, the Company held securities issued by the following entities for which the aggregate face amount of investments is greater than 10% of shareholders’ equity as of December 31, 2010:

		Face	Fair	% of
Type	Issuer	Value	Value	Capital
State and municipals	Hamilton County, Tennessee	$2,536	$2,576	11.14%
State and municipals	Madison County, Tennessee	$3,002	$2,881	13.19%
Corporate	Tennessee Commerce Statutory Trust	$5,000	$3,176	21.97%

Other than the above investments, the Company did not hold securities of any one issuer, other than U.S. Government sponsored entities, with a face amount greater than 10% of shareholders’ equity as of December 31, 2011 or 2010.

The carrying value of securities at December 31 is summarized as follows:

	December 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
U.S. Government sponsored entities	$13,275	20.9%	$5,937	9.4%
Mortgage-backed securities – residential	29,591	46.5%	31,975	50.4%
State and municipals	19,826	31.1%	18,551	29.2%
Corporate	968	1.5%	7,019	11.0%

Total	$63,660	100.0%	$63,482	100.0%

	December 31, 2009
	Amount	% of Total
U.S. Government sponsored entities	$1,008	1.3%
Mortgage-backed securities – residential	58,770	77.4%
State and municipals	7,780	10.2%
Corporate	8,414	11.1%

Total	$75,972	100.0%

The following table presents the carrying value by maturity distribution of the investment portfolio, along with weighted average yields thereon, as of December 31, 2011:

	Within 1 Year	1-5 Years	5-10 Years	Beyond 10 Years	Total
U.S. Government sponsored entities	$—	$6,498	$5,038	$1,739	$13,275
State and municipals	194	2,637	13,427	3,568	19,826
Corporate	—	968	—	—	968

Total debt securities	$194	$10,103	$18,465	$5,307	$34,069

Weighted average yield (tax equivalent)	1.15%	1.94%	3.02%	2.82%	2.66%

Mortgage-backed securities – residential					$29,591

Weighted average yield					3.75%

Premises and Equipment

Premises and equipment totaled $9,277 at December 31, 2011, a decrease of $5,760 or 38.3% from $15,037 at December 31, 2010. The largest component of the decrease in premises and equipment was classifying $4,982 as premises and equipment held for sale at December 31, 2011, due to the pending sale of the Murfreesboro Branch and Cool Springs Branch. Premises and equipment held for sale was $0 at December 31, 2010. The next largest component of the decrease in premises and equipment was routine depreciation.

Rent expense was $368 in 2011, compared to $373 in 2010. The decrease was primarily due to elimination of two ATM locations at the end of their lease terms during 2010.

Deposits

The following table sets forth the composition of the deposits at December 31:

	2011		2010
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$46,664	8.4%	$49,333	8.3%
Interest-bearing demand accounts	104,661	18.9%	121,759	20.5%
Savings accounts	19,808	3.6%	19,250	3.2%
Time deposits greater than $100	118,267	21.3%	183,086	30.8%
Other time deposits	172,906	31.2%	221,641	37.2%

Noninterest-bearing demand accounts held for sale	5,213	0.9%	—	—
Interest-bearing demand accounts held for sale	39,025	7.0%	—	—
Savings accounts held for sale	287	0.1%	—	—
Time deposits greater than $100 held for sale	28,904	5.2%	—	—
Other time deposits held for sale	19,302	3.4%	—	—

Total	$555,037	100.0%	$595,069	100.0%

The majority of deposits continue to be in time deposits, though there was a decrease of $65,348 in total time deposits during 2011 and an increase in transaction accounts and savings accounts during 2011, marking a significant change in the composition of the Bank’s deposit base. The decrease in time deposits and increases in transaction accounts is due to the Bank’s continued focus on increasing core customer deposits and reducing reliance on wholesale funding sources. Wholesale funding sources are any deposits that are attained through means other than direct customer contact. Wholesale funding sources utilized by the Bank include brokered CDs and national market time deposits. The change in the Bank’s deposit composition was also impacted by historically low market rates for deposit products and excess liquidity in the Bank’s market area.

The following table shows the breakdown of time deposits at year end December 31, 2011 and 2010:

	December 31
	2011	2010
Personal CDs	$161,624	$245,746
Non-Personal CDs	6,771	10,061
Public Funds CDs	16,748	18,783
National market time deposits	57,071	67,591
Brokered CDs	25,124	32,615
IRAs	23,835	29,931

Personal CDs held for sale	41,332	—
Non-Personal CDs held for sale	1,498	—
Public Funds CDs held for sale	250	—
IRAs held for sale	5,126	—

Total	$339,379	$404,727

The total of wholesale funding sources at December 31, 2011 was $82,195, a decrease of $18,011 from $100,206 at December 31, 2010. In addition to reducing total wholesale funding during the year, management was able to reposition the majority of the retained deposits in order to significantly reduce cost of funds. The average rate paid for brokered CDs during 2011 was 1.71% compared to 2.08% in 2010. The average rate paid for national market time deposits in 2011 was 1.28% compared to 2.05% in 2010. The decrease in average rate paid on national market time deposits was primarily due to excess liquidity in the national market during the majority of 2010.

Brokered CDs totaled $25,124 with a weighted average rate of 1.49% compared to $32,615 with a weighted average rate of 1.45% at December 31, 2010. Maturities of brokered CDs range from May of 2012 to September of 2015. Two separate brokered CDs are 60 month CDs with call provisions. The first CD is $4,095 with a fixed rate of 2.00% for 60 months and a monthly call option that began March 1, 2011. The second CD is $4,322 with a current rate of 1.70% with an automatic step-up provision for annual rate increases until maturity and a monthly call option that began September 10, 2011. Under the terms of the Consent Order, the Bank is restricted from accepting, renewing or rolling over brokered deposits without prior consent of the FDIC. In 2011, $7,491 of brokered deposits matured. In 2012 $9,648 of brokered deposits are expected to mature. Due to the Bank’s current liquidity position, management does not anticipate that they will seek permission to obtain, renew or rollover brokered deposits during the time that the Consent Order remains in effect. However, if market conditions change, resulting in significant reductions in the Bank’s liquidity, management may decide to seek approval for new brokered deposits or to renew or rollover existing brokered deposits.

The Bank has policies in place to ensure that total wholesale funding is maintained at a reasonable level. The Bank, beginning in 2010, has also experienced pressure from its primary regulators to reduce reliance on wholesale funding sources. Management made significant reductions in its reliance on wholesale funding during 2010 and that trend continued into 2011, though to a lesser extent. The Bank’s reliance on wholesale funding has decreased to a point that management does not anticipate further criticism from regulators. The Bank’s reliance on wholesale funding should continue to decrease as brokered deposits and additional national market CDs mature during 2012.

The increase in noninterest-bearing deposits, interest-bearing transaction accounts and savings accounts is related to the decrease in personal CDs and to a Bank initiative during the fourth quarter of 2010 to increase deposits in transaction accounts. As market rates for personal CDs reached historic lows during 2010, customers began to move funds from maturing CDs into interest-bearing money market accounts as the immediate availability of funds offered more value to them than the rates that could be earned by locking in time deposits. The shift from time deposits to interest-bearing money market accounts continued into 2011.

At December 31, 2011, we had $270,977 in time deposits maturing within two years, of which $16,707 were brokered deposits. Time deposits maturing within one year of December 31, 2011, excluding deposits to be sold in the branch divestiture, were $217,887, or 74.8% of total time deposits. If we are not able to retain these deposits at maturity, or attract additional deposits at comparable rates, we may be required to seek higher cost deposits to replace these deposits which could negatively impact our net interest margin. Further, because we have entered into the Consent Order we are not able to offer deposit rates above certain regulatory rate caps. If, as a result of these rate caps, we are unable to secure replacement deposits for these maturing deposits, our liquidity could be negatively impacted which could materially and adversely affect our results of operations. The weighted average cost of all deposit accounts was 1.34% in 2011 compared to 1.81% in 2010. The weighted average rate on time deposits was 1.60% in 2011, compared to 2.12% in 2010. Management expects to seek short-term time deposit funding to match variable rate loans. These efforts, if successful, are expected to reduce interest rate risk and expand our net interest margin.

The following tables present, at December 31 for each of the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

	2011		2010		2009
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Amount	Paid	Amount	Paid	Amount	Paid
Noninterest-bearing demand deposits	$48,415	n/a	$45,766	n/a	$44,543	n/a
Interest-bearing demand accounts	136,539	0.79%	100,362	0.83%	83,763	0.93%
Savings deposits	19,643	0.15%	19,791	0.15%	19,273	0.20%
Time deposits $100 and over	164,122	1.65%	191,321	2.13%	194,102	2.96%
Other time deposits	208,817	1.57%	232,461	2.11%	270,554	3.15%

Contractual Obligations

The Company has the following contractual obligations as of December 31, 2010:

	Less than	1 - 3	3 - 5	More than
	1 year	years	years	5 years	Total
Operating leases	$329	$452	$390	$2,541	$3,712
Time deposits	317,654	73,187	13,848	38	404,727
Long term borrowings (1)	3,000	13,000	—	23,000	39,000
Repurchase agreements	—	7,000	—	—	7,000
Preferred stock dividends (2)	970	1,943	158	—	3,071

Total	$321,953	$98,582	$14,396	$25,579	$457,510

(1)	Reflects only the principal amounts due on the Company’s subordinated debentures. Due to the Company’s deferral of interest payments on the subordinated debentures, the Company has also accrued $1,454 of interest due as of December 31, 2011. The deferred interest amounts will be repaid at such time as the Company is able to obtain approval from the FRB.
(2)	Reflects payments due on shares issued through the CPP on February 27, 2009. Amounts presented assume that the Preferred Stock will be fully redeemed on February 26, 2014. In the event that we are unable to redeem the Preferred Stock on or before February 26, 2014, the dividend rate on the shares increases from the current rate of 5% to 9%, which will result in annual required dividends of $1,683 until the shares are redeemed.

Subordinated Debentures

In 2002, the Company issued $3,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a private offering of trust preferred securities. The securities mature on December 31, 2032; however, the Company can currently repay the securities at any time without penalty, subject to approval from the Federal Reserve Bank. The interest rate on the subordinated debentures as of December 31, 2011 was 3.75%. The subordinated debentures bear interest at a floating rate equal to the New York Prime rate plus 50 basis points. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet and count as Tier 1 capital for regulatory capital purposes, subject to certain limitations on the amount of these securities that may be counted as Tier 1 capital. Debt issuance costs of $74 have been capitalized and are being amortized over the term of the securities. Principal officers, directors, and their affiliates at year end 2011 and 2010 owned $700 of the $3,000 subordinated debentures. The proceeds from this offering were utilized to increase the Bank’s capital by $3,000.

In 2005, the Company issued $5,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a pooled offering of trust preferred securities. These securities mature on September 15, 2035, however, the Company can currently repay the securities at any time without penalty, subject to approval from the Federal Reserve Bank. The interest rate on the subordinated debentures as of December 31, 2011 was 2.05%. The subordinated debentures bear interest at a floating rate equal to the 3-Month LIBOR plus 1.50%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet and count as Tier 1 capital for regulatory purposes, subject to certain limitations on the amount of these securities that may be counted as Tier 1 captial. There was no debt issuance cost in obtaining the subordinated debentures. The proceeds from the pooled offering were used to increase the Bank’s capital.

In 2007, the Company issued $15,000 of redeemable subordinated debentures through a special purpose entity as part of a pooled offering of trust preferred securities. These subordinated debentures mature in 2037, however, the Company may repay these debentures at any time beginning after December 15, 2012. The interest rate on the subordinated debentures is 7.96% until December 15, 2012, and thereafter the subordinated debentures bear interest at a floating rate equal to the 3-month LIBOR plus 3.0%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet and $1,900 count as Tier 1 capital and the remaining $3,295 is considered as Tier 2 capital for regulatory purposes. There was no debt issuance cost in obtaining the subordinated debentures. The proceeds were used to help fund the acquisition of First National.

The portion of the subordinated debentures qualifying as Tier 1 capital will not change for existing debentures under the Dodd-Frank Act. The portion of the subordinated debentures qualifying as Tier 1 capital is limited to 25% of total Tier 1 capital. Subordinated debentures in excess of the Tier 1 capital limitation generally qualify as Tier 2 capital.

Distributions on the subordinated debentures are payable quarterly, and the Company has adopted a board resolution at the request of the Federal Reserve Bank of Atlanta (the “FRB”) that it will not pay interest on the subordinated debentures or dividends on its common or preferred stock without the prior consent of the FRB. On January 27, 2011, the FRB denied the Company’s request to make the March 15, 2011 quarterly interest payment due on the subordinated debentures that mature in 2012, and the Company has been unable to pay interest on those subordinated debentures or any of its other subordinated debentures since that date. Under the terms of indentures pursuant to which the debentures were issued, if the Company defers payment of interest on the debentures it may not, during such a deferral period, pay dividends on its common stock or preferred stock or interest on any of the other subordinated debentures issued by the Company. Accordingly, the Company does not expect to be able to pay interest on its other subordinated debentures or dividends on its common stock or preferred stock until such time as it is able to secure the approval of the FRB. Furthermore, the indentures pursuant to which the debentures issued in 2005 and 2007 were issued provide that the Company’s subsidiaries are similarly prohibited from paying dividends on the subsidiaries’ common and preferred stock not held by the Company or its subsidiaries. The Company’s subsidiary Community First Properties, Inc. has issued and outstanding 125 shares of preferred stock totaling $125 in liquidation value, which are held by 125 unaffiliated shareholders. Dividends totaling approximately $16 are payable on these shares annually in two equal installments. Community First Properties, Inc. paid the dividends owed to the preferred stockholders on June 30, 2011 in violation of the terms of the indentures pursuant to which the subordinated debentures that were issued in 2005 and 2007 were issued and as a result has breached its obligations under the terms of those indentures. As a result, holders of the related trust preferred securities, following notice and the lapse of 60 or 90 days, could seek a judicial determination that the Company must cure the covenant breach. The cure would most likely require the Company to seek the contribution of approximately $8 of capital to Community First, Inc. Community First Properties, Inc. deferred the payment of its preferred dividend payment due on December 31, 2011, as permitted under the terms of the documents governing the terms of those shares of preferred stock. Community First Properties, Inc. will not be able to resume dividend payments on its preferred stock or common stock until the Company has resumed the payment of interest on the subordinated debentures issued in 2005 and 2007 and paid in full all unpaid dividends thereon. In the event that the Company is unable to pay interest on the subordinated debentures it has issued for twenty (20) consecutive quarters, the holders of the related trust preferred securities would be able to claim an event of default under the indentures and all amounts then owed on the debentures would be immediately due and payable.

Liquidity

Our liquidity, primarily represented by cash and cash equivalents, is a result of our operating, investing and financing activities. These activities are summarized below for the three years ended December 31:

	2011	2010	2009
Net loss	$(15,052)	$(18,206)	$(9,572)
Adjustments to reconcile net loss to net cash from operating activities	23,827	25,300	9,826

Net cash from operating activities	8,775	7,094	254
Net cash from investing activities	47,928	35,046	15,960
Net cash used in financing activities	(40,264)	(12,957)	(4,905)

Net change in cash and cash equivalents	16,439	29,183	11,309

Cash and cash equivalents at beginning of period	60,303	31,120	19,811

Cash and cash equivalents at end of period	$76,742	$60,303	$31,120

The significant adjustments to reconcile net loss to net cash from operating activities in 2011 were $13,029 provision for loan losses, a $5,000 securities impairment loss, net write-downs and losses on sale of other real estate of $2,020, and losses on repossessed assets of $1,025. The significant components of investing activities in 2011 were net decrease in loans of $40,010; total securities purchases of $15,181; maturities, prepayments and calls of securities of $13,743; and proceeds from sale of other real estate owned of $7,887. The most significant component of financing activities in 2011 was the decrease in deposits of $40,032.

The adjustments to reconcile net loss to net cash from operating activities in 2010 were a $522 gain on sale of securities, $53,654 of mortgage loans originated for sale and proceeds from the sale of mortgage loans of $54,928 which resulted in a gain of $967, provisions for loan loss of $14,434, goodwill impairment of $5,204 and deferred income tax expense, net of valuation allowance of $1,631. The significant components of operating activities for 2009 were a $1,135 gain on sale of securities, $70,762 of mortgage loans originated for sale and proceeds from the sale of mortgage loans of $71,720 which resulted in a gain of $1,110, and provisions for loan loss of $10,921.

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

The primary uses of cash are lending to the Company’s borrowers and investing in securities and short-term interest earning assets. In 2011, 2010, and 2009, loan repayments were greater than demand for new loans, which provided additional liquidity to pay off outstanding liabilities such as federal funds purchased, FHLB advances, and other borrowed money. In addition to proceeds from loan repayments, proceeds from issuance of preferred stock also contributed to the Company’s ability to repay the liabilities mentioned.

We consider our liquidity sufficient to meet our outstanding short and long-term needs. We expect to be able to fund or refinance, on a timely basis, our material commitments and long-term liabilities.

Off-Balance Sheet Arrangements

At December 31, 2011, we had unfunded loan commitments outstanding of $29,406 and unfunded letters of credit of $3,416. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If we needed to fund these outstanding commitments, we have the ability to liquidate federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, we could sell participations in these or other loans to correspondent banks.

Capital Resources

Our total shareholders’ equity at December 31, 2011 was $9,575 compared to $22,761 at December 31, 2010, and $43,645 at December 31, 2009. The factors that changed shareholders’ equity in 2011 were the net loss of $15,052 and the other comprehensive income of $2,756.

As of December 31, 2011, the Bank’s capital levels exceeded those required to be considered adequately capitalized under the regulatory framework for prompt corrective action. While the Bank’s capital levels at December 31, 2011, exceeded those necessary to be considered adequately capitalized, our consolidated capital ratios were well below those required by federal regulators and are critically low. Our consolidated total capital to risk-weighted assets ratios for year end 2011 and 2010 were 4.85% and 10.57%. Our consolidated Tier 1 to risk weighted assets ratios were 2.37% and 6.30% at year-end 2011 and 2010, respectively. Also, our Tier 1 to average assets ratios were 1.61% and 4.57% at year-end 2011 and 2010 respectively. In order for the Company to be considered well capitalized, it must have a consolidated total capital to risk weighted assets ratio of at least 10% and a Tier 1 to average assets ratio of at least 6% and not be subject to a written agreement, order, or directive requiring it to maintain capital above specified levels. Furthermore, virtually all of our capital on a consolidated basis consists of preferred stock and subordinated debentures which require repayments.

At December 31, 2011 and December 31, 2010, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under applicable regulatory provisions and the ratios required by the Consent Order were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Regulatory Provisions		Required by terms of Consent Order with FDIC
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
2011
Total Capital to risk weighted assets
Community First Bank & Trust	$36,229	8.51%	$34,044	8.00%	$42,555	10.00%	$51,066	12.00%
Consolidated	20,662	4.85%	34,101	8.00%	42,627	10.00%	N/A	N/A

Tier I to risk weighted assets
Community First Bank & Trust	$30,734	7.22%	$17,022	4.00%	$25,533	6.00%	$42,555	10.00%
Consolidated	10,105	2.37%	17,051	4.00%	25,576	6.00%	N/A	N/A

Tier I to average assets
Community First Bank & Trust	$30,734	4.92%	$25,011	4.00%	$31,263	5.00%	$53,147	8.50%
Consolidated	10,105	1.61%	25,072	4.00%	N/A	N/A	N/A	N/A
2010
Total Capital to risk weighted assets
Community First Bank & Trust	$50,066	10.14%	$39,508	8.00%	$49,385	10.00%	N/A	N/A
Consolidated	52,220	10.57%	39,538	8.00%	N/A	N/A	N/A	N/A

Tier I to risk weighted assets
Community First Bank & Trust	$43,745	8.86%	$19,754	4.00%	$29,631	6.00%	N/A	N/A
Consolidated	31,123	6.30%	19,770	4.00%	N/A	N/A	N/A	N/A

Tier I to average assets
Community First Bank & Trust	$43,745	6.44%	$27,159	4.00%	$33,949	5.00%	N/A	N/A
Consolidated	31,123	4.57%	27,259	4.00%	N/A	N/A	N/A	N/A

During the fourth quarter of 2011, the Company was informed that the FRB would be proposing a formal agreement following an offsite examination of the Company that was completed during the third quarter of 2011. Management has not yet been informed as to the provisions of that expected agreement but we expect that it will require, among other things, the Company to achieve, and thereafter maintain, capital levels in excess of those required to be considered well capitalized and prior approval of the FRB before we are permitted to pay dividends on our capital stock or interest payments on our indebtedness.

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

•    Formulate and submit to the FDIC and the Tennessee Department of Financial Institutions (the “Department”), within 60 days after September 20, 2011, a written policy covering expense reimbursement to the Bank’s directors, officers and employees, and while the Consent Order is in effect have the Board conduct monthly reviews of all expenses submitted for customer entertainment, business development and/or any other expense submitted by the Bank’s officers and directors;

•    Prepare and submit, within 120 days after September 20, 2011, to its supervisory authorities a budget and profit plan for calendar year 2012;

•    On or before December 31, 2011 achieve, and thereafter, maintain the Bank’s Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratios equal to or greater than 8.5%, 10.0% and 12.0%, respectively;

•    If the Bank’s capital ratios fall below the minimum levels set out in the previous bullet as of the date of any of the Bank’s Reports on Condition and Income, submit within 30 days of receiving a request to do so, to the FDIC and the Department a capital plan to increase the Bank’s capital to levels above these minimum levels; then initiate action within 30 days after the FDIC and the Department respond to the plan;

•    Refrain from paying cash dividends to the Company without the prior written consent of the FDIC and the Department;

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

•    Not extend, directly or indirectly, any additional credit to or for the benefit of any borrower whose extension of credit is classified “Doubtful” and/or “Substandard” by the FDIC or the Department unless the Bank’s board of directors has signed a detailed written statement giving reasons why the failure to extend such credit would be detrimental to the Bank;

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

The Bank’s capital levels as of December 31, 2011 were significantly below those that the Bank agreed to achieve by that date under the terms of the Consent Order. Based on December 31, 2011 levels of average assets and risk-weighted assets, the required amount of additional Tier 1 capital necessary for the Bank to meet the requirements of the Consent Order was approximately $22,413 which would also satisfy the total capital requirement. As a result of entering into the Consent Order, the Bank is subject to additional limitations on its operations including accepting, rolling over, or renewing brokered deposits, which could adversely affect the Bank’s liquidity and/or operating results. By virtue of entering into the Consent Order, the Bank is also limited from paying deposit rates above national rate caps published weekly by the FDIC, unless the Bank is determined to be operating in a high-rate market area. On December 1, 2011, the Bank received notification from the FDIC that it is operating in a high-rate environment, which allows the Bank to pay rates higher than the national rate caps, but continues to limit the Bank to rates that do not exceed the prevailing rate in the Bank’s market by more than 75 basis points. The Bank is also limited, as a result of its condition, in its ability to pay severance payments to its employees and must receive the consent of the FDIC and the Department to appoint new officers or directors.

As of December 31, 2011, we believe that we are in compliance with all provisions of the Consent Order that were required to be completed by December 31, 2011, with the exception of attaining the regulatory capital ratios required by the Consent Order. In accordance with the terms of the Consent Order, management has submitted a capital plan with the objective of attaining the capital ratios required by the Consent Order. The FDIC has not responded as to their acceptance or rejection of the capital plan. In addition to the capital plan, all other plans required by the Consent Order have been prepared and submitted to the FDIC for review.

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company would not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common or preferred stock and the Company’s subsidiaries may not pay dividends on the subsidiaries’ common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the Preferred Stock beginning in the second quarter of 2011. At December 31, 2011, the Company has $1,497 of interest accrued for which payment is being deferred. In addition, the Company has accumulated $847 in deferred dividends on its preferred stock. The Company’s subsidiary Community First Properties, Inc. suspended payment of its dividends on its preferred stock beginning with the dividend payment due December 31, 2011. At December 31, 2011, Community First Properties, Inc. has $8 of preferred stock dividends accrued for which payment is being deferred.

As a result of its losses in 2011, 2010 and 2009, the Bank is prohibited under applicable Tennessee law from declaring dividends, without prior approval from the Department. The terms of the Consent Order also prohibit the Bank from paying dividends to the Company without prior approval from the FDIC and the Department. The Company is prohibited from paying any dividends as a result of the board resolution it adopted at the request of the FRB and the suspension of dividends on the Preferred Stock the Company sold the U.S. Treasury and of interest on its subordinated debentures associated with its trust preferred securities. The Bank believes that the pending branch sales, described in Note 2 to the financial statements, if consummated, will improve the Bank’s capital levels. However, the consummation of the pending branch sales may not increase the Bank’s capital levels to those required to be maintained by the Bank in the Consent Order. As a result, and because the Company does not have cash available to contribute to the Bank in an amount sufficient to enable the Bank to achieve the capital levels it committed to maintain in the Consent Order, the Company will have to seek additional alternatives beyond the branch sales to raise capital in order to assist the Bank in meeting its obligations. The Company is currently considering the options available to it to increase capital levels at the Bank, including the sale of common or preferred stock of the Company or the sale of certain branch locations or other assets, or alternatively the sale of the Company. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company.

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides the U. S. Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the EESA is the CPP, which provided for direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.

The Company applied to participate in the program during the fourth quarter of 2008 and received notification of approval for the program in the first quarter of 2009. Under the terms of the program, the U.S. Treasury purchased $17,806 in Senior Preferred shares of the Company on February 27, 2009.

The Senior Preferred shares have a cumulative dividend rate of 5% per year, until the fifth anniversary of the U.S. Treasury’s investment, and a dividend rate of 9% thereafter. In addition, under the terms of the agreement, the Company issued warrants to the U.S. Treasury to purchase additional preferred shares equal to 5% of the investment in Senior Preferred shares at a discounted exercise price. The U.S. Treasury exercised the warrants immediately upon investment in the Senior Preferred shares. The Warrant Preferred shares have a cumulative dividend rate of 9% per year until redeemed. Dividends on both the Senior Preferred and the Warrant Preferred shares are required to be paid quarterly.

Dividend requirement for the preferred shares in years 2012 and 2013 are $970; 2014, $1,564; 2015 through redemption of the shares $1,683 per year. The increase in 2014 is due to the increase in the dividend rate on the Senior Preferred shares from 5% to 9%. The Company is able to redeem all or a portion of the Senior Preferred shares at any time following consultation with its primary regulator, but may not redeem the Warrant Preferred shares unless all of the Senior Preferred shares have been redeemed. The required dividends in future periods would be reduced for any redemptions.

Because the Bank incurred losses in 2011 and 2010, the Bank is currently unable to pay dividends to the Company, including, if necessary, dividends to support the Company’s payment of interest on its subordinated debentures and dividends on the Senior Preferred or Warrant Preferred Shares without prior approval by the Commissioner of the Department. In addition, the Bank is prohibited by the terms of the Consent Order form paying dividends to the Company without the prior approval of the Department and the FDIC.

As mentioned above, in January 2011, the Company adopted a board resolution agreeing that the Company would not pay any dividends on common or preferred stock or any interest payments on outstanding subordinated debentures without the FRB’s prior approval. During the first quarter of 2011, the Company sought such approval from the FRB and was approved to make the dividend payment on the Company’s outstanding Preferred Stock issued to the U.S. Treasury that was due on February 15, 2011. The FRB denied the Company’s request to make interest payments on outstanding subordinated debentures that were due in March 2011 and the Company has not been permitted to pay dividends on its subordinated debentures since that denial. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed twenty (20) consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, however, the Company may not pay any dividends on its common, or Preferred Stock, and the Company’s subsidiaries may not pay dividends on those subsidiaries’ common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on its Preferred Stock beginning in the second quarter of 2011. At December 31, 2011, the Company has $847 of Preferred Stock dividends accrued for which payment is being deferred. The Company’s subsidiary Community First Properties, Inc. suspended the payment of dividends on its preferred stock beginning with the dividend payment due on December 31, 2011. At December 31, 2011, Community First Properties, Inc. has $8 of preferred stock dividends accrued for which payment is being deferred.

Return on Equity and Assets

Returns on average consolidated assets and average consolidated equity and the ratio of average equity to average assets and the dividend payout ratio for the periods indicated are as follows:

	2011	2010	2009
Return on average assets	(2.35%)	(2.65%)	(1.33%)
Return on average equity	(83.21%)	(41.69%)	(19.96%)
Average equity to average assets ratio	2.83%	6.36%	6.68%
Dividend payout ratio	n/a	n/a	n/a

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Management uses a gap simulation model that takes cash flows into consideration. These include mortgage-backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing our pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest-bearing deposits that is actually repriceable within a year. Our cumulative one year gap position at December 31, 2011, was 1.27% of total assets. Our policy states that our one-year cumulative gap should not exceed 15% of total assets.

At year end 2011, $322,400 of $488,191 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year totaled $153,157, or 40.2% of total loans at December 31, 2011. We had $58,672 of loans maturing or repricing after five years. As of December 31, 2011, we had $217,887 in time deposits maturing or repricing within one year.

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

December 31, 2011

Basis Point Change	+200 bp	+100bp	-100bp	-200bp
Increase (decrease) in net interest income	8.36%	3.60%	(5.07%)	(12.89%)

December 31, 2010

Basis Point Change	+200 bp	+100bp	-100bp	-200bp
Increase (decrease) in net interest income	9.91%	3.35%	(1.24%)	(2.14%)

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

December 31, 2011

Basis Point Change	+200 bp	+100bp	-100bp	-200bp
Increase (decrease) in equity at risk	9.09%	6.25%	(2.83%)	7.38%

December 31, 2010

Basis Point Change	+200 bp	+100bp	-100bp	-200bp
Increase (decrease) in equity at risk	0.10%	(1.0%)	1.20%	1.60%

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

The following consolidated financial statements of the Company, together with the Notes thereto and the Management Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm thereon, are included on pages F-1 to F-73 of this Annual Report on Form 10-K and are incorporated herein by reference:

•	Balance Sheets as of December 31, 2011 and 2010

•	Statements of Operations for the three years ended December 31, 2011

•	Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2011

•	Statements of Cash Flows for the three years ended December 31, 2011

•	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(d) promulgated under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to its management, including its President (the Company’s principal executive officer) and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its President and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the President and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

The report of the Company’s management on the Company’s internal control over financial reporting is set forth on page F-3 of this Annual Report on Form 10-K.

There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended December 31, 2011 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item 10 will appear in, and is hereby incorporated by reference to, the information under the headings “Proposal 1: Election of Directors-Directors Standing For Election and-Directors Continuing in Office,” “Executive Officers,” “Corporate Governance-Meetings and Committees of the Board of Directors-Audit Committee,” and “Security Ownership of Certain Beneficial Owners and Management-Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2012 annual meeting of shareholders.

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

The information required by this Item 11 will appear in, and is hereby incorporated by reference to, the information under the headings “Executive and Director Compensation” and “Corporate Governance-Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2012 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
RELATED	STOCKHOLDER MATTERS

Certain of the information required by this Item 12 will appear in, and is hereby incorporated by referenced from, the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2012 annual meeting of shareholders.

Equity Compensation Plan Information

The following table set forth certain information as of December 31, 2011 regarding compensation plans under which our equity securities are available for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrant and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a)) (c)
Equity compensation plans approved by security holders	119,550	$22.49	347,559
Equity compensation plans not approved by security holders	—	—	—

	119,550	$22.49	347,559

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will appear in, and is hereby incorporated by reference to, the information under the headings “Corporate Governance-Certain Relationships and Related Transactions and -Director Nomination Procedure and Director Independence” in our definitive proxy statement for the 2012 annual meeting of shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will appear in, and is hereby incorporated by reference to, the information under the heading “Proposal 3-Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2012 annual meeting of shareholders.

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

COMMUNITY FIRST, INC.

Date: March 30, 2012	By:	/s/ Louis E. Holloway

Louis E. Holloway
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Eslick E. Daniel	Chairman of the Board	March 30, 2012
Eslick E. Daniel

/s/ Louis E. Holloway	President	March 30, 2012
Louis E. Holloway	(Principal Executive Officer)

/s/ Dianne Scroggins	Chief Financial Officer	March 30, 2012
Dianne Scroggins	(Principal Financial and Accounting Officer)

/s/ Fred C. White	Director	March 30, 2012
Fred C. White

/s/ W. Roger Witherow	Director	March 30, 2012
W. Roger Witherow

/s/ Bernard Childress	Director	March 30, 2012
Bernard Childress

/s/ Stephen F. Walker	Director	March 30, 2012
Stephen F. Walker

/s/ Randy A. Maxwell	Director	March 30, 2012
Randy A. Maxwell

/s/ H. Allen Pressnell, Jr.	Director	March 30, 2012
H. Allen Pressnell, Jr.

/s/ Dinah C. Vire	Director	March 30, 2012
Dinah C. Vire

/s/ Vasant (Vince) G. Hari	Director	March 30, 2012
Vasant (Vince) G. Hari

COMMUNITY FIRST, INC.

CONSOLIDATED BALANCE SHEETS

December 31

(Dollar amounts in thousands, except per share data)

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of Community First, Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control system was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this assessment we believe that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because that requirement under Section 404 of the Sarbanes Oxley Act of 2002 was permanently removed for non-accelerated filers pursuant to the provisions of Section 989(G) set forth in the Dodd-Frank Act.

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED BALANCE SHEETS

December 31

(Dollar amounts in thousands, except per share data)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Community First, Inc.

We have audited the accompanying consolidated balance sheets of Community First, Inc. (the “Company”) as of December 31, 2011 and 2010 and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community First, Inc. as of December 31, 2011 and 2010 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 21 of the consolidated financial statements, the Company’s bank subsidiary, Community First Bank & Trust, (‘Bank”) is not in compliance with a regulatory enforcement action issued by its primary federal regulator requiring, among other things, a minimum Tier 1 Leverage capital ratio at the Bank of not less than 8.5%, a minimum Tier 1 capital to risk-weighted assets ratio of not less than 10.0% and a minimum Total capital to risk-weighted assets ratio of not less than 12.0%. The Bank’s Tier 1 Leverage capital ratio was 4.92%, its Tier 1 capital to risk-weighted assets ratio was 7.22% and its Total-capital to risk weighted assets ratio was 8.51% at December 31, 2011. Continued failure to comply with the regulatory enforcement action may result in additional adverse regulatory action. Management’s plans with regards to these matters are also discussed in Note 21 to the consolidated financial statements.

/s/ Crowe Horwath LLP

Brentwood, Tennessee

March 30, 2012

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED BALANCE SHEETS

December 31

(Dollar amounts in thousands, except per share data)

	2011	2010
ASSETS
Cash and due from financial institutions	$73,708	$59,919
Federal funds sold	3,034	384

Cash and cash equivalents	76,742	60,303
Time deposits in other financial institutions	250	1,959
Securities available for sale	63,660	63,482
Loans held for sale in secondary market	5,274	4,282
Loans held for sale, net of allowance of $1,084	53,125	—
Loans	381,196	506,974
Allowance for loan losses	(19,546)	(18,167)

Net loans	361,650	488,807

Restricted equity securities	1,727	1,727
Premises and equipment, net	9,277	15,037
Premises and equipment held for sale,net	4,982	—
Core deposit and customer relationship intangibles	1,551	1,790
Accrued interest receivable	2,096	2,528
Bank owned life insurance	9,040	8,743
Other real estate owned, net	22,055	11,791
Other assets	5,344	6,931

Total assets	$616,773	$667,380

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$46,664	$49,333
Noninterest-bearing held for sale	5,213	—
Interest-bearing	415,642	545,736
Interest-bearing held for sale	87,518	—

Total deposits	555,037	595,069

Federal Home Loan Bank advances	16,000	16,000
Subordinated debentures	23,000	23,000
Accrued interest payable	2,390	1,667
Repurchase agreement	7,000	7,000
Other liabilities	3,771	1,883

Total liabilities	607,198	644,619

Commitments and contingent liabilities (Note 19)

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED BALANCE SHEETS

December 31

(Dollar amounts in thousands, except per share data)

	2011	2010
Shareholders’ equity
Senior preferred shares, no par value; 5% cumulative; liquidation value $18,653. Authorized 2,500,000 shares; 17,806 shares issued and outstanding at December 31, 2011 and 2010, respectively.	17,806	17,806
Warrant preferred shares, no par value; 9% cumulative; liquidation value $890. 890 shares issued and outstanding at December 31, 2011 and 2010, respectively.	890	890
Net discount on preferred stock	(419)	(594)

Total preferred shares	18,277	18,102
Common stock, no par value; 10,000,000 shares authorized; 3,273,759 and 3,272,412 shares issued and outstanding at December 31, 2011 and 2010, respectively.	28,580	28,500
Accumulated deficit	(38,202)	(22,005)
Accumulated other comprehensive income (loss)	920	(1,836)

Total shareholders’ equity	9,575	22,761

Total liabilities and shareholders’ equity	$616,773	$667,380

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	2011	2010	2009
Interest income
Loans, including fees	$26,308	$30,063	$31,376
Taxable securities	1,598	2,161	3,272
Tax exempt securities	459	414	314
Federal funds sold and other	321	287	296

Total interest income	28,686	32,925	35,258

Interest expense
Deposits	7,082	9,834	15,083
Federal Home Loan Bank advances and federal funds purchased	375	456	699
Subordinated debentures and other	1,631	1,631	1,742

Total interest expense	9,088	11,921	17,524

Net interest income	19,598	21,004	17,734
Provision for loan losses	13,029	14,434	10,921

Net interest income after provision for loan losses	6,569	6,570	6,813

Noninterest income
Service charges on deposit accounts	1,809	1,844	2,027
Gain on sale of loans	548	974	1,110
Net gains on sale of securities	—	522	1,135
Investment services income	226	588	274
Earnings on bank owned life insurance policies	297	313	345
ATM income	124	114	122
Other customer fees	65	61	83
Other service charges, commissions, and fees	284	247	220

Total noninterest income	3,353	4,663	5,316

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	2011	2010	2009
Noninterest expenses
Salaries and employee benefits	$8,353	$9,514	$9,274
Securities impairment loss	5,000	—	1,338
Goodwill impairment	—	5,204	—
Other real estate expense	3,016	3,258	1,816
Occupancy expense	1,543	1,500	1,513
Regulatory and compliance expenses	1,390	1,491	1,728
Losses on other repossessed assets	1,025	—	—
Data processing	931	931	956
Furniture and equipment expense	737	916	1,039
Audit, accounting and legal	733	630	537
Operational expenses	706	788	881
ATM expense	580	541	523
Advertising and public relations	357	644	660
Postage and freight	345	351	331
Other insurance expense	274	186	169
Amortization of intangible asset	239	275	318
Director expense	228	213	221
Loan expense	208	469	232
Other employee expenses	139	254	245
Miscellaneous chargeoffs	—	31	194
Miscellaneous taxes and fees	54	104	137
Correspondent bank charges	50	44	112
Other	621	464	855

Total noninterest expenses	26,529	27,808	23,079

Loss before income taxes	(16,607)	(16,575)	(10,950)
Income tax (benefit) expense	(1,555)	1,631	(1,378)

Net loss	(15,052)	(18,206)	(9,572)
Preferred stock dividends	(970)	(970)	(816)
Accretion of preferred stock discount	(175)	(165)	(131)

Net loss allocated to common shareholders	$(16,197)	$(19,341)	$(10,519)

Loss per share
Basic	$(4.95)	$(5.91)	$(3.23)
Diluted	(4.95)	(5.91)	(3.23)

Weighted average common shares
Basic	3,273,301	3,271,591	3,252,666
Diluted	3,273,301	3,271,591	3,252,666

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	2011	2010	2009
Comprehensive Loss
Net loss	$(15,052)	$(18,206)	$(9,572)
Reclassification adjustment for other-than-temporary losses included in net loss, net of $1,819, $0, and $48 income taxes in 2011, 2010, and 2009, respectively	3,181	—	627
Reclassification adjustment for realized gains included in net income, net of $0, $0, and $435 income taxes in 2011, 2010 and 2009, respectively	—	(522)	(700)
Change in unrealized gain on securities available for sale, net of income taxes of $243, $761, and $379 in 2011, 2010, and 2009, respectively	(425)	(1,487)	94

Comprehensive loss	(12,296)	(20,215)	(9,551)

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	Common	Preferred	Common	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Stock	Stock	Deficit)	Income (Loss)	Equity
Balance at December 31, 2008	3,208,321	$—	$27,546	$8,337	$152	$36,035

Exercise of stock options	41,145	—	14	—	—	14
Sale of shares of common stock	1,402	—	24	—	—	24
Stock based compensation expense
Restricted stock grants	999	—	30	—	—	30
Stock options	—	—	200	—	—	200
Issuance of shares of common stock through dividend reinvestment	2,335	—	47	(47)	—	—
Stock dividends declared ($0.10 per common share)	15,722	—	314	(314)	—	—
Cash dividend ($0.05 per share)	—	—	—	(121)	—	(121)
Preferred stock dividends	—	—	—	(816)	—	(816)
Recognized tax benefit of stock option activity	—	—	128	—	—	128
Issuance of preferred stock, net of issuance costs	—	17,806	(104)	—	—	17,702
Accretion of discount on preferred stock	—	131	—	(131)	—	—
Comprehensive income (loss)
Net loss	—	—	—	(9,572)	—	(9,572)
Other comprehensive income
Reclassification adjustment for realized gains included in net income, net of tax effects of $435	—	—	—	—	(700)	(700)
Reclassification adjustment for other-than-temporary impairment losses included in net loss, net of income taxes of $48	—	—	—	—	627	627
Change in unrealized gain on securities available for sale, net of tax effect of $379	—	—	—	—	94	94

Total comprehensive loss						(9,551)

Balance at December 31, 2009	3,269,924	$17,937	$28,199	$(2,664)	$173	$43,645

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	Common	Preferred	Common	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Stock	Stock	Deficit)	Income (Loss)	Equity
Balance at December 31, 2009	3,269,924	$17,937	$28,199	$(2,664)	$173	$43,645

Sale of shares of common stock	1,422	—	14	—	—	14
Stock based compensation expense
Restricted stock grants	998	—	(2)	—	—	(2)
Stock options	—	—	162	—	—	162
Issuance of shares of common stock through dividend reinvestment	68	—	1	—	—	1
Preferred stock dividends	—	—	—	(970)	—	(970)
Recognized tax benefit of stock option activity	—		126	—	—	126
Accretion of discount on preferred stock	—	165	—	(165)	—	—
Comprehensive loss
Net loss	—	—	—	(18,206)	—	(18,206)
Other comprehensive loss
Reclassification adjustment for realized gains included in net income, net of $0 tax effect	—	—	—	—	(522)	(522)
Change in unrealized gain on securities available for sale, net of tax effect of $761	—	—	—	—	(1,487)	(1,487)

Total comprehensive loss						(20,215)

Balance at December 31, 2010	3,272,412	$18,102	$28,500	$(22,005)	$(1,836)	$22,761

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	Common	Preferred	Common	Retained Earnings (Accumulated	Accumulated Other Comprehensive	Total Shareholders’
	Shares	Stock	Stock	Deficit)	Income (Loss)	Equity
Balance at December 31, 2010	3,272,412	$18,102	$28,500	$(22,005)	$(1,836)	$22,761

Sale of shares of common stock	1,347	—	11	—	—	11
Stock based compensation expense Stock options	—	—	69	—	—	69
Issuance of shares of common stock through dividend reinvestment	—	—	—	—	—	—
Preferred stock dividends	—	—	—	(970)	—	(970)
Accretion of discount on preferred stock	—	175	—	(175)	—	—
Comprehensive loss
Net loss	—	—	—	(15,052)	—	(15,052)
Other comprehensive income
Reclassification adjustment for other-than-temporary losses included in net loss, net of $1,819 income taxes	—	—	—	—	3,181	3,181
Change in unrealized gain on securities available for sale, net of $243 income taxes	—	—	—	—	(425)	(425)

Total comprehensive loss						(12,296)

Balance at December 31, 2011	3,273,759	$18,277	$28,580	$(38,202)	$920	$9,575

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	2011	2010	2009
Cash flows from operating activities
Net loss	$(15,052)	$(18,206)	$(9,572)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation of premises and equipment	1,067	1,221	1,306
Amortization on securities, net	591	413	271
Amortization of core deposit and customer relationship intangibles	239	275	318
Provision for loan losses	13,029	14,434	10,921
Deferred income tax expense (benefits), net of valuation allowance	(1,555)	1,631	163
Mortgage loans originated for sale	(16,569)	(53,654)	(70,762)
Proceeds from sale of mortgage loans	15,922	54,928	71,720
Gain on sale of loans	(548)	(974)	(1,110)
Gain on sale of securities	—	(522)	(1,135)
Other real estate write-downs and losses on sale	2,020	2,429	1,386
Holding losses (recoveries) on loans held for sale	(11)	(22)	11
Decrease in accrued interest receivable	432	59	45
Increase (decrease) in accrued interest payable	723	(844)	(654)
Securities impairment loss	5,000	—	1,338
Losses on other repossessed assets	1,025	—	—
Stock based compensation	69	160	230
Earnings on bank owned life insurance policies	(297)	(313)	(345)
Tax benefit on exercise of stock options	—	(126)	(128)
Goodwill impairment losses	—	5,204	—
Other, net	2,690	1,001	(3,749)

Net cash from operating activities	8,775	7,094	254

Cash flows from investing activities
Available for sale securities:
Sale of securities :
Mortgage-backed securities	—	33,174	40,036
Other	—	—	4,473
Purchases:
Mortgage-backed securities	(3,728)	(14,470)	(58,751)
Other	(11,453)	(73,811)	(23,039)
Maturities, prepayments, and calls:
Mortgage-backed securities	6,669	8,196	15,099
Other	7,074	57,500	22,907
Purchase of restricted equity securities	—	—	(278)
Net decrease in loans	40,010	17,006	15,937
Proceeds from sale of other real estate owned	7,887	5,611	3,904
Additions to premises and equipment, net	(331)	(251)	(335)
Proceeds from sale of premises and equipment	91	57	—
Net change in time deposits in other financial institutions	1,709	2,034	(3,993)

Net cash from investing activities	47,928	35,046	15,960

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	2011	2010	2009
Cash flows from financing activities
Increase (decrease) in deposits	(40,032)	(11,127)	6,878
Proceeds from Federal Home Loan Bank advances	—	5,000	3,000
Repayment of Federal Home Loan Bank advances	—	(6,000)	(18,000)
Repayments of other borrowed money	—	—	(4,835)
Proceeds from (repayment of) federal funds purchased	—	—	(9,000)
Proceeds from issuance of common stock	11	15	24
Proceeds from stock option exercises	—	—	14
Proceeds from issuance of preferred stock, net of issuance costs	—	—	17,702
Tax benefit on exercise of stock options	—	126	128
Cash paid for preferred stock dividends	(243)	(971)	(695)
Cash paid for common stock dividends	—	—	(121)

Net cash from financing activities	(40,264)	(12,957)	(4,905)

Net change in cash and cash equivalents	16,439	29,183	11,309
Cash and cash equivalents at beginning of period	60,303	31,120	19,811

Cash and cash equivalents at end of period	$76,742	$60,303	$31,120

Supplemental disclosures of cash flow information:
Cash paid during year for:
Interest	$8,365	$12,765	$18,178
Net Income taxes paid (refunded)	(882)	175	26
Supplemental noncash disclosures
Transfer from loans to other real estate owned	20,171	7,810	8,016
Transfer from loans held for sale to portfolio loans	203	651	1,159
Issuance of common stock through dividend reinvestment	—	—	47
Dividends declared not paid	847	120	121
Loans made to facilitate the sale of other real estate owned	210	—	—

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2011

(Dollar amounts in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

On December 28, 2011, the Bank entered into a Purchase and Assumption Agreement with Southern Community Bank (“Southern Community”), pursuant to which the Bank agreed to sell certain of its loans and deposits of its Murfreesboro, Tennessee branch location to Southern Community. This transaction is expected to close on March 30, 2012. On February 9, 2012, the Bank entered into a Purchase and Assumption Agreement with CapStar Bank (“CapStar”), pursuant to which the Bank agreed to sell certain of its loans and deposits of its Franklin, Tennessee branch location to CapStar Bank. This transaction is expected to close in the second quarter of 2012. Information regarding the pending sale of these branches is discussed in detail below in Note 2.

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, carrying values of other real estate owned, deferred tax assets and related valuation allowance, assumptions for retirement plans, and fair values of financial instruments are particularly subject to change.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2011

(Dollar amounts in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Management evaluates securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Loans Held for Sale in secondary market: Loans held for sale in secondary market include mortgage loans originated and intended for sale in the secondary market and carried at fair value. Fair value adjustments, as well as realized gains and loss are recorded in current earnings. Fair value for loans to be sold in the secondary market is determined by outstanding commitments from third party investors and adjusted for certain direct loan origination costs. In the normal course of business, at the time of funding the loan held for sale by the Company, there is a commitment from a third party investor to purchase the loan held for sale. All secondary market mortgage loans are sold servicing released and the service release premium, as well as loan origination fees and discounts on loans sold are recorded in earnings.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2011

(Dollar amounts in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Also included in loans held for sale is the guaranteed portion of loans originated with a Small Business Administration (“SBA”) guarantee. SBA guaranteed loans are recorded at contract value. SBA guaranteed loans are generally sold with servicing rights retained.

Loans Held for Sale net of allowance: Loans held for sale net of allowance are loans from the Bank’s existing portfolio that are expected to be sold as part of the sale of the Murfreesboro, Tennessee and Franklin, Tennessee branch sales, which are expected to close in the first and second quarters of 2012, respectively. The loans to be sold as part of the branch sales are reported at net book value, which is the contract value of each respective loan, reduced by the portion of the allowance for loan losses that was attributable to this loan pool.

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

Loans originated to facilitate the sale of other real estate owned that exceed a loan balance to collateral value ratio of more than a certain percentage, depending on the loan type, are reclassified as other real estate owned on the balance sheet. When the loan balance to collateral value becomes less than the threshold for that particular loan type, the loans are reported with other loans. Interest income on loans reported in other real estate owned is included in loan interest income.

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within Maury, Williamson, Hickman, and Rutherford Counties of Tennessee. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in those counties.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2011

(Dollar amounts in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2011

(Dollar amounts in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following loan portfolio segments have been identified with a discussion of the risk characteristics of these portfolio segments:

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

Commercial Real Estate loans are secured by farmland or by improved commercial property. Farmland includes all land known to be used or usable for agricultural purposes, such as crop and livestock production, grazing, or pasture land. Improved commercial property can be owner occupied or non-owner occupied secured by commercial structures such as churches, retail strip centers, hotels, industrial warehouses or office buildings. The repayment of these loans tends to depend upon the operation and management of a business or lease and therefore adverse economic conditions can affect the ability to repay.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2011

(Dollar amounts in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate Secured Loans include those loans secured by five or more multi-family dwelling units. These loans are typically exemplified by apartment buildings or complexes. The ability to manage and rent units affects the income that usually provides repayment for this type of loan.

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

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 7 years. Premises and equipment that have been identified for future sale or other disposal are reported as held for sale at fair value.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2011

(Dollar amounts in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Goodwill and Other Intangible Assets: Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. As a result of the impairment analysis performed for year ended December, 31, 2010, the Company’s recorded goodwill was determined to be fully impaired and is discussed further in Note 6. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from the Company’s acquisition of the First National Bank of Centerville, in Centerville, Tennessee (“First National”). These assets are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which were determined to be 15 years.

Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on the anticipated gain from the sale of the underlying loan. Changes in the fair values of these derivatives are included in noninterest income as gain on sale of loans.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2011

(Dollar amounts in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings (loss) per Common Share: Basic earnings (loss) per common share is net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Comprehensive Income (Loss): Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale, which are also recognized as a separate component of equity.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2011

(Dollar amounts in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Dividend Restriction: The Company’s primary source of funds to pay dividends to shareholders is the dividends it receives from the Bank. Applicable state laws and the regulations of the Federal Reserve Bank and the Federal Deposit Insurance Corporation regulate the payment of dividends. Under the state regulations, the amount of dividends that may be paid by the Bank to the Company without prior approval of the Commissioner of the Tennessee Department of Financial Institutions is limited in any one year to an amount equal to the net income in the calendar year of declaration plus retained net income for the preceding two years; however, future dividends will be dependent on the level of earnings, capital and liquidity requirements and considerations of the Bank and Company. Currently, the Bank is prohibited from declaring dividends without prior approval from its regulators, as is discussed further in Note 21.

Fair Value of Financial Instruments: Fair value of financial instruments is estimated using relevant market information and other assumptions, as more fully disclosed in Note 8. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. These reclassifications did not impact results of operations or shareholders equity.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2011

(Dollar amounts in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Standards:

FASB ASU 2011–2 Troubled Debt Restructurings. In April 2011, the FASB amended existing guidance and clarified when creditors such as banks should classify loan modifications as troubled debt restructurings. Banks will now need to consider all available evidence when evaluating whether a loan modification is a troubled debt restructuring. This new guidance could result in more loan modifications being classified as troubled debt restructurings, which could affect the allowance for loan losses and increase disclosures. This new guidance for identifying and disclosing troubled debt restructurings is effective for interim and annual periods beginning on or after June 15, 2011 and applies retrospectively to troubled debt restructurings occurring after the beginning of the year. See Note 4 to these Consolidated Financial Statements for the required disclosures at December 31, 2011. Adoption of this standard did not have a material effect on the Company’s operating results or financial condition.

Accounting Standards Newly Issued Not Yet Effective

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

In May, 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. Included in the ASU are requirements to disclose additional quantitative disclosures about unobservable inputs for all Level 3 fair value measurements, as well as qualitative disclosures about the sensitivity inherent in recurring Level 3 fair value measurements. The ASU is effective during the interim and annual periods beginning after December 15, 2011. The adoption of this ASU is not expected to have a material impact on the Company’s financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2011

(Dollar amounts in thousands, except per share data)

NOTE 2 – BRANCH DIVESTITURES

In an effort to comply with the capital requirements set forth in the Consent Order, described in Note 21, the Bank decided to sell two of its branches that are located on the outer limits of its geographic footprint and return focus to the Bank’s core markets. The branch sales will improve the Bank’s capital ratios and concentration levels, both of which are specific requirements of the Consent Order.

The following paragraphs outline certain of the terms of the branch divestitures.

On December 28, 2011, the Bank and Southern Community entered into a Purchase and Assumption Agreement, which provides for the sale of certain assets and the transfer of certain liabilities relative to the Bank’s Murfreesboro, Tennessee branch location (the “Murfreesboro Branch”). Under the terms of the Purchase and Assumption Agreement, Southern Community will purchase certain assets of the Murfreesboro Branch, including approximately $7.9 million in loans and the fixtures and equipment associated with the Murfreesboro Branch. Southern Community will also assume substantially all of the deposit liabilities associated with the Murfreesboro Branch (which totaled approximately $32.9 million as of December 31, 2011) and is expected to assume the Bank’s lease on the Murfreesboro Branch location. The Bank is retaining approximately $6.7 million in loans related to the Murfreesboro Branch. The loans and fixtures and equipment being sold to Southern Community are being sold at the Bank’s book value. Southern Community will pay a premium of 4% on the deposit liabilities assumed. To the extent that the liabilities assumed by Southern Community exceed the value of the assets purchased by Southern Community plus the amount of the deposit premium, the Bank will make a cash payment to Southern Community equal to such difference.

All of the required regulatory approvals for the transaction with Southern Community have been received. The transaction is expected to close on or about March 30, 2012, however it is possible that administrative logistical issues could delay the actual closing date.

On February 9, 2012, the Bank and Capstar entered into a Purchase and Assumption Agreement , which provides for the sale of certain assets and the transfer of certain liabilities relative to the Bank’s branch office located at 9045 Carothers Parkway, Franklin, Tennessee 37067 (the “Cool Springs Branch”). Under the terms of the Purchase and Assumption Agreement, Capstar will purchase certain assets of the Cool Springs Branch, including the real property on which the Cool Springs Branch is located (the “Cool Springs Real Property”), the leases associated with the Cool Springs Real Property, approximately $46.37 million in loans (subject to adjustment between February 9, 2012, and the closing date) and the fixtures and equipment which are associated with the Cool Springs Branch. Capstar will also assume certain liabilities, including substantially all of the deposit liabilities associated with the Cool Springs Branch (which totaled approximately $59.8 million as of December 31, 2011). The purchase price for the assets purchased by Capstar other than the Real Property will be the Bank’s net book value for such assets. The Real Property, however, will be sold at fair market value as determined by a mutually agreed upon independent real estate appraiser. Capstar will pay a premium of 4% on the deposit liabilities assumed. To the extent that the liabilities assumed by Capstar exceed the value of the assets purchased by Capstar plus the amount of the deposit premium, the Bank will make a cash payment to Capstar equal to such difference.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2011

(Dollar amounts in thousands, except per share data)

NOTE 2 – BRANCH DIVESTITURES (Continued)

The transaction with Capstar is subject to receipt of required regulatory approvals and the satisfaction of other customary closing conditions, and is expected to be completed in the second quarter of 2012.

The Company does not currently have plans to sell any additional branches other than the two discussed above.

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at December 31, 2011 and 2010 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2011
U.S. government sponsored entities	$13,275	$8	$(8)	$13,275
Mortgage-backed – residential	28,181	1,410	—	29,591
State and municipals	18,614	1,223	(11)	19,826
Corporate	1,000	—	(32)	968

Total	$61,070	$2,641	$(51)	$63,660

2010
U.S. government sponsored entities	$6,016	$—	$(79)	$5,937
Mortgage-backed – residential	31,428	720	(173)	31,975
State and municipals	18,831	148	(428)	18,551
Corporate	8,949	—	(1,930)	7,019

Total	$65,224	$868	$(2,610)	$63,482

The proceeds from sales of securities and the associated gains and losses for the three most recently completed fiscal years are listed below:

	2011	2010	2009
Proceeds	$—	$33,174	$44,509
Gross gains	—	522	1,140
Gross losses	—	—	(5)

Tax provision related to the net realized gains for 2011, 2010 and 2009 was $0, $0, and $435, respectively.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2011

(Dollar amounts in thousands, except per share data)

NOTE 3 – SECURITIES AVAILABLE FOR SALE (Continued)

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	December 31, 2011
	Amortized Cost	Fair Value
Due in one year or less	$193	$194
Due after one through five years	10,090	10,103
Due after five through ten years	17,427	18,465
Due after ten years	5,179	5,307
Mortgage-backed – residential	28,181	29,591

Total	$61,070	$63,660

Securities pledged at year-end 2011 and 2010 had a carrying amount of $48,408 and $43,279 and were pledged to secure public deposits and repurchase agreements.

At year end 2011, the Company held securities issued by the following entities for which the aggregate face amount of investments is greater than 10% of shareholders’ equity as of December 31, 2011:

		Face	Fair	% of
Type	Issuer	Value	Value	Capital
State and municipals	Brentwood, Tennessee	$1,134	$1,214	11.84%
State and municipals	Columbia, Tennessee	$1,479	$1,548	15.45%
State and municipals	Hardin County, Tennessee	$1,547	$1,669	16.16%
State and municipals	Hamilton County, Tennessee	$2,534	$2,758	26.47%
State and municipals	Madison County, Tennessee	$2,985	$3,249	31.18%

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2011

(Dollar amounts in thousands, except per share data)

NOTE 3 – SECURITIES AVAILABLE FOR SALE (Continued)

At year end 2010, the Company held securities issued by the following entities for which the aggregate face amount of investments is greater than 10% of shareholders’ equity as of December 31, 2010:

		Face	Fair	% of
Type	Issuer	Value	Value	Capital
State and municipals	Hamilton County, Tennessee	$2,536	$2,576	11.14%
State and municipals	Madison County, Tennessee	$3,002	$2,881	13.19%
Corporate	Tennessee Commerce Statutory Trust	$5,000	$3,176	21.97%

Other than the above investments, the Company did not hold securities of any one issuer, other than U.S. Government sponsored entities, with a face amount greater than 10% of shareholders’ equity as of December 31, 2011 or 2010.

The following table summarizes the investment securities with unrealized losses at December 31, 2011 and 2010 aggregated by major security type and length of time in a continuous unrealized loss position:

2011	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$8,031	$(8)	$—	$—	$8,031	$(8)
State and municipals	—	—	664	(11)	664	(11)
Corporate	—	—	968	(32)	968	(32)

Total temporarily impaired	$8,031	$(8)	$1,632	$(43)	$9,663	$(51)

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2011

(Dollar amounts in thousands, except per share data)

NOTE 3 – SECURITIES AVAILABLE FOR SALE (Continued)

2010	Less than 12 Months		12 Months or More		Total

Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$5,937	$(79)	$-	$-	$5,937	$(79)
Mortgage-backed – residential	10,301	(173)	-	-	10,301	(173)
State and municipals	9,299	(419)	669	(9)	9,968	(428)
Corporate	2,936	(12)	4,083	(1,918)	7,019	(1,930)

Total temporarily impaired	$28,473	$(683)	$4,752	$(1,927)	$33,225	$(2,610)

As of December 31, 2011, the Company’s security portfolio consisted of 93 securities, 6 of which were in an unrealized loss position. Unrealized losses on U.S. Government Sponsored Entities and State and Municipal bonds have not been recognized into income because the issuer(s) bonds are of high credit quality, management does not intend to sell and it is likely that management will not be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bond(s) approach maturity.

In the third quarter of 2011, the Company experienced losses of $5,000 related to impairment of a trust preferred security held by the Bank and issued by Tennessee Commerce Statutory Trust, an affiliate of Tennessee Commerce Bancorp, Inc. On January 27, 2012, Tennessee Commerce Bancorp, Inc.’s bank subsidiary, Tennessee Commerce Bank, was placed into receivership by the Tennessee Department of Financial Institutions after Tennessee Commerce Bank’s capital deteriorated significantly in the third quarter of 2011. The Company does not anticipate that it will recover any of the Bank’s investment in the trust preferred security. As a result, the Company recorded an impairment charge of $5,000 during the third quarter of 2011, which represents the Company’s full investment in the trust preferred securities.

The Company’s remaining corporate securities are issued by bank holding companies with subsidiary banks that are well capitalized as of December 31, 2011. The Company has considered the capital position and liquidity of the issuers, as well as the existence and severity of any regulatory agreements to which the issuer or its affiliated financial institution is subject. The issuers are not in default, have not elected to defer contractual interest obligations, and appear to have the ability to continue to service the contractual obligations. The decline in fair value is primarily attributable to illiquidity and the financial crisis affecting these markets and not necessarily the expected cash flows of the individual securities. Due to the illiquidity in the market, it is unlikely that the Company would be able to recover its investment in these securities if the Company sold the securities at this time. Management’s analysis concluded that the securities have not had an adverse change in expected cash flows and that the

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2011

(Dollar amounts in thousands, except per share data)

NOTE 3 – SECURITIES AVAILABLE FOR SALE (Continued)

Company does not intend to sell the securities, and it is likely that the Company will not be required to sell the securities prior to their anticipated recovery, therefore the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2011.

The table below presents a rollforward for the years ended December 31, 2011 and 2010 of the credit losses recognized in earnings:

	2011	2010
Beginning balance, January 1,	$1,338	$1,338
Additions for credit losses on securities for which no previous other-than-temporary impairment was recognized	5,000	—
Increases to credit losses on securities for which other-than- temporary impairment was previously recognized	—	—
Reductions for previous credit losses realized on securities sold during the year	—	—
Reductions for previous credit losses related to securities the company now intends to sell or will be more likely than not required to sell	—	—
Reductions for previous credit losses due to an increase in cash flows expected to be collected	—	—

Ending balance, December 31,	$6,338	$1,338

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2011

(Dollar amounts in thousands, except per share data)

NOTE 4 – LOANS

Loans outstanding by category at December 31, 2011 and 2010 were as follows:

	2011	2010
Real estate construction:
Residential construction	$17,923	$37,689
Other construction	35,517	52,220
1-4 Family residential:
Revolving, open ended	22,107	40,608
First liens	95,121	118,493
Junior liens	4,527	7,775
Commercial real estate:
Farmland	8,259	8,986
Owner occupied	47,343	69,901
Non-owner occupied	96,929	96,629
Other real estate secured loans	7,405	7,206
Commercial, financial and agricultural:
Agricultural	1,093	1,279
Commercial and industrial	29,693	47,174
Consumer	7,430	9,723
Tax exempt	52	118
Other	7,797	9,173

	$381,196	$506,974

Residential mortgage loans intended to be sold to secondary market investors that were not subsequently sold totaled $203 in 2011 and $651 in 2010. As a result, the Bank transferred these loans at fair value to the Bank’s regular loan portfolio. The fair value adjustment resulted in a loss of $11 and $22 in 2011 and 2010, respectively. The principal balance and carrying value of loans reclassified from held for sale to portfolio loans was $2,070 and $2,021 at December 31, 2011.

Changes in the allowance for loan losses were as follows:

	2011	2010	2009
Balance at beginning of year	$18,167	$13,347	$8,981
Provision for loan losses	13,029	14,434	10,921
Loans charged off	(10,890)	(9,754)	(6,757)
Recoveries	324	140	202
Transfers due to branch sales	(1,084)	—	—

Balance at end of year	$19,546	$18,167	$13,347

Loans that are expected to be sold as part of the branch sales discussed in Note 2 are reported in loans held for sale, net of allowance of $1,084.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2011

(Dollar amounts in thousands, except per share data)

NOTE 4 – LOANS (Continued)

The following tables present activity in allowance for loan losses and the outstanding loan balance by portfolio segment and based on impairment method as of December 31, 2011. The balances for “recorded investment” in the following tables related to credit quality do not include approximately $1,520 and $2,035 in accrued interest receivable at December 31, 2011 and 2010, respectively. Accrued interest receivable is a component of the Company’s recorded investment in loans.

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
December 31, 2011
Allowance for loan losses:
Beginning Balance	$6,522	$5,513	$2,373	$22	$1,536	$103	$—	$1,472	$626	$18,167
Charge— offs	(7,155)	(1,943)	(493)	(95)	(1,076)	(15)	—	(113)	—	(10,890)
Recoveries	63	40	6	3	162	29	—	21	—	324
Provision	5,486	2,759	1,686	314	877	(33)	—	1,957	(17)	13,029
Transfers due to pending branch sales	(107)	(805)	(67)	—	(105)	—	—	—	—	(1,084)

Total ending allowance balance	$4,809	$5,564	$3,505	$244	$1,394	$84	$—	$3,337	$609	$19,546

Ending allowance balance attributable to loans at December 31, 2011:
Individually evaluated for impairment	$1,878	$787	$1,977	$73	$87	$72	$—	$3,335	$—	$8,209
Collectively evaluated for Impairment	2,931	4,777	1,528	171	1,307	12	—	2	609	11,337

Total ending allowance balance	$4,809	$5,564	$3,505	$244	$1,394	$84	$—	$3,337	$609	$19,546

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2011

(Dollar amounts in thousands, except per share data)

NOTE 4 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Ending allowance balance attributable to loans at December 31, 2010:
Individually evaluated for impairment	$4,796	$1,579	$690	$—	$233	$10	$—	$—	$—	$7,308
Collectively evaluated for Impairment	1,726	3,934	1,683	22	1,303	93	—	1,472	626	10,859
Total ending allowance balance	$6,522	$5,513	$2,373	$22	$1,536	$103	$—	$1,472	$626	$18,167

Loans at December 31, 2011:
Individually evaluated for impairment	$16,895	$10,102	$7,477	$2,229	$282	$168	$—	$7,696		$44,849
Collectively evaluated for impairment	36,545	111,653	145,054	5,176	30,504	7,262	52	101		336,347

Total loans balance	$53,440	$121,755	$152,531	$7,405	$30,786	$7,430	$52	$7,797		$381,196

Loans at December 31, 2010:
Individually evaluated for impairment	$30,552	$15,881	$4,798	$—	$818	$10	$—	$—		$52,059
Collectively evaluated for impairment	59,357	150,995	170,718	7,206	47,635	9,713	118	9,173		454,915
Total loans balance	$89,909	$166,876	$175,516	$7,206	$48,453	$9,723	$118	$9,173		$506,974

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 4 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans at December 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$8,119	$4,833	$—	$4,402	$199	$199
Other construction	10,391	7,127	—	4,465	22	22
1— 4 Family residential:
Revolving, open ended	—	—	—	345	—	—
First liens	6,811	6,650	—	3,470	125	125
Junior liens	—	—	—	107	—	—
Commercial real estate:
Farmland	485	234	—	47	—	—
Owner occupied	—	—	—	1,772	—	—
Non— owner occupied	181	181	—	872	9	9
Commercial, financial and agricultural:
Commercial and industrial	141	141	—	296	—	—
Consumer	—	—	—	60	—	—
Other Loans	1,467	1,467	—	293	—	—

Total with no related allowance recorded	27,595	20,633	—	16,129	355	355

With an allowance recorded:
Real estate construction:
Residential construction	827	702	35	7,750	11	9
Other construction	4,233	4,233	1,843	9,415	8	8
1— 4 Family residential:
Revolving, open ended	20	20	20	637	—	—
First Liens	3,005	3,005	617	8,927	119	119
Junior Liens	427	427	150	345	7	7
Commercial real estate:
Farmland	—	—	—	469	—	—
Owner occupied	1,285	1,285	569	2,141	34	34
Non— owner occupied	5,777	5,777	1,408	3,819	206	206
Other real estate loans	2,229	2,229	73	1,464	88	85
Commercial, financial and agricultural:
Commercial and industrial	141	141	87	228	7	7
Consumer	168	168	72	42	10	10
Other loans	6,229	6,229	3,335	4,525	—	—

Total with an allocated allowance recorded	24,341	24,216	8,209	39,762	490	485

Total	$51,936	$44,849	$8,209	$55,891	$845	$840

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 4 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans at December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded:
Real estate construction:
Residential construction	$5,896	$3,822	$—
Other construction	4,722	2,505	—
1-4 Family residential:
Revolving, open ended	289	92	—
First Liens	2,233	1,693	—
Commercial real estate:
Owner occupied	473	473	—
Non-owner occupied	496	496	—
Commercial, financial and agricultural:
Commercial and industrial	1,904	546	—

Total with no related allowance recorded	16,013	9,627	—
With an allowance recorded:
Real estate construction:
Residential construction	11,107	11,107	3,057
Other construction	13,117	13,117	1,739
1-4 Family residential:
Revolving, open ended	1,957	1,957	162
First Liens	11,651	11,651	1,326
Junior Liens	649	489	91
Commercial real estate:
Farmland	485	485	37
Owner occupied	1,165	1,165	259
Non-owner occupied	2,179	2,179	394
Commercial, financial and agricultural:
Commercial and industrial	272	272	233
Consumer	10	10	10

Total with an allowance recorded	42,592	42,432	7,308
Total	$58,605	$52,059	$7,308

The average recorded investment in impaired loans was $37,519 during 2010. Interest income of $1,117 and cash basis interest income of $1,125 was recognized during 2010.

Troubled Debt Restructurings

The Company has $12,781 of loans with allocated specific reserves of $2,421 to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011 compared to $20,235 with allocated specific reserves of $3,261 at December 31, 2010. The Company lost $299 and $198, respectively, of interest income in 2011 and 2010 that would have been recorded in interest income if the specific loans had not been restructured. The Bank had commitments to lend up to $295 and $388 of additional funds to loans classified as troubled debt restructurings at December 31, 2011 and December 31, 2010, respectively.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 4 – LOANS (Continued)

During 2011, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

Modifications involving a reduction of the stated interest rate and extension of the maturity date of the loan were for periods ranging from six months to two years.

The following table presents loans by class modified as troubled debt restructurings that occurred during 2011:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate construction:
Other construction	2	$198	$198
1-4 Family residential:
First Liens	12	2,093	2,093
Junior liens	1	9	9
Commercial real estate:
Non-owner occupied	1	2,175	2,175
Other real estate secured loans	4	2,227	2,227
Commercial, financial, and agricultural
Commercial and industrial	1	31	31

Total	21	$6,733	$6,733

Troubled debt restructurings described above had an outstanding balance of $6,103 at December 31, 2011 and increased the allowance for loan losses by $2,023 and $2,540 in 2011 and 2010, respectively. Troubled debt restructurings still accruing interest totaled $958 and $16,558 at December 31, 2011 and 2010, respectively.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 4 – LOANS (Continued)

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during 2011.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate construction:
Residential construction	3	$3,201	$3,201
Other construction	6	6,277	6,277
1-4 Family residential:
First liens	24	4,885	4,885
Junior liens	2	17	17
Commercial real estate:
Farmland	1	485	485
Owner occupied	1	1,770	1,770
Non-owner occupied	2	2,820	2,820
Other real estate loans	4	2,229	2,229
Commercial, financial, and agricultural:
Commercial and industrial	2	50	50
Consumer	3	21	21

Total	48	$21,755	$21,755

A loan is considered to be in payment default once it is more than 90 days contractually past due under the modified terms. Troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $848 and resulted in charge-offs of $2,747 during 2011.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 4 – LOANS (Continued)

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
	Nonaccrual	Loans past due over 90 days still accruing	Nonaccrual	Loans past due over 90 days still accruing
Real estate construction:
Residential construction	$5,535	$—	$11,258	$—
Other construction	11,361	—	12,598	—
1-4 Family residential:
Revolving, open ended	37	—	62	—
First Liens	8,635	—	2,060	—
Junior Liens	427	—	469	—
Commercial real estate:
Farmland	453	—	1,357	—
Owner occupied	1,635	—	7,453	—
Non-owner occupied	3,963	—	505	—
Other real estate loans	—	—	—	—
Commercial, financial and agricultural:
Agricultural	—	—	—	—
Commercial and industrial	859	—	869	—
Consumer	229	—	44	—
Other loans	7,697	—	—	—

Total	$40,831	$—	$36,675	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 4 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans, including nonaccrual loans as of December 31, 2011 and 2010 by class of loans:

	30 – 59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2011
Real estate construction:
Residential construction	$—	$—	$1,450	$1,450	$16,473	$17,923
Other construction	183	2,507	2,747	5,437	30,080	35,517
1-4 Family residential:
Revolving, open ended	286	75	18	379	21,728	22,107
First Liens	5,901	861	2,939	9,701	85,420	95,121
Junior Liens	173	330	—	503	4,024	4,527
Commercial real estate:
Farmland	39	—	453	492	7,767	8,259
Owner occupied	—	—	1,254	1,254	46,089	47,343
Non-owner occupied	—	—	11,084	11,084	85,845	96,929
Other real estate secured loans	484	—	—	484	6,921	7,405
Commercial, financial and agricultural:
Agricultural	—	—	—	—	1,093	1,093
Commercial and industrial	700	523	591	1,814	27,879	29,693
Consumer	76	19	61	156	7,274	7,430
Tax exempt	—	—	—	—	52	52
Other loans	—	—	7,697	7,697	100	7,797

Total	$7,842	$4,315	$28,294	$40,451	$340,745	$381,196

	30 – 59 Days Past Due	60— 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2010
Real estate construction:
Residential construction	$1,721	$—	$4,924	$6,645	$31,044	$37,689
Other construction	638	191	6,395	7,224	44,996	52,220
1-4 Family residential:
Revolving, open ended	693	222	62	977	39,631	40,608
First Liens	1,647	1,843	2,060	5,550	112,943	118,493
Junior Liens	144	328	469	941	6,834	7,775
Commercial real estate:
Farmland	104	—	1,356	1,460	7,526	8,986
Owner occupied	844	65	7,914	8,823	61,078	69,901
Non-owner occupied	—	—	535	535	96,094	96,629
Other real estate secured loans	—	—	—	—	7,206	7,206
Commercial, financial and agricultural:
Agricultural	6	—	—	6	1,273	1,279
Commercial and industrial	509	47	1,019	1,575	45,599	47,174
Consumer	155	87	44	286	9,437	9,723
Tax exempt	—	—	—	—	118	118
Other loans	—	—	—	—	9,173	9,173

Total	$6,461	$2,783	$24,778	$34,022	$472,952	$506,974

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 4 – LOANS (Continued)

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. The Company assigns an initial credit risk rating on every loan. All loan relationships with aggregate debt greater than $250 are reviewed at least annually, or more frequently if performance of the loan or other factors warrant review. Smaller balance loans are reviewed and evaluated based on changes in loan performance, such as becoming past due or upon notifying the Bank of a change in the borrower’s financial status. This analysis is performed on a monthly basis. The Company uses the following definitions for risk ratings:

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 4 – LOANS (Continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2011 and 2010, and based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful
December 31, 2011
Real estate construction:
Residential construction	$2,045	$4,098	$—	$6,245	$—
Other construction	16,528	5,092	138	2,399	—
1-4 Family residential:
Revolving, open ended	18,104	905	—	3,078	—
First Liens	53,649	19,412	354	12,051	—
Junior Liens	2,991	998	—	111	—
Commercial real estate:
Farmland	4,082	2,524	—	1,419	—
Owner occupied	32,942	9,795	—	3,321	—
Non-owner occupied	63,838	7,405	1,864	17,864	—
Other real estate loans	1,405	749	—	3,022	—
Commercial, financial and agricultural:
Agricultural	1,093	—	—	—	—
Commercial and industrial	22,472	4,961	490	1,488	—
Consumer	7,084	91	—	87	—
Tax exempt	52	—	—	—	—
Other loans	101	—	—	—	—

Total	$226,386	$56,030	$2,846	$51,085	$—

	Pass	Watch	Special Mention	Substandard	Doubtful
December 31, 2010
Real estate construction:
Residential construction	$15,622	$5,430	$—	$1,708	$—
Other construction	31,327	4,158	—	1,112	—
1-4 Family residential:
Revolving, open ended	36,878	246	50	1,386	—
First Liens	86,178	11,512	1,766	5,694	—
Junior Liens	6,261	575	—	449	—
Commercial real estate:
Farmland	6,514	1,987	—	—	—
Owner occupied	57,556	1,426	969	8,311	—
Non-owner occupied	80,715	55	653	12,532	—
Other real estate loans	7,206	—	—	—	—
Commercial, financial and agricultural:
Agricultural	1,229	—	—	50	—
Commercial and industrial	43,302	2,488	64	502	—
Consumer	9,294	87	12	320	—
Tax exempt	118	—	—	—	—
Other loans	371	—	—	8,802	—

Total	$382,571	$27,964	$3,514	$40,866	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 5 – PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2011 and 2010 were as follows:

	2011	2010
Land	$1,174	$2,457
Buildings and improvements	8,772	12,565
Furniture and equipment	4,999	6,359

	14,945	21,381
Less: Accumulated depreciation	(5,668)	(6,344)

	$9,277	$15,037

Premises and equipment that are to be sold as part of the branch sales discussed in Note 2 are reported as premises and equipment held for sale. Premises and equipment held for sale are reported at book value. Premises and equipment held for sale consists of assets that are to be sold as part of the branch divestitures discussed in Note 2. Premises and equipment held for sale at December 31, 2011 and 2010 were as follows:

	2011	2010
Land	$1,283	$—
Buildings and improvements	3,287	—
Furniture and equipment	412	—

	$4,982	$—

Depreciation expense for the years ended 2011, 2010, and 2009 was $1,067, $1,221, and $1,306, respectively.

The Bank leases certain branch properties and equipment under operating leases. Rent expense for 2011, 2010, and 2009 was $368, $373, and $390, respectively. Rent commitments under noncancelable operating leases including renewal options were as follows:

2012	$282
2013	264
2014	264
2015	264
2016	256
Thereafter	2,359

$3,689

The Bank leases the branch property for our Murfreesboro Branch. The term of this lease is set to end on September 30, 2012; however, the lease is expected to be assumed by Southern Community upon completion of the sale of the Murfreesboro Branch. The branch sale transaction is expected to close on March 30, 2012. The rent commitment schedule above assumes that we are obligated on the Murfreesboro lease until March 30, 2012.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 6 – INTANGIBLE ASSETS

Acquired intangible assets resulting from the Company’s acquisition of First National in 2007 were as follows at December 31, 2011 and 2010:

	2011		2010
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit and customer relationship intangibles	$2,812	$(1,261)	$2,812	$(1,022)

Amortization expense of $239, $275 and $318 were recognized in 2011, 2010 and 2009, respectively.

Estimated amortization expense for each of the next five years is as follows:

2012	$199
2013	137
2014	137
2015	137
2016	137

NOTE 7 – OTHER REAL ESTATE OWNED

The carrying amount of other real estate owned is comprised of foreclosed properties, loans made to facilitate the sale of other real estate owned, and a parcel of land purchased by the Bank for construction of a new branch facility that is now held for disposal. Foreclosed properties totaled $24,896 offset by a valuation allowance of $3,403, and $14,294 offset by a valuation allowance of $3,070 at December 31, 2011 and 2010 respectively. Loans made to facilitate the sale of other real estate owned totaled $78 and $83 at December 31, 2011 and 2010 respectively. Bank properties held for disposal were $484 at December 31, 2011 and 2010.

Expenses related to foreclosed assets include:

	2011	2010	2009
Net loss on sales	$442	$111	$239
Operating expenses, net of rental income	996	829	430
Other real estate owned valuation write-downs	1,578	2,318	1,147

Balance at end of year	$3,016	$3,258	$1,816

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 7 – OTHER REAL ESTATE OWNED (Continued)

Activity in the valuation allowance was as follows:

	2011	2010	2009
Beginning of year	$3,070	$1,147	$—
Additions charged to expense	1,578	2,318	1,147
Direct write downs	(1,245)	(395)	—

End of year	$3,403	$3,070	$1,147

NOTE 8 – FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

Level 1 – Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2 – Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3 – Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Securities: The fair values for securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on matrix pricing which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities’ relationship to other benchmark quoted securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using estimates of current market rates for each type of security. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 8 – FAIR VALUE (Continued)

Impaired Loans: The fair value of collateral dependent impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

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

Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on the anticipated gain from the sale of the underlying loan. Changes in the fair values of these derivatives are included in noninterest income as gain on sale of loans.

Loans Held For Sale in secondary market: Loans held for sale are carried at fair value, as determined by outstanding commitments, from third party investors (Level 2 inputs).

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2011 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government sponsored entities	$13,275	$13,275	$—
Mortgage-backed – residential	29,591	29,591	—
State and municipal	19,826	15,399	4,427
Corporate	968	—	968

Total available for sale securities	63,660	62,692	5,395
Loans held for sale, in secondary market	5,274	5,274	—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 8 – FAIR VALUE (Continued)

		Fair Value Measurements at December 31, 2010 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government sponsored entities	$5,937	$5,937	$—
Mortgage-backed – residential	31,975	31,975	—
State and municipal	18,551	18,551	—
Corporate	7,019	2,936	4,083

Total available for sale securities	63,482	59,399	4,083
Mortgage banking derivatives	28	28	—
Loans held for sale, in secondary market	4,282	4,282	—

Loans held for sale, at fair value had a carrying amount of $5,274 and $4,282 at December 31, 2011 and 2010, respectively. The carrying amount includes an adjustment to fair value resulting in additional income of $0 and $68 at December 31, 2011 and 2010, respectively.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2011 and 2010:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Corporate securities
	2011	2010
Balance at beginning of period	$4,083	$5,639
Other-than-temporary impairment	(5,000)	—
Change in unrealized gain or loss recognized in other comprehensive income	1,885	(1,556)

Balance at end of period	$968	$4,083

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 8 – FAIR VALUE (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) State and Municipal Securities
	2011	2010
Balance at beginning of period	$—	$—
Transfers into level 3	4,427	—

Balance at end of period	$4,427	$—

The fair value for eleven state and municipal securities with a fair value of $4,427 as of December 31, 2011 were transferred out of Level 2 and into Level 3 because of a lack of observable market data for these investments due to a decrease in the market activity for these securities. The Company’s policy is to recognize transfers as of the end of the reporting period. As a result, the fair value for these state and municipal securities was transferred on December 31, 2011.

Assets and Liabilities Measured on a Non-recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	December 31, 2011
	Carrying Value	Fair Value Measurements Using Other Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Real estate construction	$9,122	$9,122
1-4 Family residential	3,248	3,248
Commercial real estate	5,319	5,319
Other real estate loans	639	639
Commercial, financial and agricultural	53	53
Consumer	96	96
Other loans	2,894	2,894

Total impaired loans	21,371	21,371
Other real estate owned:
Construction and development	10,975	10,975
1-4 Family residential	4,484	4,484
Multi-family	225	225
Commercial	5,809	5,809

Total other real estate owned	21,493	21,493

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 8 – FAIR VALUE (Continued)

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

Impaired loans with specific allocations, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had, at December 31, 2011, a principal balance of $29,490 with a valuation allowance of $8,119 resulting in an additional provision for loan losses of $5,203 for the year ended December 31, 2011. At December 31, 2010, impaired loans with specific allocations had a principal balance of $35,860, with a valuation allowance of $6,485 resulting in an additional provision for loan losses of $9,129 for the year ended December 31, 2010.

Other real estate owned, measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $21,493, which is made up of the outstanding balance of $24,896, net of a valuation allowance of $3,403 at December 31, 2011, resulting in a write-down of $1,578 charged to expense in the year ended December 31, 2011. Net carrying amount was $11,224 at December 31, 2010, which was made up of the outstanding balance of $14,294, net of a valuation allowance of $3,070, resulting in a write-down of $2,318 charged to expense during 2010.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 8 – FAIR VALUE (Continued)

Carrying amount and estimated fair values of significant financial instruments at December 31, 2011 and 2010 were as follows:

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$76,742	$76,742	$60,303	$60,303
Time deposits in other financial institutions	250	250	1,959	1,960
Securities available for sale	63,660	63,660	63,482	63,482
Loans held for sale, at fair value	5,274	5,274	4,282	4,282
Loans held for sale, net of allowance	53,125	53,125	—	—
Loans, net of allowance	361,650	355,571	488,807	480,657
Restricted equity securities	1,727	N/A	1,727	N/A
Accrued interest receivable	2,096	2,096	2,528	2,528
Financial liabilities
Total deposits	$555,037	$556,474	$595,069	$597,596
Accrued interest payable	2,390	2,390	1,667	1,667
Repurchase agreement	7,000	7,280	7,000	7,447
Federal Home Loan Bank advances	16,000	16,221	16,000	16,317
Subordinated debentures	23,000	13,250	23,000	13,519

The methods and assumptions, not previously presented, used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. It was not practicable to determine the fair value of restricted equity securities due to restrictions placed on their transferability. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. For loans held for sale net of allowance of $1,084, fair value is based on the pending sales contract which sets the purchase price at par. Fair value of debt is based on current rates for similar financing. The fair value of off-balance-sheet items is not considered material.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 9 – DEPOSITS

Deposits at December 31, 2011 and 2010, are summarized as follows:

	2011	2010
Noninterest-bearing demand accounts	$46,664	$49,333
Interest-bearing demand accounts	104,661	121,759
Savings accounts	19,808	19,250
Time deposits greater than $100	118,267	183,086
Other time deposits	172,906	221,641

Noninterest-bearing demand accounts held for sale	5,213	—
Interest-bearing demand accounts held for sale	39,025	—
Savings accounts held for sale	287	—
Time deposits greater than $100 held for sale	28,904	—
Other time deposits held for sale	19,302	—

	$555,037	$595,069

Deposits classified as held for sale are those that are expected to be sold as part of the branch sales discussed in Note 2.

At December 31, 2011, scheduled maturities of time deposits, excluding time deposits held for sale, are as follows:

2012	$217,887
2013	53,090
2014	4,159
2015	12,225
2016	3,812
Thereafter	—

$291,173

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 9 – DEPOSITS (Continued)

Included in other time deposits above are brokered time deposits of $25,124 with a weighted rate of 1.49% at December 31, 2011 and $32,615 at December 31, 2010, with a weighted rate of 1.45%. These deposits represent funds which the Bank obtained, directly, or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposits to third parties. As of December 31, 2011, the Bank has $9,648 of brokered deposits that are scheduled to mature in 2012, $7,059 in 2013 and $8,417 in 2015. As a result of entering into the Consent Order, described in Note 20, the Bank is required to obtain approval from the FDIC prior to accepting, rolling over, or renewing brokered deposits. The Bank does not expect to seek any of the required consents and therefore anticipates that these deposits will not be replaced at maturity.

In addition, the Bank has $57,071 in national market deposits which are purchased by customers through a third-party internet site at December 31, 2011 compared to $67,441 at December 31, 2010. Of these national market time deposits, $37,954 are scheduled to mature in 2012, $15,752 in 2013 and $3,365 in 2014.

NOTE 10 – FEDERAL HOME LOAN BANK ADVANCES

The Bank has established a line of credit with the Federal Home Loan Bank of Cincinnati (“FHLB”), which is secured by a blanket pledge of 1-4 family residential mortgage loans, commercial real estate loans and open end home equity loans. The extent of the line is dependent, in part, on available collateral. The arrangement is structured so that the carrying value of the loans pledged amounts to 125% on residential 1-4 family loans, 300% on commercial real estate, and 400% of open end home equity loans of the principal balance of the advances from the FHLB.

To participate in this program, the Bank is required to be a member of the FHLB and own stock in the FHLB. The Bank held $1,727 of such stock at December 31, 2011 and 2010, to satisfy this requirement.

At December 31, 2011 and 2010, fixed rate advances from the FHLB totaled $16,000. The fixed interest rates on these advances range from 1.91% to 2.71% at December 31, 2011 and December 31, 2010, respectively. The weighted average rate at December 31, 2011 and 2010 was 2.34%. The FHLB advance maturities ranged from June 2012 to May 2013 at December 31, 2011. Each FHLB advance is payable at its maturity, and subject to an early prepayment penalty. At December 31, 2011 and 2010, undrawn standby letters of credit with the FHLB totaled $9,000.

The standby letters of credit will mature in May 2012. The letters of credit are used as a pledge to the State of Tennessee Bank Collateral Pool. Qualifying loans totaling $48,725 were pledged as security under a blanket pledge agreement with the FHLB at December 31, 2011. The Bank is eligible to borrow up to an additional $8,291 as of December 31, 2011.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 10 – FEDERAL HOME LOAN BANK ADVANCES (Continued)

Maturities of the advances from the FHLB are as follows:

2012	$3,000
2013	13,000

$16,000

The Company also has a cash management line of credit with the FHLB totaling $10,000 that will mature September 2012. At December 31, 2011 and 2010, $0 was drawn on the line. The interest rate on the line varies daily based on the federal funds rate. The rate for the line of credit was 0.14% at December 31, 2011.

NOTE 11 – SUBORDINATED DEBENTURES

In 2002, the Company issued $3,000 of floating rate manditorily redeemable subordinated debentures through a special purpose entity as part of a private offering of trust preferred securities. The securities mature on December 31, 2032; however, the Company can currently repay the securities at any time without penalty, subject to approval from the Federal Reserve Bank. The interest rate on the subordinated debentures as of December 31, 2011 was 3.75%. The subordinated debentures bear interest at a floating rate equal to the New York Prime rate plus 50 basis points. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet and count as Tier 1 capital for regulatory capital purposes. Debt issuance costs of $74 have been capitalized and are being amortized over the term of the securities. Principal officers, directors, and their affiliates at year end 2011 and 2010 owned $700 of the $3,000 subordinated debentures. The proceeds from this offering were utilized to increase the Bank’s capital by $3,000.

In 2005, the Company issued $5,000 of floating rate manditorily redeemable subordinated debentures through a special purpose entity as part of a pool offering of trust preferred securities. These securities mature on September 15, 2035, however, the Company can currently repay the securities at any time without penalty, subject to approval from the Federal Reserve Bank. The interest rate on the subordinated debentures as of December 31, 2011 was 2.05%. The subordinated debentures bear interest at a floating rate equal to the 3-Month LIBOR plus 1.50%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet and count as Tier 1 capital for regulatory purposes. There was no debt issuance cost in obtaining the subordinated debentures. The proceeds from the pooled offering were used to increase the Bank’s capital.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 11 – SUBORDINATED DEBENTURES (Continued)

In 2007, the Company issued $15,000 of redeemable subordinated debentures through a special purpose entity as part of a pooled offering of trust preferred securities. These subordinated debentures mature in 2037, however, the maturity may be shortened to a date not earlier than December 15, 2012. The interest rate on the subordinated debentures is 7.96% until December 15, 2012, and thereafter the subordinated debentures bear interest at a floating rate equal to the 3-month LIBOR plus 3.0%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet and $1,900 count as Tier 1 capital and the remaining $3,295 is considered as Tier 2 capital for regulatory purposes. There was no debt issuance cost in obtaining the subordinated debentures. The proceeds were used to help fund the acquisition of First National.

The portion of the subordinated debentures qualifying as Tier 1 capital will not change for existing debentures under the Dodd-Frank Act. The portion of the subordinated debentures qualifying as Tier 1 capital is limited to 25% of total Tier 1 capital. Subordinated debentures in excess of the Tier 1 capital limitation generally qualify as Tier 2 capital.

Interest on the subordinated debentures is payable quarterly, and the Company has adopted a board resolution at the request of the Federal Reserve Bank of Atlanta (the “FRB”) that it will not pay interest on the subordinated debentures or dividends on its common or preferred stock without the prior consent of the FRB. On January 27, 2011, the FRB denied the Company’s request to make the March 15, 2011 quarterly interest payment due on the Company’s subordinated debentures that mature in 2012, and the Company has been unable to pay interest on those subordinated debentures or any of its other subordinated debentures since that date. Under the terms of indentures pursuant to which the debentures were issued, if the Company defers payment of interest on the debentures it may not, during such a deferral period, pay dividends on its common stock or preferred stock or interest on any of the other subordinated debentures issued by the Company. Accordingly, the Company does not expect to be able to pay interest on its other subordinated debentures or dividends on its common stock or preferred stock until such time as it is able to secure the approval of the FRB. Furthermore, the indentures pursuant to which the debentures issued in 2005 and 2007 were issued provided that the Company’s subsidiaries are similarly prohibited from paying dividends on the subsidiaries’ common and preferred stock not held by the Company or its subsidiaries. The Company’s subsidiary Community First Properties, Inc.’s 125 shares of preferred stock issued and outstanding totaling $125 in liquidation value are held by 125 unaffiliated shareholders. Dividends totaling approximately $16 are payable on these shares annually in two equal installments. Community First Properties, Inc. paid the dividends owed to the preferred stockholders on June 30, 2011 in violation of the terms of the indentures pursuant to which the subordinated debentures were issued in 2005 and 2007 and as a result it has breached its obligations under the terms of those indentures. As a result, the holders of the related trust preferred securities, following notice and the lapse of 60 or 90 days, could seek a judicial determination that the Company must cure the covenant breach. The cure would most likely require the Company to seek the contribution of approximately $8 of capital to Community First, Inc. Community First Properties, Inc. deferred the payment of its preferred dividend

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 11 – SUBORDINATED DEBENTURES (Continued)

payment due on December 31, 2011, as permitted under the terms of the documents governing the terms of those shares of preferred stock. Community First Properties, Inc. will not be able to resume dividend payments on its preferred stock or common stock until the Company has resumed the payment of interest on the subordinated debentures issued in 2005 and 2007 and paid in full all unpaid dividends thereon. In the event the Company is unable to pay interest on the subordinated debentures it has issued for twenty (20) consecutive quarters, the holders of the related trust preferred securities would be able to claim an event of default under the indentures and all amounts then owed on the debentures would be immediately due and payable.

The Company is not considered the primary beneficiary of the Trusts (variable interest entity), therefore the trusts are not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

NOTE 12 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are secured by pledged securities with a carrying amount of $8,569 and $9,217 at December 31, 2011 and 2010.

Securities sold under agreements to repurchase are financing arrangements that mature on May 27, 2013 and have an interest rate of 3.26%. At maturity, the securities underlying the agreements are returned to the Company.

NOTE 13 – OTHER BENEFIT PLANS

401(k) Plan: A 401(k) benefit plan allows employee contributions up to 15% of their compensation, of which the Company has matched 100% of the first 3% and 50% of the next 2% the employee contributes to their 401(k) annually for all periods presented. Expense for 2011, 2010, and 2009 was $172, $186 and $183, respectively.

Deferred Compensation and Supplemental Retirement Plans: Deferred compensation and supplemental retirement plan (“SERP”) expense allocates the benefits over years of service. The Bank approved the SERP in 2006. The SERP will provide certain Company officers with benefits upon retirement, death, or disability in certain prescribed circumstances. SERP expense was $252 in 2011, $233 in 2010 and $58 in 2009, resulting in a deferred compensation liability of $1,027 and $775 at December 31, 2011 and 2010, respectively.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 14 – PREFERRED STOCK

On February 29, 2009, as part of the Capital Purchase Program (“CPP”) of the Troubled Asset Relief Program (“TARP”), the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“U.S. Treasury”), pursuant to which the Company sold 17,806 shares of newly authorized Fixed Rate Cumulative Perpetual Preferred Stock, Series A, no par value (the “Series A Preferred Stock”) and also issued warrants (the “Warrants”) to the U.S. Treasury to acquire 890 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B no par value (the “Series B Preferred Stock” and, together with the Series A Preferred Stock, the “Preferred Stock”) for an aggregate purchase price of $17,806 in cash. Upon closing, the U.S. Treasury exercised the Warrants and the Company issued 890 shares of the Series B Preferred Stock.

The Series A Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5.00% per annum for the first five years, and 9.00% per annum thereafter. The Series B Preferred Stock also qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 9.00% per annum. Total required annual dividends for the Preferred Stock are expected to be as follows: 2012 – 2013: $970 per year; 2014: $1,571; 2015 and thereafter: $1,683 per year. The Series B Preferred Stock may be redeemed by the Company at any time after consultation with the Company’s and Bank’s primary federal regulator, but may not be redeemed until all of the Series A Preferred Stock is redeemed. Neither the Series A nor the Series B Preferred Stock is subject to any contractual restrictions on transfer.

As described above in Note 11, the Company may not pay dividends on its Preferred Stock without the approval of the Federal Reserve Bank of Atlanta (the “FRB”). In addition, under the terms of the indentures pursuant to which the Company has issued its subordinated debentures, it may not, at any time when it is deferring the payment of interest on its subordinated debentures, as it has done since March 15, 2011, pay dividends on the Preferred Stock.

Pursuant to the terms of the Purchase Agreement for the Preferred Stock, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock will be subject to restrictions, including a restriction against increasing dividends from the last annual cash dividend per share ($0.05) declared on the common stock prior to February 27, 2009. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted. These restrictions terminated on February 29, 2012, but for so long as the Preferred Stock remains outstanding, the Company may not increase its common dividends per share without obtaining the consent of the U.S. Treasury. Currently, the Company and Bank are prohibited from declaring dividends by its primary regulators.

The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”), as amended by the American Recovery and Reinvestment Act of 2009 as implemented by the interim final rule on executive compensation and corporate governance issued by the U.S. Treasury on June 15, 2009 (the “June 2009 IFR”). In this connection, as a condition to the

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 14 – PREFERRED STOCK (Continued)

closing of the transaction, the Company’s Senior Executive Officers (as defined in the Purchase Agreement) (the “Senior Executive Officers”), (i) voluntarily waived any claim against the U.S. Treasury or the Company for any changes to such officer’s compensation or benefits that are required to comply with the regulation issued by the U.S. Treasury under the CPP and acknowledged that the regulation may require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements as they relate to the period the U.S. Treasury owns the Preferred Stock of the Company; and (ii) entered into a letter with the Company amending the Benefit Plans with respect to such Senior Executive Officer, during the period that the Treasury owns the Preferred Stock of the Company, as necessary to comply with Section 111(b) of the EESA including, as implemented by the June 2009 IFR.

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a resolution agreeing that the Company would not incur additional debt, pay common or preferred dividends, or redeem any treasury stock without approval from the FRB. The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed twenty (20) consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, however, the Company may not pay any dividends on its common or preferred stock, and the Company’s subsidiaries may not pay dividends on those subsidiaries’ common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the Preferred Stock beginning in the second quarter of 2011. At December 31, 2011, the Company has $847 of Preferred Stock dividends accrued for which payment is being deferred. The Company’s subsidiary Community First Properties, Inc. suspended the payment of dividends on its preferred stock beginning with the dividend payment due on December 31, 2011. At December 31, 2011, Community First Properties, Inc. has $8 of preferred stock dividends accrued for which payment is being deferred.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 15 – STOCK BASED COMPENSATION

Prior to the Company’s bank holding company reorganization, the Bank had in place the Community First Bank & Trust Stock Option Plan for organizers of the Bank and certain members of management and employees. In connection with the bank holding company reorganization, this plan was amended and replaced in its entirety by the Community First, Inc. Stock Option Plan in October 2002. There were 342,000 shares authorized by the Stock Option Plan in 2002. Additionally, the Community First, Inc. 2005 Stock Incentive Plan was approved at the stockholders meeting on April 26, 2005 authorizing shares of 450,000. The plans allow for the grant of options and other equity securities to key employees and directors. The exercise price for stock options is the market price at the date of grant. The organizer options vested ratably over three years and other non-qualified options vest ratably over four years. The employee options vest ratably from two to four years and the management options vest ratably over six years. All options expire within ten years from the date of grant. The Company has 347,559 authorized shares available for grant as of December 31, 2011. The Company recognized $69, $162, and $200 as compensation expense resulting from stock options and $0, $(2), and $30 as compensation expense resulting from restricted stock awards in 2011, 2010, and 2009, respectively. The total income tax benefit from non-qualified stock options was $0 in 2011, $126 in 2010, and $128 in 2009.

The fair value of each option is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company granted no new options in 2011.

The fair value of options granted was determined using the following weighted average assumptions at grant date.

	2011	2010	2009
Risk-free interest rate	N/A	N/A	1.86%
Expected option life	N/A	N/A	7 years
Expected stock price volatility	N/A	N/A	15.19%
Dividend yield	N/A	N/A	0.96%

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 15 – STOCK BASED COMPENSATION (Continued)

A summary of option activity under the Company’s stock incentive plans for 2011 is presented in the following table:

	Shares	Weighted Average Exercise Price/Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding January 1, 2011	213,930	$21.51
Granted	—	—
Options exercised	—	—
Forfeited or expired	(94,380)	20.26

Options outstanding December 31, 2011	119,550	$22.49	4.78	$	n/a

Vested or expected to vest	119,550	$22.49	4.78	$	n/a

Exercisable at December 31, 2011	104,568	$22.52	4.37	$	n/a

Information related to the stock incentive plans during each year is as follows:

	2011	2010	2009
Intrinsic value of options exercised	$—	$—	$744
Cash received from option exercises	—	—	14
Tax benefit realized from option exercises	—	126	128
Weighted average fair value of options granted	—	—	3.32

Tax benefit realized in 2010 and 2009 from option exercises was due to activity that occurred in prior years in which the Company did not have sufficient taxable income to recognize the benefit.

As of December 31, 2011, there was $17 of total unrecognized compensation cost related to nonvested stock options granted under the Company’s stock incentive plans. The cost is expected to be recognized over a weighted average period of 1.00 years.

The Company has also issued shares of restricted stock under the stock incentive plans. Restricted stock is issued to certain officers on a discretionary basis. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the market price on the day of issuance.

Restricted stock typically vests over a 2-3 year period. Vesting occurs ratably on the anniversary day of the issuance. At December 31, 2011, there was no unrecognized compensation cost nor any unvested shares of restricted stock.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 16 – EARNINGS (LOSS) PER SHARE

The two-class method is used in the calculation of basic and diluted earnings per share. Under the two-class method, earnings available to common shareholders for the period are allocated between common shareholders and participating securities according to dividends declared (or accumulated) and participation rights in undistributed earnings. The factors used in the earnings per share computation follow:

	2011	2010	2009
Basic
Net loss	$(15,052)	$(18,206)	$(9,572)
Less: Earnings allocated to preferred stock	(970)	(970)	(816)
Less: Accretion of preferred stock discount	(175)	(165)	(131)
Less: Undistributed (income) loss allocated to participating securities	—	—	3

Net earnings (loss) allocated to common stock	(16,197)	(19,341)	(10,516)

Weighted common shares outstanding including participating securities	3,273,301	3,271,591	3,252,666
Less: Participating securities	—	—	(998)

Weighted average shares	3,273,301	3,271,591	3,251,668

Basic earnings (loss) per share	$(4.95)	$(5.91)	$(3.23)

	2011	2010	2009
Net earnings (loss) allocated to common stock	$(16,197)	$(19,341)	$(10,516)

Weighted average shares	3,273,301	3,271,591	3,251,668
Add: Diluted effects of assumed exercises of stock options	—	—	—

Average shares and dilutive potential common shares	3,273,301	3,271,591	3,251,668

Dilutive earnings (loss) per share	$(4.95)	$(5.91)	$(3.23)

At years ended 2011, 2010, and 2009 there were 119,550, 213,930, and 215,930 antidilutive stock options, respectively. Due to the net loss for the periods ended December 31, 2011, 2010, and 2009 all outstanding stock options are antidilutive and are excluded from the diluted earnings (loss) per common share calculation.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 17 – LEASE REVENUE

The Bank built a branch at Carothers Parkway, located in Franklin, Tennessee, that was completed in 2006 at cost of $2,370. The Bank’s principal leasing activities consist of 9,550 square feet of office space on the second and third floor of the Carothers Parkway Branch, representing approximately 46% of the branch, under five separate operating leases.

One lessee rents 1,650 square feet or approximately 8% of the branch. The lease term is for five years beginning October 2007 with a renewal term of 36 months upon written notice of 120 days prior to the expiration of the original term. Lessee has five such renewal options. The lease produced revenue totaling $36 recognized in 2011 and $35 recognized in 2010.

The second lessee rents 2,500 square feet or approximately 12% of the branch. The lease term is for five years beginning November 2009 with a renewal term of 36 months upon written notice of 120 days prior to the expiration of the original term. Lessee has five such renewal options. The lease produced revenue of $44 recognized in 2011 and $44 recognized in 2010.

The third lessee rents 1,600 square feet or approximately 8% of the branch. The lease is for a suite consisting of 1,600 square feet, with a lease term of 63 calendar months beginning in June of 2011 with one renewal option for an additional five years. The lease produced revenue of $17 in 2011.

The fourth lessee rents 2,200 square feet or approximately 11% of the branch. The lease term is for 62 calendar months beginning January 2011 with no provision for renewal. The lease produced revenue of $14 in 2011.

The fifth lessee rents 1,600 square feet or approximately 8% of the branch. The lease term is for 25 calendar months beginning November 2011 with no provision for renewal.

As discussed in Note 2, in February of 2012 the Bank agreed to sell the branch building at Carothers Parkway in the transaction with CapStar Bank. Upon completion of the sale, CapStar will become the lessor for each of the above leases.

Approximate minimum rental receipts for the noncancelable leases as of December 31, 2011 was as following, assuming that the branch will be sold on June 30, 2012:

2012	88

$88

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 18 – INCOME TAXES

The components of income tax expense (benefit) are summarized as follows:

	2011	2010	2009
Current
Federal	$—	$—	$(1,541)
State	—	—	—

Total current taxes	—	—	(1,541)

Deferred
Federal	(5,582)	(3,694)	(2,030)
State	(1,236)	(1,125)	(1,043)

Total deferred taxes	(6,818)	(4,819)	(3,073)

Change in valuation allowance	5,263	6,450	3,236

Income tax expense (benefit)	$(1,555)	$1,631	$(1,378)

A reconciliation of actual income tax expense (benefit) in the financial statements to the expected tax benefit (computed by applying the statutory Federal income tax rate of 34% to income (loss) before income taxes) is as follows:

	2011	2010	2009
Federal statutory rate times financial statement income (loss) before income taxes	$(5,646)	$(5,635)	$(3,723)
Effect of:
Goodwill impairment	—	1,770	—
Bank owned life insurance	(100)	(106)	(117)
Tax-exempt income	(156)	(143)	(112)
State income taxes, net of federal income effect	(816)	(743)	(689)
Expenses not deductible for U.S. income taxes	29	22	36
Compensation expense related to incentive stock options	23	51	59

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 18 – INCOME TAXES (Continued)

	2011	2010	2009
General business tax credit	(158)	(66)	(66)
Change in valuation allowance	5,263	6,450	3,236
Other expense (benefit), net	56	31	(2)

Income tax (benefit) expense	$(1,555)	$1,631	$(1,378)

The tax effect of each type of temporary difference that gives rise to net deferred tax assets and liabilities is as follows:

	2011	2010

Deferred tax assets:
Allowance for loan losses	$7,386	$6,925
Net operating loss carryforward	8,714	2,624
Deferred compensation	432	297
Tax credit carryforwards	873	490
Impairment of assets	—	133
Unrealized loss on securities	—	667
Prepaids	—	461
Intercompany dividend	134	—
Other	602	1,145

	18,141	12,742

Deferred tax liabilities:
Prepaids	$(202)	$—
Depreciation	(669)	(760)
Restricted equity securities dividends	(79)	(78)
Core deposit intangible	(594)	(685)
Intercompany dividend	(—)	(46)
Unrealized gain on securities	(887)	—
Other	(—)	(726)

	(2,431)	(2,295)

Valuation allowance	(15,710)	(10,447)

Balance at end of year	$—	$—

Due to economic conditions and losses recognized during the past four years, the Company established a valuation allowance against materially all of its deferred tax assets. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. The Company has approximately $48,639 in net operating losses for state tax purposes that begin to expire in 2020 and $19,493 for federal tax purposes that begin to expire in 2029 to be utilized by future earnings.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 18 – INCOME TAXES (Continued)

During 2011 and per ASC 740-20-45-7, the Company had losses in continuing operations and income from other comprehensive income, resulting in income tax benefit totaling $1,555. This benefit was recorded through current operations and reduced the Company’s deferred tax valuation allowance.

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

NOTE 19 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

The contractual amount of financial instruments with off-balance sheet risk was as follows at year end 2011 and 2010:

	2011		2010
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$2,082	$26,279	$48	$41,172
Letters of credit	—	3,416	—	4,051
Commitments to make loans	1,045	—	4,006	—
Loans sold with recourse	—	—	36,703	—

These commitments are generally made for periods of one year or less. The fixed rate unused lines of credit have interest rates ranging from 2.90% to 9.50% and maturities ranging from 1 month to 15.25 years.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 20 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2011 were as follows:

Beginning balance	$8,356
New loans	1,159
Repayments	(646)

Ending balance	$8,869

Deposits from principal officers, directors, and their affiliates at year-end 2011 and 2010 were $3,675 and $3,849, respectively. Principal officers, directors, and their affiliates at year end 2011 and 2010 owned $700 of the $3,000 subordinated debentures due December 31, 2032. At December 31, 2011, the approved available unused lines of credit on related party loans were $1,467.

NOTE 21 – REGULATORY MATTERS AND MANAGEMENT PLANS

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

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept, renew or rollover brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2011, the most recent regulatory notifications categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action.

As a result of the Company’s deteriorating financial condition, during the fourth quarter of 2011, the Company was informed that the FRB would be proposing a formal agreement following an offsite examination of the Company that was completed during the third quarter of 2011. Management has not yet been informed as to the provisions of that expected agreement but we expect that it will, among other things, require the Company to achieve, and thereafter maintain, capital levels in excess of those required to be considered well capitalized.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 21 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

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

•     Formulate and submit to the FDIC and the Tennessee Department of Financial Institutions (the “Department”), within 60 days after September 20, 2011, a written policy covering expense reimbursement to the Bank’s directors, officers and employees, and while the Consent Order is in effect have the Board conduct monthly reviews of all expenses submitted for customer entertainment, business development and/or any other expense submitted by the Bank’s officers and directors;

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 21 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

•         If the Bank’s capital ratios fall below the minimum levels set out in the previous bullet as of the date of any of the Bank’s Reports on Condition and Income, submit within 30 days of receiving a request to do so, to the FDIC and the Department a capital plan to increase the Bank’s capital to levels above these minimum levels; then initiate action within 30 days after the FDIC and the Department respond to the plan;

•     Refrain from paying cash dividends to the Company without the prior written consent of the FDIC and the Department;

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

•     Not extend, directly or indirectly, any additional credit to or for the benefit of any borrower whose extension of credit is classified “Doubtful” and/or “Substandard” by the FDIC or the Department unless the Bank’s board of directors has signed a detailed written statement giving reasons why the failure to extend such credit would be detrimental to the Bank;

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

NOTE 21 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

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

As a result of entering into the Consent Order, the Bank is subject to additional limitations on its operations including a prohibition on rolling over, or renewing brokered deposits, which could adversely affect the Bank’s liquidity and/or operating results. The existence of the Consent Order also limit the Bank from paying deposit rates above national rate caps published weekly by the FDIC, unless the Bank is determined to be operating in a high-rate market area. On December 1, 2011, the Bank received notification from the FDIC that it is operating in a high-rate environment, which allows the Bank to pay rates higher than the national rate caps, but continues to limit the Bank to rates that do not exceed the prevailing rate in the Bank’s market by more than 75 basis points. The Bank is also limited, as a result of its condition, in its ability to pay severance payments to its employees and must receive the consent of the FDIC and the Department to appoint new officers or directors.

The Consent Order includes time frames to implement the foregoing and on-going compliance requirements for the Bank, including quarterly progress reports to its regulators. At December 31, 2011, the Bank’s regulatory capital ratios did not meet the regulatory capital ratios proscribed by the Consent Order. In accordance with the terms of the Consent Order, management has prepared and submitted a capital plan with the objective of attaining the capital ratios required by the agreement. In addition to the capital plan, all other plans required by the Consent Order have been submitted to and approved by the FDIC.

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company would not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision,

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 21 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

the Company was required to begin the deferral of interest payments on each of its three subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common or preferred stock and the Company’s subsidiaries may not pay dividends on the subsidiaries’ common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the Preferred Stock beginning in the second quarter of 2011. At December 31, 2011, the Company has $1,497 of interest accrued for which payment is being deferred. In addition, the Company has accumulated $847 in deferred dividends on Preferred Stock. The Company’s subsidiary Community First Properties, Inc. suspended the payment of dividends on its preferred stock beginning with the dividend payment due on December 31, 2011. At December 31, 2011, Community First Properties, Inc. has $8 of preferred stock dividends accrued for which payment is being deferred.

As a result of its losses in 2011, and 2010, the Bank is prohibited under applicable Tennessee law from declaring dividends without prior approval from the Department. The terms of the Consent Order with the FDIC also prohibit the Bank from paying dividends to the Company without prior approval from the FDIC and the Department. The Company is also restricted in the types and amounts of dividends that can be paid because of its participation in the CPP as described in Note 11 and as a result of the board resolution it adopted at the request of the FRB prohibiting the Company from paying interest or dividends without the FRB’s prior approval.

The board resolution with the FRB prohibits the Company from, among other things, paying interest on its subordinated debentures and dividends on its common and preferred stock without the prior approval of the FRB. The board resolution does not establish any specific capital ratios that must be attained by the Company. During the fourth quarter of 2011, the Company was informed that the FRB would be proposing a formal agreement following an offsite examination of the Company that was completed during the third quarter of 2011. Management has not yet been informed as to the provisions of that expected agreement but management expects that it will require, among other things, the Company to achieve, and thereafter maintain, capital levels in excess of those required to be considered well capitalized and prohibit the payment of dividends on the Company’s Preferred Stock or interest on its subordinated debentures, without, in each case, the prior approval of the FRB.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 21 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

The Company’s and its subsidiary Bank’s capital amounts and ratios at December 31, 2011 and 2010, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Regulatory Provisions		Required by terms of Consent Order with FDIC
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
2011
Total Capital to risk weighted assets
Community First Bank & Trust	$36,229	8.51%	$34,044	8.00%	$42,555	10.00%	$51,066	12.00%
Consolidated	20,662	4.85%	34,102	8.00%	42,627	10.00%	N/A	N/A
Tier I to risk weighted assets
Community First Bank & Trust	$30,734	7.22%	$17,022	4.00%	$25,533	6.00%	$42,555	10.00%
Consolidated	10,105	2.37%	17,051	4.00%	25,576	6.00%	N/A	N/A
Tier I to average assets
Community First Bank & Trust	$30,734	4.92%	$25,011	4.00%	$31,263	5.00%	$53,147	8.50%
Consolidated	10,105	1.61%	25,072	4.00%	N/A	N/A	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Required by terms of Consent Order with FDIC
2010
Total Capital to risk weighted assets
Community First Bank & Trust	$50,066	10.14%	$39,508	8.00%	$49,385	10.00%	N/A	N/A
Consolidated	50,066	10.57%	39,583	8.00%	N/A	N/A	N/A	N/A
Tier I to risk weighted assets
Community First Bank & Trust	$43,745	8.86%	$19,754	4.00%	$29,631	6.00%	N/A	N/A
Consolidated	31,123	6.30%	19,770	4.00%	N/A	N/A	N/A	N/A
Tier I to average assets
Community First Bank & Trust	$43,745	6.44%	$27,159	4.00%	$33,949	5.00%	N/A	N/A
Consolidated	31,123	4.57%	27,259	4.00%	N/A	N/A	N/A	N/A

The Bank’s capital levels as of December 31, 2011 were below those that the Bank agreed to achieve by that date under the terms of the Consent Order. Based on December 31, 2011 levels of average assets and risk-weighted assets, the required amount of additional Tier 1 capital necessary to meet the requirements of the Consent Order was approximately $22,413 which would also satisfy the total capital requirement. The Company’s capital levels at December 31, 2011 were below those required to be considered well capitalized under applicable regulations.

Management Plans

The Company is currently considering the options available to increase capital levels at the Company and the Bank, including the sale of common or preferred stock of the Company or the sale of certain branch locations or other assets, or alternatively the sale of the Company. Management’s plans include finalizing the pending branch sales, described in Note 2, and if consummated, will improve the Bank’s capital levels. However, the consummation of the pending branch sales may not increase the Bank’s capital levels to those required to be maintained by the Bank in the Consent Order. As a result, and because the Company does not have cash available to contribute to the Bank in an amount sufficient to enable the Bank to achieve the capital levels it committed to maintain in the Consent Order, management will continue to seek additional alternatives beyond the branch sales described in Note 2 (including the issuance of common stock) to raise capital in order to assist the Bank in meeting its required capital levels. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company. Continued failure to comply with the terms of the Consent Order may result in additional adverse regulatory action.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 22 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of the Company follows:

CONDENSED BALANCE SHEET

December 31

	2011	2010
Assets
Cash and cash equivalents	$2,228	$1,242
Time deposits in other financial institutions	—	1,653
Investment in banking subsidiary	33,117	43,612
Other assets	764	373

Total assets	$36,109	$46,880

Liabilities and shareholders’ equity
Subordinated debentures	$23,000	$23,000
Other liabilities	3,534	1,119

Total liabilities	26,534	24,119
Shareholders’ equity	9,575	22,761

Total liabilities and shareholders’ equity	$36,109	$46,880

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 22 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF OPERATIONS

Years Ended December 31

	2011	2010	2009
Interest income	$14	$34	$72

Total income	14	34	72
Interest expense	1,399	1,400	1,511
Other expenses	418	486	660

Total expenses	1,817	1,886	2,171

Losses before income tax and undistributed subsidiary income (loss)	(1,803)	(1,852)	(2,099)
Income tax expense (benefit)	—	533	(344)
Equity in undistributed income (loss) of subsidiary	(13,249)	(15,821)	(7,817)

Net loss	$(15,052)	$(18,206)	$(9,572)

Preferred stock dividends	(970)	(970)	(816)
Accretion of preferred stock discount	(175)	(165)	(131)

Net loss allocated to common shareholders	$(16,197)	$(19,341)	$(10,519)

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31

	2011	2010	2009
Cash flows from operating activities
Net loss	$(15,052)	$(18,206)	$(9,572)
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed (income) loss of subsidiary	13,249	15,821	7,817
Compensation expense under stock based compensation	69	160	230
Tax benefit on exercise of stock options	—	(126)	(128)
Change in other, net	1,299	1,349	801

Net cash from operating activities	(435)	(1,002)	(852)
Cash flows from investing activities
Investments in and advances to bank subsidiary	—	—	(9,000)
Net change in time deposits in other financial institutions	1,653	339	(1,992)

Net cash from investing activities	1,653	339	(10,992)

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 22 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

	2011	2010	2009
Cash flows from financing activities
Proceeds from issuance of common stock	11	145	24
Proceeds from stock option exercises	—	—	14
Tax benefit on exercise of stock options	—	126	128
Cash paid for common stock dividends	—	—	(121)
Repayment of other borrowed money	—	—	(4,835)
Proceeds from issuance of Preferred Stock, net of issuance costs	—	—	17,702
Cash paid for Preferred Stock dividends	(243)	(971)	(695)

Net cash from financing activities	(232)	(830)	12,217

Net change in cash and cash equivalents	986	(1,493)	373

Beginning cash and cash equivalents	1,242	2,735	2,362

Ending cash and cash equivalents	$2,228	$1,242	$2,735

Supplemental disclosures:
Issuance of common stock through dividend reinvestment	$—	$—	$47
Cash paid during year for interest	—	1,400	1,532
Dividends declared not paid	847	120	121

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2010

(Dollar amounts in thousands, except per share data)

NOTE 23 – QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings (loss) Per Share
	Interest Income	Net Interest Income	Net Income (loss)	Basic	Diluted
2011
First quarter	$7,746	$5,206	$(469)	$(0.23)	$(0.23)
Second quarter	7,306	4,984	(4,396)	(1.43)	(1.43)
Third quarter	6,875	4,638	(3,757)	(1.24)	(1.24)
Fourth quarter	6,759	4,770	(6,430)	(2.05)	(2.05)

2010
First quarter	$8,424	$5,038	$307	$0.01	$0.01
Second quarter	8,338	5,387	(960)	(0.38)	(0.38)
Third quarter	8,210	5,329	(443)	(0.22)	(0.22)
Fourth quarter	7,953	5,250	(17,110)	(5.32)	(5.32)

The fourth quarter 2011 net loss was primarily due the result of an increase in provision for loan losses of $4,994 and losses on other repossessed assets of $1,025. $1,375 of the increase in provision for loan losses and all of the loss on other repossessed assets is related to one lending relationship.

The fourth quarter 2010 net loss of $17,110 was primarily the result of an increase in provision for loan losses of $10,141, goodwill impairment charges of $5,204, and increase in tax expense of $1,316.

EXHIBIT INDEX

The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization and Share Exchange, dated as of July 31, 2007, by and between Community First, Inc. and The First National Bank of Centerville (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules of this agreement are omitted, but a supplemental copy will be furnished to the Securities and Exchange Commission upon request.) (Incorporated by reference herein to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2007.

2.2	Purchase and Assumption Agreement, dated February 9, 2012, by and between Community First Bank & Trust and CapStar Bank (Incorporated by reference herein to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2012).

3.1	Amended and Restated Charter of the Company (restated for SEC filing purposes only) (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).

3.2	Amended and Restated Bylaws of the Company.**

4.1.	See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of Common Stock.

4.2	Series A Preferred Stock Certificate.**

4.3	Series B Preferred Stock Certificate. **

10.1	The Community First, Inc. Stock Option Plan (incorporated by reference to the Company’s Form 10-KSB for the year ended December 31, 2003).+

10.2	Form of Management Stock Option Agreement pursuant to the Community First, Inc. Stock Option Plan. * +

10.3	Form of Organizers Stock Option Agreement pursuant to the Community First, Inc. Stock Option Plan. * +

10.4	Form of Employee Stock Option Agreement pursuant to the Community First, Inc. Stock Option Plan. *+

10.5	The Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2005).+

10.6	Amendment to the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2008).+

10.7	Form of Incentive Stock Option Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2008).+

10.8	Form of Non-Qualified Stock Option Agreement for Directors (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2006).+

10.9	Form of Non-Qualified Stock Option Agreement pursuant to the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on May 13, 2005).+

10.10	Form of Incentive Stock Option Agreement pursuant to the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on May 13, 2005).+

10.11	Form of Restricted Stock Agreement under the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2006).+

10.12	Amended and Restated Employment Agreement between Marc Lively and the Company (incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 7, 2008).+

10.13	Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2005).+

10.14	Amended and Restated Participation Agreement, dated December 27, 2010, with Marc Lively pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2010).+

10.15	Amended and Restated Participation Agreement, dated December 27, 2010, with Mike Saporito pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2010).+

10.16	Amended and Restated Participation Agreement, dated December 27, 2010, with Carl Campbell pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2010).+

10.17	Amended and Restated Participation Agreement, dated December 27, 2010, with Dianne Scroggins pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference to the Company’s Current Report Form 8-K filed with the SEC on December 29, 2010).+

10.18	Community First, Inc. Employee Stock Purchase Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2008).+

10.19	Change in Control Agreement, dated as of July 18, 2008, with Dianne Scroggins (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2008).+

10.20	Change in Control Agreement, dated as of July 18, 2008, with Michael J. Saporito (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2008).+

10.21	First Amendment to Community First Bank and Trust Supplemental Executive Retirement Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).+

10.22	Amended and Restated Community First Bank and Trust Management Incentive Compensation Plan (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).+

10.23	Letter Agreement, dated February 27, 2009, between Community First, Inc. and the United States Department of the Treasury (including Securities Purchase Agreement-Standard Terms).**

10.24	Letter Agreement, dated February 27, 2009, between Community First, Inc. and the United States Department of the Treasury.**

10.25	Letter Agreement, dated February 27, 2009, between Community First, Inc. and the United States Department of the Treasury.**

10.26	Senior Executive Officer Letter Agreement by and between Community First, Inc. and Dianne Scroggins dated February 27, 2009.**+

10.27	Senior Executive Officer Letter Agreement by and between Community First, Inc. and Michael J. Saporito dated February 27, 2009.**+

10.28	Senior Executive Officer Letter Agreement by and between Community First, Inc. and Louis F. Holloway dated February 27, 2009.**+

10.29	Stipulation to the Issuance of a Consent Order, dated September 12, 2011, by and between the Legal Division of the Federal Deposit Insurance Corporation and Community First Bank & Trust (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2011).

10.30	Consent Order by the Federal Deposit Insurance Corporation, dated September 12, 2011 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2011).

21.1	List of Subsidiaries.

23.1	Consent of Crowe Horwath LLP.

31.1	Certification of the President (Principal Executive Officer) Pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification the President (Principal Executive Officer) under the Capital Purchase Program of the Troubled Assets Relief Program

99.2	Certification the Chief Financial Officer under the Capital Purchase Program of the Troubled Assets Relief Program

*	Incorporated herein by reference to the Company’s Annual Report in Form 10-KSB for the year ended December 31, 2002.
**	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on March 5, 2009.
+	Management compensatory plan or arrangement.