Form 10-Q
period 2012-03-31
COMMUNITY FIRST INC
filed 2012-05-15
CIK 1179500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding (no par value): 3,274,105 shares of common stock, no par value per share, as of May 15, 2012.

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Community First, Inc.

Consolidated Balance Sheets

March 31, 2012 (Unaudited) and December 31, 2011

(amounts in thousands, except share and per share data)
	(Unaudited) March 31, 2012	December 31, 2011
Assets
Cash and due from banks	$72,192	$73,708
Federal funds sold	2,780	3,034

Cash and cash equivalents	74,972	76,742
Time deposits in other financial institutions	250	250
Securities available for sale	66,469	63,660
Loans held for sale in secondary market	4,757	5,274
Loans held for sale, net of allowance of $970 at March 31, 2012 and $1,084 at December 31, 2011	31,501	53,125
Loans	369,627	381,196
Allowance for loan losses	(18,813)	(19,546)

Net loans	350,814	361,650

Restricted equity securities	1,727	1,727
Premises and equipment	9,235	9,277
Premises and equipment held for sale	4,895	4,982
Accrued interest receivable	1,921	2,096
Core deposit and customer relationship intangibles	1,498	1,551
Other real estate owned, net	21,787	22,055
Bank owned life insurance	9,112	9,040
Other assets	4,837	5,344

Total Assets	$583,775	$616,773

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$48,285	$46,664
Noninterest-bearing held for sale	2,923	5,213
Interest-bearing	413,063	415,642
Interest-bearing held for sale	53,504	87,518

Total Deposits	517,775	555,037

Federal Home Loan Bank advances	16,000	16,000
Subordinated debentures	23,000	23,000
Repurchase agreement	7,000	7,000
Accrued interest payable	2,794	2,390
Other liabilities	6,212	3,771

Total Liabilities	572,781	607,198

Community First, Inc.

Consolidated Balance Sheets

March 31, 2012 (Unaudited) and December 31, 2011

(Continued)

(amounts in thousands, except share and per share data)
	(Unaudited) March 31, 2012	December 31, 2011
Shareholders’ Equity
Senior preferred shares, no par value; 5% cumulative. Authorized 2,500,000 shares; issued 17,806 with liquidation value of $18,896 at March 31, 2012 and $18,653 at December 31, 2011.	17,806	17,806

Warrant preferred shares, no par value; 9% cumulative. Issued 890 with liquidation value of $890 at March 31, 2012 and December 31, 2011.	890	890
Net discount on preferred shares	(374)	(419)

Total preferred shares	18,322	18,277

Common stock, no par value. Authorized 10,000,000 shares; issued 3,273,915 shares at March 31, 2012 and 3,273,759 shares at December 31, 2011	28,582	28,580
Accumulated deficit	(36,720)	(38,202)
Accumulated other comprehensive income	810	920

Total Shareholders’ Equity	10,994	9,575

Total Liabilities and Shareholders’ Equity	$583,775	$616,773

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2012 and 2011

(Unaudited)

(amounts in thousands, except share and per share data)	Three Months Ended March 31,
	2012	2011
Interest income:
Loans, including fees	$5,796	$7,036
Taxable securities	317	506
Tax-exempt securities	101	116
Federal funds sold and other	69	88

Total interest income	6,283	7,746
Interest expense:
Deposits	1,399	2,030
FHLB advances and federal funds purchased	93	93
Subordinated debentures and other	425	417

Total interest expense	1,917	2,540

Net interest income	4,366	5,206
Provision for loan losses	—	1,830

Net interest income after provision for loan losses	4,366	3,376
Noninterest income:
Service charges on deposit accounts	394	437
Gain on sale of loans	42	286
Gain on sale of branch	1,468	—
Other	245	281

Total noninterest income	2,149	1,004
Noninterest expense:
Salaries and employee benefits	1,902	2,273
Regulatory and compliance	382	377
Occupancy	340	380
Furniture and equipment	139	190
Data processing fees	315	309
Advertising and public relations	40	81
Operational expense	104	114
Other real estate expense	697	260
Other	827	865

Total noninterest expenses	4,746	4,849

Income (loss) before income tax expense	1,769	(469)

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months Ended March 31, 2012 and 2011

(Unaudited, Continued)

(amounts in thousands, except share and per share data)	Three Months Ended March 31,
	2012	2011
Income tax expense (benefit)	—	—

Net income (loss)	1,769	(469)
Preferred stock dividends declared	(242)	(239)
Accretion of preferred stock discount	(45)	(42)

Net Income (loss) allocated to common shareholders	$1,482	$(750)

Income (loss) per share allocated to common shareholders
Basic	$0.45	$(0.23)
Diluted	0.45	(0.23)
Weighted average common shares outstanding
Basic	3,273,908	3,272,773
Diluted	3,273,908	3,272,773

Comprehensive Income (loss)
Net Income (loss)	$1,769	$(469)
Unrealized gains (losses) on securities, net of income taxes of $0 in 2012 and $0 in 2011	(110)	442

Comprehensive income (loss)	$1,659	$(27)

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

Three Months Ended March 31, 2012

(Unaudited)

(amounts in thousands, except share and per share data)
	Common Shares	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders’ Equity

Balance at January 1, 2012	3,273,759	$18,277	$28,580	$(38,202)	$920	$9,575
Stock-based compensation Stock options	—	—	1	—	—	1
Accretion of discount on preferred stock	—	45	—	(45)	—	—
Sale of shares of common stock	156	—	1	—	—	1
Cash dividends declared on preferred stock	—	—	—	(242)	—	(242)
Net income	—	—	—	1,769	—	1,769
Change in unrealized gain on securities available for sale, net of income taxes					(110)	(110)

Balance at March 31, 2012	3,273,915	$18,322	$28,582	$(36,720)	$810	$10,994

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2012 and 2011

(Unaudited)

(amounts in thousands, except share and per share data )	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income (loss)	$1,769	$(469)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	206	266
Amortization on securities, net	166	145
Core deposit intangible amortization	53	61
Provision for loan losses	—	1,830
Loans originated for sale	(1,627)	(7,614)
Proceeds from sale of loans	1,988	11,314
Gain on sale of loans	(42)	(286)
Decrease (increase) in accrued interest receivable	153	(20)
Increase in accrued interest payable	338	549
Increase in surrender value of Bank owned life insurance	(72)	(73)
Loss on disposal of fixed assets	16	—
Gain on sale of branch	(1,468)	—
Net write down of other real estate	421	63
Compensation expense under stock based compensation	1	27
Change in other liability	2,441	—
Other, net	2,857	1,189

Net cash from operating activities	7,200	6,982

Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	—	(3,728)
Other	(9,500)	—
Maturities, prepayments, and calls:
Mortgage-backed securities	1,916	1,912
Other	4,500	125
Net decrease in loans	22,534	1,909
Proceeds from sales of other real estate owned	3,206	1,705
Decrease in time deposits in other financial institutions	—	714
Net cash paid in connection with sale of branch operations	(25,700)	—
Additions to premises and equipment	(175)	(152)

Net cash from investing activities	(3,219)	2,485

Community First, Inc.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2012 and 2011

(Unaudited, Continued)

(amounts in thousands, except share and per share data )	Three Months Ended March 31,
	2012	2011
Cash flows from financing activities
Decrease in deposits	(5,752)	(7,390)
Proceeds from issuance of common stock	1	3
Cash dividends paid on preferred stock	—	(243)

Net cash from financing activities	(5,751)	(7,630)

Net change in cash and cash equivalents	(1,770)	1,837
Cash and cash equivalents at beginning of period	76,742	60,303

Cash and cash equivalents at end of period	$74,972	$62,140

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$1,513	$1,991
Income taxes paid (refunded)	—	(887)
Supplemental noncash disclosures
Transfer from loans to repossessed assets	3,359	226
Preferred stock dividends declared but not paid	242	117
Loans made to facilitate the sale of other real estate	—	120
Net transfer from loans to loans held for sale	—	4,252
Components of sale of branch operations:
Loans sold	7,102	—
Premises and equipment sold	87	—
Accrued interest receivable	22	—
Deposits sold	(32,977)	—
Accrued interest payable	(66)	—

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

(amounts in thousands, except share and per share data )

NOTE 1.	ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements include Community First, Inc. and its wholly-owned subsidiary, Community First Bank & Trust. Community First, Inc., together with the Bank is referred to as the “Company.” The sole subsidiary of Community First Bank & Trust is Community First Properties, Inc., which was originally established as a Real Estate Investment Trust. Community First Bank & Trust together with its subsidiary is referred to as the “Bank.” Intercompany transactions and balances are eliminated in consolidation.

On March 30, 2012, the Company dissolved two of the Bank’s subsidiaries, Community First Title, Inc. and CFBT Investments, Inc. The assets of the two subsidiaries were distributed to the Bank. Also, effective as of March 30, 2012, Community First Properties, Inc. terminated and revoked its election to be a Real Estate Investment Trust.

On December 28, 2011, the Bank entered into a Purchase and Assumption Agreement with Southern Community Bank (“Southern Community”), pursuant to which the Bank agreed to sell certain of its loans and deposits of its Murfreesboro, Tennessee branch location to Southern Community. This transaction was completed on March 30, 2012. On February 9, 2012, the Bank entered into a Purchase and Assumption Agreement with CapStar Bank (“CapStar”), pursuant to which the Bank agreed to sell certain of its loans and deposits of its Franklin, Tennessee branch location to CapStar Bank. This transaction is expected to close in the second or third quarter of 2012. Additional Information regarding the sale of these branches is set forth in Note 3.

The unaudited consolidated financial statements as of March 31, 2012 and for the three month periods ended March 31, 2012 and 2011 have been prepared in accordance with the accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ( the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the 2011 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012 (File No. 000-49966) (the “2011 Form 10-K”).

Critical Accounting Policies:

The consolidated financial statements in this report are prepared in conformity with U.S. generally accepted accounting principles and with general practices in the banking industry. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of our significant accounting policies is described in our 2011 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

Commercial and commercial real estate loans over $100 are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and therefore, they are not separately identified for impairment disclosures.

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

The general component of the allowance covers loans collectively evaluated for impairment and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following loan portfolio segments have been identified with a discussion of the risk characteristics of these portfolio segments:

Real Estate Construction loans include loans made for both residential and commercial construction and land development. Residential real estate construction loans are loans secured by real estate to build 1-4 family dwellings. These are loans made to borrowers obtaining loans in their personal name for the personal construction of their own dwellings, or loans to builders for the purpose of constructing homes for resale. These loans to builders can be for speculative homes for which there is no specific homeowner for which the home is being built, as well as loans to builders that have a pre-sale contract to another individual. Commercial construction loans are loans extended to borrowers secured by and to build commercial structures such as churches, retail strip centers, industrial warehouses or office buildings. Land development loans are granted to commercial borrowers to finance the improvement of real estate by adding infrastructure so that ensuing construction can take place. Construction and land development loans generally have short term maturities to match the expected completion of a particular project. These loan types are generally more vulnerable to changes in economic conditions in that they project there will be a demand for the product. They require monitoring to ensure the project is progressing in a timely manner within the expected budgeted amount. This monitoring is accomplished via periodic physical inspections by an outside third party.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

March 31, 2012

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Tax exempt loans are loans that are extended to entities such as municipalities. These loans tend to be dependent on the ability of the borrowing entity to continue to collect taxes to repay the indebtedness.

Other Loans are those loans which are not elsewhere classified in these categories and are not secured by real estate.

Accounting Standards Newly Adopted:

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The ASU requires entities to present items of net income and other comprehensive income either in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements of net income and other comprehensive income. The ASU is effective for the first interim period beginning after December 15, 2011. The adoption of this guidance did not have a material impact on the Company’s financial statements but did require expansion of the Company’s financial statement presentation.

In May, 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. Included in the ASU are requirements to disclose additional quantitative disclosures about unobservable inputs for all Level 3 fair value measurements, as well as qualitative disclosures about the sensitivity inherent in recurring Level 3 fair value measurements. The ASU is effective for interim and annual periods beginning after December 15, 2011. The ASU was effective for the Company during the first quarter of fiscal 2012 and was applied prospectively. The adoption of this ASU is did not have a material impact on the Company’s financial statements, but did require expansion of the Company’s disclosures.

NOTE 2.	REGULATORY MATTERS AND MANAGEMENT PLANS

The Company has reported losses for each year from 2008 to 2011. The losses incurred by the Company were primarily the result of the economic recession that began in 2008 and the continued impacts of that recession and the resulting sluggish economic conditions. The Bank is a community bank that focuses heavily on commercial and residential development lending. As a result of the collapse of the housing market, many developments stalled, resulting in developers no longer being able to meet their payment obligations to the Bank. Also, during this time, market values for existing real estate properties decreased, which jeopardized the collateral which secured these types of loans made by the Bank. The losses incurred by the Bank have resulted in both the Bank and the Company being subject to additional regulatory scrutiny and increased supervision actions by regulators.

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory action that could have a direct material effect on the financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 2. REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

Prompt corrective action regulations classify banks into one of five capital categories depending on how well they meet their minimum capital requirements. Although these terms are not used to represent the overall financial condition of a bank, the classifications are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. If adequately capitalized or worse, or subject to a written agreement, consent order, or cease and desist order requiring higher minimum capital levels, regulatory approval is required to accept, renew or rollover brokered deposits. If undercapitalized or worse, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year end 2011, the most recent regulatory notifications categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. The Company’s capital ratios are below what is required to be considered adequately capitalized.

On April 19, 2012, the Company entered into a written agreement (the “Written Agreement”) with the Federal Reserve Bank of Atlanta (the “FRB”). The Written Agreement replaces the board resolution adopted by the Board of Directors on January 18, 2011. Under the terms of the Written Agreement, the Company has agreed to, among other things, take the following actions:

•

Take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including taking steps to ensure that the Bank complies with the Consent Order (as defined below);

•

Submit within 60 days of April 19, 2012 a written plan to maintain sufficient capital at the Company on a consolidated basis, and within 10 days of approval of the plan by the FRB, adopt the approved capital plan;

•	Submit within 60 days of April 19, 2012 a written statement of the Company’s planned sources and uses of cash for debt service, operating expenses, and other purposes for 2012;

•	Provide notice in compliance with applicable federal law and regulations, of any changes in directors or senior executive officer of the Company;

•	Comply with applicable federal law and regulations restricting indemnification and severance payments; and

•

Provide within 45 days after the end of each calendar quarter, a written progress report detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement.

In addition, under the terms of the Written Agreement, the Company has agreed to refrain from taking, among other things, the following actions:

•	Refrain from declaring or paying any dividends without prior approval;

•	Not directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank without prior approval;

•	Not (along with the Company’s nonbank subsidiary) make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior approval;

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 2. REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

•	Not (along with the Company’s nonbank subsidiary) directly or indirectly incur, increase, or guarantee any debt without prior approval; and

•	Not directly or indirectly purchase or redeem any shares of its stock without prior approval.

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company would not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The terms of the Written Agreement, which replaced the board resolution, among other things, similarly prohibit the Company from incurring debt, paying dividends or interest or redeeming shares of its capital stock. The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common or preferred stock and the Company’s subsidiaries may not pay dividends on the subsidiaries’ common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the Preferred Stock beginning in the second quarter of 2011. At March 31, 2012, the Company has $1,821 of interest accrued for which payment is being deferred. In addition, the Company has accumulated $1,090 in deferred dividends on shares of preferred stock issued by it to the United States Department of the Treasury (the “Treasury”) under the TARP Capital Purchase Program (the “CPP”). The Company’s subsidiary Community First Properties, Inc. suspended the payment of dividends on its preferred stock beginning with the dividend payment due on December 31, 2011. At March 31, 2012, Community First Properties, Inc. has $8 of preferred stock dividends accrued for which payment is being deferred.

On September 20, 2011, the Bank consented to the issuance of a consent order (the “Consent Order”) by the Federal Deposit Insurance Corporation (the “FDIC”). The Consent Order replaces the memorandum of understanding that the Bank had entered into with the FDIC on October 19, 2010. The Consent Order requires the Bank to attain and achieve regulatory capital ratios higher than those required by regulatory standards, improve, among other things, its processes for identifying and classifying problem loans, and improving the Bank’s overall profitability. The Consent Order required the Bank to formulate written plans detailing how the Bank would achieve such requirements. As of March 31, 2012, the Bank has prepared and submitted all of the required plans to the FDIC and the FDIC has approved those plans as written. The Company is also required to provide quarterly progress reports to the FDIC.

As a result of entering into the Consent Order, the Bank also is subject to additional limitations on its operations including a prohibition on accepting, rolling over, or renewing brokered deposits, which could adversely affect the Bank’s liquidity and/or operating results. The existence of the Consent Order also limits the Bank from paying deposit rates above national rate caps published weekly by the FDIC unless the Bank is determined to be operating in a high-rate market area. On December 1, 2011, the Bank received notification from the FDIC that it is operating in a high-rate environment, which allows the Bank to pay rates higher than the national rate caps, but continues to limit the Bank to rates that do not exceed the prevailing rate in the Bank’s market by more than 75 basis points. The Bank is also limited, as a result of its condition, in its ability to pay severance payments to its employees and must receive the consent of the FDIC and the Department to appoint new officers or directors.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 2. REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

The Consent Order includes time frames to implement the foregoing and on-going compliance requirements for the Bank, such as quarterly progress reports to its regulators. At March 31, 2012, the Bank’s regulatory capital ratios did not meet the minimum regulatory capital ratios proscribed by the Consent Order. In accordance with the terms of the Consent Order, management has prepared and submitted a capital plan with the objective of attaining the capital ratios required by the Consent Order. In addition to the capital plan, the Bank is also not compliant with the reductions in loan concentrations required by the Consent Order. Management has also submitted a written plan to the FDIC to bring the Bank into compliance, and that plan has also been approved by the FDIC. All other plans required by the Consent Order have been submitted to and approved by the FDIC.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. As a result of its losses in 2011 and 2010, the Bank is prohibited under applicable Tennessee law from declaring dividends without prior approval from the Tennessee Department of Financial Institutions (the “Department”). The terms of the Consent Order with the FDIC also prohibit the Bank from paying dividends to the Company without prior approval from the FDIC and the Department. The Company is also restricted in the types and amounts of dividends that can be paid because of its participation in the CPP and by the terms of the Written Agreement, which prohibits the Company from paying interest or dividends (including interest on the Company’s subordinated debentures and dividends on the Company’s preferred stock) without the FRB’s prior approval.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 2. REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

The Company’s and the Bank’s capital amounts and ratios at March 31, 2012 and December 31 2011, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions		Required by terms of Consent Order with FDIC
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2012
Total Capital to risk weighted assets
Community First Bank & Trust	$38,197	9.56%	$31,953	8.00%	$39,942	10.00%	$47,930	12.00%
Consolidated	23,464	5.86%	32,018	8.00%	40,023	10.00%	N/A	N/A

Tier I to risk weighted assets
Community First Bank & Trust	$33,033	8.27%	$15,977	4.00%	$23,965	6.00%	$39,942	10.00%
Consolidated	12,194	3.05%	16,009	4.00%	24,014	6.00%	N/A	N/A

Tier I to average assets
Community First Bank & Trust	$33,033	5.17%	$25,573	4.00%	$31,967	5.00%	$54,343	8.50%
Consolidated	12,194	1.89%	25,751	4.00%	N/A	N/A	N/A	N/A

December 31, 2011
Total Capital to risk weighted assets
Community First Bank & Trust	$36,229	8.51%	$34,044	8.00%	$42,555	10.00%	$51,066	12.00%
Consolidated	20,662	4.85%	34,102	8.00%	42,627	10.00%	N/A	N/A

Tier I to risk weighted assets
Community First Bank & Trust	$30,734	7.22%	$17,022	4.00%	$25,533	6.00%	$42,555	10.00%
Consolidated	10,105	2.37%	17,051	4.00%	25,576	6.00%	N/A	N/A

Tier I to average assets
Community First Bank & Trust	$30,734	4.92%	$25,011	4.00%	$31,263	5.00%	$53,147	8.50%
Consolidated	10,105	1.61%	25,072	4.00%	N/A	N/A	N/A	N/A

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 2. REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

The sale of the Bank’s Murfreesboro, Tennessee branch location on March 30, 2012 resulted in a gain of $1,468. This gain contributed to the improvement in the Bank’s capital in the first quarter of 2012. Despite the improvement in the first quarter of 2012, the Bank’s capital levels as of March 31, 2012 were below those that the Bank agreed to achieve under the terms of the Consent Order. Based on March 31, 2012 levels of average assets and risk-weighted assets, the required amount of additional Tier 1 capital necessary to meet the requirements of the Consent Order was approximately $21,310 which would also satisfy the total capital requirement. The Bank is considered to be adequately capitalized at March 31, 2012. The Company’s capital levels at March 31, 2012 were below those required to be considered adequately capitalized under applicable regulations.

Management’s Plans

The Company is currently considering the options available to increase capital levels at the Company and the Bank, including the sale of common or preferred stock of the Company or the sale of certain branch locations (discussed in Note 3) or other assets, or alternatively the sale of the Company. Current plans include finalizing the pending sale of the Cool Springs Branch, described in Note 3, which if consummated, will improve the Bank’s capital levels. However, the consummation of the pending branch sale is not likely to increase the Bank’s capital levels to those required to be maintained by the Bank in the Consent Order. As a result, and because the Company does not have cash available to contribute to the Bank in an amount sufficient to enable the Bank to achieve the capital levels it committed to maintain in the Consent Order, the Company will continue to seek additional alternatives beyond the sale of the Cool Springs Branch described in Note 3 (including the issuance of common stock) to raise capital in order to assist the Bank in meeting its required capital levels under the Consent Order and the Company in meeting its required capital levels under the Written Agreement. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company. Continued failure by the Bank or the Company to comply with the terms of the Consent Order or the Written Agreement, as applicable, may result in additional adverse regulatory action.

NOTE 3 – BRANCH DIVESTITURES

In an effort to comply with the capital requirements set forth in the Consent Order described in Note 2, the Bank decided to sell two of its branches that are located on the outer limits of its geographic footprint and return focus to the Bank’s core markets. The branch sales are expected to improve the Bank’s capital ratios and concentration levels, both of which are specific requirements of the Consent Order.

The following paragraphs outline certain of the terms of the branch divestitures that have already been consummated or for which a definitive agreement has been signed.

On March 30, 2012, the Bank and Southern Community closed the sale of certain assets and liabilities relative to the Bank’s Murfreesboro, Tennessee branch location. The Bank sold approximately $7,103 in loans and $34,446 in deposits to Southern Community. Southern Community also acquired the fixed assets and assumed the lease on the branch building. The transaction resulted in a gain of $1,468 based on a 4% deposit premium.

On February 9, 2012, the Bank and Capstar Bank entered into a Purchase and Assumption Agreement , which provides for the sale of certain assets and the transfer of certain liabilities relative to the Bank’s branch office located at 9045 Carothers Parkway, Franklin, Tennessee 37067 (the “Cool Springs Branch”). Under the terms

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 3 – BRANCH DIVESTITURES (Continued)

of the Purchase and Assumption Agreement, Capstar will purchase certain assets of the Cool Springs Branch, including the real property on which the Cool Springs Branch is located (the “Cool Springs Real Property”), the leases associated with the Cool Springs Real Property, approximately $46,370 in loans (subject to adjustment between February 9, 2012, and the closing date) and the fixtures and equipment which are associated with the Cool Springs Branch. Capstar Bank will also assume certain liabilities, including substantially all of the deposit liabilities associated with the Cool Springs Branch (which totaled approximately $56,400 as of March 31, 2012). The amount of loans sold to Capstar Bank and deposits assumed by Capstar Bank at the closing of the sale of the Cool Springs Branch is subject to adjustment, in the case of the loans, to the payoff of loans in the ordinary course of business and to the failure of any loan initially included in the loans to be sold to continue to meet the requirements necessary for such loan to be a loan that Capstar Bank is obligated to purchase, and, in the case of deposits, to fluctuations in deposit accounts in the ordinary course of business. At March 31, 2012 the amount of loans that would be transferred to Capstar Bank totaled approximately $32,473. The purchase price for the assets purchased by Capstar Bank other than the Cool Springs Real Property will be the Bank’s net book value for such assets. The Real Property, however, will be sold at fair market value as determined by a mutually agreed upon independent real estate appraiser. Capstar Bank will pay a premium of 4% on the deposit liabilities assumed. To the extent that the liabilities assumed by Capstar Bank exceed the value of the assets purchased by Capstar plus the amount of the deposit premium, the Bank will make a cash payment to Capstar Bank equal to such difference.

The transaction with Capstar is subject to receipt of required regulatory approvals and the satisfaction of other customary closing conditions, and is expected to be completed in the second or third quarter of 2012.

The Company does not currently have plans to sell any additional branches other than the two discussed above.

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at March 31, 2012 and December 31, 2011 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2012
U.S. government sponsored entities	$18,215	$3	$(26)	$18,192
Mortgage-backed - residential	26,181	1,370	—	27,551
State and municipal	18,593	1,156	—	19,749
Corporate	1,000	—	(23)	977

Total	$63,988	$2,530	$(49)	$66,469

December 31, 2011
U.S. government sponsored entities	$13,275	$8	$(8)	$13,275
Mortgage-backed - residential	28,181	1,410	—	29,591
State and municipal	18,614	1,223	(11)	19,826
Corporate	1,000	—	(32)	968

Total	$61,070	$2,641	$(51)	$63,660

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 4 – SECURITIES AVAILABLE FOR SALE (Continued)

There were no sales of securities during the three month periods ended March 31, 2012 and 2011.

The amortized cost and fair value of the securities portfolio are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage backed securities are presented separately due to varying maturity dates as a result of prepayments.

	March 31, 2012
	Amortized Cost	Fair Value
Due in one year or less	192	193
Due after one through five years	18,403	18,444
Due after five through ten years	14,494	15,466
Due after ten years	4,718	4,815
Mortgage backed - residential	26,181	27,551

Total	$63,988	$66,469

At March 31, 2012 and December 31, 2011, respectively, securities totaling $49,509 and $48,408 were pledged to secure public deposits and repurchase agreements.

At March 31, 2012, the Company held securities issued by the following entities, other than U.S. Government Sponsored entities, for which the aggregate face amount of investments is greater than 10% of the Company’s shareholders’ equity as of March 31, 2012:

Type	Issuer	Face Value	Fair Value	% of Capital

State and municipals	Brentwood, Tennessee	$1,134	$1,192	10.31%
State and municipals	Columbia, Tennessee	$1,476	$1,537	13.43%
State and municipals	Hardin County, Tennessee	$1,547	$1,684	14.07%
State and municipals	Hamilton County, Tennessee	$2,533	$2,784	23.04%
State and municipals	Madison County, Tennessee	$2,980	$3,190	27.11%

At December 31, 2011, the Company held securities issued by the following entities for which the aggregate face amount of investments is greater than 10% of the Company’s shareholders’ equity as of December 31, 2011:

Type	Issuer	Face Value	Fair Value	% of Capital

State and municipals	Brentwood, Tennessee	$1,134	$1,214	11.84%
State and municipals	Columbia, Tennessee	$1,479	$1,548	15.45%
State and municipals	Hardin County, Tennessee	$1,547	$1,669	16.16%
State and municipals	Hamilton County, Tennessee	$2,534	$2,758	26.47%
State and municipals	Madison County, Tennessee	$2,985	$3,249	31.18%

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 4 – SECURITIES AVAILABLE FOR SALE (Continued)

The following table summarizes securities with unrealized losses at March 31, 2012 and December 31, 2011 aggregated by major security type and length of time in a continuous unrealized loss position:

	000000	000000	000000	000000	000000	000000
	Less than 12 Months		12 Months or More		Total
March 31, 2012
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government sponsored entities	$13,974	$(26)	$—	$—	$13,974	$(26)

Corporate	—	—	977	(23)	977	(23)

Total temporarily impaired	$13,974	$(26)	$977	$(23)	$14,951	$(49)

	000000	000000	000000	000000	000000	000000
	Less than 12 Months		12 Months or More		Total
December 31, 2011
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government sponsored entities	$8,031	$(8)	$—	$—	$8,031	$(8)

State and municipal	—	—	664	(11)	664	(11)

Corporate	—	—	968	(32)	968	(32)

Total temporarily impaired	$8,031	$(8)	$1,632	$(43)	$9.663	$(51)

Other-Than-Temporary-Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Securities classified as available for sale are generally evaluated for OTTI under the provisions of ASC 320-10, Investments - Debt and Equity Securities. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 4 – SECURITIES AVAILABLE FOR SALE (Continued)

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

As of March 31, 2012, the Company’s security portfolio consisted of 93 securities, 7 of which were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2012.

The table below presents a rollforward for the three months ended March 31, 2012 and 2011 of the credit losses recognized in earnings:

	Three months ended March 31
	2012	2011

Beginning Balance	$6,338	$1,338
Additions for credit losses on securities for which no previous other-than-temporary impairment was recognized	—	—

Ending Balance	$6,338	$1,338

NOTE 5 – FAIR VALUE

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Investment Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3 inputs). The fair values of Level 3 investment securities are determined by an independent third party. These valuations are then reviewed by the Company’s controller. Discounted cash flows are calculated using estimates of current market rates for each type of security. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

The fair value of loans held for sale is estimated based on binding quotes from third party investors resulting in a Level 2 classification.

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Appraisals for both collateral dependent impaired loans and other real estate owned are performed by certified general appraisers, certified residential appraisers or state licensed appraisers whose qualifications and licenses are annually reviewed and verified by the Bank. Once received, Bank personnel or an independent review appraiser reviews the assumptions and approaches utilized in the appraisal as well as the overall resulting fair value to arrive at fair value and determines if the appraisal is reasonable. Appraisals for collateral dependent impaired loans and other real estate owned are updated annually. On an annual basis, the Company compares the actual selling costs of collateral that has been liquidated to the selling price to determine what additional adjustment should be made to the appraisal value to arrive at fair value. The most recent analysis performed indicated that an additional discount of 15% should be applied to properties with appraisals performed within 12 months.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Mortgage Banking Derivatives: The fair value of mortgage banking derivatives is determined by individual third party sales contract prices for the specific loans held at each reporting period end (Level 2 inputs). The fair value adjustment is included in other assets.

Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements at March 31, 2012 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government sponsored entities	$18,192	18,192	—
Mortgage-backed - residential	27,551	27,551	—
State and municipal	19,749	15,282	4,467
Corporate	977	—	977

Total available for sale securities	66,469	61,025	5,444

		Fair Value Measurements at December 31, 2011 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government sponsored entities	$13,275	13,275	—
Mortgage-backed - residential	29,591	29,591	—
State and municipal	19,826	15,399	4,427
Corporate	968	—	968

Total available for sale securities	63,660	58,225	5,395

There were no transfers among fair value pricing levels during the three months ended March 31, 2012 and 2011.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2012 and 2011:

	000000	000000
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Corporate Securities
	Three months ended March 31,
	2012	2011
Beginning balance	$968	$4,083
Change in fair value	9	(30)

Ending balance	$977	$4,053

	000000	000000
	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	State and Municipal Securities
	Three months ended March 31,
	2012	2011
Beginning balance	$4,427	$—
Change in fair value	40	—

Ending balance	$4,467	$—

The following methods and assumptions were used by the Company in generating its fair value disclosures:

U.S. Government Sponsored Entities and Mortgage-Backed Securities:

The Company uses an independent third party to value its U.S. government sponsored entities and mortgage-backed securities. The third party’s approach uses relevant information generated by transactions that have occurred in the market place that involve similar assets, as well as using cash flow information when necessary. These inputs are observable, either directly or indirectly in the market place for similar assets. The Company considers these valuations to be Level 2 pricing.

State and Municipal Securities:

The valuation of the Company’s state and municipal securities are supported by analysis prepared by an independent third party. Their approach to determining fair value involves using recently executed transactions for similar securities and market quotations for similar securities. For these securities that are rated by the rating agencies and have recent trades, it was determined that these were valued using Level 2 inputs. For these securities that are not rated by the rating agencies and trading volumes are thin, it was determined that these were valued using Level 3 inputs.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Corporate Securities:

For corporate securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows (Level 3 pricing) as determined by an independent third party. The significant unobservable inputs used in the valuation model include discount rates and yields or current spreads to U.S. Treasury rates.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	March 31, 2012
	Carrying Value	Fair Value Measurements using other significant unobservable inputs (Level 3)
Assets:
Impaired loans:
Real estate construction	$9,817	$9,817
1-4 Family residential	1,722	1,722
Commercial real estate	2,869	2,869
Commercial, financial and agricultural	166	166
Consumer	93	93
Other loans	4,360	4,360

Total impaired loans	19,027	19,027
Other real estate owned:
Construction and development	1,269	1,269
1-4 Family residential	1,421	1,421

Total other real estate owned	2,690	2,690

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

	December 31, 2011
	Carrying Value	Fair Value Measurements using other significant unobservable inputs (Level 3)
Assets:
Impaired loans:
Real estate construction	$9,122	$9,122
1-4 Family residential	3,248	3,248
Commercial real estate	5,319	5,319
Other real estate loans	639	639
Commercial, financial and agricultural	53	53
Consumer	96	96
Other Loans	2,894	2,894

Total impaired loans	21,371	21,371
Other real estate owned:
Construction and development	189	189
1-4 Family residential	253	253

Total other real estate owned	442	442

Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $27,411, with a valuation allowance of $8,384, resulting in an additional provision for loan losses of $0 for the three month period ended March 31, 2012, compared to an additional provision of $1,789 in the first three months of 2011. Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $29,490, with a valuation allowance of $8,119, resulting in an additional provision for loan losses of $5,203 for the year ended December 31, 2011.

Other real estate owned, measured at fair value less costs to sell, had a net carrying amount of $2,690, which is made up of the outstanding balance of $4,478, net of a valuation allowance of $1,788 at March 31, 2012, resulting in a write-down of $304 charged to expense in the three months ended March 31, 2012, compared to a write-down of $43 charged to expense in the first three months of 2011. Net carrying amount was $442 at December 31, 2011, which was made up of the outstanding balance of $1,015, net of a valuation allowance of $573, resulting in a write-down of $1,578 charged to expense during 2011.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments at fair value on a non-recurring basis at March 31, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)
Impaired Loans:
Real estate construction	$9,817	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (25.0%) (18.0%)
1-4 Family residential	1,722	Sales comparison approach	Adjustment for differences between the comparable sales	(2.1%) - (19.6%) (10.2%)
Commercial real estate	2,869	Sales comparison approach	Adjustment for differences between the comparable sales	(10.0%) - (10.0%) (10.0%)
Commercial, financial and agricultural	166	Sales comparison approach	Adjustment for differences between the comparable sales	(17.0%) - (25.0%) (22.3%)
Consumer	93	Sales comparison approach	Adjustment for differences between the comparable sales	(10.0%) - (17.0%) (11.4%)
Other real estate owned:
Construction and development	1,269	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (25.0%) (18.0%)
1-4 Family residential	1,421	Sales comparison approach	Adjustment for differences between the comparable sales	(2.1%) - (19.6%) (10.2%)

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Carrying amount and estimated fair values of significant financial instruments at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$74,972	$74,972	$74,972	$—	$—
Time deposits in other financial institutions	250	250	—	250	—
Securities available for sale	66,469	66,469	—	61,025	5,444
Loans held for sale in secondary market	4,757	4,757	—	4,757	—
Loans held for sale, net of allowance	31,501	31,501	—	—	31,501
Loans, net of allowance	350,814	345,039	—	—	345,039
Restricted equity securities	1,727	NA	NA	NA	NA
Accrued interest receivable	1,921	1,921	10	356	1,555
Financial liabilities
Deposits with stated maturities	360,387	364,393	—	364,393	—
Deposits without stated maturity	157,388	157,388	157,388	—	—
Accrued interest payable	2,794	2,794	7	913	1,819
Repurchase agreement	7,000	7,305	—	—	7,305
Federal Home Loan Bank advances	16,000	16,202	—	16,202	—
Subordinated debentures	23,000	13,260	—	—	13,260

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$76,742	$76,742
Time deposits in other financial institutions	250	250
Securities available for sale	63,660	63,660
Loans held for sale in secondary market	5,274	5,274
Loans held for sale, net of allowance	53,125	53,125
Loans, net of allowance	361,650	355,571
Restricted equity securities	1,727	NA
Accrued interest receivable	2,096	2,096
Financial liabilities
Deposits with stated maturity	360,387	361,824
Deposits without stated maturity	194,650	194,650
Accrued interest payable	2,390	2,390
Repurchase agreement	7,000	7,280
Federal Home Loan Bank advances	16,000	16,221
Subordinated debentures	23,000	13,250

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Carrying amount is the estimated fair value for cash and cash equivalents, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully resulting in a Level 1 classification. Fair value for accrued interest receivable and payable is based on the contractual terms of the facility, resulting in a Level 1, Level 2 or Level 3 classification based on the classification of the respective facility. The method for determining fair values of securities is discussed above. Restricted equity securities do not have readily determinable fair values due to their restrictions on transferability. For fixed rate loans and variable rate loans with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk resulting in a Level 3 classification. For fixed and variable rate deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk resulting in a Level 2 classification. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values resulting in a Level 3 classification. Fair value of FHLB advances is based on discounted cash flows using current rates for similar financing resulting in a Level 2 classification. Fair value of subordinated debentures is based on discounted cash flows using current rates for similar financing resulting in a Level 3 classification. The fair value of off-balance-sheet items is not considered material.

NOTE 6 – LOANS

Loans outstanding by category at March 31, 2012 and December 31, 2011 were as follows:

	2012	2011
Real estate construction:
Residential construction	$16,036	$17,923
Other construction	37,807	35,517
1-4 Family residential:
Revolving, open ended	22,783	22,107
First liens	88,301	95,121
Junior liens	4,189	4,527
Commercial real estate:
Farmland	8,136	8,259
Owner occupied	45,634	47,343
Non-owner occupied	94,433	96,929
Other real estate secured loans	7,415	7,405
Commercial, financial and agricultural:
Agricultural	1,061	1,093
Commercial and industrial	28,911	29,693
Consumer	7,084	7,430
Tax exempt	52	52
Other	7,785	7,797

	$369,627	$381,196

Loans that are expected to be sold as part of the sale of the Cool Springs Branch discussed in Note 3 are reported in loans held for sale, net of allowance of $970.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

The following tables present activity in allowance for loan losses and the outstanding loan balance by portfolio segment and based on impairment method as of March 31, 2012 and 2011. The balances for “recorded investment” in the following tables related to credit quality do not include approximately $1,485 and $1,520 in accrued interest receivable at March 31, 2012 and December 31, 2011, respectively. Accrued interest receivable is a component of the Company’s recorded investment in loans.

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total

Three months ended March 31, 2012
Activity in the allowance for loan losses:
Beginning Balance	$4,809	$5,564	$3,505	$244	$1,394	$84	$—	$3,337	$609	$19,546
Charge-offs	(36)	(429)	(211)	—	(95)	(25)	—	—	—	(796)
Recoveries	7	7	—	—	21	10	—	—	—	45
Provision	(431)	556	(272)	33	98	—	—	—	16	—
Transfers due to completed branch sales	2	15	—	—	1	—	—	—	—	18

Total ending allowance balance	$4,351	$5,713	$3,022	$277	$1,419	$69	$—	$3,337	$625	$18,813

Three months ended March 31, 2011
Activity in the allowance for loan losses:
Beginning Balance	$6,522	$5,513	$2,373	$22	$1,536	$103	$—	$1,472	$626	$18,167
Charge-offs	(132)	(110)	—	—	(7)	(14)	—	—	—	(263)
Recoveries	2	15	4	6	—	14	—	—	—	41
Provision	1,997	72	(364)	39	(153)	(40)	—	274	5	1,830

Total ending allowance balance	$8,389	$5,490	$2,013	$67	$1,376	$63	$—	$1,746	$631	$19,775

NOTE 6 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total

Ending allowance balance attributable to loans at March 31, 2012:
Individually evaluated for impairment	$2,261	$987	$1,759	$73	$65	$58	$—	$3,335	$—	$8,538
Collectively evaluated for Impairment	2,090	4,726	1,263	204	1,354	11	—	2	625	10,275

Total ending allowance balance	$4,351	$5,713	$3,022	$277	$1,419	$69	$—	$3,337	$625	$18,813

Ending allowance balance attributable to loans at December 31, 2011:

Individually evaluated for impairment	$1,878	$787	$1,977	$73	$87	$72	$—	$3,335	$—	$8,209
Collectively evaluated for Impairment	2,931	4,777	1,528	171	1,307	12	—	2	609	11,337

Total ending allowance balance	$4,809	$5,564	$3,505	$244	$1,394	$84	$—	$3,337	$609	$19,546

Loans at March 31, 2012:
Individually evaluated for impairment	$21,047	$6,416	$8,069	$2,223	$372	$175	$—	$7,696		$45,998
Collectively evaluated for impairment	32,796	108,857	140,134	5,192	29,600	6,909	52	89		323,629

Total loans balance	$53,843	$115,273	$148,203	$7,415	$29,972	$7,084	$52	$7,785		$369,627

Loans at December 31, 2011:
Individually evaluated for impairment	$16,895	$10,102	$7,477	$2,229	$282	$168	$—	$7,696		$44,849
Collectively evaluated for impairment	36,545	111,653	145,054	5,176	30,504	7,262	52	101		336,347

Total loans balance	$53,440	$121,755	$152,531	$7,405	$30,786	$7,430	$52	$7,797		$381,196

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans at March 31, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$8,079	$4,600	$—	$4,717	$—	$—
Other construction	10,747	9,779	—	8,453	—	—
1-4 Family residential:
Revolving, open ended	—	—	—	—	—	—
First liens	3,935	3,492	—	5,071	15	35
Junior liens	—	—	—	—	—	—
Commercial real estate:
Farmland	485	234	—	234	—	—
Owner occupied	1,097	1,097	—	549	12	11
Non-owner occupied	2,343	2,343	—	1,262	35	34
Commercial, financial and agricultural:
Commercial and industrial	141	141	—	141	—	—
Consumer	55	55	—	28	1	1
Other Loans	—	—	—	734	—	—

Total with no related allowance recorded	26,882	21,741	—	21,189	63	81

With an allowance recorded:
Real estate construction:
Residential construction	1,258	1,143	55	923	6	7
Other construction	5,525	5,525	2,206	4,879	(19)	—
1-4 Family residential:
Revolving, open ended	1,172	1,171	471	596	(12)	—
First Liens	1,643	1,643	407	2,324	21	22
Junior Liens	109	109	109	268	1	2
Commercial real estate:
Farmland	—	—	—	—	—	—
Owner occupied	792	792	359	1,039	2	6
Non-owner occupied	3,603	3,603	1,400	4,690	13	34
Other real estate loans	2,223	2,223	73	2,226	34	35
Commercial, financial and agricultural:
Commercial and industrial	231	231	65	186	(1)	—
Consumer	120	121	58	145	1	2
Other loans	7,696	7,696	3,335	6,963	—	—

Total with an allocated allowance recorded	24,372	24,257	8,538	24,239	46	108

Total	$51,254	$45,998	$8,538	$45,428	$109	$189

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2011:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$8,119	$4,833	$—	$4,402	$199	$199
Other construction	10,391	7,127	—	4,465	22	22
1-4 Family residential:
Revolving, open ended	—	—	—	345	—	—
First liens	6,811	6,650	—	3,470	125	125
Junior liens	—	—	—	107	—	—
Commercial real estate:
Farmland	485	234	—	47	—	—
Owner occupied	—	—	—	1,772	—	—
Non-owner occupied	181	181	—	872	9	9
Commercial, financial and agricultural:
Commercial and industrial	141	141	—	296	—	—
Consumer	—	—	—	60	—	—
Other Loans	1,467	1,467	—	293	—	—

Total with no related allowance recorded	27,595	20,633	—	16,129	355	355

With an allowance recorded:
Real estate construction:
Residential construction	827	702	35	7,750	11	9
Other construction	4,233	4,233	1,843	9,415	8	8
1-4 Family residential:
Revolving, open ended	20	20	20	637	—	—
First Liens	3,005	3,005	617	8,927	119	119
Junior Liens	427	427	150	345	7	7
Commercial real estate:
Farmland	—	—	—	469	—	—
Owner occupied	1,285	1,285	569	2,141	34	34
Non-owner occupied	5,777	5,777	1,408	3,819	206	206
Other real estate loans	2,229	2,229	73	1,464	88	85
Commercial, financial and agricultural:
Commercial and industrial	141	141	87	228	7	7
Consumer	168	168	72	42	10	10
Other loans	6,229	6,229	3,335	4,525	—	—

Total with an allocated allowance recorded	24,341	24,216	8,209	39,762	490	485

Total	$51,936	$44,849	$8,209	$55,891	$845	$840

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

Troubled Debt Restructurings

The Company has $13,342 of loans with allocated specific reserves of $2,110 to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 compared to $12,781 with allocated specific reserves of $2,421 at December 31, 2011. The Company lost $54 and $34 of interest income in the first three months of 2012 and 2011, respectively, that would have been recorded in interest income if the specific loans had not been restructured. The Bank had commitments to lend up to $48 and $295 of additional funds to loans classified as troubled debt restructurings at March 31 2012, and December 31, 2011, respectively.

During the first three months of 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

Modifications involving a reduction of the stated interest rate and extension of the maturity date of the loan were for periods ranging from six months to two years.

The following table presents loans by class modified as troubled debt restructurings that occurred during the first three months of 2012 and 2011:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
March 31, 2012
Real estate construction:
Residential construction	1	$1,097	$1,097
Commercial real estate:
Owner occupied	1	737	737

Total	2	$1,834	$1,834

March 31, 2011
1-4 Family residential:
First liens	6	$925	$925
Junior liens	1	9	9

	7	$934	$934

Troubled debt restructurings described above had an outstanding balance of $1,834 at March 31, 2012 and increased the allowance for loan losses by $35 during the first three months of 2012. Troubled debt restructurings still accruing interest totaled $6,814 and $958 at March 31, 2012 and December 31, 2011, respectively.

A loan is considered to be in payment default once it is more than 90 days contractually past due under the modified terms. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the first three months of 2012 or 2011.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without modification. This evaluation is performed in accordance with the Company’s internal loan policy. Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Nonaccrual	Loans past due over 90 days still accruing	Nonaccrual	Loans past due over 90 days still accruing
Real estate construction:
Residential construction	$5,005	$—	$5,535	$—
Other construction	15,373	—	11,361	—
1-4 Family residential:
Revolving, open ended	1,239	—	37	—
First Liens	3,867	—	8,635	—
Junior Liens	161	—	427	—
Commercial real estate:
Farmland	234	—	453	—
Owner occupied	1,355	—	1,635	—
Non-owner occupied	4,144	—	3,963	—
Other real estate loans	—	—	—	—
Commercial, financial and agricultural:
Agricultural	—	—	—	—
Commercial and industrial	501	—	859	—
Consumer	164	—	229	—
Other loans	7,696	—	7,697	—

Total	$39,739	$—	$40,831	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans, including nonaccrual loans as of March 31, 2012 and December 31, 2011 by class of loans:

March 31, 2012	30 – 59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real estate construction:
Residential construction	$—	$—	$1,154	$1,154	$14,882	$16,036
Other construction	8	122	3,446	3,576	34,231	37,807
1-4 Family residential:
Revolving, open ended	50	—	1,239	1,289	21,494	22,783
First Liens	4,404	347	1,798	6,549	81,752	88,301
Junior Liens	—	—	52	52	4,137	4,189
Commercial real estate:
Farmland	—	—	234	234	7,902	8,136
Owner occupied	1,242	197	563	2,002	43,632	45,634
Non-owner occupied	14,917	—	361	15,278	79,155	94,433
Other real estate secured loans	—	—	—	—	7,415	7,415
Commercial, financial and agricultural:
Agricultural	—	3	—	3	1,058	1,061
Commercial and industrial	52	1,780	346	2,178	26,733	28,911
Consumer	50	1	14	65	7,019	7,084
Tax exempt	—	—	—	—	52	52
Other loans	—	—	7,696	7,696	89	7,785

Total	$20,723	$2,450	$16,903	$40,076	$329,551	$369,627

December 31, 2011	30 – 59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real estate construction:
Residential construction	$—	$—	$1,450	$1,450	$16,473	$17,923
Other construction	183	2,507	2,747	5,437	30,080	35,517
1-4 Family residential:
Revolving, open ended	286	75	18	379	21,728	22,107
First Liens	5,901	861	2,939	9,701	85,420	95,121
Junior Liens	173	330	—	503	4,024	4,527
Commercial real estate:
Farmland	39	—	453	492	7,767	8,259
Owner occupied	—	—	1,254	1,254	46,089	47,343
Non-owner occupied	10,723	—	361	11,084	85,845	96,929
Other real estate secured loans	484	—	—	484	6,921	7,405
Commercial, financial and agricultural:
Agricultural	—	—	—	—	1,093	1,093
Commercial and industrial	700	523	591	1,814	27,879	29,693
Consumer	76	19	61	156	7,274	7,430
Tax exempt	—	—	—	—	52	52
Other loans	—	—	7,697	7,697	100	7,797

Total	$18,565	$4,315	$17,571	$40,451	$340,745	$381,196

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

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

Watch. Loans classified as watch are considered to be of acceptable credit quality, but contain greater credit risk than pass rated loans due to weak balance sheets, marginal earnings or cash flow, or other uncertainties. These loans warrant a higher than average level of monitoring to ensure that weaknesses do not advance.

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Impaired loans are evaluated separately from other loans in the Bank’s portfolio. Credit quality information related to impaired loans was presented above and is excluded from the tables below.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	00000000	00000000	00000000	00000000	00000000
March 31, 2012	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction:
Residential construction	$3,843	$1,395	$1,553	$3,502	$—
Other construction	15,492	5,083	49	1,879	—
1-4 Family residential:
Revolving, open ended	17,347	1,110	—	3,154	—
First Liens	51,835	14,715	5,692	10,924	—
Junior Liens	2,962	976	19	123	—
Commercial real estate:
Farmland	3,999	1,756	—	2,147	—
Owner occupied	31,791	9,875	17	2,062	—
Non-owner occupied	50,139	17,540	1,850	18,958	—
Other real estate loans	1,439	745	—	3,008	—
Commercial, financial and agricultural:
Agricultural	1,038	20	—	3	—
Commercial and industrial	21,010	4,816	881	1,832	—
Consumer	6,799	55	1	54	—
Tax exempt	52	—	—	—	—
Other loans	89	—	—	—	—

Total	$207,835	$58,086	$10,062	$47,646	$—

	00000000	00000000	00000000	00000000	00000000
December 31, 2011	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction:
Residential construction	$2,045	$4,098	$—	$6,245	$—
Other construction	16,528	5,092	138	2,399	—
1-4 Family residential:
Revolving, open ended	18,104	905	—	3,078	—
First Liens	53,649	19,412	354	12,051	—
Junior Liens	2,991	998	—	111	—
Commercial real estate:
Farmland	4,082	2,524	—	1,419	—
Owner occupied	32,942	9,795	—	3,321	—
Non-owner occupied	63,838	7,405	1,864	17,864	—
Other real estate loans	1,405	749	—	3,022	—
Commercial, financial and agricultural:
Agricultural	1,093	—	—	—	—
Commercial and industrial	22,472	4,961	490	1,488	—
Consumer	7,084	91	—	87	—
Tax exempt	52	—	—	—	—
Other loans	101	—	—	—	—

Total	$226,386	$56,030	$2,846	$51,085	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 7 – INCOME (LOSS) PER SHARE

In accordance with ASC 260-10, Earnings Per Share, basic earnings (loss) per share allocated to common shareholders is computed by dividing net income (loss) allocated to common shareholders by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per share allocated to common shareholders reflects the potential dilution that could occur if securities, stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings (loss) of the Company. The factors used in the earnings per share computation follow:

	Three months ended March 31,
	2012	2011
Basic
Net income (loss)	$1,769	$(469)
Less: Earnings allocated to preferred stock	(242)	(239)
Less: Accretion of preferred stock discount	(45)	(42)

Net Income (loss) allocated to common stock	1,482	(750)

Weighted average common shares	3,273,908	3,272,773

Basic net income (loss) per share	$0.45	$(0.23)

Diluted
Net income (loss) allocated to common stock	$1,482	$(750)

Weighted average common shares	3,273,908	3,272,773
Add: Dilutive effects of assumed exercises of stock options	—	—

Average common shares and dilutive potential common shares outstanding	3,273,908	3,272,773

Diluted net income (loss) per share	$0.45	$(0.23)

At March 31, 2012 and 2011, respectively, stock options for 101,900 and 205,630 shares of common stock were not considered in computing diluted net income (loss) per share for three month periods ended March 31, 2012 and 2011 because they were antidilutive.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2012

(Unaudited)

NOTE 8 – INCOME TAXES

The Company recorded tax expense of $0 during the first quarter of 2012. During 2010 the Company established a valuation allowance against all of its deferred tax assets and has maintained that valuation allowance through the first three months of 2012. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. Because the Company has recorded a valuation allowance against its deferred tax assets, any deferred tax benefit or expense will be offset by a corresponding increase or decrease, respectively, to the valuation allowance. Until the reversal of the deferred tax valuation allowance, tax benefit or expense from current year operations is expected to be nominal.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

(amounts in thousands, except share and per share data)

The following discussion compares the financial condition of the Company at March 31, 2012 to December 31, 2011, and the results of operations for the three months ended March 31, 2012 and 2011. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012 (File No. 000-49966) (the “2011 Form 10-K”) and in other reports we file with the SEC from time to time; including Part II, Item 1A “Risk Factors” below, and the following:

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	further deterioration of market values of other real estate owned;

•	greater than anticipated deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA;

•	our potential growth, including our entrance or expansion into new markets, and the need for sufficient capital to support that growth;

•

governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations, including those resulting from the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	continuation of the historically low short-term interest rate environment;

•	rapid fluctuations or unanticipated changes in interest rates;

•	failure to maintain capital levels above levels required by federal banking regulations or commitments or agreements the Company or the Bank makes with its regulators;

•	any activity that would cause the Company to conclude that there was impairment of any asset, including intangible assets;

OVERVIEW (Continued)

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	the failure of assumptions underlying the establishment of valuation allowances for probable loan losses and other estimates;

•	further deterioration in the valuation of other real estate owned;

•	changes in accounting policies, rules and practices;

•	the impact of governmental restrictions on entities participating in the Capital Purchase Program (the “CPP”) of the U.S Department of the Treasury (the “U.S. Treasury”);

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other circumstances, many of which may be beyond our control.

All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

FINANCIAL CONDITION

At March 31, 2012, total assets were $583,775, a decrease of $32,998 or 5.4% compared to $616,773 at December 31, 2011. The decrease in total assets was primarily due to the sale of the Bank’s Murfreesboro, Tennessee branch location. Total liabilities decreased 5.7%, or $34,417 to $572,781 at March 31, 2012 compared to $607,198 at December 31, 2011. The decrease in liabilities was also principally due to the sale of the Murfreesboro, Tennessee branch location. Total equity increased 14.8%, or $1,419 to $10,994 at March 31, 2012 compared to $9,575 at December 31, 2011. The increase in equity is primarily due to net income for the first three months of 2012.

Cash and Cash Equivalents

Cash and cash equivalents were $74,972 at March 31, 2012 compared to $76,742 at December 31, 2011. The Bank has continued to maintain unusually high cash balances during 2012 due to the availability of excess liquidity in the Bank’s market area coupled with reduced loan demand as a result of weak economic conditions.

Loans

Total loans (excluding loans held for sale) at March 31, 2012 were $369,627, compared to $381,196 at December 31, 2011, a decrease of $11,569 or 3.0%. The decrease in loans during the first three months of 2012 is due to regular loan payments outpacing demand for new loans and transfer of certain loans to other real estate owned.

Loans in the portfolio at March 31, 2012 of approximately $126,670, or 34.3%, are at a variable rate of interest, $203,218, or 55.0%, are at a fixed rate, and $39,739, or 10.8% are nonaccrual. $240,559 or 65.1% of total loans reprice within one year. As market rates dropped during the economic recession, management implemented rate floors for many variable rate loans in order to protect the Bank’s net interest margin. As a

FINANCIAL CONDITION (Continued)

result, when market rates begin to rise, loans at their floor will not reprice at higher rates until market rates rise above their contractual floor rates. Only the loans noted above that have variable rates not at a floor rate will reprice with the first increase in market rates. The existence of these rate floors may negatively impact our net interest margin when rates begin to rise, at least until rates rise above these floors.

On March 31, 2012, the Company’s loan to deposit ratio (including loans held for sale in secondary market and loans held for sale net of allowance of $970) was 78.4%, compared to 79.2% at December 31, 2011. Management expects loan demand to remain low throughout 2012, resulting in further reduction of gross loans, across most of the Bank’s loan categories. Management anticipates this trend will continue until there are indicators of significant improvements in both the local and national economy, leading customers to begin spending more resulting in increased demand. If the Company’s deposit growth continues to outpace its loan demand, the Company’s net interest margin may be adversely affected as the funds from these deposits may be invested in securities and other interest earning assets that offer lower yields than loans.

Securities Available for Sale

Set forth below is a table showing the carrying amount and breakdown of the Company’s securities available for sale at March 31, 2012 and December 31, 2011:

	March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total

U.S. government sponsored entities	$18,192	27.4%	$13,275	20.9%
Mortgage-backed - residential	27,551	41.4%	29,591	46.5%
State and municipal	19,749	29.7%	19,826	31.1%
Corporate	977	1.5%	968	1.5%

Total	$66,469	100.0%	$63,660	100.0%

The Company’s securities portfolio is used to provide yield and for pledging purposes to secure public fund deposits. As of March 31, 2012, the carrying value of securities increased $2,809 to $66,469, compared to $63,660 at December 31, 2011. Securities available for sale as a percentage of total assets was 11.4% at March 31, 2012, compared to 10.3% at December 31, 2011. Net unrealized gain on available for sale securities was $2,481 at March 31, 2012, compared to a net unrealized gain of $2,590 at December 31, 2011. Management is continually monitoring the credit quality of the Bank’s investments and believes that the unrealized losses that exist in the Bank’s portfolio are temporary based on the bond ratings and anticipated recovery of bonds held. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

Other Real Estate Owned

At March 31, 2012, other real estate owned totaled $21,787, a decrease of $268 from $22,055 at December 31, 2011. The balance of other real estate owned at March 31, 2012 is comprised of $21,226 of properties acquired through or in lieu of foreclosure on real estate loans, $77 of loans made to facilitate the sale of other real estate owned, and $484 of property acquired by the Company for future Bank branch locations that is no longer intended for that purpose and is currently held for sale.

During the first three months of 2012, management continued its focus on eliminating problem assets from the Bank’s balance sheet. This increased focus that began in the third quarter of 2011 has resulted in increased foreclosures as problem loans are addressed. During the first three months of 2012, the balance of other real estate owned was increased by new foreclosures of $3,359. That increase was offset during the quarter by sales and valuation adjustments totaling $3,627.

FINANCIAL CONDITION (Continued)

Deposits

The Company relies on the Bank’s deposit growth, as well as alternative funding sources such as other borrowed money, FHLB advances, and federal funds purchased from correspondent banks to fund its operations.

The following table sets forth the composition of the deposits at March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total

Noninterest-bearing demand accounts	$48,285	9.3%	$46,664	8.4%
Interest-bearing demand accounts	101,687	19.6%	104,661	18.9%
Savings accounts	20,636	4.0%	19,808	3.6%
Time deposits greater than $100	121,560	23.5%	118,267	21.3%
Other time deposits	169,180	32.7%	172,906	31.2%

Noninterest-bearing demand accounts held for sale	2,923	0.6%	5,213	0.9%
Interest-bearing demand accounts held for sale	23,988	4.6%	39,025	7.0%
Savings accounts held for sale	111	0.0%	287	0.1%
Time deposits greater than $100 held for sale	19,152	3.7%	28,904	5.2%
Other time deposits held for sale	10,253	2.0%	19,302	3.4%

Total	$517,775	100.0%	$555,037	100.0%

Total deposits were $517,775 at March 31, 2012, compared to $555,037 at December 31, 2011, a decrease of $37,262. The decrease was primarily due to the sale of the Bank’s Murfreesboro, Tennessee branch location. The branch sale reduced total deposits by $34,446. The remainder of the decrease in deposits is primarily due to reductions in national market time deposits offset by some modest growth in core deposits.

During the majority of 2011 and through March 31, 2012, the Bank has maintained higher than normal balances in cash and cash equivalents as a result of loan payoffs outpacing loan demand. Management has been utilizing the available cash to pay off national market and broker deposits as they have matured, resulting in significant reductions in cost of funds. Management further anticipates seeking additional core customer deposits during 2012 in order to improve the Bank’s overall liquidity position as well as net interest income and to continue to reduce the Bank’s reliance on national market and broker deposits.

Federal Home Loan Bank Advances

The Company had borrowed $16,000 in fixed rate advances from the Federal Home Loan Bank (“FHLB”) as of March 31, 2012 and December 31, 2011. The Company had $2,238 available for future borrowings from the FHLB at March 31, 2012. The fixed interest rates on these advances ranged from 1.91% to 2.71% at March 31, 2012 with a weighted average rate of 2.34% and a weighted average remaining maturity of 11.6 months. These borrowings are secured by a blanket collateral agreement for certain loans secured by 1-4 family residential properties, commercial real estate, and home equity lines of credit. At March 31, 2012, undrawn standby letters of credit with the FHLB totaled $9,000. The letters of credit are used to meet pledging requirements of the State of Tennessee Bank Collateral Pool.

FINANCIAL CONDITION (Continued)

Shareholders’ Equity

At March 31, 2012, shareholders’ equity totaled $10,994, an increase of $1,419 from $9,575 at December 31, 2011. The increase was primarily due to net income of $1,769 offset by dividends declared on preferred stock and amortization of the discount on preferred stock.

The preferred shares represent the U.S. Treasury’s investment in the Company as part of our participation in the CPP. The $18,896 liquidation value Senior Preferred shares have a cumulative dividend rate of 5% per year, until February 27, 2014, the fifth anniversary of the U.S. Treasury investment, and a dividend rate of 9% thereafter. In addition, under the terms of the CPP, the Company issued warrants to U.S. Treasury to purchase additional preferred shares equal to 5% of the investment in Senior Preferred shares at a discounted exercise price. The U.S. Treasury exercised the warrants immediately upon investment in the Senior Preferred shares, which resulted in issuance of 890 Warrant Preferred shares. The U.S. Treasury’s exercise of the warrants resulted in a net discount on the issuance of the preferred shares of $890. The discount is being amortized over a five year period, which is the anticipated life of the shares. The $890 liquidation value Warrant Preferred shares have a cumulative dividend rate of 9% per year until redeemed. Dividends on both Senior Preferred and Warrant Preferred shares are required to be paid quarterly. Total required annual dividends for both Senior Preferred and Warrant Preferred shares are expected to be as follows: 2012 – 2013: $970 per year; 2014: $1,564; 2015 and thereafter: $1,683 per year. The Company is permitted to redeem all or a portion of the preferred shares at any time after consultation with its primary federal regulator, but may not redeem the Warrant Preferred shares until all of the Senior Preferred shares have been redeemed. Dividend payments on both Senior Preferred and Warrant Preferred shares would be reduced for any redemption.

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company would not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The terms of the Written Agreement, which replaced the board resolution, similarly prohibit the Company from incurring debt, paying dividends or interest or redeeming shares of its capital stock. The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common or preferred stock and the Company’s subsidiaries may not pay dividends on the subsidiaries’ common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the Preferred Stock beginning in the second quarter of 2011. At March 31, 2012, the Company has $1,821 of interest accrued for which payment is being deferred. In addition, the Company has accumulated $1,090 in deferred dividends on shares of preferred stock issued by it to the U.S. Treasury under the CPP. The Company’s subsidiary Community First Properties, Inc. suspended the payment of dividends on its preferred stock beginning with the dividend payment due on December 31, 2011. At March 31, 2012, Community First Properties, Inc. has $8 of preferred stock dividends accrued for which payment is being deferred.

RESULTS OF OPERATIONS

Net Income (loss)

The Company had net income of $1,769 for the three months ended March 31, 2012 compared to a net loss of $469 for the same period in 2011, an increase in income of $2,238. Net income allocated to common shareholders was $1,482 for the first three months of 2012 compared to net loss allocated to common shareholders of $750 for the first three months of 2011.

The net income reported for the first three months of 2012 is primarily due to the sale of the Bank’s Murfreesboro, Tennessee branch location. The Bank realized a gain of $1,468 on the sale. Also contributing to net income were a reduction in provision for loan losses and a reduction in non-interest expenses.

Average Balance Sheets, Net Interest Income

Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity and an analysis of net interest income for the three month periods ended March 31, 2012 and 2011. The table reflects how changes in the volume of interest earning assets and interest-bearing liabilities and changes in interest rates have affected our interest income, interest expense, and net interest income for the periods indicated. Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (changes in rate multiplied by prior volume); and (3) changes in rate/volume (changes in rate multiplied by change in volume). The changes attributable to the combined impact of volume and rate have all been allocated to the changes due to rate.

	March 31, 2012			March 31, 2011			Change
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Due to Volume (1)	Due to Rate (2) (3)	Total

Gross loans (a and b)	$430,700	5.40%	$5,796	$508,244	5.61%	$7,036	$(1,074)	$(166)	$(1,240)
Taxable securities available for sale	49,656	2.56%	317	51,679	3.97%	506	(20)	(169)	(189)
Tax exempt securities available for sale	13,746	2.95%	101	12,862	3.66%	116	8	(23)	(15)
Federal funds sold and other	81,277	0.34%	69	59,632	0.60%	88	32	(51)	(19)

Total interest earning assets	575,379	4.38%	6,283	632,417	4.97%	7,746	(1,054)	(409)	(1,463)

Cash and due from banks	4,910			9,139
Other nonearning assets	53,614			43,096
Allowance for loan losses	(19,558)			(18,614)

Total assets	$614,345			$666,038

Deposits:
NOW & money market investments	$141,960	0.69%	$244	$129,593	0.85%	$273	$26	$(55)	$(29)
Savings	20,213	0.16%	8	19,204	0.15%	7	—	1	1
Time deposits $100 and over	148,961	1.38%	511	179,697	1.84%	816	(140)	(165)	(305)
Other time deposits	190,413	1.34%	636	218,743	1.73%	934	(122)	(176)	(298)

Total interest-bearing deposits	501,547	1.12%	1,399	547,237	1.50%	2,030	(236)	(395)	(631)

Federal Home Loan Bank advances	16,000	2.33%	93	16,000	2.33%	93	—	—	—
Subordinated debentures	23,000	6.40%	367	23,000	6.37%	360	—	7	7
Repurchase agreement	7,000	3.32%	58	7,000	3.30%	57	—	1	1
Federal funds purchased and other	—	0.00%	—	9	0.00%	—	—	—	—

Total other borrowings	46,000	4.52%	518	46,009	4.50%	510	—	8	8
Total interest-bearing liabilities	547,547	1.40%	1,917	593,246	1.74%	2,540	(236)	(387)	(623)
Noninterest-bearing liabilities	55,997			49,552

Total liabilities	603,544			642,798
Shareholders’ equity	10,801			23,240

Total liabilities and shareholders’ equity	$614,345			$666,038

Net interest income			$4,366			$5,206	$(818)	$(22)	$(840)

Net interest margin		3.04%			3.34%

(a)	Interest income includes fees on loans of $100 and $136 in 2012 and 2011, respectively.
(b)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.
(1)	Changes in volume multiplied by prior rate
(2)	Changes in rate multiplied by prior volume
(3)	Changes in rate multiplied by change in volume

RESULTS OF OPERATIONS (Continued)

Net Interest Income

Net interest income for the first three months of 2012 was $4,366, a decrease of $840, or 16.1% compared to $5,206 for the same period in 2011. Net interest margin for the first three months of 2012 was 3.04%, compared to 3.34% for the same period in 2011. The decrease in net interest income and net interest margin is primarily due to decreases in the average balance of earning assets and decreases in the average rate earned on loans and securities, together with increases in non-performing assets offset by decreases in the average rate paid for deposits.

Net interest margin began to be compressed during the last half of 2011 and that trend continued through the first three months of 2012 due to historically low market rates for loans and securities driving down the yield on earning assets as new money must be invested at lower rates. In addition, loan demand is extremely low in the Bank’s market area, leading to larger than anticipated reductions in loan balances as loan repayments continue to outpace loan demand. The reduction in loans contributes to the excess liquidity that the Bank is currently carrying. Current market rates for new investments in securities are very low, which also contributes to compressed net interest margin as the Bank is forced to reinvest funds received from higher rate securities when they mature or are called. Management anticipates that this trend will continue through the remainder of 2012 or until there is a significant economic change in the Bank’s market that results in increased loan demand.

Total interest income for the first three months of 2012 was $6,283, a decrease of $1,463 from $7,746 for the same period in 2011. The decrease is primarily due to a decline in loan interest income. The decrease in loan interest income is primarily due to the decrease in loan balances, however the Bank also experienced a decrease in the average rate earned on loans during the first three months of 2012. The average balance of loans during the first three months of 2012 was $430,700 a decrease of $77,544 from $508,244 during the same period in 2011. The average rate earned on loans in the first three months of 2012 was 5.40% compared to 5.61% for the same period in 2011. The reduction in average rate is primarily due to the reduction in loan balances as performing loans have paid off and nonperforming loans have become a larger percentage of the remaining loan portfolio, driving down the average rate earned.

Interest income on taxable securities decreased $189 to $317 in the first three months of 2012 compared to $506 in the first three months of 2011. The decrease is primarily due to a reduction in the average rate earned during the first three months of 2012 when compared to the first three months of 2011.

Total interest expense was $1,917 in the first three months of 2012, a decrease of $623 from $2,540 in the first three months of 2011. The decrease in interest expense is largely due to a reduction in the average rate paid on deposits and the average balance of deposits in the first three months of 2012 compared to the same period in 2011.

Total interest expense on deposits was $1,399 in the first three months of 2012, a reduction of $631 from $2,030 in the first three months of 2011. The average rate paid on deposits was 1.12% in the first three months of 2012 compared to 1.50% for the same period in 2011. The most significant decreases in average rates were on time deposits. The reduction in average rate paid on deposits was the result of continued decreases in market rates in the Bank’s market area.

Provisions for Loan Losses

In the first three months of 2012, the Bank recorded no provision for loan loss compared to $1,830 in the same period in 2011. The ratio of allowance for loan losses to gross loans was 5.09% at March 31, 2012 compared to 5.13% at December 31, 2011.

Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses in 2012 is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss, which management believes is representative of probable incurred loan losses. Other factors considered by management include the composition of the loan portfolio, economic conditions, results of internal and external loan review, results of regulatory examinations, reviews of updated real estate appraisals, and the creditworthiness of the Bank’s borrowers and other qualitative factors.

RESULTS OF OPERATIONS (Continued)

The Bank has experienced significant increases in past due loans, impaired loans, adversely classified loans and charge offs as a result of the economic downturn that began in 2008, the Bank’s concentration in real estate lending, and the dramatic decline in real estate markets. The Bank and its customers continue to be affected by the impacts of the economic downturn, particularly in the real estate market. Historically, more than half of the Bank’s loan portfolio has been secured by real estate of some form, whether residential, commercial, or development, with a significant portion of those loans being residential developments. One of the most significant impacts of the economic downturn in the Bank’s market area has been the collapse of the housing market and subsequent decline in market values for existing properties. Those impacts caused several of the Bank’s borrowers who were residential and commercial developers to find themselves owning larger parcels of partially developed land with virtually no demand for finished properties. Several of these developers became unable to service their debt causing the loans to become past due. At the same time, the decline in activity in the housing market caused significant reductions in market values, causing collateral values for many loans to fall below the outstanding loan balance. The Bank has experienced increases in problem loans in virtually all segments of the loan portfolio, however the effect of the adverse real estate market has been the cause of the majority of the Bank’s impaired loans and charge-offs during 2012 and 2011.

The factors above contributed to the Bank significantly increasing its allowance for loan losses and the resulting allowance to gross loans ratio (5.13%) to a level significantly higher than that of its peer banks (1.92% per the December 31, 2011 Uniform Performance Bank Report) as of December 31, 2011. During 2011, management focused significant effort on fully reviewing the Bank’s loan portfolio in order to identify and properly classify all problem loans. As a result of those efforts, there were fewer loan relationships to be newly classified as problem loans during the first three months of 2012. The additional provision required by those new problem relationships was provided by existing allowance for loan losses that management believed was no longer necessary as a result of loan paydowns. As a result, management’s analysis of the allowance for loan losses indicated that no provision for loan losses was required during the first three months of 2012.

Loans past due 30 to 59 days increased to $20,723 at March 31, 2012 from $18,565 at December 31, 2011. Loans past due 60 to 89 days decreased to $2,450 at March 31, 2012 from $4,315 at December 31, 2011. Loans past due 90 or more days decreased to $16,903 at March 31, 2012 from $17,571 at December 31, 2011. The decrease in loans past due 90 or more days is primarily due to transfers to other real estate owned through foreclosure.

Impaired loans totaled $45,998 at March 31, 2012 compared to $44,849 at December 31, 2011, an increase of $1,149. The majority of these relationships are 1-4 family residential properties and real estate development projects that were severely impacted by the downturn in the economy and housing market. In general, the borrowers are residential developers and the collateral for the loans is raw land that was intended for development. As a result of the collapse of the housing market, lot absorption declined dramatically, reducing cash flow available to service the debt. Many of the borrowers were able to service the debt through cash reserves for a period of time, but the extended period of the economic downturn exhausted their reserve funds, rendering the loans impaired. Management has worked extensively with these borrowers to find ways to liquidate the underlying collateral or stimulate activity within the respective developments in order to avoid foreclosure and/or additional charge offs. The relationships in this group as of March 31, 2012 will likely continue to be classified as impaired until there is significant improvement in the housing market and lot absorption improves.

RESULTS OF OPERATIONS (Continued)

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

Watch. Loans classified as watch are considered to be of acceptable credit quality, but contain greater credit risk than pass rated loans due to weak balance sheets, marginal earnings or cash flow, or other uncertainties. These loans warrant a higher than average level of monitoring to ensure that weaknesses do not advance.

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Impaired loans are evaluated separately from other loans in the Bank’s portfolio. Credit quality information related to impaired loans was presented above and is excluded from the tables below.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2012, and based on the most recent analysis performed, the risk category of loans by segment of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful

Real estate construction	$19,335	$6,478	$1,602	$5,381	$—
1-4 Family residential	72,144	16,801	5,711	14,201	—
Commercial real estate	85,929	29,171	1,867	23,167	—
Other real estate loans	1,439	745	—	3,008	—
Commercial, financial and agricultural	22,048	4,836	881	1,835	—
Consumer	6,799	55	1	54	—
Tax exempt	52	—	—	—	—
Other loans	89	—	—	—	—

Total	$207,835	$58,086	$10,062	$47,646	$—

Loans graded watch or higher, excluding impaired loans, totaled $115,794 at March 31, 2012 compared to $109,961 at December 31, 2011. The increase in classified loans is primarily attributable to management’s continued efforts to identify all potential problem loans within the portfolio. The majority of the loans that are classified are real estate loans that exhibit some of the same credit quality issues as noted for impaired loans, though the severity of the credit quality issues is not as extensive as those of impaired loans. The increase occurred in the watch and special mention rated loans with a decrease in substandard loans.

RESULTS OF OPERATIONS (Continued)

As discussed previously, management’s consideration of environmental factors impact the amount of allowance for loan loss that is needed for classified and pass rated loans. The following is a discussion including some of the factors considered by management in establishing the allowance for loan losses:

The commercial real estate market has declined significantly as a result of the local and national economic recession that began during 2008 and the resulting sluggish economic conditions that have remained through the first three months of 2012. Real estate related loans, including commercial real estate loans, residential construction and residential development and 1-4 family residential loans, comprised approximately 88% of the Company’s loan portfolio at March 31, 2012. Market conditions for residential development and residential construction have seen substantial declines due to the effects of the recession and continued weak economy on individual developers, contractors and builders. In addition, the local market, particularly in Maury County, has seen significantly weaker demand for residential housing. The historical and environmental component of the allowance has decreased in absolute dollars and as a percentage of non-impaired loans since December 31, 2011. The decrease is due to reductions in balance of substandard loans.

The table below illustrates changes in the AFLL ratio (the ratio, expressed as a percentage, of the allowance for loan losses to total loans) over the past five quarters and the changes in related risk metrics over the same periods:

Quarter Ended	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011	March 31, 2011

AFLL Ratio	5.09%	5.13%	4.07%	3.89%	3.95%
ASC 450 allowance ratio (1)	3.17%	3.37%	2.57%	2.31%	2.30%

Specifically Impaired Loans (ASC 310 component)	$8,538	$8,209	$8,527	$9,190	$9,542
Historical and environmental (ASC 450-10 component)	10,275	11,337	10,235	9,707	10,233

Total allowance for loan loss	$18,813	$19,546	$18,762	$18,897	$19,775

Nonperforming loans to gross loans (2)	12.59%	10.96%	12.21%	13.13%	11.10%
Impaired loans to gross loans	12.44%	11.77%	13.62%	13.44%	10.90%
Allowance to nonperforming loans ratio	40.41%	46.77%	33.36%	29.64%	35.62%
Quarter-to-date net charge offs to average gross loans	0.17%	0.65%	0.24%	1.21%	0.04%

(1)	Historical and environmental component as a percentage of non-impaired loans.
(2)	Nonaccrual loans and loans past due 90 or more days still accruing interest, and troubled debt restructurings still accruing interest as a percentage of gross loans.

RESULTS OF OPERATIONS (Continued)

At March 31, 2012, the following loan concentrations exceeded 10% of total loans: 1-4 family residential loans, real estate construction loans, and commercial real estate. Management does not believe that this loan concentration presents an abnormally high risk. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The terms of the Consent Order require the Bank to reduce its concentration of construction and development loans within 120 days of the Consent Order. The Company was unable to reduce the concentrations within that timeframe and as a result have submitted a written plan, which was approved by the FDIC indicating how the concentration ratios will be improved.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

The following table presents information regarding loans included as nonaccrual and troubled debt restructurings and the gross income that would have been recorded in the three month periods ended March 31, 2012 and 2011 if the loans had been current:

	Three months ended
	March 31, 2012	March 31, 2011
Nonaccrual interest	$52	$2,015
Troubled debt restructurings interest	54	34

Noninterest Income

Total noninterest income for the first three months of 2012 was $2,149, an increase of $1,145, or 114.0% from $1,004 for the same period in 2011. The increase is due to the gain on sale of deposits of $1,468 as part of the Bank’s sale of its Murfreesboro, Tennessee branch location. The gain on the branch sale was partially offset by decreases in gain on sale of loans, investment service income, and service charges on deposit accounts.

Gain on sale of loans is income earned from the sale of traditional mortgage loans on the secondary market. Income from sale of mortgage loans decreased $244 to $42 in the first three months of 2012 from $286 for the same period in 2011. The decrease is due to a decrease in demand for mortgage loans during 2012 compared to the same period in 2011.

The decrease in investment services income is due to a reduction in the size of the Bank’s investment services department from three agents to one.

RESULTS OF OPERATIONS (Continued)

The table below shows noninterest income for the three month periods ended March 31, 2012 and 2011.

	Three Months Ended March 31,
	2012	2011
Service charge on deposit accounts	$394	$437
Gain on sale of loans	42	286
Gain on sale of branch	1,468	—
Other:
Investment service income	36	112
Check printer income	7	6
Safe deposit box rental	8	9
Credit life insurance commissions	1	1
Bank Owned Life Insurance income	72	73
ATM income	32	32
Other customer fees	14	19
Other equity investment income	3	2
Other service charges, commissions and fees	72	27

Total noninterest income	$2,149	$1,004

Noninterest Expense

Noninterest expense for the first three months of 2012 was $4,746, a decrease of $103, or 2.1% from the same period in 2011. The decrease is due to reductions in salaries and employee benefits, furniture and equipment expense, advertising and public relations, occupancy expense, and other employee expenses, offset by increases in other real estate expense and loan expense.

During 2011 and through the first three months of 2012, management has been focused on reducing noninterest expenses wherever possible. Those efforts have resulted in reductions in expense in several categories. The most significant decrease is in salaries and employee benefits, which decreased $371 to $1,902 for the first three months of 2012 compared to $2,273 for the same period in 2011. The reduction in expense is primarily due to a reduction in workforce that occurred in the first quarter of 2011. The reduction in workforce affected approximately 10% of the Bank’s full time employees, with reductions affecting most departments, but most significantly impacting the mortgage banking department. In addition to the reduction in workforce, reduced levels of mortgage loan production has resulted in lower mortgage commissions in the first three months of 2012.

In the first three months of 2012, advertising and public relations expense totaled $40, a decrease of $41 or 50.6% from $81 in the first three months of 2011. The decrease is due to management’s efforts to reduce noninterest expenses and reflect changes in the Bank’s marketing plan that have resulted in less expense during 2012.

Furniture and equipment expense totaled $139 in the first three months of 2012, a decrease of $51 or 26.8% from $190 for the same period in 2011. The decrease is primarily due to reductions in depreciation expense. The decrease in depreciation expense is due to several pieces of equipment becoming fully depreciated during 2011, resulting in lower depreciation expense in 2012 and the transfer of assets to held for sale related to the branch sales.

RESULTS OF OPERATIONS (Continued)

Other real estate expense is composed of three types of charges: maintenance, marketing and selling costs; valuation adjustments based on new appraisals; and gains or losses on disposition. Other real estate expenses totaled $697 in the first three months of 2012, an increase of $437 or 168.1% from $260 for the same period in 2011. The increase is primarily due to an increase in valuation losses recorded during the first quarter of 2012.

	Three Months Ended March 31
	2012	2011
Operating expenses, net of rental income	$276	$130
Net losses on sale	117	130
Other real estate owned valuation write-downs	304	—

Total other real estate expense	$697	$260

Management anticipates continued high levels of other real estate for the remainder of 2012, which could result in additional expense.

Loan expense totaled $90 in the first three months of 2012, an increase of $52 or 136.8% from $38 in the first three months of 2011. The increase in loan expense is primarily due to increased collection efforts on problem loans.

The table below shows noninterest expense for the three month periods ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Salaries and employee benefits	1,902	2,273
Regulatory and compliance	382	377
Occupancy	340	380
Furniture and equipment	139	190
Data processing fees	315	309
Advertising and public relations	40	81
Operational expense	104	114
Other real estate expense	697	260
Other:
Loan expense	90	38
Legal	48	40
Audit and accounting fees	123	133
Postage and freight	90	87
Director expense	50	61
ATM expense	128	130
Amortization of intangible asset	53	61
Other insurance expense	93	58
Printing	23	26
Other employee expenses	21	60
Dues & memberships	17	20
Miscellaneous taxes and fees	22	26
Federal Reserve and other bank charges	13	14
Other	56	111

Total noninterest expense	$4,746	$4,849

RESULTS OF OPERATIONS (Continued)

Income Taxes

The Company recorded tax expense of $0 during the first quarter of 2012 and 2011. During 2010 the Company established a valuation allowance against all of its deferred tax assets and has maintained that valuation allowance through the first three months of 2012. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. Because the Company has recorded a valuation allowance against its deferred tax assets, any deferred tax benefit or expense will be offset by a corresponding increase or decrease, respectively, to the valuation allowance. Until the reversal of the deferred tax valuation allowance, tax benefit or expense from current year operations is expected to be nominal.

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

The Bank’s primary uses of cash are lending to its borrowers and investing in securities and short-term interest-earning assets. During 2011, regular loan repayments outpaced loan demand, resulting in a decrease in gross loans and contributing to the increase in cash and cash equivalents. During the first three months of 2012, this trend continued. Management anticipates loan demand to remain weak during the remainder of 2012, likely resulting in further decreases in gross loans. As such, loan repayments are likely to be a significant source of cash for the remainder of 2012.

On September 20, 2011, the Bank consented to the issuance of a consent order (the “Consent Order”) by the Federal Deposit Insurance Corporation (the “FDIC”). The Consent Order replaces the memorandum of understanding that the Bank had entered into with the FDIC on October 19, 2010. Under the terms of the Consent Order, the Bank has agreed to, among other things, take the following actions:

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

LIQUIDITY AND CAPITAL RESOURCES (Continued)

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

LIQUIDITY AND CAPITAL RESOURCES (Continued)

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

The sale of the Bank’s Murfreesboro, Tennessee branch location on March 30, 2012 resulted in a gain of $1,468. The gain contributed to the improvement in the Bank’s capital during the first quarter of 2012. Despite the improvement during the first quarter of 2012, the Bank’s capital levels as of March 31, 2012 remained significantly below those that the Bank agreed to achieve by December 31, 2011 under the terms of the Consent Order. Based on March 31, 2012 levels of average assets and risk-weighted assets, the required amount of additional Tier 1 capital necessary for the Bank to meet the requirements of the Consent Order was approximately $21,310 which would also satisfy the total capital requirement. The Bank is also limited, as a result of its condition, in its ability to pay severance payments to its employees and must receive the consent of the FDIC and the Department to appoint new officers or directors.

As of March 31, 2012, we believe that we are in compliance with all provisions of the Consent Order that were required to be completed by March 31, 2012, with the exception of attaining the regulatory capital ratios and loan concentration ratios required by the Consent Order. In accordance with the terms of the Consent Order, the Company has submitted a capital plan with the objective of attaining the minimum capital ratios required by the Consent Order. The Company has also submitted a written plan to reduce the Bank’s loan concentrations. The FDIC has reviewed and accepted both plans. In addition to the capital plan and concentration reduction plan, all other plans required by the Consent Order have been submitted and approved by the FDIC.

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

The Company’s principal source of liquidity for dividend payments is dividends received from the Bank. As a result of its losses in 2011 and 2010, the Bank is prohibited under applicable Tennessee banking law from declaring dividends, without prior approval from the Department and FDIC. The terms of the Consent Order also prohibit the Bank from paying dividends to the Company without the prior consent of the FDIC and the Department.

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company would not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debt that were scheduled for the

LIQUIDITY AND CAPITAL RESOURCES (Continued)

first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common or preferred stock and the Company’s subsidiaries may not pay dividends on the subsidiaries’ common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the preferred stock issued to the U.S. Treasury under the CPP beginning in the second quarter of 2011. At March 31, 2012, the Company has $1,821 of interest accrued for which payment is being deferred. In addition, the Company has accumulated $1,090 in deferred dividends on its preferred stock. The Company’s subsidiary Community First Properties, Inc. suspended payment of its dividends on its preferred stock beginning with the dividend payment due December 31, 2011. At March 31, 2012, Community First Properties, Inc. has $8 of preferred stock dividends accrued for which payment is being deferred.

On April 19, 2012, the Company entered into a written agreement (the “Written Agreement”) with the Federal Reserve Bank of Atlanta (the “FRB”). The Written Agreement replaces the board resolution adopted by the Board of Directors on January 18, 2011. Under the terms of the Written Agreement, the Company has agreed to, among other things, take the following actions:

•

Take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including taking steps to ensure that the Bank complies with the Consent Order (as defined below);

•

Submit within 60 days of April 19, 2012 a written plan to maintain sufficient capital at the Company on a consolidated basis, and within 10 days of approval of the plan by the FRB, adopt the approved capital plan;

•	Submit within 60 days of April 19, 2012 a written statement of the Company’s planned sources and uses of cash for debt service, operating expenses, and other purposes for 2012;

•	Provide notice in compliance with applicable federal law and regulations, of any changes in directors or senior executive officer of the Company;

•	Comply with applicable federal law and regulations restricting indemnification and severance payments; and

•

Provide within 45 days after the end of each calendar quarter, a written progress report detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement.

In addition, under the terms of the Written Agreement, the Company has agreed to refrain from taking, among other things, the following actions:

•	Refrain from declaring or paying any dividends without prior approval;

•	Not directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank without prior approval;

•	Not (along with the Company’s nonbank subsidiary) make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior approval;

•	Not (along with the Company’s nonbank subsidiary) directly or indirectly incur, increase, or guarantee any debt without prior approval; and

LIQUIDITY AND CAPITAL RESOURCES (Continued)

•	Not directly or indirectly purchase or redeem any shares of its stock without prior approval.

At March 31, 2012, we had unfunded loan commitments outstanding of $25,467 and unfunded letters of credit of $2,955. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If we needed to fund these outstanding commitments, we have the ability to liquidate federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, we could sell participations in these or other loans to correspondent banks.

At March 31, 2012 and December 31, 2011, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines and the ratios required by the Consent Order were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions		Required by terms of Consent Order with FDIC
2011	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$38,197	9.56%	$31,953	8.00%	$39,942	10.00%	$47,930	12.00%
Consolidated	23,464	5.86%	32,018	8.00%	40,023	10.00%	N/A	N/A

Tier I to risk weighted assets
Community First Bank & Trust	$33,033	8.27%	$15,977	4.00%	$23,965	6.00%	$39,942	10.00%
Consolidated	12,194	3.05%	16,009	4.00%	24,014	6.00%	N/A	N/A

Tier I to average assets
Community First Bank & Trust	$33,033	5.17%	$25,573	4.00%	$31,967	5.00%	$54,343	8.50%
Consolidated	12,194	1.89%	25,751	4.00%	N/A	N/A	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Required by terms of Consent Order with FDIC
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$36,229	8.51%	$34,044	8.00%	$42,555	10.00%	$51,066	12.00%
Consolidated	20,662	4.85%	34,102	8.00%	42,627	10.00%	N/A	N/A

Tier I to risk weighted assets
Community First Bank & Trust	$30,734	7.22%	$17,022	4.00%	$25,533	6.00%	$42,555	10.00%
Consolidated	10,105	2.37%	17,051	4.00%	25,576	6.00%	N/A	N/A

Tier I to average assets
Community First Bank & Trust	$30,734	4.92%	$25,011	4.00%	$31,263	5.00%	$53,147	8.50%
Consolidated	10,105	1.61%	25,072	4.00%	N/A	N/A	N/A	N/A

At its current capital ratios, the Bank is considered adequately capitalized. If the Bank’s ratios improve to a level that would be considered well capitalized, it will continue to be considered adequately capitalized until termination of the Consent Order. The Company’s capital ratios are below what is required to be considered adequately capitalized.

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

At March 31, 2012, $294,451 of $456,322 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year totaled $271,128, or 66.80% of total loans, including loans held for sale at March 31, 2012. As of March 31, 2012, we had $251,479 in time deposits maturing or repricing within one year.

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

March 31, 2012
Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease) in net interest income	7.92%	3.36%	(5.33%)	(13.68%)

December 31, 2011
Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease) in net interest income	8.36%	3.60%	(5.07%)	(12.98%)

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

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

March 31, 2012
Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease) in equity at risk	8.33%	5.54%	(1.04%)	7.70%

December 31, 2011
Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease) in equity at risk	9.09%	6.25%	(2.83%)	7.38%

One of management’s objectives in managing our balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities.

ITEM 4.	CONTROLS AND PROCEDURES

The Company, with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of the end of the period covered by this Report. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

Except as set forth below, there have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

The Written Agreement that the Company has entered into with the FRB of Atlanta may negatively impact the Company’s operations, liquidity and capital resources.

On April 19, 2012, the Company entered into the Written Agreement. As described above, the terms of the Written Agreement, among other things, prohibit the Company from paying dividends on its preferred stock and interest on its subordinated debentures, without in either case the prior approval of the FRB of Atlanta. Furthermore, the terms of the Written Agreement require the Company to adopt a written capital plan to maintain sufficient capital at the Company on a consolidated basis. If the Company fails to comply with the requirements of the Written Agreement, including, but not limited to, increasing the Company’s consolidated capital levels, it may be subject to further regulatory action, including the assessment of civil money penalties and fines, the issuance of cease and desist orders and the removal of the Company’s officers and directors.

The Company is also limited by the terms of the Written Agreement in its ability to pay severance payments to its employees and must receive the consent of the FRB of Atlanta to appoint new executive officers or directors. These restrictions may make it more difficult to retain or hire additional qualified employees of the Company.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As described above, because the Company is currently deferring the payment of interest on its outstanding subordinated debentures, the Company is not currently permitted to pay dividends on its outstanding shares of Senior Preferred or Warrant Preferred stock issued to the U.S. Treasury pursuant to the CPP. The Company has not paid these dividends since the dividend payment on February 15, 2011. The total amount of dividends due but unpaid on the Senior Preferred and Warrant Preferred shares as of the date of this report is $1,090.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On May 14, 2012, the Company and the Bank terminated the employment of Michael J. Saporito, the Company’s and the Bank’s Senior Vice President and Chief Operating Officer. The Change in Control Agreement by and among the Company, the Bank and Mr. Saporito was also terminated on May 14, 2012.

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

Community First, Inc.
(Registrant)

May 15, 2012	/s/ Louis E. Holloway
(Date)	Louis E. Holloway, President and Chief Executive Officer

May 15, 2012	/s/ Dianne Scroggins
(Date)	Dianne Scroggins, Chief Financial Officer