Form 10-Q
period 2012-06-30
COMMUNITY FIRST INC
filed 2012-08-14
CIK 1179500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding (no par value): 3,274,205 shares of common stock, no par value per share, as of August 14, 2012.

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Community First, Inc.

Consolidated Balance Sheets

June 30, 2012 (Unaudited) and December 31, 2011

(amounts in thousands, except share and per share data)

	(Unaudited)
	June 30,	December 31,
	2012	2011
Assets
Cash and due from banks	$100,241	$73,708
Federal funds sold	—	3,034

Cash and cash equivalents	100,241	76,742
Time deposits in other financial institutions	500	250
Securities available for sale, at fair value	64,105	63,660
Loans held for sale in secondary market, at fair value	282	5,274
Loans held for sale, net of allowance of $660 at June 30, 2012 and $1,084 at December 31, 2011	26,681	53,125
Loans	345,231	381,196
Allowance for loan losses	(14,671)	(19,546)

Net loans	330,560	361,650

Restricted equity securities, at cost	1,727	1,727
Premises and equipment, net	9,114	9,277
Premises and equipment held for sale, net	4,895	4,982
Accrued interest receivable	1,711	2,096
Core deposit and customer relationship intangibles, net	1,446	1,551
Other real estate owned, net	18,578	22,055
Bank owned life insurance	9,185	9,040
Other assets	4,670	5,344

Total Assets	$573,695	$616,773

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$47,125	$46,664
Noninterest-bearing held for sale	2,084	5,213
Interest-bearing	411,326	415,642
Interest-bearing held for sale	51,916	87,518

Total Deposits	512,451	555,037

Federal Home Loan Bank advances	13,000	16,000
Subordinated debentures	23,000	23,000
Repurchase agreement	7,000	7,000
Accrued interest payable	3,166	2,390
Other liabilities	4,422	3,771

Total Liabilities	563,039	607,198

Community First, Inc.

Consolidated Balance Sheets

June 30, 2012 (Unaudited) and December 31, 2011

(Continued)

(amounts in thousands, except share and per share data)

	(Unaudited)
	June 30,	December 31,
	2012	2011
Shareholders’ Equity
Senior preferred shares, no par value; 5% cumulative. Authorized 2,500,000 shares; issued 17,806 with liquidation value of $19,138 at June 30, 2012 and $18,653 at December 31, 2011.	17,806	17,806

Warrant preferred shares, no par value; 9% cumulative. Issued 890 with liquidation value of $890 at June 30, 2012 and December 31, 2011.	890	890
Net discount on preferred shares	(327)	(419)

Total preferred shares	18,369	18,277

Common stock, no par value. Authorized 10,000,000 shares; issued 3,274,105 shares at June 30, 2012 and 3,273,759 shares at December 31, 2011	28,586	28,580
Accumulated deficit	(36,660)	(38,202)
Accumulated other comprehensive income, net	361	920

Total Shareholders’ Equity	10,656	9,575

Total Liabilities and Shareholders’ Equity	$573,695	$616,773

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months and Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Six Months Ended		Three Months Ended
	June 30,		June 30,
(amounts in thousands, except share and per share data)	2012	2011	2012	2011
Interest income:
Loans, including fees	$11,273	$13,762	$5,477	$6,726
Taxable securities	604	890	287	384
Tax-exempt securities	194	232	93	116
Federal funds sold and other	142	168	73	80

Total interest income	12,213	15,052	5,930	7,306
Interest expense:
Deposits	2,646	3,854	1,247	1,824
FHLB advances and federal funds purchased	183	186	90	93
Subordinated debentures and other	854	822	429	405

Total interest expense	3,683	4,862	1,766	2,322

Net interest income	8,530	10,190	4,164	4,984
Provision for loan losses	700	7,030	700	5,200

Net interest income after provision for loan losses	7,830	3,160	3,464	(216)
Noninterest income:
Service charges on deposit accounts	823	919	429	482
Gain on sale of loans	101	418	59	132
Gain on sale of securities available for sale	529	—	529	—
Gain on sale of branch	1,466	—	—	—
Other	458	559	213	278

Total noninterest income	3,377	1,896	1,230	892
Noninterest expense:
Salaries and employee benefits	3,708	4,352	1,806	2,079
Regulatory and compliance	742	736	360	359
Occupancy	638	757	298	377
Furniture and equipment	267	377	128	187
Data processing fees	613	615	298	306
Advertising and public relations	100	193	60	112
Operational expense	202	221	98	107
Other real estate owned expense	1,028	978	331	718
Other	1,791	1,692	964	827

Total noninterest expenses	9,089	9,921	4,343	5,072

Income (loss) before income tax expense	2,118	(4,865)	351	(4,396)

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months and Six Months Ended June 30, 2012 and 2011

(Unaudited, Continued)

(amounts in thousands, except share and per share data)	Six Months Ended June 30		Three Months Ended June 30,
	2012	2011	2012	2011
Income tax expense (benefit)	—	—	—	—

Net income (loss)	2,118	(4,865)	351	(4,396)
Preferred stock dividends declared	(484)	(481)	(242)	(242)
Accretion of preferred stock discount	(92)	(87)	(47)	(45)

Net Income (loss) allocated to common shareholders	$1,542	$(5,433)	$62	$(4,683)

Income (loss) per share allocated to common shareholders
Basic	$0.47	$(1.66)	$0.02	$(1.43)
Diluted	0.47	(1.66)	0.02	(1.43)
Weighted average common shares outstanding
Basic	3,273,981	3,272,964	3,274,056	3,273,159
Diluted	3,273,981	3,272,964	3,274,056	3,273,159
Comprehensive Income (loss)
Net Income (loss)	$2,118	$(4,865)	$351	$(4,396)
Reclassification adjustment for realized gains included in net income, net of $0 income taxes in 2012	$326	—	$326	—
Unrealized gains (losses) on securities, net of income taxes of $0 in 2012 and $0 in 2011	(885)	1,556	(777)	1,114

Comprehensive income (loss)	$1,559	$(3,309)	$(100)	$(3,282)

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

Six Months Ended June 30, 2012

(Unaudited)

(amounts in thousands, except share and per share data)

	Common Shares	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income, Net	Total Shareholders’ Equity
Balance at January 1, 2012	3,273,759	$18,277	$28,580	$(38,202)	$920	$9,575
Stock-based compensation
Stock options	—	—	3	—	—	3
Accretion of discount on preferred stock	—	92	—	(92)	—	—
Sale of shares of common stock	346	—	3	—	—	3
Cash dividends declared on preferred stock	—	—	—	(484)	—	(484)
Net income	—	—	—	2,118	—	2,118
Reclassification adjustment for realized gains included in net income, net of $0 income tax	—	—	—	—	326	326
Change in unrealized gain on securities available for sale, net of $0 income tax					(885)	(885)

Balance at June 30, 2012	3,274,105	$18,369	$28,586	$(36,660)	$361	$10,656

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2012 and 2011

(Unaudited)

(amounts in thousands, except share and per share data)	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$2,118	$(4,865)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	387	534
Amortization on securities, net	272	293
Core deposit intangible amortization	105	122
Provision for loan losses	700	7,030
Loans originated for sale	(6,332)	(10,213)
Proceeds from sale of loans	23,473	9,344
Gain on sale of loans	(101)	(418)
Increase in accrued interest receivable	363	266
Increase in accrued interest payable	842	604
Increase in surrender value of Bank owned life insurance	(145)	(146)
Gain on sale of securities	(529)	—
Loss (gain) on disposal of fixed assets	16	(6)
Gain on sale of branch	(1,466)	—
Net write down of other real estate owned	629	635
Compensation expense under stock based compensation	3	54
Other, net	2,396	2,355

Net cash from operating activities	22,731	5,589

Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(2,567)	(3,728)
Other	(15,500)	(453)
Sales of securities:
Other	5,639	—
Maturities, prepayments, and calls:
Mortgage-backed securities	3,808	3,546
Other	7,880	3,074
Net decrease in loans	32,946	9,868
Proceeds from sales of other real estate owned	7,259	2,991
Decrease in time deposits in other financial institutions	(250)	1,459
Net cash paid in connection with sale of branch operations	(25,691)	—
Proceeds from sale of premises and equipment	—	7
Additions to premises and equipment	(241)	(247)

Net cash from investing activities	13,283	16,517

Community First, Inc.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2012 and 2011

(Unaudited, Continued)

(amounts in thousands, except share and per share data)	Six Months Ended June 30,
	2012	2011
Cash flows from financing activities
Net decrease in deposits	(9,518)	(23,488)
Payments on Federal Home Loan Bank advances	(3,000)	—
Proceeds from issuance of common stock	3	7
Cash dividends paid on preferred stock	—	(243)

Net cash from financing activities	(12,515)	(23,724)

Net change in cash and cash equivalents	23,499	(1,618)
Cash and cash equivalents at beginning of period	76,742	60,303

Cash and cash equivalents at end of period	$100,241	$58,685

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$2,907	$4,258
Income taxes paid (refunded)	5	(887)
Supplemental noncash disclosures
Transfer from loans to repossessed assets	—	5,306
Preferred stock dividends declared but not paid	484	359
Loans made to facilitate the sale of other real estate	—	210
Transfer (to) from loans to loans held for sale	(4,226)	4,252
Components of sale of branch operations:
Loans sold	7,102	—
Premises and equipment sold	81	—
Accrued interest receivable	22	—
Deposits sold	(34,446)	—
Accrued interest payable	(66)	—

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

(amounts in thousands, except share and per share data)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements include Community First, Inc. and its wholly-owned subsidiary, Community First Bank & Trust (the “Bank”). Community First, Inc., together with the Bank is referred to as the “Company.” The sole subsidiary of Community First Bank & Trust is Community First Properties, Inc., which was originally established as a Real Estate Investment Trust (“REIT”) but which terminated its REIT election in the first quarter of 2012. Community First Bank & Trust together with its subsidiary is referred to as the “Bank.” Intercompany transactions and balances are eliminated in consolidation.

On March 30, 2012, the Company dissolved two of the Bank’s subsidiaries, Community First Title, Inc. and CFBT Investments, Inc. The assets of the two subsidiaries were distributed to the Bank.

On December 28, 2011, the Bank entered into a Purchase and Assumption Agreement with Southern Community Bank (“Southern Community”), pursuant to which the Bank agreed to sell certain of its loans and deposits of its Murfreesboro, Tennessee branch location to Southern Community. This transaction was completed on March 30, 2012. On February 9, 2012, the Bank entered into a Purchase and Assumption Agreement (the “Agreement”) with CapStar Bank (“CapStar”), pursuant to which the Bank agreed to sell certain of its loans and deposits of its Franklin, Tennessee branch location to CapStar. On June 19, 2012, the Bank and Capstar mutually agreed to terminate the Agreement due to their inability to reach a final agreement regarding proposed modifications to certain of the key economic terms of the Agreement relating to certain asset and liability values. Additional information regarding these transactions is set forth in Note 3.

The unaudited consolidated financial statements as of June 30, 2012 and for the six month and three month periods ended June 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission ( the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, to present fairly the information. They do not include all the information and footnotes required by accounting principles generally accepted in the United State of America for complete financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the 2011 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012 (File No. 000-49966) (the “2011 Form 10-K”).

Critical Accounting Policies:

The consolidated financial statements in this report are prepared in conformity with accounting principles generally accepted in the United States of America and with general practices in the banking industry. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of our significant accounting policies is described in our 2011 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

June 30, 2012

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

Consumer loans are loans extended to individuals for purposes such as to purchase a vehicle or other consumer goods. These loans are not secured by real estate but are frequently collateralized by the consumer items being acquired with the loan proceeds. This type of collateral tends to depreciate, and in some cases that depreciation can occur quickly, and therefore the term of the loan is tailored to fit the expected value of the collateral as it depreciates, along with specific underwriting policies and guidelines.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

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

NOTE 2. REGULATORY MATTERS AND MANAGEMENT PLANS

The Company has reported losses for each year from 2008 to 2011. The losses incurred by the Company were primarily the result of the economic recession that began in 2008 and the continued impacts of that recession and the resulting sluggish economic conditions. The Bank is a community bank that focuses heavily on commercial and residential development lending. As a result of the collapse of the housing market, many developments stalled, resulting in developers no longer being able to meet their payment obligations to the Bank. Also, during this time, market values for existing real estate properties decreased, which jeopardized the collateral which secured these types of loans made by the Bank. The losses incurred by the Bank have resulted in both the Bank and the Company being subject to additional regulatory scrutiny and increased supervisory actions by regulators.

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory actions that could have a direct material effect on the financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 2. REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

Prompt corrective action regulations classify banks into one of five capital categories depending on how well they meet their minimum capital requirements. Although these terms are not used to represent the overall financial condition of a bank, the classifications are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. If adequately capitalized or worse, or subject to a written agreement, consent order, or cease and desist order requiring higher minimum capital levels, regulatory approval is required to accept, renew or rollover brokered deposits. If undercapitalized or worse, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2012, the Bank’s capital ratios were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action but remained below those levels required by the Consent Order (as defined below). The Company’s capital ratios are below what is required to be considered adequately capitalized.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 2. REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

•	Not (along with the Company’s non-bank subsidiaries) directly or indirectly incur, increase, or guarantee any debt without prior approval; and

•	Not directly or indirectly purchase or redeem any shares of its stock without prior approval.

As of June 30, 2012, all of the plans required to be submitted to the FRB have been submitted and approved. Management believes that the Company is in full compliance with the requirements of the Written Agreement as of June 30, 2012.

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company would not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The terms of the Written Agreement, which replaced the board resolution, among other things, similarly prohibit the Company from incurring debt, paying dividends or interest or redeeming shares of its capital stock. The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common or preferred stock and the Company’s subsidiaries may not pay dividends on the subsidiaries’ common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the preferred stock (the “Preferred Stock”) beginning in the second quarter of 2011. At June 30, 2012, the Company has $2,193 of interest accrued on its subordinated debentures for which payment is being deferred. In addition, the Company has accumulated $1,332 in deferred dividends on the shares of Preferred Stock it had sold to the United States Department of the Treasury (the “U.S. Treasury”) under the TARP Capital Purchase Program (the “CPP”). The Company’s subsidiary Community First Properties, Inc. suspended the payment of dividends on its preferred stock beginning with the dividend payment due on December 31, 2011. At June 30, 2012, Community First Properties, Inc. has $16 of preferred stock dividends accrued for which payment is being deferred. If the Company defers payment of dividends on preferred stock for more than six quarters, the holders of the preferred stock will have the right to elect up to two directors to the Company’s board of directors.

On September 20, 2011, the Bank consented to the issuance of a consent order (the “Consent Order”) by the Federal Deposit Insurance Corporation (the “FDIC”). The Consent Order replaces the memorandum of understanding (“MOU”) that the Bank had entered into with the FDIC on October 19, 2010. The Consent Order requires the Bank to attain and achieve regulatory capital ratios higher than those required by regulatory standards, improve, among other things, its processes for identifying and classifying problem loans, and improve the Bank’s overall profitability. The Consent Order required the Bank to formulate written plans detailing how the Bank would achieve such requirements. As of June 30, 2012, the Bank has prepared and submitted all of the required plans to the FDIC and the FDIC has approved those plans as written. The Company is also required to provide quarterly progress reports to the FDIC.

As a result of entering into the Consent Order, the Bank also is subject to additional limitations on its operations including a prohibition on accepting, rolling over, or renewing brokered deposits, which could adversely affect the Bank’s liquidity and/or operating results. The existence of the Consent Order also limits the Bank from paying deposit rates above national rate caps published weekly by the FDIC unless the Bank is

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 2. REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

determined to be operating in a high-rate market area. On December 1, 2011, the Bank received notification from the FDIC that it is operating in a high-rate environment, which allows the Bank to pay rates higher than the national rate caps, but continues to limit the Bank to rates that do not exceed the prevailing rate in the Bank’s market by more than 75 basis points. The Bank is also limited, as a result of its condition, in its ability to pay severance payments to its employees and must receive the consent of the FDIC and the Tennessee Department of Financial Institutions (the “Department”) to appoint new officers or directors.

The Consent Order includes time frames to implement the foregoing and on-going compliance requirements for the Bank, such as quarterly progress reports to its regulators. At June 30, 2012, the Bank’s regulatory capital ratios did not meet the minimum regulatory capital ratios proscribed by the Consent Order. In accordance with the terms of the Consent Order, management has prepared and submitted a capital plan with the objective of attaining the capital ratios required by the Consent Order. In addition to the capital plan, the Bank is also not compliant with the portion of the Consent Order requiring reductions in loan concentrations. Management has also submitted a written plan to the FDIC to bring the Bank into compliance, and that plan has also been approved by the FDIC.

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

The Company’s and the Bank’s capital amounts and ratios at June 30, 2012 and December 31 2011, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions		Required by terms of Consent Order with FDIC
June 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$38,287	10.42%	$29,395	8.00%	$36,745	10.00%	$44,094	12.00%
Consolidated	23,333	6.34%	29,461	8.00%	36,827	10.00%	N/A	N/A

Tier I to risk weighted assets
Community First Bank & Trust	$33,569	9.14%	$14,698	4.00%	$22,047	6.00%	$36,745	10.00%
Consolidated	12,403	3.37%	14,731	4.00%	22,096	6.00%	N/A	N/A

Tier I to average assets
Community First Bank & Trust	$33,569	5.66%	$23,743	4.00%	$29,678	5.00%	$50,453	8.50%
Consolidated	12,403	2.08%	23,809	4.00%	N/A	N/A	N/A	N/A

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 2. REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

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

The sale of the Bank’s Murfreesboro, Tennessee branch location on March 30, 2012 resulted in a gain of $1,466. This gain contributed to the improvement in the Bank’s capital in the first six months of 2012. Despite the improvement in the first six months of 2012, the Bank’s capital levels as of June 30, 2012 were below those that the Bank agreed to achieve under the terms of the Consent Order. Based on June 30, 2012 levels of average assets and risk-weighted assets, the required amount of additional Tier 1 capital necessary to meet the requirements of the Consent Order was approximately $16,844 which would also satisfy the total capital requirement. The Bank’s capital ratios at June 30, 2012 were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action. The Company’s capital levels at June 30, 2012 were below those required to be considered adequately capitalized under applicable regulations. The existence of the Consent Order requires regulators to continue to classify the Bank as “adequately capitalized” even though the capital levels would qualify as “well capitalized” if the Consent Order were not in place.

Management’s Plans

The Company is currently considering the options available to increase capital levels at the Company and the Bank, including the sale of common or preferred stock of the Company or the sale of certain branch locations (discussed in Note 3) or other assets, or alternatively the sale of the Company. Current plans include continuing to market the Cool Springs Branch for a potential sale as described in Note 3. If a sale is consummated, the Bank’s capital levels should be improved. However, consummation of such sale of the Cool Springs Branch is not likely to increase the Bank’s capital levels to those required to be maintained by the Bank in the Consent Order. As a result, and because the Company does not have cash available to contribute to the Bank in an amount sufficient to enable the Bank to achieve the capital levels it committed to maintain in the Consent Order, the Company will continue to seek additional alternatives beyond the sale of the Cool Springs Branch described in Note 3 (including the issuance of common stock) to raise capital in order to assist the Bank in meeting its required capital levels under the Consent Order and the Company in meeting its required capital levels under the Written Agreement. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company. Continued failure by the Bank or the Company to comply with the terms of the Consent Order or the Written Agreement, as applicable, may result in additional adverse regulatory action.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 3 – BRANCH DIVESTITURES

In an effort to comply with the capital requirements set forth in the Consent Order described in Note 2, the Bank decided to sell two of its branches that are located on the outer limits of its geographic footprint and return focus to the Bank’s core markets. The branch sales were expected to improve the Bank’s capital ratios and concentration levels, both of which are specific requirements of the Consent Order.

The following paragraphs outline certain of the terms of the completed branch divestiture and the remaining divestiture that the Bank’s board is considering.

On March 30, 2012, the Bank and Southern Community closed the sale of certain assets and liabilities relative to the Bank’s Murfreesboro, Tennessee branch location. The Bank sold approximately $7,102 in loans and $34,446 in deposits to Southern Community. Southern Community also acquired the fixed assets and assumed the lease on the branch building. The transaction resulted in a net gain of $1,466 based on a 4% deposit premium.

On February 9, 2012, the Bank and Capstar entered into the Agreement, which provided for the sale of certain assets and the transfer of certain liabilities relative to the Bank’s branch office located at 9045 Carothers Parkway, Franklin, Tennessee 37067 (the “Cool Springs Branch”).

On June 19, 2012, the Bank and Capstar mutually agreed to terminate the Agreement due to their inability to reach a final agreement regarding proposed modifications to certain of the key economic terms of the Agreement relating to certain asset and liability values.

The Company may seek another buyer for all or a portion of the Bank’s Cool Springs Branch but can provide no assurance that it will be able to reach agreement with another buyer on terms for such sale satisfactory to the Company or that a sale, if announced, will be consummated.

The Company does not currently have plans to sell any additional branches other than the Cool Springs Branch.

NOTE 4 - SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at June 30, 2012 and December 31, 2011 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), net of applicable income taxes:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2012
U.S. government sponsored entities	$22,500	$28	$(7)	$22,521
Mortgage-backed - residential	26,775	1,257	—	28,032
State and municipal	11,791	784	—	12,575
Corporate	1,000	—	(23)	977

Total	$62,066	$2,069	$(30)	$64,105

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 4 - SECURITIES AVAILABLE FOR SALE (Continued)

December 31, 2011
U.S. government sponsored entities	$13,275	$8	$(8)	$13,275
Mortgage-backed - residential	28,181	1,410	—	29,591
State and municipal	18,614	1,223	(11)	19,826
Corporate	1,000	—	(32)	968

Total	$61,070	$2,641	$(51)	$63,660

The proceeds from sales of securities and the associated gains and losses are listed below:

	Six months ended June 30,
	2012	2011
Proceeds	$5,639	$—
Gross gains	529	—
Gross losses	—	—

The amortized cost and fair value of the securities portfolio are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage backed securities are presented separately due to varying maturity dates as a result of prepayments.

	June 30, 2012
	Amortized Cost	Fair Value
Due in one year or less	$191	$192
Due after one through five years	18,712	18,862
Due after five through ten years	8,649	9,175
Due after ten years	7,739	7,844
Mortgage backed - residential	26,775	28,032

Total	$62,066	$64,105

At June 30, 2012 and December 31, 2011, respectively, securities totaling $49,508 and $48,408 were pledged to secure public deposits and repurchase agreements.

At June 30, 2012, the Company held securities issued by the following entities, other than U.S. Government Sponsored entities, for which the aggregate face amount of investments is greater than 10% of the Company’s shareholders’ equity as of June 30, 2012:

Type	Issuer	Face Value	Fair Value	% of Capital
State and municipals	Columbia, Tennessee	$1,474	$1,540	13.83%
State and municipals	Madison County, Tennessee	$2,976	$3,227	27.93%

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 4 - SECURITIES AVAILABLE FOR SALE (Continued)

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

The following table summarizes securities with unrealized losses at June 30, 2012 and December 31, 2011 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
U.S. Government sponsored entities	$5,992	$(7)	$—	$—	$5,992	$(7)
Corporate	—	—	977	(23)	977	(23)

Total temporarily impaired	$5,992	$(7)	$977	$(23)	$6,969	$(30)

	Less than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
U.S. Government sponsored entities	$8,031	$(8)	$—	$—	$8,031	$(8)
State and municipal	—	—	664	(11)	664	(11)
Corporate	—	—	968	(32)	968	(32)

Total temporarily impaired	$8,031	$(8)	$1,632	$(43)	$9.663	$(51)

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 4 - SECURITIES AVAILABLE FOR SALE (Continued)

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

As of June 30, 2012, the Company’s security portfolio consisted of 80 securities, 4 of which were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2012.

The table below presents a rollforward for the six months and three months ended June 30, 2012 and 2011 of the credit losses recognized in earnings:

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Beginning Balance	$6,338	$1,338	$1,338	$1,338
Additions for credit losses on securities for which no previous other-than-temporary impairment was recognized	—	—	—	—

Ending Balance	$6,338	$1,338	$1,338	$1,338

NOTE 5 - FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 5 - FAIR VALUE (Continued)

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values of securities available for sale are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3 inputs). The fair values of Level 3 investment securities are determined by an independent third party. These valuations are then reviewed by the Company’s management. Discounted cash flows are calculated using estimates of current market rates for each type of security. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

Loans Held for Sale in Secondary Market: The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 5 - FAIR VALUE (Continued)

Appraisals for both collateral dependent impaired loans and other real estate owned are performed by certified general appraisers, certified residential appraisers or state licensed appraisers whose qualifications and licenses are annually reviewed and verified by the Bank. Once received, either Bank personnel or an independent review appraiser reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value, and determines whether the appraisal is reasonable. Appraisals for collateral dependent impaired loans and other real estate owned are updated annually. On an annual basis, the Company compares the actual selling costs of collateral that has been liquidated to the selling price to determine what additional adjustment should be made to the appraisal value to arrive at fair value. Beginning in the third quarter of 2010, the Company’s analysis indicated that an additional discount of 15% should be applied to properties with appraisals performed within 12 months.

Mortgage Banking Derivatives: The fair value of mortgage banking derivatives is determined by individual third party sales contract prices for the specific loans held at each reporting period end (Level 2 inputs). The fair value adjustment is included in other assets.

Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements at June 30, 2012 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. government sponsored entities	$22,521	22,521	—
Mortgage-backed - residential	28,032	28,032	—
State and municipal	12,575	11,463	1,112
Corporate	977	—	977

Total available for sale securities	64,105	62,016	2,089

		Fair Value Measurements at December 31, 2011 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. government sponsored entities	$13,275	13,275	—
Mortgage-backed - residential	29,591	29,591	—
State and municipal	19,826	15,399	4,427
Corporate	968	—	968

Total available for sale securities	63,660	58,265	5,395

There were no transfers among fair value pricing levels during the six months ended June 30, 2012 and 2011.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 5 - FAIR VALUE (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six month and three month periods ended June 30, 2012 and 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Corporate Securities
	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Beginning balance	$968	$4,083	$977	$4,053
Change in fair value	9	81	—	111

Ending balance	$977	$4,164	$977	$4,164

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	State and County Municipal Securities
	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Beginning balance	$4,427	$—	$4,467	$—
Securities sold	(3,364)		(3,364)
Change in fair value	49	—	9	—

Ending balance	$1,112	$—	$1,112	$—

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

State and Municipal Securities:

The valuation of the Company’s state and municipal securities is supported by analysis prepared by an independent third party. Their approach to determining fair value involves using recently executed transactions for similar securities and market quotations for similar securities. For these securities that are rated by the rating agencies and have recent trades, it was determined that these were valued using Level 2 inputs. For these securities that are not rated by the rating agencies and for which trading volumes are thin, it was determined that these were valued using Level 3 inputs.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 5 - FAIR VALUE (Continued)

Corporate Securities:

For corporate securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows (Level 3 pricing) as determined by an independent third party. The significant unobservable inputs used in the valuation model include discount rates and yields or current spreads to U.S. Treasury rates.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	June 30, 2012
	Carrying Value	Fair Value Measurements using other significant unobservable inputs (Level 3)
Assets:
Loans held for sale, net of allowance	$26,681	$26,681
Impaired loans:
Real estate construction	8,520	8,520
1-4 Family residential	3,495	3,495
Commercial real estate	12,759	12,759
Commercial, financial and agricultural	166	166
Other loans	3,840	3,840

Total impaired loans	28,780	28,780
Other real estate owned:
Construction and development	630	630
Farmland	43	43
1-4 Family residential	807	807

Total other real estate owned	1,480	1,480

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 5 - FAIR VALUE (Continued)

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

Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $34,893, with a valuation allowance of $6,112, resulting in an additional provision for loan losses of $700 for the six month period ended June 30, 2012, compared to an additional provision of $5,075 in the first six months of 2011. Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $29,490, with a valuation allowance of $8,119, resulting in an additional provision for loan losses of $5,203 for the year ended December 31, 2011.

Other real estate owned, measured at fair value less costs to sell, had a net carrying amount of $1,480, which is made up of the outstanding balance of $2,290, net of a valuation allowance of $810 at June 30, 2012, resulting in a write-down of $77 charged to expense in the six months ended June 30, 2012, compared to a write-down of $635 charged to expense in the first six months of 2011. Net carrying amount was $442 at December 31, 2011, which was made up of the outstanding balance of $1,015, net of a valuation allowance of $573, resulting in a write-down of $1,578 charged to expense during the first six months of 2011.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 5 - FAIR VALUE (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments at fair value on a non-recurring basis at June 30, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range(1) (Weighted Average)
Impaired Loans:
Real estate construction	$8,520	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (25.0%) (18.0%)
1-4 Family residential	3,495	Sales comparison approach	Adjustment for differences between the comparable sales	(2.1%) - (19.6%) (10.2%)
Commercial real estate	12,759	Sales comparison approach	Adjustment for differences between the comparable sales	(10.0%) – (10.0%) (10.0%)
Commercial, financial and agricultural	166	Sales comparison approach	Adjustment for differences between the comparable sales	(17.0%) - (25.0%) (22.3%)
Consumer	3,840	Sales comparison approach	Adjustment for differences between the comparable sales	(10.0%) – (17.0%) (11.4%)
Other real estate owned:
Construction and development	630	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (25.0%) (18.0%)
Farmland	43	Sales comparison approach	Adjustment for differences between the comparable sales	(17.0%) - (25.0%) (22.3%)
1-4 Family residential	807	Sales comparison approach	Adjustment for differences between the comparable sales	(2.1%) - (19.6%) (10.2%)

(1)	The range presented in the table reflects the discounts applied by the independent appraiser in arriving at their conclusion of market value. Management applies an additional 15% discount to the appraisers’ conclusion of market value to arrive at fair value.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 5 - FAIR VALUE (Continued)

Carrying amount and estimated fair values of significant financial instruments at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$100,241	$100,241	$100,241	$—	$—
Time deposits in other financial institutions	500	500	—	500	—
Securities available for sale	64,105	64,105	—	62,016	2,089
Loans held for sale in secondary market	282	282	—	282	—
Loans held for sale, net of allowance	26,681	26,681	—	—	26,681
Loans, net of allowance	330,560	324,927	—	—	324,927
Restricted equity securities	1,727	NA	NA	NA	NA
Accrued interest receivable	1,711	1,711	7	1,548	156
Financial liabilities
Deposits with stated maturities	333,402	334,239	—	334,239	—
Deposits without stated maturity	179,049	179,049	179,049	—	—
Accrued interest payable	3,166	3,166	5	968	2,193
Repurchase agreements	7,000	7,290	—	—	7,290
Federal Home Loan Bank advances	13,000	13,281	—	13,281	—
Subordinated debentures	23,000	13,200	—	—	13,200

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$76,742	$76,742
Time deposits in other financial institutions	250	250
Securities available for sale	63,660	63,660
Loans held for sale in secondary market	5,274	5,274
Loans held for sale, net of allowance	53,125	53,125
Loans, net of allowance	361,650	355,571
Restricted equity securities	1,727	NA
Accrued interest receivable	2,096	2,096
Financial liabilities
Deposits with stated maturity	360,387	361,824
Deposits without stated maturity	194,650	194,650
Accrued interest payable	2,390	2,390
Repurchase agreements	7,000	7,280
Federal Home Loan Bank advances	16,000	16,221
Subordinated debentures	23,000	13,250

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 5 - FAIR VALUE (Continued)

Carrying amount is the estimated fair value for cash and cash equivalents, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully resulting in a Level 1 classification. Fair value for accrued interest receivable and payable is based on the contractual terms of the facility, resulting in a Level 1, Level 2 or Level 3 classification based on the classification of the respective facility. The method for determining fair values of securities is discussed above. Restricted equity securities do not have readily determinable fair values due to their restrictions on transferability, therefore no fair value is presented. For fixed rate loans and variable rate loans with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk resulting in a Level 3 classification. For fixed and variable rate deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk resulting in a Level 2 classification. Fair values for impaired loans are estimated using discounted cash flow analysis or underlying collateral values resulting in a Level 3 classification. Fair value of loans held for sale is based on market quotes resulting in a Level 2 classification. Fair value of FHLB advances is based on discounted cash flows using current rates for similar financing resulting in a Level 2 classification. Fair value of subordinated debentures is based on discounted cash flows using current rates for similar financing resulting in a Level 3 classification. The fair value of off-balance-sheet items is not considered material.

NOTE 6 - LOANS

Loans outstanding by category at June 30, 2012 and December 31, 2011 were as follows:

	June 30, 2012	December 31, 2011
Real estate construction:
Residential construction	$11,668	$17,923
Other construction	32,649	35,517
1-4 Family residential:
Revolving, open ended	22,141	22,107
First liens	87,232	95,121
Junior liens	3,635	4,527
Commercial real estate:
Farmland	7,841	8,259
Owner occupied	43,430	47,343
Non-owner occupied	89,471	96,929
Other real estate secured loans	7,244	7,405
Commercial, financial and agricultural:
Agricultural	895	1,093
Commercial and industrial	27,039	29,693
Consumer	6,511	7,430
Tax exempt	52	52
Other	5,423	7,797

	$345,231	$381,196

Loans that are expected to be sold as part of the possible sale of the Cool Springs Branch discussed in Note 3 are reported in loans held for sale, net of allowance of $660.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

The following tables present activity in allowance for loan losses and the outstanding loan balance by portfolio segment and based on impairment method as of June 30, 2012 and 2011. The balances for “recorded investment” in the following tables related to credit quality do not include approximately $1,447 and $1,520 in accrued interest receivable at June 30, 2012 and December 31, 2011, respectively. Accrued interest receivable is a component of the Company’s recorded investment in loans.

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Six months ended June 30, 2012
Activity in the allowance for loan losses:
Beginning Balance	$4,809	$5,564	$3,505	$244	$1,394	$84	$—	$3,337	$609	$19,546
Charge-offs	(689)	(1,110)	(833)	—	(128)	(99)	—	(3,379)	—	(6,238)
Recoveries	30	187	77	—	28	5	—	9	—	336
Provision	(204)	412	(92)	31	(75)	54	—	561	13	700
Transfers due to potential branch sale	52	163	17	—	77	—	—	—	—	309
Transfers due to completed branch sale	2	15	—	—	1	—	—	—	—	18

Total ending allowance balance	$4,000	$5,231	$2,674	$275	$1,297	$44	$—	$528	$622	$14,671

Six months ended June 30, 2011
Activity in the allowance for loan losses:
Beginning Balance	$6,522	$5,513	$2,373	$22	$1,536	$103	$—	$1,472	$626	$18,167
Charge-offs	(4,581)	(1,150)	(163)	—	(478)	(8)	—	(21)	—	(6,401)
Recoveries	44	19	6	—	2	18	—	11	—	101
Provision	3,813	2,262	(341)	707	342	(53)	—	286	14	7,030

Total ending allowance balance	$5,798	$6,644	$1,875	$729	$1,403	$60	$—	$1,748	$640	$18,897

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Three months ended June 30, 2012
Activity in the allowance for loan losses:
Beginning Balance	$4,351	$5,713	$3,022	$277	$1,419	$69	$—	$3,337	$625	$18,813
Charge-offs	(653)	(681)	(622)	—	(33)	(74)	—	(3,379)	—	(5,442)
Recoveries	23	180	77	—	2	—	—	9	—	291
Provision	227	(144)	180	(2)	(168)	49	—	561	(3)	700
Transfers due to completed branch sale	52	163	17	—	77	—	—	—	—	309

Total ending allowance balance	$4,000	$5,231	$2,674	$275	$1,297	$44	$—	$528	$622	$14,672

Three months ended June 30, 2011
Activity in the allowance for loan losses:
Beginning Balance	$8,389	$5,490	$2,013	$67	$1,376	$63	$—	$1,746	$631	$19,775
Charge-offs	(4,450)	(1,041)	(163)	—	(471)	(6)	—	(7)	—	(6,138)
Recoveries	42	1	—	—	2	9	—	6	—	60
Provision	1,817	2,194	25	662	496	(6)	—	3	9	5,200

Total ending allowance balance	$5,798	$6,644	$1,875	$729	$1,403	$60	$—	$1,748	$640	$18,897

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Ending allowance balance attributable to loans at June 30, 2012:
Individually evaluated for impairment	$3,159	$929	$1,445	$72	$140	$17	$—	$500	$—	$6,262
Collectively evaluated for Impairment	841	4,302	1,229	203	1,157	27	—	28	622	8,409

Total ending allowance balance	$4,000	$5,231	$2,674	$275	$1,297	$44	$—	$528	$622	$14,671

Ending allowance balance attributable to loans at December 31, 2011:

Individually evaluated for impairment	$1,878	$787	$1,977	$73	$87	$72	$—	$3,335	$—	$8,209
Collectively evaluated for Impairment	2,931	4,777	1,528	171	1,307	12	—	2	609	11,337

Total ending allowance balance	$4,809	$5,564	$3,505	$244	$1,394	$84	$—	$3,337	$609	$19,546

Loans at June 30, 2012:
Individually evaluated for impairment	$20,742	$8,692	$17,804	$2,218	$307	$19	$—	$4,340		$54,122
Collectively evaluated for impairment	23,575	104,316	122,938	5,026	27,627	6,492	52	1,083		291,109

Total loans balance	$44,317	$113,008	$140,742	$7,244	$27,934	$6,511	$52	$5,423		$345,231

Loans at December 31, 2011:
Individually evaluated for impairment	$16,895	$10,102	$7,477	$2,229	$282	$168	$—	$7,696		$44,849
Collectively evaluated for impairment	36,545	111,653	145,054	5,176	30,504	7,262	52	101		336,347

Total loans balance	$53,440	$121,755	$152,531	$7,405	$30,786	$7,430	$52	$7,797		$381,196

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the six months ended June 30, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$3,918	$1,105	$—	$3,513	$—	$—
Other construction	10,889	9,405	—	8,770	1	8
1-4 Family residential:
Revolving, open ended	—	—	—	—	—	—
First liens	3,810	3,808	—	4,650	64	73
Junior liens	—	—	—	—	—	—
Commercial real estate:
Farmland	485	234	—	234	—	—
Owner occupied	1,445	1,445	—	847	25	23
Non-owner occupied	2,155	2,155	—	1,560	65	66
Commercial, financial and agricultural:
Commercial and industrial	—	—	—	94	—	—
Consumer	3	2	—	19	—	—
Other Loans	1,468	1,247	—	905	—	—

Total with no related allowance recorded	24,173	19,401	—	20,592	155	170

With an allowance recorded:
Real estate construction:
Residential construction	4,682	4,567	682	2,137	75	89
Other construction	5,665	5,665	2,477	5,141	(8)	13
1-4 Family residential:
Revolving, open ended	699	699	244	630	(1)	5
First Liens	4,185	4,185	685	2,944	131	128
Junior Liens	—	—	—	179	—	—
Commercial real estate:
Farmland	—	—	—	—	—	—
Owner occupied	—	—	—	692	—	—
Non-owner occupied	13,970	13,970	1,445	7,784	441	493
Other real estate loans	2,218	2,218	72	2,223	69	74
Commercial, financial and agricultural:
Commercial and industrial	307	307	140	226	1	2
Consumer	17	17	17	102	—	—
Other loans	6,227	3,093	500	5,673	—	—

Total with an allocated allowance recorded	37,790	34,721	6,262	27,731	708	804

Total	$62,143	$54,122	$6,262	$48,323	$863	$974

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the three months ended June 30, 2012:

	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$2,853	$—	$—
Other construction	9,590	1	8
1-4 Family residential:
Revolving, open ended	—	—	—
First liens	3,650	49	38
Junior liens	—	—	—
Commercial real estate:
Farmland	234	—	—
Owner occupied	1,271	13	12
Non-owner occupied	2,249	30	32
Commercial, financial and agricultural:
Commercial and industrial	71	—	—
Consumer	29	(1)	—
Other Loans	624	—	—

Total with no related allowance recorded	20,571	92	90

With an allowance recorded:
Real estate construction:
Residential construction	2,855	69	82
Other construction	5,595	11	13
1-4 Family residential:
Revolving, open ended	935	11	5
First Liens	2,914	110	106
Junior Liens	55	(1)	—
Commercial real estate:
Farmland	—	—	—
Owner occupied	396	(2)	—
Non-owner occupied	8,785	428	459
Other real estate loans	2,221	35	39
Commercial, financial and agricultural:
Commercial and industrial	269	2	2
Consumer	69	(1)	—
Other loans	5,395	—	—

Total with an allocated allowance recorded	29,489	662	706

Total	$50,060	$754	$796

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the three months ended June 30, 2011:

	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$5,896	$3,822	$—
Other construction	4,722	2,505	—
1-4 Family residential:
Revolving, open ended	289	92	—
First liens	2,233	1,693	—
Junior liens	—	—	—
Commercial real estate:
Farmland	—	—	—
Owner occupied	473	473	—
Non-owner occupied	496	496	—
Other real estate secured loans	—	—	—
Commercial, financial and agricultural:
Commercial and industrial	1,904	546	—
Consumer	—	—	—

Total with no related allowance recorded	16,013	9,627	—

With an allowance recorded:
Real estate construction:
Residential construction	11,107	11,107	3,057
Other construction	13,117	13,117	1,739
1-4 Family residential:
Revolving, open ended	1,957	1,957	162
First Liens	11,651	11,651	1,326
Junior Liens	649	489	91
Commercial real estate:
Farmland	485	485	37
Owner occupied	1,165	1,165	259
Non-owner occupied	2,179	2,179	394
Other real estate secured loans	—	—	—
Commercial, financial and agricultural:
Commercial and industrial	272	272	233
Consumer	10	10	10
Other loans	—	—	—

Total with an allocated allowance recorded	42,592	42,432	7,308

Total	$58,605	$52,059	$7,308

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

Troubled Debt Restructurings

The Company has $36,890 of loans with allocated specific reserves of $3,828 to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 compared to $12,781 with allocated specific reserves of $2,421 at December 31, 2011. The Company lost $134 and $138 of interest income in the six months and $80 and $104 in the three months ended June 30, 2012 and 2011, respectively, that would have been recorded in interest income if the specific loans had not been restructured. The Bank had commitments to lend up to $0 and $295 of additional funds to loans classified as troubled debt restructurings at June 30, 2012, and December 31, 2011, respectively.

During the first six months of 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or granting of amortization terms for balloon notes that are longer than the Bank’s typical practice.

Modifications involving a reduction of the stated interest rate and extension of the maturity date of the loan were for periods ranging from six months to two years.

Loans classified as troubled debt restructurings are included in impaired loans.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the first six months of 2012 and 2011:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
June 30, 2012
Real estate construction:
Residential construction	1	$737	$737
Other construction	2	6,552	6,552
1-4 Family residential
First liens	15	6,062	6,062
Junior liens	1	9	9
Commercial real estate:
Owner occupied	1	1,097	1,097
Non-owner occupied	4	13,971	13,971
Other real estate loans	3	1,246	1,246

Total	27	$29,674	$29,674

June 30, 2011
Real estate construction:
Residential construction	2	$2,631	$2,631
Other construction	6	6,276	6,276
1-4 Family residential:
First liens	22	8,273	8,273
Junior liens	1	9	9
Commercial real estate:
Farmland	1	485	485
Non-owner occupied	1	2,175	2,175
Other real estate secured loans	4	2,227	2,227
Commercial, financial and agricultural:
Commercial and industrial	1	22	22

	38	$22,098	$22,098

Troubled debt restructurings described above had an outstanding balance of $29,224 at June 30, 2012 and increased the allowance for loan losses by $35 during the first six months of 2012. Troubled debt restructurings still accruing interest totaled $19,172 and $958 at June 30, 2012 and December 31, 2011, respectively.

A loan is considered to be in payment default once it is more than 90 days contractually past due under the modified terms. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the first six months of 2012 or 2011.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Nonaccrual	Loans past due over 90 days still accruing	Nonaccrual	Loans past due over 90 days still accruing
Real estate construction:
Residential construction	$5,817	$—	$5,535	$—
Other construction	15,125	—	11,361	—
1-4 Family residential:
Revolving, open ended	556	—	37	—
First Liens	3,991	—	8,635	—
Junior Liens	—	—	427	—
Commercial real estate:
Farmland	234	—	453	—
Owner occupied	414	—	1,635	—
Non-owner occupied	3,415	—	3,963	—
Other real estate loans	—	—	—	—
Commercial, financial and agricultural:
Agricultural	815	—	—	—
Commercial and industrial	70	—	859	—
Consumer	—	—	229	—
Other loans	4,362	—	7,697	—

Total	$34,799	$—	$40,831	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans, including nonaccrual loans as of June 30, 2012 and December 31, 2011 by class of loans:

	30 – 59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2012
Real estate construction:
Residential construction	$—	$—	$1,105	$1,105	$10,563	$11,668
Other construction	—	2,750	3,892	6,642	26,007	32,649
1-4 Family residential:
Revolving, open ended	84	—	556	640	21,501	22,141
First Liens	6,234	150	663	7,047	80,185	87,232
Junior Liens	—	—	—	—	3,635	3,635
Commercial real estate:
Farmland	513	—	234	747	7,094	7,841
Owner occupied	5,279	3,415	414	9,108	34,322	43,430
Non-owner occupied	—	—	446	446	89,025	89,471
Other real estate secured loans	—	—	—	—	7,244	7,244
Commercial, financial and agricultural:
Agricultural	—	—	—	—	895	895
Commercial and industrial	57	146	295	498	26,541	27,039
Consumer	90	—	64	154	6,357	6,511
Tax exempt	—	—	—	—	52	52
Other loans	54	20	4,362	4,436	987	5,423

Total	$12,311	$6,481	$12,031	$30,823	$314,408	$345,231

	30 – 59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2011
Real estate construction:
Residential construction	$—	$—	$1,450	$1,450	$16,473	$17,923
Other construction	183	2,507	2,747	5,437	30,080	35,517
1-4 Family residential:
Revolving, open ended	286	75	18	379	21,728	22,107
First Liens	5,901	861	2,939	9,701	85,420	95,121
Junior Liens	173	330	—	503	4,024	4,527
Commercial real estate:
Farmland	39	—	453	492	7,767	8,259
Owner occupied	—	—	1,254	1,254	46,089	47,343
Non-owner occupied	10,723	—	361	11,084	85,845	96,929
Other real estate secured loans	484	—	—	484	6,921	7,405
Commercial, financial and agricultural:
Agricultural	—	—	—	—	1,093	1,093
Commercial and industrial	700	523	591	1,814	27,879	29,693
Consumer	76	19	61	156	7,274	7,430
Tax exempt	—	—	—	—	52	52
Other loans	—	—	7,697	7,697	100	7,797

Total	$18,565	$4,315	$17,571	$40,451	$340,745	$381,196

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. The Company assigns an initial credit risk rating on every loan. All loan relationships with aggregate debt greater than $250 are reviewed at least annually or more frequently if performance of the loan or other factors warrants review. Smaller balance loans are reviewed and evaluated based on changes in loan performance, such as becoming past due or upon notifying the Bank of a change in the borrower’s financial status. This analysis is performed on a monthly basis. The Company uses the following definitions for risk ratings:

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful
June 30, 2012
Real estate construction:
Residential construction	$3,543	$2,453	$—	$—	$—
Other construction	11,898	4,434	—	1,247	—
1-4 Family residential:
Revolving, open ended	17,714	1,363	—	2,365	—
First Liens	49,532	18,499	738	10,470	—
Junior Liens	2,725	752	—	158	—
Commercial real estate:
Farmland	3,719	1,311	—	2,577	—
Owner occupied	32,177	7,268	—	2,540	—
Non-owner occupied	46,742	19,090	—	7,514	—
Other real estate loans	1,284	743	—	2,999	—
Commercial, financial and agricultural:
Agricultural	892	—	—	3	—
Commercial and industrial	20,141	4,184	519	1,888	—
Consumer	6,149	64	—	279	—
Tax exempt	52	—	—	—	—
Other loans	992	50	20	21	—

Total	$197,560	$60,211	$1,277	$32,061	$—

	Pass	Watch	Special Mention	Substandard	Doubtful
December 31, 2011
Real estate construction:
Residential construction	$2,045	$4,098	$—	$6,245	$—
Other construction	16,528	5,092	138	2,399	—
1-4 Family residential:
Revolving, open ended	18,104	905	—	3,078	—
First Liens	53,649	19,412	354	12,051	—
Junior Liens	2,991	998	—	111	—
Commercial real estate:
Farmland	4,082	2,524	—	1,419	—
Owner occupied	32,942	9,795	—	3,321	—
Non-owner occupied	63,838	7,405	1,864	17,864	—
Other real estate loans	1,405	749	—	3,022	—
Commercial, financial and agricultural:
Agricultural	1,093	—	—	—	—
Commercial and industrial	22,472	4,961	490	1,488	—
Consumer	7,084	91	—	87	—
Tax exempt	52	—	—	—	—
Other loans	101	—	—	—	—

Total	$226,386	$56,030	$2,846	$51,085	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 7 - INCOME (LOSS) PER SHARE

In accordance with ASC 260-10, Earnings Per Share, basic income (loss) per share allocated to common shareholders is computed by dividing net income (loss) allocated to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income (loss) per share allocated to common shareholders reflects the potential dilution that could occur if securities, stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company. The factors used in the income (loss) per share computation follow:

	Six months ended June 30,		Three months ended June 30,
	2012	2011	2012	2011
Basic
Net income (loss)	$2,118	$(4,865)	$351	$(4,396)
Less: Earnings allocated to preferred stock	(484)	(481)	(242)	(242)
Less: Accretion of preferred stock discount	(92)	(87)	(47)	(45)

Net Income (loss) allocated to common stock	1,542	(5,433)	62	(4,683)

Weighted average common shares	3,273,981	3,272,964	3,274,056	3,273,159

Basic net income (loss) per share	$0.47	$(1.66)	$0.02	$(1.43)

Diluted
Net income (loss) allocated to common stock	$1,542	$(5,433)	$62	$(4,683)

Weighted average common shares	3,273,981	3,272,964	3,274,056	3,273,159
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—

Average common shares and dilutive potential common shares outstanding	3,273,981	3,272,964	3,274,056	3,273,159

Diluted net income (loss) per share	$0.47	$(1.66)	$0.02	$(1.43)

At June 30, 2012 and 2011, respectively, stock options for 96,450 and 192,030 shares of common stock were not considered in computing diluted net income (loss) per share for the six month and three month periods ended June 30, 2012 and 2011 because they were antidilutive.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2012

(Unaudited)

NOTE 8 - INCOME TAXES

The Company recorded tax expense of $0 during the first six months of 2012. During 2010 the Company established a valuation allowance against all of its deferred tax assets and has maintained that valuation allowance through the first six months of 2012. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. Because the Company has recorded a valuation allowance against its deferred tax assets, any deferred tax benefit or expense will be offset by a corresponding increase or decrease, respectively, to the valuation allowance. Until the reversal of the deferred tax valuation allowance, tax benefit or expense from current year operations is expected to be minimal.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

(amounts in thousands, except share and per share data)

The following discussion compares the financial condition of the Company at June 30, 2012 to December 31, 2011, and the results of operations for the six months and three months ended June 30, 2012 and 2011. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	continuation of the historically low short-term interest rate environment;

•	rapid fluctuations or unanticipated changes in interest rates;

•	failure to maintain capital levels above levels required by federal banking regulations or commitments or agreements we or our bank subsidiary make with our regulators;

OVERVIEW (Continued)

•

the impact of recently proposed changes to the capital categories we and our bank subsidiary are required to maintain, and the methodologies for calculating our, and our bank subsidiary’s, capital ratios, including the proposed phasing out of the favorable capital treatment for trust preferred securities;

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

•

the impact of governmental restrictions on entities participating in the Capital Purchase Program (the “CPP”) of the U.S Department of the Treasury (the “U.S. Treasury”) and the impact of decisions by the U.S. Treasury to exercise its rights under the operative agreements related thereto, including the right to sell the preferred stock owned by the U.S. Treasury to third parties;

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

FINANCIAL CONDITION

At June 30, 2012, total assets were $573,695, a decrease of $43,078 or 7.0% compared to $616,773 at December 31, 2011. The decrease in total assets was primarily due to the sale of the Bank’s Murfreesboro, Tennessee branch location and management’s decision to utilize excess funds to decrease non-core deposits. Total liabilities decreased 7.3%, or $44,159 to $563,039 at June 30, 2012 compared to $607,198 at December 31, 2011. The decrease in liabilities was also principally due to the sale of the Murfreesboro, Tennessee branch location and the decrease in non-core deposits discussed above. Total equity increased 11.3%, or $1,081, to $10,656 at June 30, 2012 compared to $9,575 at December 31, 2011. The increase in equity is primarily due to net income for the first six months of 2012.

Cash and Cash Equivalents

Cash and cash equivalents were $100,241 at June 30, 2012 compared to $76,742 at December 31, 2011. The Bank has continued to maintain unusually high cash balances during 2012 due to the availability of excess liquidity in the Bank’s market area coupled with reduced loan demand as a result of weak economic conditions.

FINANCIAL CONDITION (Continued)

Loans

Total loans (excluding loans held for sale) at June 30, 2012 were $345,231, compared to $381,196 at December 31, 2011, a decrease of $35,965 or 9.4%. The decrease in loans during the first six months of 2012 is due to regular loan payments outpacing demand for new loans and transfer of certain loans to other real estate owned.

Loans in the portfolio at June 30, 2012 of approximately $100,741, or 29.2%, are at a variable rate of interest, $209,691, or 60.7%, are at a fixed rate, and $34,799, or 10.1% are nonaccrual. $208,857 or 60.5% of total loans reprice within one year. As market rates dropped during the economic recession, management implemented rate floors for many variable rate loans in an effort to protect the Bank’s net interest margin. As a result, when market rates begin to rise, loans at their floor will not reprice at higher rates until market rates rise above their contractual floor rates. Only the loans noted above that have variable rates not at a floor rate will reprice with the first increase in market rates. The existence of these rate floors may negatively impact our net interest margin when rates begin to rise, at least until rates rise above these floors.

On June 30, 2012, the Company’s loan to deposit ratio (including loans held for sale in secondary market and loans held for sale net of allowance of $660) was 72.6%, compared to 79.2% at December 31, 2011. Management expects loan demand to remain low throughout 2012, resulting in further reduction of gross loans, across most of the Bank’s loan categories. Management anticipates this trend will continue until there are indicators of significant improvements in both the local and national economy, leading customers to begin spending more resulting in increased demand. If the Company’s deposits continue to be in excess of loan demand, the Company’s net interest margin may be adversely affected as the funds from these deposits may be invested in securities and other interest earning assets that offer lower yields than loans.

Securities Available for Sale

Set forth below is a table showing the carrying amount and breakdown of the Company’s securities available for sale at June 30, 2012 and December 31, 2011:

	June 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
U.S. government sponsored entities	$22,521	35.1%	$13,275	20.9%
Mortgage-backed - residential	28,032	43.8%	29,591	46.5%
State and municipal	12,575	19.6%	19,826	31.1%
Corporate	977	1.5%	968	1.5%

Total	$64,105	100.0%	$63,660	100.0%

The Company’s securities portfolio is used to provide yield and for pledging purposes to secure public fund deposits. As of June 30, 2012, the carrying value of securities increased $445 to $64,105, compared to $63,660 at December 31, 2011. Securities available for sale as a percentage of total assets was 11.2% at June 30, 2012, compared to 10.3% at December 31, 2011. Net unrealized gain on available for sale securities was $2,039 at June 30, 2012, compared to a net unrealized gain of $2,590 at December 31, 2011. The decrease in unrealized gains is primarily due to $529 in gains that were realized through security sales during the first six months of 2012. Management is continually monitoring the credit quality of the Bank’s investments and believes that the unrealized losses that exist in the Bank’s portfolio are temporary based on the bond ratings and anticipated recovery of bonds held. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

FINANCIAL CONDITION (Continued)

Other Real Estate Owned

At June 30, 2012, other real estate owned (“ORE”) totaled $18,578, a decrease of $3,477 from $22,055 at December 31, 2011. The balance of other real estate owned is comprised of properties acquired through or in lieu of foreclosure on real estate loans, property acquired by the Company for future Bank branch locations that is no longer intended for that purpose and is currently held for sale, and loans made to facilitate the sale of ORE that are required to be reported as ORE (“FAS 66 Loans”). The balances recorded for each individual property are based on appraisals that are not more than twelve months old, discounted by an additional 15%. The additional 15% discount was adopted by the Company beginning in the third quarter of 2010 based on an analysis of actual recoveries of ORE balances, including selling costs. Based on that analysis, the Company recorded a valuation allowance of $346 (recognized through ORE expense) in the third quarter of 2010. In addition, the Company began applying the additional 15% discount in its determination of specific reserves for impaired loans that are collateral dependent. As a result, the majority of the financial loss incurred by the Company as a result of the 15% discount has been recognized through loan charge-offs and the provision for loan losses at the time the property is transferred to ORE, with the foreclosed property being transferred into ORE at the discounted value. The Company updates the analysis supporting continued use of the 15% discount annually. Should future updates to the analysis indicate that a change in that discount is warranted, the Company would implement the change accordingly and that change would be applied to all properties that are moved into ORE. Additional write-downs of individual properties typically result only from the results of updated appraisals and further application of the 15% discount on the value reflected in the updated appraisal that indicate the value of the respective property has declined. The Bank obtains updated appraisals for ORE properties at least annually. These write-downs are recognized in the quarterly period in which the appraisal is accepted by the Company.

The Company actively markets the properties within its ORE portfolio utilizing both Bank personnel and third parties (brokers, agents, etc.). All ORE properties are classified into one of four categories: rental properties, non-rental properties, auction properties, and land. Rental properties consist of any property that can be leased or rented in order to produce income for the Bank while the Bank is pursuing the sale of the property. Non-rental properties consist of improved real estate that the Bank’s management has concluded would not be attractive to a renter or that management believes will be most efficiently sold unoccupied. Auction properties are typically properties of lower value that the Bank is willing to accept the risk of an auction in order to sell. These properties are typically auctioned off within six to twelve months of the property being transferred into ORE, and are typically auctioned off in absolute auctions with no minimum reserves. Land generally consists of unimproved raw land, though some properties may have some infrastructure work completed for housing development. Properties within the land category of ORE are typically held for longer periods of time than other ORE properties as the marketing of these properties, particularly large parcels, often extends for over six months.

The following table shows a breakdown of the ORE portfolio by category as of the end of the periods indicated:

	June 30, 2012		March 31, 2012		December 31, 2011
Bank Premises	$484	2.6%	$484	2.2%	$484	2.2%
FAS 66 loans	—	—%	77	0.4%	78	0.4%
Rental	8,337	44.9%	8,883	40.8%	7,004	31.8%
Non-rental	1,067	5.7%	8,777	40.3%	3,588	16.3%
Auction	767	4.1%	2,706	12.4%	1,572	7.1%
Land	7,923	42.7%	860	3.9%	9,329	42.3%

Total	$18,578	100.00%	$21,787	100.0%	$22,055	100.0%

The Company makes every effort to sell ORE as quickly as feasible while still recovering as much of the original investment as possible. Management also considers the cost associated with holding individual properties in determining how aggressively it markets an individual property. The Bank’s ORE that is classified as rental properties generally consists of 1-4 family properties, though some are commercial real estate. Rental income generated by this group has typically exceeded the holding costs of the respective properties. The majority of the rental properties are listed for sale with real estate agents; however properties in this group are not the primary focus of management’s marketing efforts given the income producing nature

FINANCIAL CONDITION (Continued)

of the property. The Bank’s ORE that is classified as auction properties are marketed aggressively with dates set for auctions and most auction properties being allowed to sell without a reserve price. The Bank’s other ORE properties are being marketed, though there is no definite date as to when they may be expected to be sold.

The following table provides activity within the ORE portfolio in terms of individual parcels for the three month periods ended on the dates indicated:

	Rental	Non-rental	Auction	Land
December 31, 2011
Foreclosures	14	2	5	11
Sales	4	6	3	3
Weighted average age of properties held at period end (months)	2.3	8.1	6.8	15.8

June 30, 2012
Foreclosures	8	—	1	1
Sales	4	4	3	14
Weighted average age of properties held at period end (months)	5.8	8.2	10.5	18.8

The following table sets forth information related to the largest five ORE properties held by the Company as of December 31, 2011:

Property Description	Original loan classification	Original Loan Amount	Charge-off prior to transfer into ORE	Write-down after transfer into ORE	Carrying Balance
Unimproved land	Real estate construction	$5,000	$905	$—	$3,485
Upper market single family residence	Real estate construction	1,573	129	—	1,401
Upper market single family residence	Real estate construction	2,331	435	752	1,138
Unimproved land	Real estate construction	2,546	196	—	1,012
Mobile home park/ mini storage facility	Commercial Real estate	959	—	—	847

The following table sets forth information related to the largest five ORE properties held by the Company as of June 30, 2012:

Property Description	Original loan classification	Original Loan Amount	Charge-off prior to transfer into ORE	Write-down after transfer into ORE	Carrying Balance
Unimproved land	Real estate construction	$5,000	$905	$—	$3,485
Unimproved land	Real estate construction	2,546	196	—	1,012
Upper market single family residence	1-4 Family residential	1,076	210	—	850
Mobile home park/ mini storage facility	Commercial Real estate	959	—	—	847
Mini storage facility	Commercial Real estate	887	—	—	784

Each of the ORE properties identified in the June 30, 2012 table above is listed with a real estate agent and is also listed as available for sale on the Bank’s website. The two largest properties are unimproved land that, at the time the loans were made, were intended to be developed. The property carried at $3,485 is commercial property located in an area that remains significantly and negatively impacted by the downturn in the real estate market where the property is located. Although the Bank continues to actively market the property, management anticipates that it could take a significant amount of time to sell the property. The property carried at $1,012 is located in a residential area that was also negatively impacted by the downturn in the economy. Although there are some positive indicators of improvements in the local market where the property

FINANCIAL CONDITION (Continued)

is located, management believes it will likely require a significant amount of time to sell the property and it is possible that the Bank could be best served by partnering with a residential developer in order to sell the property. The 1-4 family residential property is currently under contract and is expected to be sold in the third quarter of 2012. The two commercial real estate properties are income producing rental properties that are being managed by a third party property manager on behalf of the Bank. The Bank continues to market these rental properties, but because of the income producing nature of the property, it is likely that management would more strongly resist selling the property for less than the current carrying value of the property.

Deposits

The Company relies on the Bank’s deposit growth, as well as alternative funding sources such as other borrowed money, FHLB advances, and federal funds purchased from correspondent banks to fund its operations.

The following table sets forth the composition of the deposits at June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$47,125	9.2%	$46,664	8.4%
Interest-bearing demand accounts	108,431	21.2%	104,661	18.9%
Savings accounts	20,588	4.0%	19,808	3.6%
Time deposits greater than $100	121,429	23.7%	118,267	21.3%
Other time deposits	160,878	31.4%	172,906	31.2%

Noninterest-bearing demand accounts held for sale	2,084	0.4%	5,213	0.9%
Interest-bearing demand accounts held for sale	22,434	4.4%	39,025	7.0%
Savings accounts held for sale	106	0.0%	287	0.1%
Time deposits greater than $100 held for sale	19,100	3.7%	28,904	5.2%
Other time deposits held for sale	10,276	2.0%	19,302	3.4%

Total	$512,451	100.0%	$555,037	100.0%

The following table sets forth all time deposits broken down by remaining maturity at June 30, 2012:

Less than three months	$69,004
Three months through twelve months	193,453
One year through three years	41,433
More than three years	7,792

Total	$311,682

Brokered deposits totaled $22,797 at June 30, 2012 and are included in the totals above. The Bank had two callable brokered issuances at June 30, 2012 with balances of $4,095 and $4,322 and maturity dates of September 1, 2015, and September 10, 2015, respectively, that were called in the third quarter of 2012, which are reflected in the less than three months category in the table above.

Total deposits were $512,451 at June 30, 2012, compared to $555,037 at December 31, 2011, a decrease of $42,586. The decrease was primarily due to the sale of the Bank’s Murfreesboro, Tennessee branch location. The branch sale reduced total deposits by $34,446. The remainder of the decrease in deposits is primarily due to reductions in national market time deposits offset by some modest growth in core deposits.

FINANCIAL CONDITION (Continued)

During the majority of 2011 and through June 30, 2012, the Bank has maintained higher than normal balances in cash and cash equivalents as a result of loan payoffs outpacing loan demand. Management has been utilizing the available cash to pay off national market and broker deposits as they have matured, resulting in significant reductions in cost of funds. Management further anticipates seeking additional core customer deposits during 2012 in order to improve the Bank’s overall liquidity position as well as net interest income and to continue to reduce the Bank’s reliance on national market and broker deposits.

Federal Home Loan Bank Advances

The Company had borrowed $13,000 and $16,000 in fixed rate advances from the Federal Home Loan Bank (“FHLB”) as of June 30, 2012 and December 31, 2011, respectively. The decrease during the first six months of 2012 is due to a $3,000 advance that matured on June 6, 2012. The Company had $3,878 available for future borrowings from the FHLB at June 30, 2012. The fixed interest rates on these advances ranged from 1.91% to 2.71% at June 30, 2012 with a weighted average rate of 2.42% and a weighted average remaining maturity of 10.1 months. These borrowings are secured by a blanket collateral agreement for certain loans secured by 1-4 family residential properties, commercial real estate, and home equity lines of credit. At June 30, 2012, undrawn standby letters of credit with the FHLB totaled $9,000. The letters of credit are used to meet pledging requirements of the State of Tennessee Bank Collateral Pool.

Shareholders’ Equity

At June 30, 2012, shareholders’ equity totaled $10,656, an increase of $1,081 from $9,575 at December 31, 2011. The increase was primarily due to net income of $2,118 offset by dividends declared on preferred stock, amortization of the discount on preferred stock and a decrease in the unrealized gain on securities available for sale.

The preferred shares represent the U.S. Treasury’s investment in the Company as part of our participation in the CPP. The $19,138 liquidation value Senior Preferred shares have a cumulative dividend rate of 5% per year, until February 27, 2014, the fifth anniversary of the Treasury investment, and a dividend rate of 9% thereafter. In addition, under the terms of the CPP, the Company issued warrants to Treasury to purchase additional preferred shares equal to 5% of the investment in Senior Preferred shares at a discounted exercise price. The U.S. Treasury exercised the warrants immediately upon investment in the Senior Preferred shares, which resulted in issuance of 890 Warrant Preferred shares. The U.S. Treasury’s exercise of the warrants resulted in a net discount on the issuance of the preferred shares of $890. The discount is being amortized over a five year period, which is the anticipated life of the shares. The $890 liquidation value Warrant Preferred shares have a cumulative dividend rate of 9% per year until redeemed. Dividends on both Senior Preferred and Warrant Preferred shares are required to be paid quarterly. Total required annual dividends for both Senior Preferred and Warrant Preferred shares are expected to be as follows: 2012 – 2013: $970 per year; 2014: $1,564; 2015 and thereafter: $1,683 per year. The Company is permitted to redeem all or a portion of the preferred shares at any time after consultation with its primary federal regulator, but may not redeem the Warrant Preferred shares until all of the Senior Preferred shares have been redeemed. Dividend payments on both Senior Preferred and Warrant Preferred shares would be reduced for any redemption.

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company would not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The terms of the Written Agreement that the Company entered into with the FRB on April 19, 2012, which replaced the board resolution, similarly prohibit the Company from incurring debt, paying dividends or interest or redeeming shares of its capital stock. The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest

FINANCIAL CONDITION (Continued)

on its subordinated debentures, the Company may not pay any dividends on its common or preferred stock and the Company’s subsidiaries may not pay dividends on the subsidiaries’ common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the Preferred Stock beginning in the second quarter of 2011. At June 30, 2012, the Company has $2,193 of interest on its subordinated debentures accrued for which payment is being deferred. In addition, the Company has accumulated $1,332 in deferred dividends on shares of preferred stock issued by it to the U.S. Treasury under the CPP. The Bank’s subsidiary Community First Properties, Inc. suspended the payment of dividends on its preferred stock beginning with the dividend payment due on December 31, 2011. At June 30, 2012, Community First Properties, Inc. has $16 of preferred stock dividends accrued for which payment is being deferred.

RESULTS OF OPERATIONS

Net Income (loss)

The Company had net income of $2,118 for the six months ended June 30, 2012 compared to a net loss of $4,865 for the same period in 2011, an increase in income of $6,983. Net income allocated to common shareholders was $1,542 for the first six months of 2012 compared to net loss allocated to common shareholders of $5,433 for the same period in 2011.

The net income reported for the first six months of 2012 is primarily due to the sale of the Bank’s Murfreesboro, Tennessee branch location that occurred on March 30, 2012. The Bank realized a gain of $1,466 on the sale. Also contributing to net income were a reduction in provision for loan losses and a reduction in non-interest expenses.

The Company had net income of $351 for the three months ended June 30, 2012 compared to a net loss of $4,396 for the same period in 2011, an increase in income of $4,747. Net income allocated to common shareholders was $62 for the three months ended June 30, 2012 compared to net loss allocated to common shareholders of $4,683 for the same period in 2011. This net income is due to a reduction in provision for loan losses and a reduction in non-interest expenses.

RESULTS OF OPERATIONS (Continued)

Average Balance Sheets, Net Interest Income

Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity and an analysis of net interest income for the six month periods ended June 30, 2012 and 2011. The table reflects how changes in the volume of interest earning assets and interest-bearing liabilities and changes in interest rates have affected our interest income, interest expense, and net interest income for the periods indicated. Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (changes in rate multiplied by prior volume); and (3) changes in rate/volume (changes in rate multiplied by change in volume). The changes attributable to the combined impact of volume and rate have all been allocated to the changes due to rate.

	June 30, 2012			June 30,2011			Change
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Due to Volume (1)	Due to Rate (2) (3)	Total
Gross loans (a and b)	$412,633	5.48%	$11,273	$502,508	5.52%	$13,762	$(2,462)	$(27)	$(2,489)
Taxable securities available for sale	49,570	2.44%	604	50,732	3.54%	890	(20)	(266)	(286)
Tax exempt securities available for sale	12,947	3.01%	194	13,024	3.59%	232	(1)	(37)	(38)
Federal funds sold and other	82,442	0.35%	142	59,407	0.57%	168	65	(91)	(26)

Total interest earning assets	557,592	4.39%	12,213	625,671	4.85%	15,052	(2,418)	(421)	(2,839)
Cash and due from banks	5,289			9,225
Other nonearning assets	50,765			46,143
Allowance for loan losses	(19,395)			(19,365)

Total assets	$594,251			$661,674

Deposits:
NOW & money market investments	$135,492	0.67%	$450	$133,161	0.80%	$527	$9	$(86)	$(77)
Savings	20,476	0.15%	15	19,593	0.14%	14	—	1	1
Time deposits $100 and over	145,474	1.32%	955	173,770	1.77%	1,526	(248)	(323)	(571)
Other time deposits	182,813	1.34%	1,226	214,368	1.68%	1,787	(264)	(297)	(561)

Total interest-bearing deposits	484,255	1.10%	2,646	540,892	1.44%	3,854	(502)	(706)	(1,208)

Federal Home Loan Bank advances	15,588	2.35%	183	16,000	2.34%	186	(5)	2	(3)
Subordinated debentures	23,000	6.44%	739	23,000	6.20%	707	—	32	32
Repurchase agreement	7,000	3.29%	115	7,000	3.31%	115	—	—	—
Federal funds purchased and other	—	0.00%	—	32	0.00%	—	—	—	—

Total other borrowings	45,588	4.56%	1,037	46,032	4.42%	1,008	(5)	34	29
Total interest-bearing liabilities	529,843	1.39%	3,683	586,924	1.67%	4,862	(507)	(672)	(1,179)
Noninterest-bearing liabilities	53,417			52,439

Total liabilities	583,260			638,544
Shareholders’ equity	10,991			22,311

Total liabilities and shareholders’ equity	$594,251			$661,674

Net interest income			$8,530			$10,190	$(1,911)	$251	$(1,660)

Net interest margin		3.07%			3.28%

(a)	Interest income includes fees on loans of $216 and $273 in 2012 and 2011, respectively.
(b)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.
(1)	Changes in volume multiplied by prior rate
(2)	Changes in rate multiplied by prior volume
(3)	Changes in rate multiplied by change in volume

RESULTS OF OPERATIONS (Continued)

Net Interest Income

Net interest income for the first six months of 2012 was $8,530, a decrease of $1,660, or 16.3% compared to $10,190 for the same period in 2011. Net interest margin for the first six months of 2012 was 3.07%, compared to 3.28% for the same period in 2011. The decrease in net interest income and net interest margin is primarily due to decreases in the average balance of earning assets and decreases in the average rate earned on loans and securities, together with increases in non-performing assets offset by decreases in the average rate paid for deposits.

Net interest margin began to be compressed during the last half of 2011 and that trend continued through the first six months of 2012 due to historically low market rates for loans and securities driving down the yield on earning assets as new money must be invested at lower rates. In addition, loan demand is extremely low in the Bank’s market area, leading to larger than anticipated reductions in loan balances as loan repayments continue to outpace loan demand. The reduction in loans contributes to the excess liquidity that the Bank is currently carrying. Current market rates for new investments in securities are very low, which also contributes to compressed net interest margin as the Bank is forced to reinvest funds received from higher rate securities when they mature or are called. Management anticipates that this trend will continue through the remainder of 2012 or until there is a significant economic change in the Bank’s market that results in increased loan demand.

Total interest income for the first six months of 2012 was $12,213, a decrease of $2,839 from $15,052 for the same period in 2011. The decrease is primarily due to a decline in loan interest income. The decrease in loan interest income is primarily due to the decrease in loan balances; however, the Bank also experienced a decrease in the average rate earned on loans during the first six months of 2012. The average balance of loans during the first six months of 2012 was $412,633, a decrease of $89,875 from $502,508 during the same period in 2011. The average rate earned on loans in the first six months of 2012 was 5.48% compared to 5.52% for the same period in 2011. The reduction in average rate is primarily due to the reduction in loan balances as performing loans have paid off and nonperforming loans have become a larger percentage of the remaining loan portfolio, driving down the average rate earned.

Interest income on taxable securities decreased $286 to $604 in the first six months of 2012 compared to $890 in the first six months of 2011. The decrease is primarily due to a reduction in the average rate earned during the first six months of 2012 when compared to the same period in 2011.

Total interest expense was $3,683 in the first six months of 2012, a decrease of $1,179 from $4,862 in the first six months of 2011. The decrease in interest expense is largely due to a reduction in the average rate paid on deposits and the average balance of deposits in the first six months of 2012 compared to the same period in 2011.

Total interest expense on deposits was $2,646 in the first six months of 2012, a reduction of $1,208 from $3,854 in the first six months of 2011. The average rate paid on deposits was 1.10% in the first six months of 2012 compared to 1.44% for the same period in 2011. The most significant decreases in average rates were on time deposits. The reduction in average rate paid on deposits was the result of continued decreases in market rates in the Bank’s market area.

Net interest income for the three months ended June 30, 2012 was $4,164, a decrease of $820, or 16.5% compared to $4,984 for the same period in 2011. The decrease in net interest income is primarily due to decreases in the average balance of earning assets and decreases in the average rate earned on loans and securities, together with increases in non-performing assets offset by decreases in the average rate paid for deposits, similar to factors noted above for the first six months of 2012.

Total interest income for the six months ended June 30, 2012 was $5,930, a decrease of $1,376 from $7,306 for the same period in 2011. The decrease is primarily due to a decline in loan interest income. The decrease in loan interest income is primarily due to the decrease in loan balances, similar to factors noted above.

RESULTS OF OPERATIONS (Continued)

Total interest expense was $1,766 for the six months ended June 30, 2012, a decrease of $556 from $2,322 in the same period of 2011. The decrease in interest expense is largely due to a reduction in the average rate paid on deposits and the average balance of deposits in the six months ended June 30, 2012 compared to the same period in 2011.

Provisions for Loan Losses

In the first six months of 2012, the Bank recorded a $700 provision for loan loss compared to $7,030 in the same period in 2011. The ratio of allowance for loan losses to gross loans was 4.25% at June 30, 2012 compared to 5.13% at December 31, 2011.

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

The Bank has experienced significant increases in past due loans, impaired loans, adversely classified loans, troubled debt restructurings and charge-offs as a result of the economic downturn that began in 2008, the Bank’s concentration in real estate lending, and the dramatic decline in real estate markets. The Bank and its customers continue to be affected by the impacts of the economic downturn, particularly in the real estate market. Historically, more than half of the Bank’s loan portfolio has been secured by real estate of some form, whether residential, commercial, or development, with a significant portion of those loans being residential developments. One of the most significant impacts of the economic downturn in the Bank’s market area has been the collapse of the housing market and subsequent decline in market values for existing properties. Those impacts caused several of the Bank’s borrowers who were residential and commercial developers to find themselves owning larger parcels of partially developed land with virtually no demand for finished properties. Several of these developers became unable to service their debt causing the loans to become past due. At the same time, the decline in activity in the housing market caused significant reductions in market values, causing collateral values for many loans to fall below the outstanding loan balance. The Bank has experienced increases in problem loans in virtually all segments of the loan portfolio, however the effect of the adverse real estate market has been the cause of the majority of the Bank’s impaired loans and charge-offs during 2012 and 2011.

The factors above contributed to the Bank significantly increasing its allowance for loan losses and the resulting allowance to gross loans ratio (5.13%) to a level significantly higher than that of its peer banks (1.92% per the December 31, 2011 Uniform Performance Bank Report) as of December 31, 2011. During 2011, management focused significant effort on fully reviewing the Bank’s loan portfolio in order to identify and properly classify all problem loans. As a result of those efforts, there were fewer loan relationships to be newly classified as problem loans during the first six months of 2012 than during the first six months of 2011. The additional provision required by those new problem relationships was provided by existing allowance for loan losses that management believed was no longer necessary as a result of loan paydowns. As a result, management’s analysis of the allowance for loan losses indicated that only $700 in provision for loan losses was required during the first six months of 2012.

Loans past due 30 to 59 days decreased to $12,311 at June 30, 2012 from $18,565 at December 31, 2011. Loans past due 60 to 89 days increased to $6,481 at June 30, 2012 from $4,315 at December 31, 2011. Loans past due 90 or more days decreased to $12,031 at June 30, 2012 from $17,571 at December 31, 2011. The decrease in loans past due 90 or more days is primarily due to transfers to other real estate owned through foreclosure.

RESULTS OF OPERATIONS (Continued)

Impaired loans totaled $54,122 at June 30, 2012 compared to $44,849 at December 31, 2011, an increase of $9,273. The majority of these relationships are 1-4 family residential properties and real estate development projects that were severely impacted by the downturn in the economy and housing market. In general, the borrowers are residential developers and the collateral for the loans is raw land that was intended for development. As a result of the collapse of the housing market, lot absorption declined dramatically, reducing cash flow available to service the debt. Many of the borrowers were able to service the debt though cash reserves for a period of time, but the extended period of the economic downturn exhausted their reserve funds, rendering the loans impaired. Management has worked extensively with these borrowers to find ways to liquidate the underlying collateral or stimulate activity within the respective developments in order to avoid foreclosure and/or additional charge-offs. The relationships in this group as of June 30, 2012 will likely continue to be classified as impaired until there is significant improvement in the housing market and lot absorption improves.

Based on current market values for the collateral securing impaired loans, management has allocated $6,262 of the allowance for loan losses to these loans compared to $8,209 at December 31, 2011. Despite the increase in the balance of loans classified as impaired, the amount of loss management expects from that group has decreased during the first six months of 2012.

Problem loans that are not impaired are categorized into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. The Company uses the following definitions for risk ratings:

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

RESULTS OF OPERATIONS (Continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2012, and based on the most recent analysis performed, the risk category of loans by segment of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$15,441	$6,887	$—	$1,247	$—
1-4 Family residential	69,971	20,614	738	12,993	—
Commercial real estate	82,638	27,669	—	12,631	—
Other real estate loans	1,284	743	—	2,999	—
Commercial, financial and agricultural	21,033	4,184	519	1,891	—
Consumer	6,149	64	—	279	—
Tax exempt	52	—	—	—	—
Other loans	992	50	20	21	—

Total	$197,560	$60,211	$1,277	$32,061	$—

Loans graded watch or higher, excluding impaired loans, totaled $93,549 at June 30, 2012 compared to $109,961 at December 31, 2011. The decrease in classified loans is primarily attributable to management’s continued efforts to reduce problem assets. The majority of the loans that are classified are real estate loans that exhibit some of the same credit quality issues as noted for impaired loans, though the severity of the credit quality issues is not as extensive as those of impaired loans. The increase occurred in the watch and special mention rated loans with a decrease in substandard loans resulting from loans becoming impaired or paying off during the first six months of 2012.

As discussed previously, management’s consideration of environmental factors impact the amount of allowance for loan loss that is needed for classified and pass rated loans. The following is a discussion of some of the factors considered by management in establishing the allowance for loan losses:

The commercial real estate market has declined significantly as a result of the local and national economic recession that began during 2008 and the resulting sluggish economic conditions that have remained through the first six months of 2012. Real estate related loans, including commercial real estate loans, residential construction and residential development and 1-4 family residential loans, comprised approximately 88% of the Company’s loan portfolio at June 30, 2012. Market conditions for residential development and residential construction have seen substantial declines due to the effects of the recession and continued weak economy on individual developers, contractors and builders. In addition, the local market, particularly in Maury County, has seen significantly weaker demand for residential housing. The historical and environmental component of the allowance has decreased in absolute dollars and as a percentage of non-impaired loans since December 31, 2011. The decrease is due to reductions in substandard loan balances resulting from loans becoming impaired or paying off during the first six months of 2012.

RESULTS OF OPERATIONS (Continued)

The table below illustrates changes in the AFLL ratio (the ratio, expressed as a percentage, of the allowance for loan losses to total loans) over the past five quarters and the changes in related risk metrics over the same periods:

Quarter Ended	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
AFLL Ratio	4.25%	5.09%	5.13%	4.07%	3.89%
ASC 450 allowance ratio (1)	2.89%	3.17%	3.37%	2.57%	2.31%

Specifically Impaired Loans (ASC 310 component)	$6,262	$8,538	$8,209	$8,527	$9,190
Historical and environmental (ASC 450-10 component)	8,409	10,275	11,337	10,235	9,707

Total allowance for loan loss	$14,671	$18,813	$19,546	$18,762	$18,897

Nonperforming loans to gross loans (2)	15.63%	12.59%	10.96%	12.21%	13.13%
Impaired loans to gross loans	15.68%	12.44%	11.77%	13.62%	13.44%
Allowance to nonperforming loans ratio	27.18%	40.41%	46.77%	33.36%	29.64%
Quarter-to-date net charge offs to average gross loans	1.53%	0.17%	0.65%	0.24%	1.21%

(1)	Historical and environmental component as a percentage of non-impaired loans.
(2)	Nonaccrual loans and loans past due 90 or more days still accruing interest, and troubled debt restructurings still accruing interest as a percentage of gross loans.

At June 30, 2012, the following loan concentrations exceeded 10% of total loans: 1-4 family residential loans, real estate construction loans, and commercial real estate. Management does not believe that this loan concentration presents an abnormally high risk. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The terms of the Consent Order require the Bank to reduce its concentration of construction and development loans within 120 days of the Consent Order. The Company was unable to reduce the concentrations within that timeframe and as a result have submitted a written plan, which was approved by the FDIC, indicating how the concentration ratios will be improved.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

The following table presents information regarding loans included as nonaccrual and troubled debt restructurings and the gross income that would have been recorded in the six month and three month periods ended June 30, 2012 and 2011 if the loans had been current:

	Six months ended		Three months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Nonaccrual interest	$3,322	$938	$3,270	$749
Troubled debt restructurings interest	134	83	80	104

RESULTS OF OPERATIONS (Continued)

Noninterest Income

Total noninterest income for the first six months of 2012 was $3,377, an increase of $1,481, or 78.1% from $1,896 for the same period in 2011. The increase is due to the gain on sale of deposits of $1,466 as part of the Bank’s sale of its Murfreesboro, Tennessee branch location and a gain on sale of securities available for sale of $529, which was partially offset by decreases in gain on sale of loans, investment service income, and service charges on deposit accounts.

Gain on sale of loans is comprised of two main components, secondary market sales of traditional single family mortgages and sales of Small Business Association (“SBA”) guaranteed commercial loans. Income recognized from sale of traditional single family mortgages totaled $101 for the first six months of 2012 compared to $129 for the same period in 2011. The decrease is due to a decrease in demand for mortgage loans during 2012 compared to the same period in 2011. No income was recognized from sale of SBA guaranteed commercial loans in the first six months of 2012 compared to $289 for the same period in 2011. The decrease is due to the Bank no longer participating in the SBA program.

Investment service income for the first six months of 2012 was $51, a decrease of $114, or 69.1% from $165 for the same period in 2011. The decrease in investment services income is due to a reduction in the size of the Bank’s investment services department from three agents to one.

Total noninterest income for the three months ended June 30, 2012 was $1,230, an increase of $338, or 37.9% from $892 for the same period in 2011. The increase is due to a gain on sale of securities available for sale of $529 that occurred in the second quarter of 2012, which was partially offset by decreases in gain on sale of loans, investment service income, and service charges on deposit accounts, similar to factors noted above.

The table below shows noninterest income for the six month and three month periods ended June 30, 2012 and 2011.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Service charge on deposit accounts	$823	$919	$429	$482
Gain on sale of loans	101	418	59	132
Gain on sale of branch	1,466	—	—	—
Gain on sale of securities available for sale	529	—	529	—
Other:
Investment service income	51	165	15	53
Check printer income	13	13	6	7
Safe deposit box rental	16	16	8	7
Credit life insurance commissions	2	4	1	3
Bank Owned Life Insurance income	145	146	73	73
ATM income	62	66	30	34
Other customer fees	29	34	15	15
Other equity investment income	7	2	4	—
Other service charges, commissions and fees	133	113	61	86

Total noninterest income	$3,377	$1,896	$1,230	$892

RESULTS OF OPERATIONS (Continued)

Noninterest Expense

Noninterest expense for the first six months of 2012 was $9,089, a decrease of $832, or 8.4% from the same period in 2011. The decrease is due to reductions in salaries and employee benefits, furniture and equipment expense, advertising and public relations, and occupancy expense, offset by increases in loan expense.

During 2011 and through the first six months of 2012, management has been focused on reducing noninterest expenses wherever possible. Those efforts have resulted in reductions in expense in several categories. The most significant decrease is in salaries and employee benefits, which decreased $644 to $3,708 for the first six months of 2012 compared to $4,352 for the same period in 2011. The reduction in expense is primarily due to the sale of the Bank’s Murfreesboro, Tennessee branch location. The decrease is additionally due to management’s decision not to replace positions that became vacant through normal attrition. The decrease in noninterest expense is offset by a small increase to other real estate expense.

In the first six months of 2012, advertising and public relations expense totaled $100, a decrease of $93 or 48.2% from $193 in the first six months of 2011. The decrease is due to management’s efforts to reduce noninterest expenses and reflect changes in the Bank’s marketing plan that have resulted in less expense during 2012.

Furniture and equipment expense totaled $267 in the first six months of 2012, a decrease of $110 or 29.2% from $377 for the same period in 2011. The decrease is primarily due to reductions in depreciation expense. The decrease in depreciation expense is due to several pieces of equipment becoming fully depreciated during 2011, resulting in lower depreciation expense in 2012, the sale of the Bank’s Murfreesboro, Tennessee branch location, and the transfer of assets to held for sale related to the sale of the Cool Springs Branch.

Occupancy expense totaled $638 in the first six months of 2012, a decrease of $119 or 15.7% from $757 for the same period in 2011. The decrease is primarily due to reductions in building and land improvement depreciation expense. The decrease in depreciation expense is due to the sale of the Bank’s Murfreesboro, Tennessee branch location and the transfer of assets to held for sale related to the sale of the Cool Springs Branch.

Loan expense totaled $262 in the first six months of 2012, an increase of $171 or 187.9% from $91 for the same period in 2011. The increase in loan expense is primarily due to increased collection efforts on problem loans.

Other real estate expense totaled $1,028 in the first six months of 2012, an increase of $50, or 5.1% from $978 for the same period in 2011. The increase in other real estate expense is primarily due to an increase in property taxes paid.

Noninterest expense for the three months ended June 30, 2012 was $4,343, a decrease of $729, or 14.4% from $5,072 for the same period in 2011. The decrease is due to reductions in salaries and employee benefits, furniture and equipment expense, advertising and public relations, and occupancy expense, offset by increases in loan expense, similar to the factors noted above for the six month period, and to a decrease in other real estate expense.

Other real estate expenses totaled $331 in the three months ended June 30, 2012, a decrease of $387, or 53.9% from $718 in the same period of 2011. The decrease in other real estate expense is primarily due to decreased losses on sale of other real estate properties and increased revenue from rental income from other real estate properties.

RESULTS OF OPERATIONS (Continued)

The table below shows noninterest expense for the six month and three month periods ended June 30, 2012 and 2011:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Salaries and employee benefits	$3,708	$4,352	$1,806	$2,079
Regulatory and compliance	742	736	360	359
Occupancy	638	757	298	377
Furniture and equipment	267	377	128	187
Data processing fees	613	615	298	306
Advertising and public relations	100	193	60	112
Operational expense	202	221	98	107
Other real estate expense	1,028	978	331	718
Other:
Loan expense	262	91	172	53
Legal	172	105	124	65
Audit and accounting fees	244	254	121	121
Postage and freight	166	175	76	88
Director expense	103	111	53	50
ATM expense	271	272	143	142
Amortization of intangible asset	106	122	53	61
Other insurance expense	185	116	92	58
Printing	48	56	25	30
Other employee expenses	44	91	23	31
Dues & memberships	35	42	18	22
Miscellaneous charge-off (recovery)	1	(1)	—	(1)
Miscellaneous taxes and fees	31	41	9	15
Federal Reserve and other bank charges	27	23	14	9
Other	96	194	41	83

Total noninterest expense	$9,089	$9,921	$4,343	$5,072

Income Taxes

The Company recorded tax expense of $0 during the first and second quarters of 2012 and 2011. During 2010, the Company established a valuation allowance against all of its deferred tax assets and has maintained that valuation allowance through the first six months of 2012. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. Because the Company has recorded a valuation allowance against its deferred tax assets, any deferred tax benefit or expense will be offset by a corresponding increase or decrease, respectively, to the valuation allowance. Until the reversal of the deferred tax valuation allowance, tax benefit or expense from current year operations is expected to be nominal.

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

The Bank’s primary uses of cash are lending to its borrowers and investing in securities and short-term interest-earning assets. During 2011, regular loan repayments outpaced loan demand, resulting in a decrease in gross loans and contributing to the increase in cash and cash equivalents. During the first six months of 2012, this trend continued. Management anticipates loan demand to remain weak during the remainder of 2012, likely resulting in further decreases in gross loans. As such, loan repayments are likely to be a significant source of cash for the remainder of 2012.

On September 20, 2011, the Bank consented to the issuance of the Consent Order by the FDIC. The Consent Order replaces the MOU that the Bank had entered into with the FDIC on October 19, 2010. Under the terms of the Consent Order, the Bank has agreed to, among other things, take the following actions:

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

•

On or before December 31, 2011, achieve, and thereafter, maintain the Bank’s Tier 1 leverage capital ratio, Tier 1 risk-based capital ratio and Total risk-based capital ratios equal to or greater than 8.5%, 10.0% and 12.0%, respectively;

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

LIQUIDITY AND CAPITAL RESOURCES (Continued)

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

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The sale of the Bank’s Murfreesboro, Tennessee branch location on March 30, 2012 resulted in a gain of $1,466. The gain contributed to the improvement in the Bank’s capital during the first six months of 2012. Despite the improvement during the first six months of 2012, the Bank’s capital levels as of June 30, 2012 remained significantly below those that the Bank agreed to achieve by December 31, 2011 under the terms of the Consent Order. Based on June 30, 2012 levels of average assets and risk-weighted assets, the required amount of additional Tier 1 capital necessary for the Bank to meet the requirements of the Consent Order was approximately $16,884 which would also satisfy the total capital requirement. The Bank is also limited, as a result of its condition, in its ability to pay severance payments to its employees and must receive the consent of the FDIC and the Department to appoint new officers or directors.

As of June 30, 2012, we believe that we are in compliance with all provisions of the Consent Order that were required to be completed by June 30, 2012, with the exception of attaining the regulatory capital ratios and loan concentration ratios required by the Consent Order. In accordance with the terms of the Consent Order, the Company has submitted a capital plan with the objective of attaining the minimum capital ratios required by the Consent Order. The Company has also submitted a written plan to reduce the Bank’s loan concentrations. The FDIC has reviewed and accepted both plans. In addition to the capital plan and concentration reduction plan, all other plans required by the Consent Order have been submitted and approved by the FDIC.

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

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company would not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common or preferred stock and the Company’s subsidiaries may not pay dividends on the subsidiaries’ common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the preferred stock issued to the U.S. Treasury under the CPP beginning in the second quarter of 2011. At June 30, 2012, the Company has $2,193 of interest accrued on its subordinated debentures for which payment is being deferred. In addition, the Company has accumulated $1,332 in deferred dividends on its preferred stock. The Bank’s subsidiary Community First Properties, Inc. suspended payment of its dividends on its preferred stock beginning with the dividend payment due December 31, 2011. At June 30, 2012, Community First Properties, Inc. has $16 of preferred stock dividends accrued for which payment is being deferred.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

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

In addition, under the terms of the Written Agreement, the Company has agreed to refrain from taking, among other things, the following actions:

•	Refrain from declaring or paying any dividends without prior approval;

•	Not directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank without prior approval;

•	Not (along with the Company’s nonbank subsidiary) make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior approval;

•	Not (along with the Company’s non-bank subsidiaries) directly or indirectly incur, increase, or guarantee any debt without prior approval; and

•	Not directly or indirectly purchase or redeem any shares of its stock without prior approval.

As of June 30, 2012 all of the plans required to be submitted to the FRB have been submitted and approved. Management believes that the Company is in full compliance with the requirements of the Written Agreement as of June 30, 2012.

At June 30, 2012, we had unfunded loan commitments outstanding of $24,625 and unfunded letters of credit of $2,651. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If we needed to fund these outstanding commitments, we have the ability to liquidate federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, we could sell participations in these or other loans to correspondent banks.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

At June 30, 2012 and December 31, 2011, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under the Federal Reserve Board’s prompt corrective action guidelines and the ratios required by the Consent Order were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions		Required by terms of Consent Order with FDIC
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2012
Total Capital to risk weighted assets
Community First Bank & Trust	$38,287	10.42%	$29,396	8.00%	$36,745	10.00%	$44,094	12.00%
Consolidated	23,333	6.34%	29,461	8.00%	36,827	10.00%	N/A	N/A

Tier I to risk weighted assets
Community First Bank & Trust	$33,569	9.14%	$14,698	4.00%	$22,047	6.00%	$36,745	10.00%
Consolidated	12,403	3.37%	14,731	4.00%	22,096	6.00%	N/A	N/A

Tier I to average assets
Community First Bank & Trust	$33,569	5.66%	$23,743	4.00%	$29,678	5.00%	$50,453	8.50%
Consolidated	12,403	2.08%	23,809	4.00%	N/A	N/A	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Required by terms of Consent Order with FDIC
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total Capital to risk weighted assets
Community First Bank & Trust	$36,229	8.51%	$34,044	8.00%	$42,555	10.00%	$51,066	12.00%
Consolidated	20,662	4.85%	34,102	8.00%	42,627	10.00%	N/A	N/A

Tier I to risk weighted assets
Community First Bank & Trust	$30,734	7.22%	$17,022	4.00%	$25,533	6.00%	$42,555	10.00%
Consolidated	10,105	2.37%	17,051	4.00%	25,576	6.00%	N/A	N/A

Tier I to average assets
Community First Bank & Trust	$30,734	4.92%	$25,011	4.00%	$31,263	5.00%	$53,147	8.50%
Consolidated	10,105	1.61%	25,072	4.00%	N/A	N/A	N/A	N/A

At its current capital ratios, the Bank is considered well capitalized; however, the Bank will continue to be considered adequately capitalized until termination of the Consent Order. The Company’s capital ratios are below what is required to be considered adequately capitalized.

Management continually monitors the Bank’s sources and uses of cash in order to plan for future liquidity needs. The Bank’s most potentially volatile funding liabilities include brokered deposits and national market time deposits. The Bank has reduced its reliance on these funding sources during the first six months of 2012 and it continues to do so as part of management’s efforts to utilize the Bank’s excess liquidity. Brokered deposits totaled $22,797 at June 30, 2012 compared to $25,124 at December 31, 2011. The Bank had two callable brokered issuances at June 30, 2012 with balances of $4,095 and $4,322 and stated maturity dates of September 1, 2015, and September 10, 2015, respectively, that were called in the third quarter of 2012. National market CDs totaled $46,374 at June 30, 2012 compared to $57,071 at December 31, 2012.

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

At June 30, 2012, $366,921 of $572,690 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year totaled $240,601, or 64.7% of total loans, including loans held for sale at June 30, 2012. As of June 30, 2012, we had $248,551 in time deposits maturing or repricing within one year.

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

June 30, 2012
Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease) in net interest income	9.00%	4.11%	(7.03%)	(14.56%)

December 31, 2011
Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease) in net interest income	8.36%	3.60%	(5.07%)	(12.98%)

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

June 30, 2012
Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease) in equity at risk	11.19%	7.12%	(0.81%)	(7.49%)

December 31, 2011
Basis Point Change	+200 bp	+100bp	-100bp	-200bp

Increase (decrease) in equity at risk	9.09%	6.25%	(2.83%)	7.38%

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

The proposed December 31, 2012 expiration of the FDIC’s Transaction Account Guarantee Program could stress the Bank’s liquidity and negatively impact the Bank’s cost of funds.

Under the FDIC’s Transaction Account Guarantee Program, certain non-interest bearing transaction accounts, including those of consumers and businesses, are insured by the FDIC over and above the customary $250,000 limit. This program is set to expire on December 31, 2012 and unless extended by the FDIC, the expiration of the program could, along with concerns of depositors regarding the financial condition of the Bank, cause depositors of the Bank to withdraw deposits in excess of FDIC –insured levels. The withdrawal of these deposits could cause stress on the Bank’s liquidity. Furthermore, the withdrawal of these deposits could negatively impact the Bank’s aggregate cost of funds by reducing the percentage of Bank’s non-interest bearing deposits to total deposits.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As described above, because the Company is currently deferring the payment of interest on its outstanding subordinated debentures, the Company is not currently permitted to pay dividends on its outstanding shares of Senior Preferred or Warrant Preferred stock issued to the U.S. Treasury pursuant to the CPP. The Company has not paid these dividends since the dividend payment on February 15, 2011. The total amount of dividends due but unpaid on the Senior Preferred and Warrant Preferred shares as of the date of this report is $1,332.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community First, Inc.
(Registrant)

August 14, 2012	/s/ Louis E. Holloway
(Date)	Louis E. Holloway, President and Chief Executive Officer

August 14, 2012	/s/ Jon Thompson
(Date)	Jon Thompson, Chief Financial Officer