Form 10-Q
period 2012-09-30
COMMUNITY FIRST INC
filed 2012-11-13
CIK 1179500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding (no par value): 3,274,305 shares of common stock, no par value per share, as of November 13, 2012.

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Community First, Inc.

Consolidated Balance Sheets

September 30, 2012 (Unaudited) and December 31, 2011

	September 30,	December 31,
(amounts in thousands, except share and per share data)	2012	2011
Assets
Cash and due from banks	$102,595	$73,708
Federal funds sold	—	3,034

Cash and cash equivalents	102,595	76,742
Time deposits in other financial institutions	500	250
Securities available for sale, at fair value	68,270	63,660
Loans held for sale in secondary market, at fair value	—	5,274
Loans held for sale, net of allowance of $490 at September 30, 2012 and $1,084 at December 31, 2011	24,352	53,125
Loans	327,039	381,196
Allowance for loan losses	(11,624)	(19,546)

Net loans	315,415	361,650

Restricted equity securities, at cost	1,727	1,727
Premises and equipment, net	8,983	9,277
Premises and equipment held for sale, net	4,886	4,982
Accrued interest receivable	1,296	2,096
Core deposit and customer relationship intangibles, net	1,393	1,551
Other real estate owned, net	16,880	22,055
Bank owned life insurance	9,258	9,040
Other assets	4,596	5,344

Total Assets	$560,151	$616,773

Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$47,868	$46,664
Noninterest-bearing held for sale	1,813	5,213
Interest-bearing	394,647	415,642
Interest-bearing held for sale	54,075	87,518

Total Deposits	498,403	555,037

Federal Home Loan Bank advances	13,000	16,000
Subordinated debentures	23,000	23,000
Repurchase agreement	7,000	7,000
Accrued interest payable	3,594	2,390
Other liabilities	6,512	3,771

Total Liabilities	551,509	607,198

Community First, Inc.

Consolidated Balance Sheets

September 30, 2012 and December 31, 2011

(Continued)

	(Unaudited)
	September 30,	December 31,
(amounts in thousands, except share and per share data)	2012	2011
Shareholders’ Equity
Senior Preferred shares, no par value; 5% cumulative. Authorized 2,500,000 shares; issued 17,806 with liquidation value of $19,138 at September 30, 2012 and $18,653 at December 31, 2011.	17,806	17,806
Warrant Preferred shares, no par value; 9% cumulative. Issued 890 with liquidation value of $890 at September 30, 2012 and December 31, 2011.	890	890
Net discount on preferred shares	(279)	(419)

Total preferred shares	18,417	18,277

Common stock, no par value. Authorized 10,000,000 shares; issued 3,274,205 shares at September 30, 2012 and 3,273,759 shares at December 31, 2011	28,588	28,580
Accumulated deficit	(38,345)	(38,202)
Accumulated other comprehensive income (loss), net	(18)	920

Total Shareholders’ Equity	8,642	9,575

Total Liabilities and Shareholders’ Equity	$560,151	$616,773

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Nine Months and Three Months Ended September 30, 2012 and 2011

(Unaudited)

	Nine Months Ended		Three Months Ended
(amounts in thousands, except share and per share data)	September 30,		September 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$16,336	$20,079	$5,063	$6,317
Taxable securities	888	1,246	284	356
Tax-exempt securities	266	348	72	116
Federal funds sold and other	220	254	78	86

Total interest income	17,710	21,927	5,497	6,875
Interest expense:
Deposits	3,873	5,574	1,227	1,720
FHLB advances and federal funds purchased	261	281	78	95
Subordinated debentures and other	1,300	1,244	446	422

Total interest expense	5,434	7,099	1,751	2,237

Net interest income	12,276	14,828	3,746	4,638
Provision for loan losses	2,700	8,035	2,000	1,005

Net interest income after provision for loan losses	9,576	6,793	1,746	3,633
Noninterest income:
Service charges on deposit accounts	1,256	1,380	433	461
Gain on sale of loans	137	464	36	46
Gain on sale of securities available for sale	1,215	—	686	—
Gain on sale of branch	1,466	—	—	—
Other	693	778	235	219

Total noninterest income	4,767	2,622	1,390	726
Noninterest expense:
Salaries and employee benefits	5,479	6,319	1,771	1,967
Securities impairment loss	—	5,000	—	5,000
Regulatory and compliance	1,070	994	328	258
Occupancy	964	1,155	326	398
Furniture and equipment	403	563	136	186
Data processing fees	890	715	277	300
Advertising and public relations	158	275	58	82
Operational expense	297	523	95	102
Other real estate owned expense	1,707	1,489	679	511
Other	2,650	2,600	859	908

Total noninterest expenses	13,618	19,633	4,529	9,712

Income (loss) before income tax expense	725	(10,218)	(1,393)	(5,353)

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Nine Months and Three Months Ended September 30, 2012 and 2011

(Unaudited, Continued)

	Nine Months Ended		Three Months Ended
(amounts in thousands, except share and per share data)	September 30,		September 30,
	2012	2011	2012	2011
Income tax expense (benefit)	—	(1,596)	—	(1,596)

Net income (loss)	725	(8,622)	(1,393)	(3,757)
Preferred stock dividends declared	(728)	(726)	(244)	(245)
Accretion of preferred stock discount	(140)	(131)	(48)	(44)

Net loss allocated to common shareholders	$(143)	$(9,479)	$(1,685)	$(4,046)

Loss per share allocated to common shareholders
Basic	$(0.04)	$(2.90)	$(0.51)	$(1.24)
Diluted	(0.04)	(2.90)	(0.51)	(1.24)
Weighted average common shares outstanding
Basic	3,274,049	3,273,157	3,274,183	3,273,541
Diluted	3,274,049	3,273,157	3,274,183	3,273,541
Comprehensive Income (loss)
Net income (loss)	$725	$(8,622)	$(1,393)	$(3,757)
Reclassification adjustment for other-than-temporary losses included in net loss, net of $0 income taxes	—	5,000	—	5,000
Reclassification adjustment for realized gains included in net income (loss), net of $0 income taxes in 2012	750	—	424	—
Unrealized losses on securities, net of income taxes of $0 in 2012 and $0 in 2011	(1,688)	(2,283)	(803)	(3,839)

Comprehensive loss	$(213)	$(5,905)	$(1,772)	$(2,596)

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2012

(Unaudited)

(amounts in thousands, except share and per share data)	Common Shares	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss), Net	Total Shareholders’ Equity
Balance at January 1, 2012	3,273,759	$18,277	$28,580	$(38,202)	$920	$9,575
Stock-based compensation Stock options	—	—	5	—	—	5
Accretion of discount on preferred stock	—	140	—	(140)	—	—
Sale of shares of common stock	446	—	3	—	—	3
Cash dividends declared on preferred stock	—	—	—	(728)	—	(728)
Net income	—	—	—	725	—	725
Reclassification adjustment for realized gains included in net income, net of $0 income tax	—	—	—	—	750	750
Change in unrealized gain on securities available for sale, net of $0 income tax					(1,688)	(1,688)

Balance at September 30, 2012	3,274,205	$18,417	$28,588	$(38,345)	$(18)	$8,642

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Nine Months Ended
(amounts in thousands, except share and per share data)	September 30,
	2012	2011
Cash flows from operating activities
Net income (loss)	$725	$(8,622)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	582	803
Amortization on securities, net	368	435
Core deposit intangible amortization	158	183
Provision for loan losses	2,700	8,035
Loans originated for sale	(7,485)	(14,202)
Proceeds from sale of loans	25,307	13,913
Gain on sale of loans	(137)	(464)
Decrease in accrued interest receivable	778	550
Increase in accrued interest payable	1,270	621
Increase in surrender value of bank owned life insurance	(218)	(221)
Gain on sale of securities	(1,215)	—
Loss (gain) on disposal of fixed assets	16	(2)
Gain on sale of branch	(1,466)	—
Securities impairment loss	—	5,000
Net write down of other real estate owned	1,123	913
Compensation expense under stock based compensation	5	61
Deferred income tax benefit, net of valuation allowance	—	(1,596)
Other, net	2,993	1,980

Net cash from operating activities	25,504	7,387

Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(11,998)	(3,728)
Other	(35,100)	(6,453)
Sales of securities:
Other	12,437	—
Maturities, prepayments, and calls:
Mortgage-backed securities	5,986	4,935
Other	25,480	4,074
Net decrease in loans	46,582	28,151
Proceeds from sales of other real estate owned	9,767	5,826
Decrease in time deposits in other financial institutions	(250)	1,709
Net cash paid in connection with sale of branch operations	(25,691)	—
Proceeds from sale of premises and equipment	—	44
Additions to premises and equipment	(301)	(254)

Net cash from investing activities	26,912	34,304

Community First, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2012 and 2011

(Unaudited, Continued)

	Nine Months Ended
(amounts in thousands, except share and per share data )	September 30,
	2012	2011
Cash flows from financing activities
Net decrease in deposits	(23,566)	(26,209)
Payments on Federal Home Loan Bank advances	(3,000)	—
Proceeds from issuance of common stock	3	9
Cash dividends paid on preferred stock	—	(243)

Net cash from financing activities	(26,563)	(26,443)

Net change in cash and cash equivalents	25,853	15,248
Cash and cash equivalents at beginning of period	76,742	60,303

Cash and cash equivalents at end of period	$102,595	$75,551

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$4,230	$6,478
Income taxes paid (refunded)	6	(887)
Supplemental noncash disclosures
Transfer from loans to repossessed assets	5,715	11,062
Preferred stock dividends declared but not paid	728	604
Loans made to facilitate the sale of other real estate	—	210
Transfers to loans from loans held for sale, net	4,443	4,593
Components of sale of branch operations:
Loans sold	7,102	—
Premises and equipment sold	81	—
Accrued interest receivable	22	—
Deposits sold	(34,446)	—
Accrued interest payable	(66)	—

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

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

On December 28, 2011, the Bank entered into a Purchase and Assumption Agreement with Southern Community Bank (“Southern Community”), pursuant to which the Bank agreed to sell certain of its loans and deposits of its Murfreesboro, Tennessee branch location to Southern Community. This transaction was completed on March 30, 2012. On February 9, 2012, the Bank entered into a Purchase and Assumption Agreement (the “Agreement”) with CapStar Bank (“CapStar”), pursuant to which the Bank agreed to sell certain of its loans and deposits of its Franklin, Tennessee branch location to CapStar. On June 19, 2012, the Bank and CapStar mutually agreed to terminate the Agreement due to their inability to reach a final agreement regarding proposed modifications to certain of the key economic terms of the Agreement relating to certain asset and liability values. On September 17, 2012, the Bank entered into a Purchase and Assumption Agreement with First Citizens National Bank (“First Citizens”), pursuant to which the Bank agreed to sell certain of its assets and liabilities of its Franklin, Tennessee branch location to First Citizens. The purchase price for the assets purchased by First Citizens, including the real property, is expected to be the Bank’s net book value for such assets. First Citizens will pay a premium of 4% of the deposit liabilities assumed. To the extent that the liabilities assumed by First Citizens exceed the value of the assets purchased by First Citizens plus the amount of the deposit premium, the Bank will make a cash payment to First Citizens equal to such difference. As of September 30, 2012, loans held for sale in relation to the branch sale, net of allowance of $490, were $24,352 and deposits held for sale in relation to the branch sale were $55,888. Additional information regarding these transactions is set forth in Note 3.

The unaudited consolidated financial statements as of September 30, 2012 and for the nine month and three month periods ended September 30, 2012 and 2011 have been prepared in accordance with accounting principles generally accepted in the United States of America for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the information. They do not include all the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the 2011 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012 (File No. 000-49966) (the “2011 Form 10-K”).

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

September 30, 2012

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

In May, 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. Included in the ASU are requirements to disclose additional quantitative disclosures about unobservable inputs for all Level 3 fair value measurements, as well as qualitative disclosures about the sensitivity inherent in recurring Level 3 fair value measurements. The ASU became effective for interim and annual periods beginning after December 15, 2011. The ASU was effective for the Company during the first quarter of fiscal 2012 and was applied prospectively. The adoption of this ASU did not have a material impact on the Company’s financial statements, but did require expansion of the Company’s disclosures.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

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

Prompt corrective action regulations classify banks into one of five capital categories depending on how well they meet their minimum capital requirements. Although these terms are not used to represent the overall financial condition of a bank, the classifications are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. If adequately capitalized or worse, or subject to a written agreement, consent order, or cease and desist order requiring higher minimum capital levels, regulatory approval is required to accept, renew or rollover brokered deposits. If undercapitalized or worse, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2012, the Bank’s capital ratios were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action but remained below those levels required by the Consent Order (as defined below). The Company’s capital ratios are below what is required to be considered “adequately capitalized”.

On April 19, 2012, the Company entered into a written agreement (the “Written Agreement”) with the Federal Reserve Bank of Atlanta (the “FRB”). The Written Agreement replaces the board resolution adopted by the Board of Directors on January 18, 2011. Under the terms of the Written Agreement, the Company agreed to, among other things, take the following actions:

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 2. REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

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

As of September 30, 2012, all of the plans required to be submitted to the FRB have been submitted and approved. Management believes that the Company is in full compliance with the requirements of the Written Agreement as of September 30, 2012.

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company would not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The terms of the Written Agreement, which replaced the board resolution, among other things, similarly prohibit the Company from incurring debt, paying dividends or interest or redeeming shares of its capital stock. The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common or preferred stock and the Company’s subsidiaries may not pay dividends on the subsidiaries’ common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the preferred stock (the “Preferred Stock”) beginning in the second quarter of 2011. At September 30, 2012, the Company has $2,580 of interest accrued on its subordinated debentures for which payment is being deferred. In addition, the Company has accumulated $1,577 in deferred dividends on the shares of Preferred Stock it had sold to the United States Department of the Treasury (the “U.S. Treasury”) under the TARP Capital Purchase Program (the “CPP”). The Company’s subsidiary Community First Properties, Inc. suspended the payment of dividends on its preferred stock beginning with the dividend payment due on December 31, 2011.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 2. REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

At September 30, 2012, Community First Properties, Inc. has $16 of preferred stock dividends accrued for which payment is being deferred. Since the Company has deferred payment of dividends on the Preferred Stock for more than six quarters, the holders of the preferred stock now have the right to elect up to two directors to the Company’s board of directors.

On September 20, 2011, the Bank consented to the issuance of a consent order (the “Consent Order”) by the Federal Deposit Insurance Corporation (the “FDIC”). The Consent Order replaces the memorandum of understanding (“MOU”) that the Bank had entered into with the FDIC on October 19, 2010. The Consent Order requires the Bank to attain and achieve regulatory capital ratios higher than those required by regulatory standards, improve, among other things, its processes for identifying and classifying problem loans, and improve the Bank’s overall profitability. The Consent Order required the Bank to formulate written plans detailing how the Bank would achieve such requirements. As of September 30, 2012, the Bank has prepared and submitted all of the required plans to the FDIC and the FDIC has approved those plans as written. The Company is also required to provide quarterly progress reports to the FDIC.

As a result of entering into the Consent Order, the Bank also is subject to additional limitations on its operations including a prohibition on accepting, rolling over, or renewing brokered deposits, which could adversely affect the Bank’s liquidity and/or operating results. The existence of the Consent Order also limits the Bank from paying deposit rates above national rate caps published weekly by the FDIC unless the Bank is determined to be operating in a high-rate market area. On December 1, 2011, the Bank received notification from the FDIC that it is operating in a high-rate environment, which allows the Bank to pay rates higher than the national rate caps, but continues to limit the Bank to rates that do not exceed the prevailing rate in the Bank’s market by more than 75 basis points. The Bank is also limited, as a result of its condition, in its ability to pay more than de minimis severance payments to its employees and must receive the consent of the FDIC and the Tennessee Department of Financial Institutions (the “Department”) to appoint new officers or directors.

The Consent Order includes time frames to implement the foregoing and on-going compliance requirements for the Bank, such as quarterly progress reports to its regulators. At September 30, 2012, the Bank's regulatory capital ratios did not meet the minimum regulatory capital ratios proscribed by the Consent Order. In accordance with the terms of the Consent Order, management has prepared and submitted a capital plan with the objective of attaining the capital ratios required by the Consent Order. In addition to the capital plan, the Bank is also not compliant with the portion of the Consent Order requiring reductions in loan concentrations. Management has also submitted a written plan to the FDIC to bring the Bank into compliance with the loan concentration component of the Consent Order, and that plan has also been approved by the FDIC.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 2. REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

The Company’s and the Bank’s capital amounts and ratios at September 30, 2012 and December 31 2011, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions		Required by terms of Consent Order with FDIC
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2012
Total Capital to risk weighted assets
Community First Bank & Trust	$36,948	10.62%	$27,842	8.00%	$34,802	10.00%	$41,763	12.00%
Consolidated	19,853	5.70%	27,886	8.00%	34,858	10.00%	N/A	N/A

Tier I Capital to risk weighted assets
Community First Bank & Trust	$32,508	9.34%	$13,921	4.00%	$20,881	6.00%	$34,802	10.00%
Consolidated	10,271	2.95%	13,943	4.00%	20,915	6.00%	N/A	N/A

Tier I Capital to average assets
Community First Bank & Trust	$32,508	5.78%	$22,505	4.00%	$28,131	5.00%	$47,822	8.50%
Consolidated	10,271	1.82%	22,571	4.00%	N/A	N/A	N/A	N/A

December 31, 2011
Total Capital to risk weighted assets
Community First Bank & Trust	$36,229	8.51%	$34,044	8.00%	$42,555	10.00%	$51,066	12.00%
Consolidated	20,662	4.85%	34,102	8.00%	42,627	10.00%	N/A	N/A

Tier I Capital to risk weighted assets
Community First Bank & Trust	$30,734	7.22%	$17,022	4.00%	$25,533	6.00%	$42,555	10.00%
Consolidated	10,105	2.37%	17,051	4.00%	25,576	6.00%	N/A	N/A

Tier I Capital to average assets
Community First Bank & Trust	$30,734	4.92%	$25,011	4.00%	$31,263	5.00%	$53,147	8.50%
Consolidated	10,105	1.61%	25,072	4.00%	N/A	N/A	N/A	N/A

The sale of the Bank’s Murfreesboro, Tennessee branch location on March 30, 2012 resulted in a gain of $1,466. This gain contributed to the improvement in the Bank’s capital in the first nine months of 2012. Despite the improvement in the first nine months of 2012, the Bank’s capital levels as of September 30, 2012 were below those that the Bank agreed to achieve under the terms of the Consent Order. Based on September 30, 2012 levels of average assets and risk-weighted assets, the required amount of additional Tier 1 capital necessary to meet the requirements of the Consent Order was approximately $15,314 which would also satisfy the total capital requirement. The Bank’s capital ratios at September 30, 2012 were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action. The Company’s capital levels at September 30, 2012 were below those required to be considered “adequately capitalized” under applicable regulations. The existence of the Consent Order requires regulators to continue to classify the Bank as “adequately capitalized” even though the capital levels would qualify as “well capitalized” if the Consent Order were not in place.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 2. REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

Management’s Plans

The Company is currently considering the options available to increase capital levels at the Company and the Bank, including the sale of common or preferred stock of the Company or the sale of certain branch locations (discussed in Note 3) or other assets, or alternatively the sale of the Company. Current plans include the sale of the Cool Springs Branch as described in Note 3. When the sale is consummated, the Bank’s capital levels should be improved. However, consummation of the sale of the Cool Springs Branch is not likely to increase the Bank’s capital levels to those required to be maintained by the Bank in the Consent Order. As a result, and because the Company does not have cash available to contribute to the Bank in an amount sufficient to enable the Bank to achieve the capital levels it committed to maintain in the Consent Order, the Company will continue to seek additional alternatives beyond the sale of the Cool Springs Branch described in Note 3 (including the issuance of common stock) to raise capital in order to assist the Bank in meeting its required capital levels under the Consent Order and the Company in meeting its required capital levels under the Written Agreement. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company. This change in control would likely qualify as a change in control under the IRS’s regulations related to the preservation of net operating loss carryforwards causing the Company to likely forfeit this benefit. The loss of this benefit would not cause the Company to recognize a cash charge, but rather would eliminate the benefit that the Company would otherwise be able to utilize to offset future year’s profits, if any, to reduce the Company’s tax liability. Continued failure by the Bank or the Company to comply with the terms of the Consent Order or the Written Agreement, as applicable, may result in additional adverse regulatory action.

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

The following paragraphs outline certain of the terms of the completed branch divestiture and the pending divestiture that has not yet been consummated.

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

On February 9, 2012, the Bank and CapStar entered into the Agreement, which provided for the sale of certain assets and the transfer of certain liabilities related to the Bank’s branch office located at 9045 Carothers Parkway, Franklin, Tennessee 37067 (the “Cool Springs Branch”). On June 19, 2012, the Bank and CapStar mutually agreed to terminate the Agreement due to their inability to reach a final agreement regarding proposed modifications to certain of the key economic terms of the Agreement relating to certain asset and liability values.

On September 17, 2012, the Bank entered into a Purchase and Assumption Agreement with First Citizens National Bank (“First Citizens”), pursuant to which the Bank agreed to sell certain of its assets and transfer certain liabilities of the Cool Springs Branch to First Citizens. The purchase price for the assets purchased by First Citizens, including the real property on which the Cool Springs Branch is located, is expected to be the Bank’s net book value for such assets. First Citizens is expected to pay a premium of 4% on the deposit liabilities assumed. To the extent that the liabilities assumed by First Citizens exceed the value of the assets purchased by First Citizens plus the amount of the deposit premium, the Bank will make a cash payment to First Citizens equal to such difference. As of September 30, 2012, loans held for sale in relation to the branch sale, net of allowance of $490, were $24,352 and deposits held for sale in relation to the branch sale were $55,888.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 3 – BRANCH DIVESTITURES (Continued)

The Company does not currently have plans to sell any additional branches other than the Cool Springs Branch.

NOTE 4 - SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at September 30, 2012 and December 31, 2011 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), net of applicable income taxes:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2012
U.S. Government sponsored entities	$26,000	$25	$(29)	$25,996
Mortgage-backed (residential)	33,940	1,440	—	35,380
State and municipal	5,671	243	—	5,914
Corporate	1,000	—	(20)	980

Total	$66,611	$1,708	$(49)	$68,270

December 31, 2011
U.S. Government sponsored entities	$13,275	$8	$(8)	$13,275
Mortgage-backed (residential)	28,181	1,410	—	29,591
State and municipal	18,614	1,223	(11)	19,826
Corporate	1,000	—	(32)	968

Total	$61,070	$2,641	$(51)	$63,660

The proceeds from sales of securities and the associated gains and losses are listed below:

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Proceeds	$12,437	$—	$6,798	$—
Gross gains	1,215	—	686	—
Gross losses	—	—	—	—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 4 - SECURITIES AVAILABLE FOR SALE (Continued)

The amortized cost and fair value of the securities portfolio are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage backed securities are presented separately due to varying maturity dates as a result of prepayments.

	September 30, 2012
	Amortized Cost	Fair Value
Due in one year or less	$191	$191
Due after one through five years	17,165	17,245
Due after five through ten years	6,373	6,472
Due after ten years	8,942	8,982
Mortgage backed (residential)	33,940	35,380

Total	$66,611	$68,270

At September 30, 2012 and December 31, 2011, respectively, securities totaling $51,806 and $48,408 were pledged to secure public deposits and repurchase agreements.

At September 30, 2012, the Company held securities issued by the following entities, other than U.S. Government sponsored entities, for which the aggregate face amount of investments is greater than 10% of the Company’s shareholders’ equity as of September 30, 2012:

Type	Issuer	Face Value	Fair Value	% of Capital
State and municipals	Columbia, Tennessee	$1,049	$1,080	12.14%
Corporate	United Community Banks Inc.	$1,000	$980	11.57%

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 4 - SECURITIES AVAILABLE FOR SALE (Continued)

The following table summarizes securities with unrealized losses at September 30, 2012 and December 31, 2011 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2012	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
U.S. Government sponsored entities	$8,472	$(29)	$—	$—	$8,472	$(29)
Corporate	—	—	980	(20)	980	(20)

Total temporarily impaired	$8,472	$(29)	$980	$(20)	$9,452	$(49)

	Less than 12 Months		12 Months or More		Total
December 31, 2011	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
U.S. Government sponsored entities	$8,031	$(8)	$—	$—	$8,031	$(8)
State and municipal	—	—	664	(11)	664	(11)
Corporate	—	—	968	(32)	968	(32)

Total temporarily impaired	$8,031	$(8)	$1,632	$(43)	$9,663	$(51)

Other-Than-Temporary Impairment

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 4 - SECURITIES AVAILABLE FOR SALE (Continued)

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

As of September 30, 2012, the Company’s security portfolio consisted of 78 securities, 8 of which were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at September 30, 2012.

The table below presents a rollforward for the nine months and three months ended September 30, 2012 and 2011 of the credit losses recognized in earnings:

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Beginning Balance	$6,338	$1,338	$6,338	$1,338
Additions for credit losses on securities for which no previous other-than-temporary impairment was recognized	—	5,000	—	5,000

Ending Balance	$6,338	$6,338	$6,338	$6,338

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 5 - FAIR VALUE (Continued)

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 5 - FAIR VALUE (Continued)

Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements at September 30, 2012 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. government sponsored entities	$25,996	24,996	1,000
Mortgage-backed (residential)	35,380	33,685	1,695
State and municipal	5,914	5,805	109
Corporate	980	—	980

Total available for sale securities	$68,270	64,486	3,784

		Fair Value Measurements at December 31, 2011 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. government sponsored entities	$13,275	13,275	—
Mortgage-backed (residential)	29,591	29,591	—
State and municipal	19,826	15,399	4,427
Corporate	968	—	968

Total available for sale securities	$63,660	58,265	5,395

There were no transfers among fair value pricing levels during the nine months ended September 30, 2012 and 2011.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 5 - FAIR VALUE (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine month and three month periods ended September 30, 2012 and 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Corporate Securities
	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Beginning balance	$968	$4,083	$977	$4,164
Other-than-temporary impairment	—	(3,186)	—	(3,186)
Change in fair value	12	62	3	(19)

Ending balance	$980	$959	$980	$959

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) State and County Municipal Securities
	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Beginning balance	$4,427	$—	$1,112	$—
Securities sold	(4,396)	—	(1,008)	—
Change in fair value	78	—	5	—

Ending balance	$109	$—	$109	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) U.S. Government Sponsored Entities Securities
	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Beginning balance	$—	$—	$—	$—
Securities purchased	1,000	—	1,000	—
Change in fair value	—	—	—	—

Ending balance	$1,000	$—	$1,000	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 5 - FAIR VALUE (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Mortgage-Backed (Residential Securities)
	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Beginning balance	$—	$—	$—	$—
Securities purchased	1,695	—	1,695	—
Change in fair value	—	—	—	—

Ending balance	$1,695	$—	$1,695	$—

The following methods and assumptions were used by the Company in generating its fair value disclosures:

U.S. Government Sponsored Entities and Mortgage-Backed Securities:

The Company uses an independent third party to value its U.S. government sponsored entities and mortgage-backed securities. The third party’s approach uses relevant information generated by transactions that have occurred in the market place that involve similar assets, as well as using cash flow information when necessary. These inputs are observable, either directly or indirectly in the market place for similar assets. The Company considers these valuations to be Level 2 pricing; however, when the securities are added to the portfolio after the third party’s system-wide market value monthly update, the valuations are considered Level 3 pricing.

State and Municipal Securities:

The valuation of the Company’s state and municipal securities is supported by analysis prepared by an independent third party. Their approach to determining fair value involves using recently executed transactions for similar securities and market quotations for similar securities. For these securities that are rated by the rating agencies and have recent trades, the Company considers these valuations to be Level 2 pricing. For these securities that are not rated by the rating agencies and for which trading volumes are thin, the valuations are considered Level 3 pricing.

Corporate Securities:

For corporate securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows (Level 3 inputs) as determined by an independent third party. The significant unobservable inputs used in the valuation model include discount rates and yields or current spreads to U.S. Treasury rates.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 5 - FAIR VALUE (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	September 30, 2012
	Carrying Value	Fair Value Measurements using other significant unobservable inputs (Level 3)
Assets:
Loans held for sale, net of allowance	$24,352	$24,352
Impaired loans:
Real estate construction	8,058	8,058
1-4 Family residential	3,144	3,144
Commercial real estate	5,384	5,384
Commercial, financial and agricultural	92	92
Other loans	1,853	1,853

Total impaired loans	18,531	18,531
Other real estate owned:
Construction and development	2,011	2,011
Non-farm, non-residential	36	36
1-4 Family residential	968	968

Total other real estate owned	3,015	3,015

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

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

Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $22,416, with a valuation allowance of $3,885, resulting in an additional provision for loan losses of $2,700 for the nine month period ended September 30, 2012, compared to an additional provision of $7,099 in the first nine months of 2011. Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $29,490, with a valuation allowance of $8,119, resulting in an additional provision for loan losses of $5,203 for the year ended December 31, 2011.

Other real estate owned, measured at fair value less costs to sell, had a net carrying amount of $2,940, which is made up of the outstanding balance of $4,188, net of a valuation allowance of $1,248 at September 30, 2012, resulting in a write-down of $524 charged to expense in the nine months ended September 30, 2012, compared to a write-down of $913 charged to expense in the first nine months of 2011. Net carrying amount was $442 at December 31, 2011, which was made up of the outstanding balance of $1,015, net of a valuation allowance of $573.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 5 - FAIR VALUE (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments at fair value on a non-recurring basis at September 30, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (1)
Impaired Loans:
Real estate construction	$8,058	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (25.0%) (18.0%)
1-4 Family residential	3,144	Sales comparison approach	Adjustment for differences between the comparable sales	(2.1%) - (19.6%) (10.2%)
Commercial real estate	5,384	Sales comparison approach	Adjustment for differences between the comparable sales	(10.0%) – (10.0%) (10.0%)
Commercial, financial and agricultural	92	Sales comparison approach	Adjustment for differences between the comparable sales	(17.0%) - (25.0%) (22.3%)
Other loans	1,853	Sales comparison approach	Adjustment for differences between the comparable sales	(10.0%) – (17.0%) (11.4%)
Other real estate owned:
Construction and development	2,011	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (25.0%) (18.0%)
Non-farm, non-residential	36	Sales comparison approach	Adjustment for differences between the comparable sales	(17.0%) - (25.0%) (22.3%)
1-4 Family residential	968	Sales comparison approach	Adjustment for differences between the comparable sales	(2.1%) - (19.6%) (10.2%)

(1)	The range presented in the table reflects the discounts applied by the independent appraiser in arriving at their conclusion of market value. Management applies an additional 15% discount to the appraiser’s conclusion of market value to arrive at fair value.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 5 - FAIR VALUE (Continued)

Carrying amount and estimated fair values of significant financial instruments at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$102,595	$102,595	$102,595	$—	$—
Time deposits in other financial institutions	500	500	—	500	—
Securities available for sale	68,270	68,270	—	64,486	3,784
Loans held for sale, net of allowance	24,352	24,352	—	—	24,352
Loans, net of allowance	315,415	313,598	—	—	313,598
Restricted equity securities	1,727	NA	NA	NA	NA
Accrued interest receivable	1,296	1,296	12	216	1,068
Financial liabilities
Deposits with stated maturities	321,611	322,273	—	322,273	—
Deposits without stated maturity	176,792	176,792	176,792	—	—
Accrued interest payable	3,594	3,594	7	1,008	2,579
Repurchase agreements	7,000	7,076	—	—	7,076
Federal Home Loan Bank advances	13,000	13,167	—	13,167	—
Subordinated debentures	23,000	13,000	—	—	13,000

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$76,742	$76,742
Time deposits in other financial institutions	250	250
Securities available for sale	63,660	63,660
Loans held for sale in secondary market	5,274	5,274
Loans held for sale, net of allowance	53,125	53,125
Loans, net of allowance	361,650	355,571
Restricted equity securities	1,727	NA
Accrued interest receivable	2,096	2,096
Financial liabilities
Deposits with stated maturity	360,387	361,824
Deposits without stated maturity	194,650	194,650
Accrued interest payable	2,390	2,390
Repurchase agreements	7,000	7,280
Federal Home Loan Bank advances	16,000	16,221
Subordinated debentures	23,000	13,250

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

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

NOTE 6 - LOANS

Loans outstanding by category at September 30, 2012 and December 31, 2011 were as follows:

	September 30, 2012	December 31, 2011
Real estate construction:
Residential construction	$9,577	$17,923
Other construction	30,205	35,517
1-4 Family residential:
Revolving, open ended	25,852	22,107
First liens	85,494	95,121
Junior liens	3,487	4,527
Commercial real estate:
Farmland	7,850	8,259
Owner occupied	40,449	47,343
Non-owner occupied	81,977	96,929
Other real estate secured loans	7,400	7,405
Commercial, financial and agricultural:
Agricultural	859	1,093
Commercial and industrial	25,335	29,693
Consumer	5,951	7,430
Tax exempt	42	52
Other	2,561	7,797

	$327,039	$381,196

Loans that are expected to be sold as part of the possible sale of the Cool Springs Branch discussed in Note 3 are reported in loans held for sale, net of allowance of $490.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

The following tables present activity in allowance for loan losses and the outstanding loan balance by portfolio segment and based on impairment method as of September 30, 2012 and 2011. The balances for “recorded investment” in the following tables related to credit quality do not include approximately $1,068, $1,068 and $1,520 in accrued interest receivable at September 30, 2012, December 31, 2011, and September 30, 2011, respectively. Accrued interest receivable is a component of the Company’s recorded investment in loans.

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Nine months ended September 30, 2012
Activity in the allowance for loan losses:
Beginning Balance	$4,809	$5,564	$3,505	$244	$1,394	$84	$—	$3,337	$609	$19,546
Charge-offs	(2,819)	(1,261)	(833)	—	(581)	(112)	—	(5,884)	—	(11,490)
Recoveries	35	189	77	—	44	6	—	18	—	369
Provision	254	(239)	(96)	31	155	29	—	2,538	28	2,700
Transfers due to potential branch sale	48	320	37	—	64	12	—	—	—	481
Transfers due to completed branch sale	2	15	—	—	1	—	—	—	—	18

Total ending allowance balance	$2,329	$4,588	$2,690	$275	$1,077	$19	$—	$9	$637	$11,624

Nine months ended September 30, 2011
Activity in the allowance for loan losses:
Beginning Balance	$6,522	$5,513	$2,373	$22	$1,536	$103	$—	$1,472	$626	$18,167
Charge-offs	(4,791)	(1,482)	(242)	(95)	(910)	(13)	—	(38)	—	(7,571)
Recoveries	55	25	6	—	4	26	—	15	—	131
Provision	2,799	2,613	773	758	840	(60)	—	297	15	8,035

Total ending allowance balance	$4,585	$6,669	$2,910	$685	$1,470	$56	$—	$1,746	$641	$18,762

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Three months ended September 30, 2012
Activity in the allowance for loan losses:
Beginning Balance	$4,000	$5,232	$2,674	$275	$1,297	$44	$—	$528	$622	$14,672
Charge-offs	(2,130)	(151)	—	—	(453)	(13)	—	(2,505)	—	(5,252)
Recoveries	5	2	—	—	16	1	—	9	—	33
Provision	458	(652)	(4)	—	231	(25)	—	1,977	15	2,000
Transfers due to completed branch sale	(4)	157	20	—	(14)	12	—	—	—	171

Total ending allowance balance	$2,329	$4,588	$2,690	$275	$1,077	$19	$—	$9	$637	$11,624

Three months ended September 30, 2011
Activity in the allowance for loan losses:
Beginning Balance	$5,798	$6,644	$1,875	$729	$1,403	$60	$—	$1,748	$640	$18,897
Charge-offs	(210)	(332)	(79)	(95)	(432)	(5)	—	(17)	—	(1,170)
Recoveries	11	6	—	—	1	8	—	4	—	30
Provision	(1,014)	351	1,114	51	498	(7)	—	11	1	1,005

Total ending allowance balance	$4,585	$6,669	$2,910	$685	$1,470	$56	$—	$1,746	$641	$18,762

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Ending allowance balance attributable to loans at September 30, 2012:
Individually evaluated for impairment	$1,527	$626	$1,744	$72	$55	$5	$—	$—	$—	$4,029
Collectively evaluated for Impairment	802	3,962	946	203	1,022	14	—	9	637	7,595

Total ending allowance balance	$2,329	$4,588	$2,690	$275	$1,077	$19	$—	$9	$637	$11,624

Ending allowance balance attributable to loans at December 31, 2011:

Individually evaluated for impairment	$1,878	$787	$1,977	$73	$87	$72	$—	$3,335	$—	$8,209
Collectively evaluated for Impairment	2,931	4,777	1,528	171	1,307	12	—	2	609	11,337

Total ending allowance balance	$4,809	$5,564	$3,505	$244	$1,394	$84	$—	$3,337	$609	$19,546

Loans at September 30, 2012:
Individually evaluated for impairment	$18,742	$7,581	$19,497	$2,213	$146	$4	$—	$1,853		$50,036
Collectively evaluated for impairment	21,040	107,252	110,779	5,187	26,048	5,947	42	708		277,003

Total loans balance	$39,782	$114,833	$130,276	$7,400	$26,194	$5,951	$42	$2,561		$327,039

Loans at December 31, 2011:
Individually evaluated for impairment	$16,895	$10,102	$7,477	$2,229	$282	$168	$—	$7,696		$44,849
Collectively evaluated for impairment	36,545	111,653	145,054	5,176	30,504	7,262	52	101		336,347

Total loans balance	$53,440	$121,755	$152,531	$7,405	$30,786	$7,430	$52	$7,797		$381,196

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the nine months ended September 30, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$2,173	$896	$—	$3,443	$11	$11
Other construction	13,924	10,709	—	9,205	—	—
1-4 Family residential:
Revolving, open ended	—	—	—	—	—	—
First liens	3,321	3,320	—	4,487	102	112
Junior liens	—	—	—	—	—	—
Commercial real estate:
Farmland	485	234	—	234	—	—
Owner occupied	1,445	1,445	—	847	41	40
Non-owner occupied	10,924	10,925	—	4,483	782	845
Commercial, financial and agricultural:
Commercial and industrial	—	—	—	94	—	—
Consumer	—	—	—	18	—	—
Other Loans	6,227	1,853	—	1,107	—	—

Total with no related allowance recorded	38,499	29,382	—	23,918	936	1,008

With an allowance recorded:
Real estate construction:
Residential construction	4,273	4,158	614	2,001	137	149
Other construction	2,979	2,979	913	4,246	47	64
1-4 Family residential:
Revolving, open ended	575	575	121	589	(3)	2
First Liens	3,422	3,422	320	2,690	195	170
Junior Liens	264	264	185	267	42	13
Commercial real estate:
Farmland	—	—	—	—	—	—
Owner occupied	1,725	1,725	292	1,267	114	114
Non-owner occupied	5,167	5,168	1,452	4,849	124	149
Other real estate loans	2,213	2,213	72	2,222	118	119
Commercial, financial and agricultural:
Commercial and industrial	146	146	55	173	1	1
Consumer	4	4	5	98	—	—
Other loans	—	—	—	4,642	—	—

Total with an allocated allowance recorded	20,768	20,654	4,029	23,044	775	781

Total	$59,267	$50,036	$4,029	$46,962	$1,711	$1,789

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2012:

	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$1,001	$11	$11
Other construction	10,057	(1)	—
1-4 Family residential:
Revolving, open ended	—	—	—
First liens	3,564	38	39
Junior liens	—	—	—
Commercial real estate:
Farmland	234	—	—
Owner occupied	1,445	16	17
Non-owner occupied	6,540	717	779
Commercial, financial and agricultural:
Commercial and industrial	—	—	—
Consumer	1	—	—
Other Loans	1,550	—	—

Total with no related allowance recorded	24,392	781	846

With an allowance recorded:
Real estate construction:
Residential construction	4,363	62	60
Other construction	4,322	55	51
1-4 Family residential:
Revolving, open ended	637	(2)	—
First Liens	3,804	64	42
Junior Liens	132	42	13
Commercial real estate:
Farmland	—	—	—
Owner occupied	863	114	114
Non-owner occupied	9,569	(317)	—
Other real estate loans	2,216	49	45
Commercial, financial and agricultural:
Commercial and industrial	227	—	—
Consumer	11	—	—
Other loans	1,547	—	—

Total with an allocated allowance recorded	27,691	67	325

Total	$52,083	$848	$1,171

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2011:

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

Troubled Debt Restructurings

The Company has $36,164 of loans with allocated specific reserves of $2,147 to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012 compared to $12,781 with allocated specific reserves of $2,421 at December 31, 2011. The Company lost $183 and $240 of interest income in the nine months, and $49 and $102 in the three months, ended September 30, 2012 and 2011, respectively, that would have been recorded in interest income if the specific loans had not been restructured. The Bank had commitments to lend up to $0 and $145 of additional funds to loans classified as troubled debt restructurings at September 30, 2012, and December 31, 2011, respectively.

During the first nine months of 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or granting of amortization terms for balloon notes that are longer than the Bank’s typical practice.

Modifications involving a reduction of the stated interest rate and extension of the maturity date of the loan were for periods ranging from six months to two years.

Loans classified as troubled debt restructurings are included in impaired loans.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the first nine months of 2012 and 2011:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
September 30, 2012
Real estate construction:
Residential construction	1	$737	$737
Other construction	2	6,552	6,552
1-4 Family residential
First liens	15	6,062	6,062
Junior liens	1	9	9
Commercial real estate:
Owner occupied	2	2,823	2,823
Non-owner occupied	4	13,971	13,971
Other real estate loans	3	1,246	1,246

Total	28	$31,400	$31,400

September 30, 2011
Real estate construction:
Residential construction	1	$758	$758
Other construction	1	110	110
1-4 Family residential
First liens	14	2,132	2,132
Junior liens	1	9	9
Commercial real estate:
Owner occupied	—	—	—
Non-owner occupied	1	645	645
Other real estate loans	4	2,229	2,229
Consumer	2	12	12

Total	24	$5,895	$5,895

Troubled debt restructurings described above had an outstanding balance of $30,506 at September 30, 2012 and increased the allowance for loan losses by $218 during the first nine months of 2012. Troubled debt restructurings still accruing interest totaled $21,533 and $958 at September 30, 2012 and December 31, 2011, respectively.

A loan is considered to be in payment default once it is more than 90 days contractually past due under the modified terms. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the first nine months of 2012 or 2011.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still accruing by class of loans as of September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Nonaccrual	Loans past due over 90 days still accruing	Nonaccrual	Loans past due over 90 days still accruing
Real estate construction:
Residential construction	$4,567	$—	$5,535	$—
Other construction	13,015	—	11,361	—
1-4 Family residential:
Revolving, open ended	616	—	37	—
First Liens	2,509	—	8,635	—
Junior Liens	—	—	427	—
Commercial real estate:
Farmland	234	—	453	—
Owner occupied	758	—	1,635	—
Non-owner occupied	3,394	—	3,963	—
Other real estate loans	—	—	—	—
Commercial, financial and agricultural:
Agricultural	—	—	—	—
Commercial and industrial	1,070	—	859	—
Consumer	7	—	229	—
Other loans	1,875	—	7,697	—

Total	$28,045	$—	$40,831	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans, including nonaccrual loans as of September 30, 2012 and December 31, 2011 by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2012
Real estate construction:
Residential construction	$354	$—	$1,167	$1,521	$8,056	$9,577
Other construction	—	—	3,829	3,829	26,376	30,205
1-4 Family residential:
Revolving, open ended	2	39	616	657	25,195	25,852
First Liens	2,132	2,641	1,040	5,813	79,681	85,494
Junior Liens	484	—	—	484	3,003	3,487
Commercial real estate:
Farmland	1,304	—	234	1,538	6,312	7,850
Owner occupied	141	—	758	899	39,550	40,449
Non-owner occupied	346	2,136	3,394	5,876	76,101	81,977
Other real estate secured loans	464	—	—	464	6,936	7,400
Commercial, financial and agricultural:
Agricultural	—	—	—	—	859	859
Commercial and industrial	198	—	995	1,193	24,142	25,335
Consumer	47	23	2	72	5,879	5,951
Tax exempt	—	—	—	—	42	42
Other loans	25	—	1,874	1,899	662	2,561

Total	$5,497	$4,839	$13,909	$24,245	$302,794	$327,039

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2011
Real estate construction:
Residential construction	$—	$—	$1,450	$1,450	$16,473	$17,923
Other construction	183	2,507	2,747	5,437	30,080	35,517
1-4 Family residential:
Revolving, open ended	286	75	18	379	21,728	22,107
First Liens	5,901	861	2,939	9,701	85,420	95,121
Junior Liens	173	330	—	503	4,024	4,527
Commercial real estate:
Farmland	39	—	453	492	7,767	8,259
Owner occupied	—	—	1,254	1,254	46,089	47,343
Non-owner occupied	10,723	—	361	11,084	85,845	96,929
Other real estate secured loans	484	—	—	484	6,921	7,405
Commercial, financial and agricultural:
Agricultural	—	—	—	—	1,093	1,093
Commercial and industrial	700	523	591	1,814	27,879	29,693
Consumer	76	19	61	156	7,274	7,430
Tax exempt	—	—	—	—	52	52
Other loans	—	—	7,697	7,697	100	7,797

Total	$18,565	$4,315	$17,571	$40,451	$340,745	$381,196

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

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

Special Mention. Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 6 – LOANS (Continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2012 and December 31, 2011, and based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful
September 30, 2012
Real estate construction:
Residential construction	$2,015	$2,508	$—	$—	$—
Other construction	8,212	7,267	—	1,038	—
1-4 Family residential:
Revolving, open ended	21,837	1,363	—	2,077	—
First Liens	47,950	20,139	715	9,949	—
Junior Liens	2,700	453	—	70	—
Commercial real estate:
Farmland	2,912	2,331	—	2,373	—
Owner occupied	28,508	7,774	—	997	—
Non-owner occupied	55,482	4,127	—	6,276	—
Other real estate loans	1,456	739	—	2,992	—
Commercial, financial and agricultural:
Agricultural	837	19	—	3	—
Commercial and industrial	18,965	4,742	—	1,482	—
Consumer	5,670	53	23	201	—
Tax exempt	42	—	—	—	—
Other loans	662	22	—	22	—

Total	$197,248	$51,537	$738	$27,480	$—

	Pass	Watch	Special Mention	Substandard	Doubtful
December 31, 2011
Real estate construction:
Residential construction	$2,045	$4,098	$—	$6,245	$—
Other construction	16,528	5,092	138	2,399	—
1-4 Family residential:
Revolving, open ended	18,104	905	—	3,078	—
First Liens	53,649	19,412	354	12,051	—
Junior Liens	2,991	998	—	111	—
Commercial real estate:
Farmland	4,082	2,524	—	1,419	—
Owner occupied	32,942	9,795	—	3,321	—
Non-owner occupied	63,838	7,405	1,864	17,864	—
Other real estate loans	1,405	749	—	3,022	—
Commercial, financial and agricultural:
Agricultural	1,093	—	—	—	—
Commercial and industrial	22,472	4,961	490	1,488	—
Consumer	7,084	91	—	87	—
Tax exempt	52	—	—	—	—
Other loans	101	—	—	—	—

Total	$226,386	$56,030	$2,846	$51,085	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

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

	Nine months ended September 30,		Three months ended September 30,
	2012	2011	2012	2011
Basic
Net income (loss)	$725	$(8,622)	$(1,393)	$(3,757)
Less: Earnings allocated to preferred stock	(728)	(726)	(244)	(245)
Less: Accretion of preferred stock discount	(140)	(131)	(48)	(44)

Net Income (loss) allocated to common stock	(143)	(9,479)	(1,685)	(4,046)

Weighted average common shares	3,274,049	3,273,157	3,274,183	3,273,541

Basic net income (loss) per share	$(0.04)	$(2.90)	$(0.51)	$(1.24)

Diluted
Net income (loss) allocated to common stock	$(143)	$(9,479)	$(1,685)	$(4,046)

Weighted average common shares	3,274,049	3,273,157	3,274,183	3,273,541
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—

Average common shares and dilutive potential common shares outstanding	3,274,049	3,273,157	3,274,183	3,273,541

Diluted net income (loss) per share	$(0.04)	$(2.90)	$(0.51)	$(1.24)

At September 30, 2012 and 2011, respectively, stock options for 79,900 and 187,030 shares of common stock were not considered in computing diluted net income (loss) per share for the nine month and three month periods ended September 30, 2012 and 2011 because they were antidilutive.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2012

(Unaudited)

NOTE 8 - INCOME TAXES

The Company recorded no tax expense during the first nine months of 2012. During 2010 the Company established a valuation allowance against all of its deferred tax assets and has maintained that valuation allowance through the first nine months of 2012. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. Because the Company has recorded a valuation allowance against its deferred tax assets, any deferred tax benefit or expense will be offset by a corresponding increase or decrease, respectively, to the valuation allowance. Until the reversal of the deferred tax valuation allowance, tax benefit or expense from current year operations is expected to be minimal.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

(amounts in thousands, except share and per share data)

The following discussion compares the financial condition of the Company at September 30, 2012 to December 31, 2011, and the results of operations for the nine months and three months ended September 30, 2012 and 2011. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on March 30, 2012 (File No. 000-49966) (the “2011 Form 10-K”) and in other reports we file with the SEC from time to time; including Part II, Item 1A “Risk Factors” of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, and the following:

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

•

the impact of governmental restrictions on entities participating in the Capital Purchase Program (the “CPP”) of the U.S. Department of the Treasury (the “U.S. Treasury”) and the impact of decisions by the U.S. Treasury to exercise its rights under the operative agreements related thereto, including the right to sell the preferred stock owned by the U.S. Treasury to third parties;

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	failure to consummate the pending sale of the Cool Springs Branch;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other circumstances, many of which may be beyond our control.

All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

FINANCIAL CONDITION

At September 30, 2012, total assets were $560,151, a decrease of $56,622 or 9.2% compared to $616,773 at December 31, 2011. The decrease in total assets was primarily due to the sale of the Bank’s Murfreesboro, Tennessee branch location in March 2012 and the decrease in loans due to paydowns outpacing loan demand. Total liabilities decreased 9.2%, or $55,689 to $551,509 at September 30, 2012 compared to $607,198 at December 31, 2011. The decrease in liabilities was also principally due to the sale of the Murfreesboro, Tennessee branch location and a decrease in non-core deposits. Total equity decreased 9.2%, or $933, to $8,642 at September 30, 2012 compared to $9,575 at December 31, 2011. The decrease in equity is primarily due to a decrease in accumulated other comprehensive income during the first nine months of 2012.

Cash and Cash Equivalents

Cash and cash equivalents were $102,595 at September 30, 2012 compared to $76,742 at December 31, 2011. The Bank has continued to maintain unusually high cash balances during 2012 due to the availability of excess liquidity in the Bank’s market area coupled with reduced loan demand as a result of weak economic conditions.

FINANCIAL CONDITION (Continued)

Loans

Total loans (excluding loans held for sale) at September 30, 2012 were $327,039, compared to $381,196 at December 31, 2011, a decrease of $54,157 or 14.2%. The decrease in loans during the first nine months of 2012 is due to the sale of the Murfreesboro branch, regular loan payments outpacing demand for new loans and transfer of certain loans to other real estate owned.

Loans in the portfolio at September 30, 2012 of approximately $90,984, or 27.8%, are at a variable rate of interest, $208,010, or 63.6%, are at a fixed rate, and $28,045, or 8.6%, are nonaccrual. $207,392, or 63.4%, of total loans reprice within one year. As market rates dropped during the economic recession, management implemented rate floors for many variable rate loans in an effort to protect the Bank’s net interest margin. As a result, when market rates begin to rise, loans at their floor will not reprice at higher rates until market rates rise above their contractual floor rates. Only the loans noted above that have variable rates not at a floor rate will reprice with the first increase in market rates. The existence of these rate floors may negatively impact our net interest margin when rates begin to rise, at least until rates rise above these floors.

On September 30, 2012, the Company’s loan to deposit ratio (including loans held for sale in secondary market and loans held for sale net of allowance of $490) was 70.5%, compared to 79.2% at December 31, 2011. Management expects loan demand to remain low throughout the remainder of 2012 and into the first half of 2013, resulting in further reduction of gross loans, across most of the Bank’s loan categories. Management anticipates this trend will continue until there are indicators of significant improvements in both the local and national economy, leading customers to begin spending more resulting in increased demand. If the Company’s deposits continue to be in excess of loan demand, the Company’s net interest margin may be adversely affected as the funds from these deposits may continue to be invested in securities and other interest earning assets that offer lower yields than loans.

Securities Available for Sale

Set forth below is a table showing the carrying amount and breakdown of the Company’s securities available for sale at September 30, 2012 and December 31, 2011:

	September 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
U.S. government sponsored entities	$25,996	38.1%	$13,275	20.9%
Mortgage-backed (residential)	35,380	51.8%	29,591	46.5%
State and municipal	5,914	8.7%	19,826	31.1%
Corporate	980	1.4%	968	1.5%

Total	$68,270	100.0%	$63,660	100.0%

The Company’s securities portfolio is used to provide yield and for pledging purposes to secure public fund deposits. As of September 30, 2012, the carrying value of securities increased $4,610 to $68,270, compared to $63,660 at December 31, 2011. Securities available for sale as a percentage of total assets was 12.2% at September 30, 2012, compared to 10.3% at December 31, 2011. Net unrealized gain on available for sale securities was $1,708 at September 30, 2012, compared to a net unrealized gain of $2,590 at December 31, 2011. The decrease in unrealized gains is primarily due to $1,215 in gains that were realized through security sales during the first nine months of 2012. Most of the securities that were sold during the first nine months of 2012 were municipal securities, which caused the significant decrease in the balance of state and municipal securities. The proceeds from the security sales were reinvested in bonds issued by U.S. government sponsored entities and mortgage backed securities. Management is continually monitoring the credit quality of the Bank’s investments and believes that the unrealized losses that exist in the Bank’s portfolio are temporary based on the bond ratings and anticipated recovery of bonds held. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

FINANCIAL CONDITION (Continued)

Other Real Estate Owned

At September 30, 2012, other real estate owned (“ORE”) totaled $16,880, a decrease of $5,175 from $22,055 at December 31, 2011. The balance of ORE is comprised of properties acquired through or in lieu of foreclosure on real estate loans, property acquired by the Company for future Bank branch locations that is no longer intended for that purpose and is currently held for sale, and loans made to facilitate the sale of ORE that are required to be reported as ORE (“FAS 66 Loans”). The balances recorded for each individual property are based on appraisals that are not more than twelve months old, discounted by an additional 15%. The additional 15% discount was adopted by the Company beginning in the third quarter of 2010 based on an analysis of actual recoveries of ORE balances, including selling costs. Based on that analysis, the Company recorded a valuation allowance of $346 (recognized through ORE expense) in the third quarter of 2010. In addition, the Company began applying the additional 15% discount in its determination of specific reserves for impaired loans that are collateral dependent. As a result, the majority of the financial loss incurred by the Company as a result of the 15% discount has been recognized through loan charge-offs and the provision for loan losses at the time the property is transferred to ORE, with the foreclosed property being transferred into ORE at the discounted value. The Company updates the analysis supporting continued use of the 15% discount annually. Should future updates to the analysis indicate that a change in that discount is warranted, the Company would implement the change accordingly and that change would be applied to all properties that are subsequently moved into ORE. Additional write-downs of individual properties typically result only from the results of updated appraisals and further application of the 15% discount on the value reflected in the updated appraisal that indicate the value of the respective property has declined. The Company obtains updated appraisals for ORE properties at least annually. These write-downs are recognized in the quarterly period in which the appraisal is accepted by the Company.

The Company actively markets the properties within its ORE portfolio utilizing both Bank personnel and third parties (brokers, agents, etc.). All ORE properties are classified into one of four categories: rental properties, non-rental properties, auction properties, and land. Rental properties consist of any property that can be leased or rented in order to produce income for the Company while the Company is pursuing the sale of the property. Non-rental properties consist of improved real estate that the Company’s management has concluded would not be attractive to a renter or that management believes will be most efficiently sold unoccupied. Auction properties are typically properties of lower value that the Company is willing to accept the risk of an auction in order to sell. These properties are typically auctioned off within six to twelve months of the property being transferred into ORE; however, circumstances related to a particular property may warrant holding the property for a longer period. Auction properties are typically auctioned off in absolute auctions with no minimum reserves. Land generally consists of unimproved raw land, though some properties may have some infrastructure work completed for housing development. Properties within the land category of ORE are typically held for longer periods of time than other ORE properties as the marketing of these properties, particularly large parcels, often extends for over six months.

The following table shows a breakdown of the ORE portfolio by category as of the end of the periods indicated:

	September 30, 2012		June 30, 2012		March 31, 2012		December 31, 2011
Bank Premises	$484	2.9%	$484	2.6%	$484	2.2%	$484	2.2%
FAS 66 loans	—	—%	—	—%	77	0.4%	78	0.4%
Rental	6,649	39.4%	8,337	44.9%	8,883	40.8%	7,004	31.8%
Non-rental	989	5.9%	1,067	5.7%	8,777	40.3%	3,588	16.3%
Auction	68	0.4%	767	4.1%	2,706	12.4%	1,572	7.1%
Land	8,690	51.4%	7,923	42.7%	860	3.9%	9,329	42.2%

Total	$16,880	100.0%	$18,578	100.00%	$21,787	100.0%	$22,055	100.0%

The Company makes every effort to sell ORE as quickly as feasible while still recovering as much of the original investment as possible. Management also considers the cost associated with holding individual properties in determining how aggressively it markets an individual property. The Company’s ORE that is

FINANCIAL CONDITION (Continued)

classified as rental properties generally consists of 1-4 family properties, though some are commercial real estate. Rental income generated by this group has typically exceeded the holding costs of the respective properties. The majority of the rental properties are listed for sale with real estate agents; however properties in this group are not the primary focus of management’s marketing efforts given the income producing nature of the property. The Company’s ORE that is classified as auction properties are marketed aggressively with dates set for auctions and most auction properties being allowed to sell without a reserve price. The Company’s other ORE properties are being marketed, though there is no definite date as to when they may be expected to be sold.

The following table provides activity within the ORE portfolio in terms of individual parcels for the three month periods ended on the dates indicated:

	Rental	Non-rental	Auction	Land
December 31, 2011
Foreclosures	14	2	5	11
Sales	4	6	3	3
Weighted average age of properties held at period end (months)	2.3	8.1	6.8	15.8

September 30, 2012
Foreclosures	1	2	—	3
Sales	7	2	3	—
Weighted average age of properties held at period end (months)	9.0	7.0	29.3	12.2

The following table sets forth information related to the largest five ORE properties held by the Company as of December 31, 2011:

Property Description	Original loan classification	Original Loan Amount	Charge-off prior to transfer into ORE	Write-down after transfer into ORE	Carrying Balance
Unimproved land	Real estate construction	$5,000	$905	$—	$3,485
Upper market single family residence	Real estate construction	1,573	129	—	1,401
Upper market single family residence	Real estate construction	2,331	435	752	1,138
Unimproved land	Real estate construction	2,546	196	—	1,012
Mobile home park/ mini storage facility	Commercial Real estate	959	—	—	847

The following table sets forth information related to the largest five ORE properties held by the Company as of September 30, 2012:

Property Description	Original loan classification	Original Loan Amount	Charge-off prior to transfer into ORE	Write-down after transfer into ORE	Carrying Balance
Unimproved land	Real estate construction	$5,000	$905	$—	$3,485
Unimproved land	Real estate construction	2,546	196	—	1,012
Mobile home park/ mini storage facility	Commercial Real estate	959	—	—	847
Mini storage facility	Commercial Real estate	887	—	—	784
Upper market single family residence	1-4 Family residential	747	103	43	595

FINANCIAL CONDITION (Continued)

Each of the ORE properties identified in the September 30, 2012 table above is listed with a real estate agent and is also listed as available for sale on the Bank’s website. The two largest properties are unimproved land that, at the time the loans were made, were intended to be developed. The property carried at $3,485 is commercial property located in an area that remains significantly and negatively impacted by the downturn in the real estate market where the property is located. Although the Company continues to actively market the property, management anticipates that it could take a significant amount of time to sell the property. The property carried at $1,012 is located in a residential area that was also negatively impacted by the downturn in the economy. Although there are some positive indicators of improvements in the local market where the property is located, management believes it will likely require a significant amount of time to sell the property, and it is possible that the Company may partner with a residential developer in order to sell the property. The two commercial real estate properties are income producing rental properties that are being managed by a third party property manager on behalf of the Company. The Company continues to market these rental properties, but because of the income producing nature of the properties, it is likely that management will resist selling the properties for less than the current carrying value of the properties. The property carried at $595 is a high-end residential property located in Franklin, Tennessee. The property is occupied by a renter and is listed for sale with an agent.

Deposits

The Company relies on the Bank’s deposit growth, as well as alternative funding sources such as other borrowed money, FHLB advances, and federal funds purchased from correspondent banks to fund its operations.

The following table sets forth the composition of the deposits at September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$47,868	9.6%	$46,664	8.4%
Interest-bearing demand accounts	104,056	20.9%	104,661	18.9%
Savings accounts	20,142	4.0%	19,808	3.6%
Time deposits greater than $100	120,425	24.2%	118,267	21.3%
Other time deposits	150,024	30.1%	172,906	31.2%
Noninterest-bearing demand accounts held for sale	1,813	0.4%	5,213	0.9%
Interest-bearing demand accounts held for sale	23,423	4.7%	39,025	7.0%
Savings accounts held for sale	150	0.0%	287	0.1%
Time deposits greater than $100 held for sale	20,064	4.0%	28,904	5.2%
Other time deposits held for sale	10,438	2.1%	19,302	3.4%

Total	$498,403	100.0%	$555,037	100.0%

The following table sets forth all time deposits broken down by remaining maturity at September 30, 2012:

Less than three months	$105,276
Three months through twelve months	153,024
One year through three years	33,353
More than three years	9,298

Total	$300,951

FINANCIAL CONDITION (Continued)

Total deposits were $498,403 at September 30, 2012, compared to $555,037 at December 31, 2011, a decrease of $56,634. The decrease was primarily due to the sale of the Bank’s Murfreesboro, Tennessee branch location. The branch sale reduced total deposits by $34,446. During the third quarter of 2012, two brokered issuances were called and reduced other time deposits by $8,417. The remainder of the decrease in deposits is primarily due to reductions in national market time deposits offset by some modest growth in core deposits.

During the majority of 2011 and through September 30, 2012, the Bank has maintained higher than normal balances in cash and cash equivalents due to the availability of excess liquidity in the Bank’s market area coupled with reduced loan demand as a result of weak economic conditions. Management has been utilizing the available cash to pay off national market and broker deposits as they have matured, resulting in significant reductions in cost of funds. Management has been seeking additional core customer deposits during 2012 and anticipates that it will continue to do so in order to improve the Bank’s overall liquidity position as well as net interest income and to continue to reduce the Bank’s reliance on national market and broker deposits.

Federal Home Loan Bank Advances

The Company had borrowed $13,000 and $16,000 in fixed rate advances from the Federal Home Loan Bank (the “FHLB”) as of September 30, 2012 and December 31, 2011, respectively. The decrease during the first nine months of 2012 is due to a $3,000 advance that matured on June 6, 2012. The Company had $7,059 available for future borrowings from the FHLB at September 30, 2012. The fixed interest rates on these advances ranged from 1.91% to 2.71% at September 30, 2012 with a weighted average rate of 2.42% and a weighted average remaining maturity of 7.11 months. These borrowings are secured by a blanket collateral agreement for certain loans secured by 1-4 family residential properties, commercial real estate, and home equity lines of credit. At September 30, 2012, undrawn standby letters of credit with the FHLB totaled $9,000. The letters of credit are used to meet pledging requirements of the State of Tennessee Bank Collateral Pool.

Shareholders’ Equity

At September 30, 2012, shareholders’ equity totaled $8,642, a decrease of $933 from $9,575 at December 31, 2011. The decrease was primarily due to a decrease in the unrealized gain on securities available for sale.

The preferred shares representing the U.S. Treasury’s investment in the Company as part of our participation in the CPP have a $20,273 liquidation value and a cumulative dividend rate of 5% per year, until February 27, 2014, the fifth anniversary of the U.S. Treasury investment, and a dividend rate of 9% thereafter. In addition, under the terms of the CPP, the Company issued warrants to U.S. Treasury to purchase additional preferred shares equal to 5% of the investment in Senior Preferred shares at a discounted exercise price. The U.S. Treasury exercised the warrants immediately upon investment in the Senior Preferred shares, which resulted in issuance of 890 Warrant Preferred shares. The U.S. Treasury’s exercise of the warrants resulted in a net discount on the issuance of the preferred shares of $890. The discount is being amortized over a five year period, which is the anticipated life of the shares. The $890 liquidation value Warrant Preferred shares have a cumulative dividend rate of 9% per year until redeemed. Dividends on both Senior Preferred and Warrant Preferred shares are required to be paid quarterly. Total required annual dividends for both Senior Preferred and Warrant Preferred shares are expected to be as follows: 2012 – 2013: $970 per year; 2014: $1,564; 2015 and thereafter: $1,683 per year. The Company is permitted to redeem all or a portion of the preferred shares at any time after consultation with its primary federal regulator, but may not redeem the Warrant Preferred shares until all of the Senior Preferred shares have been redeemed. Dividend payments on both Senior Preferred and Warrant Preferred shares would be reduced for any redemption.

FINANCIAL CONDITION (Continued)

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company would not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The terms of the Written Agreement that the Company entered into with the FRB on April 19, 2012, which replaced a board resolution, similarly prohibit the Company from incurring debt, paying dividends or interest or redeeming shares of its capital stock. The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its Common or Preferred Stock and the Company’s subsidiaries may not pay dividends on the subsidiaries’ common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the Preferred Stock beginning in the second quarter of 2011. At September 30, 2012, the Company has $2,580 of interest on its subordinated debentures accrued for which payment is being deferred. In addition, the Company has accumulated $1,577 in deferred dividends on shares of Preferred Stock issued by it to the U.S. Treasury under the CPP. The Bank’s subsidiary Community First Properties, Inc. suspended the payment of dividends on its preferred stock beginning with the dividend payment due on December 31, 2011. At September 30, 2012, Community First Properties, Inc. has $16 of preferred stock dividends accrued for which payment is being deferred.

RESULTS OF OPERATIONS

Net Income (Loss)

The Company had net income of $725 for the nine months ended September 30, 2012 compared to a net loss of $8,622 for the same period in 2011, an increase in income of $9,347. Net loss allocated to common shareholders was $143 for the first nine months of 2012 compared to net loss allocated to common shareholders of $9,479 for the same period in 2011.

The net income reported for the first nine months of 2012 is primarily due to the sale of the Bank’s Murfreesboro, Tennessee branch location that occurred on March 30, 2012. The Bank realized a gain of $1,466 on the sale. Also contributing to increases in net income was a reduction in securities impairment losses and a reduction in non-interest expenses.

The Company had a net loss of $1,393 for the three months ended September 30, 2012 compared to a net loss of $3,757 for the same period in 2011, a decrease in loss of $2,364. Net loss allocated to common shareholders was $1,685 for the three months ended September 30, 2012 compared to net loss allocated to common shareholders of $4,046 for the same period in 2011. This decreased loss is due to a reduction in securities impairment losses and a reduction in non-interest expenses.

RESULTS OF OPERATIONS (Continued)

Average Balance Sheets, Net Interest Income

Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity and an analysis of net interest income for the nine month periods ended September 30, 2012 and 2011. The table reflects how changes in the volume of interest earning assets and interest-bearing liabilities and changes in interest rates have affected our interest income, interest expense, and net interest income for the periods indicated. Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (changes in rate multiplied by prior volume); and (3) changes in rate/volume (changes in rate multiplied by change in volume). The changes attributable to the combined impact of volume and rate have all been allocated to the changes due to rate.

	September 30, 2012			September 30, 2011			Change
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Due to Volume (1)	Due to Rate (2) (3)	Total
Gross loans (a and b)	$396,237	5.49%	$16,336	$495,491	5.42%	$20,079	$(4,022)	$279	$(3,743)
Taxable securities available for sale	52,414	2.26%	888	49,828	3.34%	1,246	64	(422)	(358)
Tax exempt securities available for sale	11,654	3.04%	266	13,300	3.50%	348	(43)	(39)	(82)
Federal funds sold and other	86,760	0.34%	220	60,724	0.56%	254	109	(143)	(34)

Total interest earning assets	547,065	4.31%	17,710	619,343	4.73%	21,927	(3,892)	(325)	(4,217)
Cash and due from banks	5,010			9,496
Other nonearning assets	50,570			45,967
Allowance for loan losses	(17,628)			(19,354)

Total assets	$585,017			$655,452

Deposits:
NOW & money market investments	$133,880	0.65%	$653	$134,999	0.81%	$818	$(7)	$(158)	$(165)
Savings	20,546	0.15%	23	19,653	0.15%	22	1	—	1
Time deposits $100 and over	143,926	1.31%	1,417	168,787	1.71%	2,160	(318)	(425)	(743)
Other time deposits	175,844	1.35%	1,780	211,645	1.63%	2,574	(436)	(358)	(794)

Total interest-bearing deposits	474,196	1.09%	3,873	535,084	1.39%	5,574	(760)	(941)	(1,701)
Federal Home Loan Bank advances	14,719	2.36%	261	16,000	2.35%	281	(22)	2	(20)
Subordinated debentures	23,000	6.52%	1,126	23,000	6.22%	1,070	—	56	56
Repurchase agreement	7,000	3.31%	174	7,000	3.32%	174	—	—	—
Federal funds purchased and other	—	0.00%	—	21	0.00%	—	—	—	—

Total other borrowings	44,719	4.65%	1,561	46,021	4.43%	1,525	(22)	58	36
Total interest-bearing liabilities	518,915	1.39%	5,434	581,105	1.63%	7,099	(782)	(883)	(1,665)
Noninterest-bearing liabilities	55,175			54,031

Total liabilities	574,090			635,136
Shareholders’ equity	10,927			20,316

Total liabilities and shareholders’ equity	$585,017			$655,452

Net interest income			$12,276			$14,828	$(3,110)	$558	$(2,552)

Net interest margin		2.99%			3.20%

(a)	Interest income includes fees on loans of $323 and $362 in 2012 and 2011, respectively.
(b)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.
(1)	Changes in volume multiplied by prior rate
(2)	Changes in rate multiplied by prior volume
(3)	Changes in rate multiplied by change in volume

RESULTS OF OPERATIONS (Continued)

Net Interest Income

Net interest income for the first nine months of 2012 was $12,276, a decrease of $2,552, or 17.2% compared to $14,828 for the same period in 2011. Net interest margin for the first nine months of 2012 was 2.99%, compared to 3.20% for the same period in 2011. The decrease in net interest income and net interest margin is primarily due to decreases in the average balance of earning assets and decreases in the average rate earned on securities and due from cash balances, together with increases in non-performing assets offset by decreases in the average rate paid for deposits.

Net interest margin began to be compressed during the last half of 2011 and that trend continued through the first nine months of 2012 due to historically low market rates for loans and securities driving down the yield on earning assets as new money must be invested at lower rates. In addition, loan demand is extremely low in the Bank’s market area, leading to larger than anticipated reductions in loan balances as loan repayments continue to outpace loan demand. The reduction in loans contributes to the excess liquidity that the Bank is currently carrying. Current market rates for new investments in securities are very low, which also contributes to compressed net interest margin as the Bank is forced to reinvest funds received from higher rate securities when they mature or are called. Management anticipates that this trend will continue through the remainder of 2012 or until there is a significant economic change in the Bank’s market that results in increased loan demand.

Total interest income for the first nine months of 2012 was $17,710, a decrease of $4,217 from $21,927 for the same period in 2011. The decrease is primarily due to a decline in loan interest income. The decrease in loan interest income is primarily due to the decrease in loan balances. The average balance of loans during the first nine months of 2012 was $396,237, a decrease of $99,254 from $495,491 during the same period in 2011. The average rate earned on loans in the first nine months of 2012 was 5.49% compared to 5.42% for the same period in 2011. The increase in average rate is primarily due to lower-yielding loans being sold in the sale of the Murfreesboro branch and nonperforming loans being charged off or transferred to ORE.

The average balance of federal funds sold and other during the first nine months of 2012 was $86,760, an increase of $26,036 from $60,724 during the same period in 2011. The average rate earned on federal funds sold and other in the first nine months of 2012 was 0.34% compared to 0.56% for the same period in 2011. The reduction in average rate is primarily due to the large amount of cash held by the Bank as a result of loan repayments and regulatory pressures placed on the Company to increase liquidity. The Bank’s cash on deposit with the FRB and other institutions earns interest at rates ranging from 0.00% to 0.40%. The vast majority of the Bank’s cash is held at the FRB, which paid a rate of 0.25% during the first nine months of 2012.

Interest income on taxable securities decreased $358 to $888 in the first nine months of 2012 compared to $1,246 in the first nine months of 2011. The decrease is primarily due to the Company selling a significant amount of investments combined with higher-yielding securities being called during the first nine months of 2012.

Total interest expense was $5,434 in the first nine months of 2012, a decrease of $1,665 from $7,099 in the first nine months of 2011. The decrease in interest expense is largely due to a reduction in the average rate paid on deposits and the average balance of deposits in the first nine months of 2012 compared to the same period in 2011.

Total interest expense on deposits was $3,873 in the first nine months of 2012, a reduction of $1,701 from $5,574 in the first nine months of 2011. The average rate paid on deposits was 1.09% in the first nine months of 2012 compared to 1.39% for the same period in 2011. The most significant decreases in average rates were on time deposits. The reduction in average rate paid on deposits was the result of continued decreases in market rates in the Bank’s market area.

RESULTS OF OPERATIONS (Continued)

Total interest expense on subordinated debentures was $1,126 in the first nine months of 2012 compared to $1,070 for the same period in 2011. The increase in expense is due to compounding of interest on deferred interest payments related to the debentures. Interest expense on subordinated debt is expected to decrease during the fourth quarter of 2012 due to a contractual change in the interest rate paid on the Company’s $15,000 subordinated debt that was issued in 2007. As of September 2012, the rate paid on the debt was fixed at 7.96%. Beginning December 15, 2012, the fixed rate on the debt converts to a floating rate equal to 3-month LIBOR plus 3.0%. Based on LIBOR rates at September 30, 2012, the new rate would have been 3.36%, had it reset at that date.

Net interest income for the three months ended September 30, 2012 was $3,746, a decrease of $892, or 19.2% compared to $4,638 for the same period in 2011. The decrease in net interest income is primarily due to decreases in the average balance of earning assets and decreases in the average rate earned on loans, securities and due from cash balances, together with increases in non-performing assets offset by decreases in the average rate paid for deposits, similar to factors noted above for the first nine months of 2012.

Total interest income for the three months ended September 30, 2012 was $5,497, a decrease of $1,378 from $6,875 for the same period in 2011. The decrease is primarily due to a decline in loan interest income and interest income on securities, similar to factors noted above for the first nine months of 2012.

Total interest expense was $1,751 for the three months ended September 30, 2012, a decrease of $486 from $2,237 in the same period of 2011. The decrease in interest expense is largely due to a reduction in the average rate paid on deposits and the average balance of deposits in the three months ended September 30, 2012 compared to the same period in 2011, similar to factors noted above for the first nine months of 2012.

Provisions for Loan Losses

In the first nine months of 2012, the Bank recorded a $2,700 provision for loan loss compared to $8,035 in the same period in 2011. The ratio of allowance for loan losses to gross loans was 3.55% at September 30, 2012 compared to 5.13% at December 31, 2011.

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

The Bank experienced significant increases in past due loans, impaired loans, adversely classified loans, troubled debt restructurings and charge-offs as a result of the economic downturn that began in 2008, the Bank’s concentration in real estate lending, and the dramatic decline in real estate markets. The Bank and its customers continue to be affected by the impacts of the economic downturn, particularly in the real estate market. Historically, more than half of the Bank’s loan portfolio has been secured by real estate of some form, whether residential, commercial, or development, with a significant portion of those loans being residential developments. One of the most significant impacts of the economic downturn in the Bank’s market area has been the collapse of the housing market and subsequent decline in market values for existing properties. Those impacts caused several of the Bank’s borrowers who were residential and commercial builders and developers to find themselves owning larger parcels of partially developed land or homes with virtually no demand for finished properties. Several of these borrowers became unable to service their debt causing the loans to become past due. At the same time, the decline in activity in the housing market caused significant reductions in market values, causing collateral values for many loans to fall below the outstanding loan balance. The Bank has experienced increases in problem loans in virtually all segments of the loan portfolio, however the effect of the adverse real estate market has been the cause of the majority of the Bank’s impaired loans and charge-offs during 2012 and 2011.

RESULTS OF OPERATIONS (Continued)

The factors above contributed to the Bank significantly increasing its allowance for loan losses and the resulting allowance to gross loans ratio (5.13%) to a level significantly higher than that of its peer banks (1.92% per the December 31, 2011 Uniform Performance Bank Report) as of December 31, 2011. During 2011, management focused significant effort on fully reviewing the Bank’s loan portfolio in order to identify and properly classify all problem loans. As a result of those efforts, there were fewer loan relationships to be newly classified as problem loans during the first nine months of 2012 than during the first nine months of 2011. The additional provision required by those new problem loans was provided principally by existing allowance for loan losses that management believed was no longer necessary as a result of loan paydowns. As a result, management’s analysis of the allowance for loan losses indicated that only $2,700 in provision for loan losses was required during the first nine months of 2012.

During the third quarter of 2012, the Bank recorded total provisions for loan losses of $2,000. The majority of this provision relates solely to one commercial loan relationship, which management has been monitoring for more than two years. The commercial borrower filed bankruptcy in the fourth quarter of 2011 and legal proceedings continued into the third quarter of 2012 when the bankruptcy court ordered a sale of the underlying collateral. The Bank’s repayment under the plan is based on a complex formula, the variables of which will likely fluctuate over the next three years. Due to the complexity of this relationship, management has continually revised estimates of potential loss whenever additional information became available. The Bank’s maximum amount of credit extended to the commercial borrower was $9,076. Charge-offs totaling $1,025 and $5,843 were recognized in 2011 and during the first nine months of 2012, respectively. Following the bankruptcy court ruling in the third quarter of 2012, management revised its loss estimate related to this relationship, which resulted in the additional provision.

Loans past due 30 to 59 days decreased to $5,497 at September 30, 2012 from $18,565 at December 31, 2011. Loans past due 60 to 89 days increased to $4,839 at September 30, 2012 from $4,315 at December 31, 2011. Loans past due 90 or more days decreased to $13,909 at September 30, 2012 from $17,571 at December 31, 2011. The decrease in loans past due is primarily due to transfers to ORE through foreclosure.

Impaired loans totaled $50,036 at September 30, 2012 compared to $44,849 at December 31, 2011, an increase of $5,187. The majority of these relationships are 1-4 family residential properties and real estate development projects that were severely impacted by the downturn in the economy and housing market. In general, the borrowers are residential developers and the collateral for the loans is raw land that was intended for development. As a result of the collapse of the housing market, lot absorption declined dramatically, reducing cash flow available to service the debt. Many of the borrowers were able to service the debt though cash reserves for a period of time, but the extended period of the economic downturn exhausted their reserve funds, rendering the loans impaired. Management has worked extensively with these borrowers to find ways to liquidate the underlying collateral or stimulate activity within the respective developments in order to avoid foreclosure and/or additional charge-offs. The relationships in this group as of September 30, 2012 will likely continue to be classified as impaired until there is significant improvement in the housing market and lot absorption improves.

Based on current market values for the collateral securing impaired loans, management has allocated $4,029 of the allowance for loan losses to these loans as of September 30, 2012 compared to $8,209 at December 31, 2011. Despite the increase in the balance of loans classified as impaired, the amount of loss management expects from that group has decreased during the first nine months of 2012.

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

Special Mention. Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2012 and December 31, 2001, based on the most recent analysis performed, the risk category of loans by segment of loans is as follows:

September 30, 2012	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$10,227	$9,775	$—	$1,038	$—
1-4 Family residential	72,487	21,955	715	12,096	—
Commercial real estate	86,902	14,232	—	9,646	—
Other real estate loans	1,456	739	—	2,992	—
Commercial, financial and agricultural	19,802	4,761	—	1,485	—
Consumer	5,670	53	23	201	—
Tax exempt	42	—	—	—	—
Other loans	662	22	—	22	—

Total	$197,248	$51,537	$738	$27,480	$—

December 31, 2011	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$18,573	$9,190	$138	$8,644	$—
1-4 Family residential	74,744	21,315	354	15,240	—
Commercial real estate	100,862	19,724	1,864	22,604	—
Other real estate loans	1,405	749	—	3,022	—
Commercial, financial and agricultural	23,565	4,961	490	1,488	—
Consumer	7,084	91	—	87	—
Tax exempt	52	—	—	—	—
Other loans	101	—	—	—	—

Total	$226,386	$56,030	$2,846	$51,085	$—

RESULTS OF OPERATIONS (Continued)

Loans graded watch or higher, excluding impaired loans, totaled $79,755 at September 30, 2012 compared to $109,961 at December 31, 2011. The decrease in classified loans is primarily attributable to management’s continued efforts to reduce problem assets. The majority of the loans that are classified are real estate loans that exhibit some of the same credit quality issues as noted for impaired loans, though the severity of the credit quality issues is not as extensive as those of impaired loans. The decrease occurred in the watch and special mention rated loans with a decrease in substandard loans resulting from loans becoming impaired or paying off during the first nine months of 2012.

As discussed previously, management’s consideration of environmental factors impact the amount of allowance for loan loss that is needed for classified and pass rated loans. The following is a discussion of some of the factors considered by management in establishing the allowance for loan losses:

The commercial real estate market has declined significantly as a result of the local and national economic recession that began during 2008 and the resulting sluggish economic conditions that have remained through the first nine months of 2012. Real estate related loans, including commercial real estate loans, residential construction and residential development and 1-4 family residential loans, comprised approximately 88% of the Company’s loan portfolio at September 30, 2012. Market conditions for residential development and residential construction have seen substantial declines due to the effects of the recession and continued weak economy on individual developers, contractors and builders. In addition, the local market, particularly in Maury County, has seen significantly weaker demand for residential housing. The historical and environmental component of the allowance has decreased in absolute dollars and as a percentage of non-impaired loans since December 31, 2011. The decrease is due to reductions in substandard loan balances resulting from loans becoming impaired or being paid off during the first nine months of 2012.

The table below illustrates changes in the AFLL ratio (the ratio, expressed as a percentage, of the allowance for loan losses to total loans) over the past five quarters and the changes in related risk metrics over the same periods:

Quarter Ended	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
AFLL Ratio	3.55%	4.25%	5.09%	5.13%	4.07%
ASC 450 allowance ratio (1)	2.74%	2.89%	3.17%	3.37%	2.57%

Specifically impaired loans (ASC 310 component)	$4,029	$6,262	$8,538	$8,209	$8,527
Historical and environmental (ASC 450-10 component)	7,595	8,409	10,275	11,337	10,235

Total allowance for loan loss	$11,624	$14,671	$18,813	$19,546	$18,762

Nonperforming loans to gross loans (2)	15.16%	15.63%	12.59%	10.96%	12.21%
Impaired loans to gross loans	15.30%	15.68%	12.44%	11.77%	13.62%
Allowance to nonperforming loans ratio	23.45%	27.18%	40.41%	46.77%	33.36%
Quarter-to-date net charge offs to average gross loans	0.29%	1.53%	0.17%	0.65%	0.24%

(1)	Historical and environmental component as a percentage of non-impaired loans.
(2)	Nonaccrual loans and loans past due 90 or more days still accruing interest, and troubled debt restructurings still accruing interest as a percentage of gross loans.

RESULTS OF OPERATIONS (Continued)

At September 30, 2012, the following loan concentrations exceeded 10% of total loans: 1-4 family residential loans, real estate construction loans, and commercial real estate. Management does not believe that this loan concentration presents an abnormally high risk. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions. The terms of the Consent Order require the Bank to reduce its concentration of construction and development loans within 120 days of the Consent Order. The Company was unable to reduce the concentrations within that timeframe and as a result has submitted a written plan, which was approved by the FDIC, indicating how the concentration ratios will be improved.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

The following table presents information regarding loans included as nonaccrual and troubled debt restructurings and the gross income that would have been recorded in the nine month and three month periods ended September 30, 2012 and 2011 if the loans had been current:

	Nine months ended		Three months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Nonaccrual interest	$3,370	$2,732	$48	$(32)
Troubled debt restructurings interest	183	240	49	102

Noninterest Income

Total noninterest income for the first nine months of 2012 was $4,767, an increase of $2,145, or 81.8% from $2,622 for the same period in 2011. The increase is due to a gain on sale of deposits of $1,466 as part of the Bank’s sale of its Murfreesboro, Tennessee branch location and a gain on sale of securities available for sale of $1,215, which was partially offset by decreases in a gain on sale of loans, investment service income, and service charges on deposit accounts.

The gain on sale of loans is comprised of two main components, secondary market sales of traditional single family mortgages and sales of Small Business Association (“SBA”) guaranteed commercial loans. Income recognized from sales of traditional single family mortgages totaled $137 for the first nine months of 2012 compared to $175 for the same period in 2011. The decrease is due to a decline in demand for mortgage loans during 2012 compared to the same period in 2011. No income was recognized from sales of SBA guaranteed commercial loans in the first nine months of 2012, compared to $289 for the same period in 2011, because the Bank no longer participates in the SBA program.

Investment service income for the first nine months of 2012 was $80, a decrease of $123, or 60.6% from $203 for the same period in 2011. The decrease in investment service income is a result of a cut back in the size of the Bank’s investment services department from three agents to one.

Total noninterest income for the three months ended September 30, 2012 was $1,390, an increase of $664, or 91.5% from $726 for the same period in 2011. The increase is due to a gain on sale of securities available for sale of $686 that occurred in the third quarter of 2012, which was partially offset by decreases in a gain on sale of loans, investment service income, and service charges on deposit accounts, similar to factors noted above.

RESULTS OF OPERATIONS (Continued)

The table below shows noninterest income for the nine month and three month periods ended September 30, 2012 and 2011.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Service charge on deposit accounts	$1,256	$1,380	$433	$461
Gain on sale of loans	137	464	36	46
Gain on sale of branch	1,466	—	—	—
Gain on sale of securities available for sale	1,215	—	686	—
Other:
Investment service income	80	203	29	38
Check printer income	20	19	7	6
Safe deposit box rental	23	23	7	7
Credit life insurance commissions	5	6	3	2
Bank Owned Life Insurance income	218	221	73	75
ATM income	91	96	29	30
Other customer fees	41	49	12	15
Other equity investment income	26	2	19	—
Other service charges, commissions and fees	189	159	56	46

Total noninterest income	$4,767	$2,622	$1,390	$726

Noninterest Expense

Noninterest expense for the first nine months of 2012 was $13,618, a decrease of $6,015, or 30.6% from the same period in 2011. The decrease is primarily due to a decrease in securities impairment loss and also due to reductions in salaries and employee benefits, furniture and equipment expense, advertising and public relations, and occupancy expense. The decrease was partially offset by increases in loan expense and other real estate expense.

During 2011 and through the first nine months of 2012, management has been focused on reducing noninterest expenses wherever possible. Those efforts have resulted in reductions in several expense categories. The most significant impact stems from the lack of any securities impairment loss incurred in the first nine months of 2012 compared to $5,000 incurred in the same period of 2011.

Salaries and employee benefits expense decreased $840 to $5,479 for the first nine months of 2012 compared to $6,319 for the same period in 2011. The reduction in expense is primarily due to the sale of the Bank’s Murfreesboro, Tennessee branch location, and also to management’s decision not to replace positions that became vacant through normal attrition. Further reductions in salaries and employee benefits expense is expected beginning in the fourth quarter of 2012 resulting from a reduction in workforce implemented in October 2012.

In the first nine months of 2012, advertising and public relations expense totaled $158, a decrease of $117 or 42.5% from $275 for the same period in 2011. The decrease is due to management’s efforts to reduce noninterest expenses and reflect changes in the Bank’s marketing plan.

Furniture and equipment expense totaled $403 in the first nine months of 2012, a decrease of $160 or 28.4% from $563 for the same period in 2011. The decrease is primarily due to reductions in depreciation expense. The decrease in depreciation expense is due to several pieces of equipment becoming fully depreciated during 2011, resulting in lower depreciation expense in 2012, the sale of the Bank’s Murfreesboro, Tennessee branch location, and the transfer of assets to held for sale related to the pending sale of the Cool Springs Branch.

RESULTS OF OPERATIONS (Continued)

Occupancy expense totaled $964 in the first nine months of 2012, a decrease of $191 or 16.5% from $1,155 for the same period in 2011. The decrease is primarily due to reductions in building and land improvement depreciation expense. The decrease in depreciation expense is due to the sale of the Bank’s Murfreesboro, Tennessee branch location and the transfer of assets to held for sale related to the pending sale of the Cool Springs Branch.

Loan expense totaled $357 in the first nine months of 2012, an increase of $195 or 120.4% from $162 for the same period in 2011. The increase in loan expense is primarily due to increased collection efforts on problem loans.

Other real estate expense totaled $1,707 in the first nine months of 2012, an increase of $218, or 14.6% from $1,489 for the same period in 2011. The increase in other real estate expense is primarily due to an increase in property taxes, repairs and maintenance.

Noninterest expense for the three months ended September 30, 2012 was $4,529, a decrease of $5,183, or 53.4% from $9,712 for the same period in 2011. The decrease is due to reductions in securities impairment loss, salaries and employee benefits, furniture and equipment expense, advertising and public relations, and occupancy expense, offset by increases in loan expense and other real estate expense, similar to the factors noted above for the nine month period.

RESULTS OF OPERATIONS (Continued)

The table below shows noninterest expense for the nine month and three month periods ended September 30, 2012 and 2011:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Salaries and employee benefits	$5,479	$6,319	$1,771	$1,967
Securities impairment loss	—	5,000	—	5,000
Regulatory and compliance	1,070	994	328	258
Occupancy	964	1,155	326	398
Furniture and equipment	403	563	136	186
Data processing fees	890	715	277	300
Advertising and public relations	158	275	58	82
Operational expense	297	523	95	102
Other real estate expense	1,707	1,489	679	511
Other:
Loan expense	357	162	95	71
Legal	313	199	141	94
Audit and accounting fees	336	359	92	105
Postage and freight	235	260	69	85
Director expense	151	179	48	68
ATM expense	408	424	137	152
Amortization of intangible asset	159	183	53	61
Other insurance expense	278	176	93	60
Printing	75	88	27	32
Other employee expenses	71	116	27	25
Dues & memberships	49	63	14	21
Miscellaneous charge-off (recovery)	1	—	—	1
Miscellaneous taxes and fees	38	48	7	7
Federal Reserve and other bank charges	39	37	12	14
Other	140	306	44	112

Total noninterest expense	$13,618	$19,633	$4,529	$9,712

Income Taxes

The Company recorded no tax expense during the first nine months of 2012 and 2011. During 2010, the Company established a valuation allowance against all of its deferred tax assets and has maintained that valuation allowance through the first nine months of 2012. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. Because the Company has recorded a valuation allowance against its deferred tax assets, any deferred tax benefit or expense will be offset by a corresponding increase or decrease, respectively, to the valuation allowance. Until the reversal of the deferred tax valuation allowance, tax benefit or expense from current year operations is expected to be nominal.

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

The Bank’s primary uses of cash are lending to its borrowers and investing in securities and short-term interest-earning assets. During 2011, regular loan repayments outpaced loan demand, resulting in a decrease in gross loans and contributing to the increase in cash and cash equivalents. During the first nine months of 2012, this trend continued. Management anticipates loan demand to remain weak during the remainder of 2012, likely resulting in further decreases in gross loans. As such, loan repayments are likely to be a significant source of cash for the remainder of 2012.

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

LIQUIDITY AND CAPITAL RESOURCES (Continued)

The sale of the Bank’s Murfreesboro, Tennessee branch location on March 30, 2012 resulted in a gain of $1,466. This gain contributed to the improvement in the Bank’s capital during the first nine months of 2012. Despite the improvement during the first nine months of 2012, the Bank’s capital levels as of September 30, 2012 remained significantly below those that the Bank agreed to achieve by December 31, 2011 under the terms of the Consent Order. Based on September 30, 2012 levels of average assets and risk-weighted assets, the required amount of additional Tier 1 capital necessary for the Bank to meet the requirements of the Consent Order was approximately $15,314 which would also satisfy the total capital requirement. As a result, and because the Company does not have cash available to contribute to the Bank in an amount sufficient to enable the Bank to achieve the capital levels it committed to maintain in the Consent Order, the Company will continue to seek additional alternatives beyond the sale of the Cool Springs Branch described elsewhere (including the issuance of common stock) to raise capital in order to assist the Bank in meeting its required capital levels under the Consent Order and the Company in meeting its required capital levels under the Written Agreement. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company. This change in control would likely qualify as a change in control under the IRS’s regulations related to the preservation of net operating loss carryforwards causing the Company to likely forfeit this benefit. The loss of this benefit would not cause the Company to recognize a cash charge, but rather would eliminate the benefit that the Company would otherwise be able to utilize to offset future year’s profits, if any, to reduce the Company’s tax liability.

As of September 30, 2012, we believe that the Bank is in compliance with all provisions of the Consent Order that were required to be completed by September 30, 2012, with the exception of attaining the regulatory capital ratios and loan concentration ratios required by the Consent Order. In accordance with the terms of the Consent Order, the Company has submitted a capital plan with the objective of attaining the minimum capital ratios required by the Consent Order. The Company has also submitted a written plan to reduce the Bank’s loan concentrations. The FDIC has reviewed and accepted both plans. In addition to the capital plan and concentration reduction plan, all other plans required by the Consent Order have been submitted and approved by the FDIC.

As a result of entering into the Consent Order, the Bank is subject to additional limitations on its operations including accepting, rolling over, or renewing brokered deposits, which could adversely affect the Bank’s liquidity and/or operating results. In addition, the Bank is limited, as a result of its condition, in its ability to pay more than de minimis severance payments to its employees and must receive the consent of the FDIC and the Department to appoint new officers or directors. The Bank is also limited from paying deposit rates above national rate caps published weekly by the FDIC, unless the Bank is determined to be operating in a high-rate market area. On December 1, 2011, the Bank received notification from the FDIC that it is operating in a high-rate environment, which allows the Bank to pay rates higher than the national rate caps, but continues to limit the Bank to rates that do not exceed the prevailing rate in the Bank’s market by more than 75 basis points.

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

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company would not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its Common or Preferred Stock and the Company’s subsidiaries may not pay dividends on the subsidiaries’ Common or Preferred Stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the Preferred Stock issued to the U.S. Treasury under the CPP beginning in the second quarter of 2011. At September 30, 2012, the Company has $2,580 of interest accrued on its subordinated debentures for which payment is being deferred. In addition, the Company has accumulated $1,577 in deferred dividends on its Preferred Stock. The Bank’s subsidiary Community First Properties, Inc. suspended payment of its dividends on its preferred stock beginning with the dividend payment due December 31, 2011. At September 30, 2012, Community First Properties, Inc. has $16 of preferred stock dividends accrued for which payment is being deferred.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

On April 19, 2012, the Company entered into the Written Agreement with the FRB. The Written Agreement replaces the board resolution adopted by the Board of Directors on January 18, 2011. Under the terms of the Written Agreement, the Company has agreed to, among other things, take the following actions:

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

As of September 30, 2012 all of the plans required to be submitted to the FRB have been submitted and approved. Management believes that the Company is in full compliance with the requirements of the Written Agreement as of September 30, 2012.

At September 30, 2012, we had unfunded loan commitments outstanding of $25,380 and unfunded letters of credit of $2,658. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If we needed to fund these outstanding commitments, we have the ability to liquidate federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, we could sell participations in these or other loans to correspondent banks.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

At September 30, 2012 and December 31, 2011, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered “well-capitalized” under the Federal Reserve Board’s prompt corrective action guidelines and the ratios required by the Consent Order were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions		Required by terms of Consent Order with FDIC
September 30, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$36,948	10.62%	$27,842	8.00%	$34,802	10.00%	$41,763	12.00%
Consolidated	19,853	5.70%	27,886	8.00%	34,858	10.00%	N/A	N/A
Tier I Capital to risk weighted assets
Community First Bank & Trust	$32,508	9.34%	$13,921	4.00%	$20,881	6.00%	$34,802	10.00%
Consolidated	10,271	2.95%	13,943	4.00%	20,915	6.00%	N/A	N/A
Tier I Capital to average assets
Community First Bank & Trust	$32,508	5.78%	$22,505	4.00%	$28,131	5.00%	$47,822	8.50%
Consolidated	10,271	1.82%	22,571	4.00%	N/A	N/A	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Required by terms of Consent Order with FDIC
December 31, 2011	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$36,229	8.51%	$34,044	8.00%	$42,555	10.00%	$51,066	12.00%
Consolidated	20,662	4.85%	34,102	8.00%	42,627	10.00%	N/A	N/A
Tier I Capital to risk weighted assets
Community First Bank & Trust	$30,734	7.22%	$17,022	4.00%	$25,533	6.00%	$42,555	10.00%
Consolidated	10,105	2.37%	17,051	4.00%	25,576	6.00%	N/A	N/A
Tier I Capital to average assets
Community First Bank & Trust	$30,734	4.92%	$25,011	4.00%	$31,263	5.00%	$53,147	8.50%
Consolidated	10,105	1.61%	25,072	4.00%	N/A	N/A	N/A	N/A

At its current capital ratios, the Bank is considered “well capitalized”; however, the Bank will continue to be considered “adequately capitalized” until termination of the Consent Order. The Company’s capital ratios are below what is required to be considered “adequately capitalized”.

Management continually monitors the Bank’s sources and uses of cash in order to plan for future liquidity needs. The Bank’s most potentially volatile funding liabilities include brokered deposits and national market time deposits. The Bank has reduced its reliance on these funding sources during the first nine months of 2012 and it continues to do so as part of management’s efforts to utilize the Bank’s excess liquidity. Brokered deposits totaled $14,380 at September 30, 2012 compared to $25,124 at December 31, 2011. National market CDs totaled $43,295 at September 30, 2012 compared to $57,071 at December 31, 2011.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management uses a gap simulation model that takes cash flows into consideration. These include mortgage-backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and negotiable order of withdrawal (“NOW”) accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing our pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest-bearing deposits that is actually repriceable within a year. Our cumulative one year gap position at December 31, 2011, was 1.27% of total assets. Our policy states that our one-year cumulative gap should not exceed 15% of total assets.

At September 30, 2012, $358,816 of $559,189 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year totaled $228,046, or 64.9% of total loans, including loans held for sale at September 30, 2012. As of September 30, 2012, we had $252,700 in time deposits maturing or repricing within one year.

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

September 30, 2012
Basis Point Change	+200bp	+100bp	-100bp	-200bp

Increase (decrease) in net interest income	8.37%	4.31%	(7.59%)	(16.10%)

December 31, 2011
Basis Point Change	+200bp	+100bp	-100bp	-200bp

Increase (decrease) in net interest income	8.36%	3.60%	(5.07%)	(12.89%)

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

September 30, 2012
Basis Point Change	+200bp	+100bp	-100bp	-200bp

Increase (decrease) in equity at risk	4.66%	4.28%	1.91%	9.46%

December 31, 2011
Basis Point Change	+200bp	+100bp	-100bp	-200bp

Increase (decrease) in equity at risk	9.09%	6.25%	(2.83%)	7.38%

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

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011 except as set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As described above, because the Company is currently deferring the payment of interest on its outstanding subordinated debentures, the Company is not currently permitted to pay dividends on its outstanding shares of Senior Preferred or Warrant Preferred stock issued to the U.S. Treasury pursuant to the CPP. The Company has not paid these dividends since the dividend payment on February 15, 2011. The total amount of dividends due but unpaid on the Senior Preferred and Warrant Preferred shares as of the date of this report is $1,577.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1	Purchase and Assumption Agreement, dated September 17, 2012, by and between First Citizens National Bank and Community First Bank & Trust, Incorporated by reference herein to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2012,

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community First, Inc.
(Registrant)

November 13, 2012	/s/ Louis E. Holloway
(Date)	Louis E. Holloway, President and Chief Executive Officer

November 13, 2012	/s/ Jon Thompson
(Date)	Jon Thompson, Chief Financial Officer