Form 10-K
period 2012-12-31
COMMUNITY FIRST INC
filed 2013-03-15
CIK 1179500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on June 30, 2012 was approximately $19,640,018. There were 3,274,405 of Common Stock outstanding on March 15, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2013 Annual Meeting of Shareholders, currently scheduled to be held on May 22, 2013, are incorporated by reference into Part III of this Annual Report on Form 10-K.

COMMUNITY FIRST, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2012

i

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements made herein, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors,” in this document and the following:

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	greater than anticipated deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Maury MSA;

•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions or regulatory development;

•	the inability to meet the requirements of our regulatory orders and agreements, which we and our Bank subsidiary are subject to;

•	failure to maintain capital levels above levels required by banking regulations or commitments or agreements we make with our regulators;

•

the inability to comply with regulatory capital requirements, including those resulting from currently proposed changes to capital calculation methodologies and require capital maintenance levels and to secure any required regulatory approvals for capital actions;

•	the continued reduction of our loan balances, and conversely the inability to ultimately grow our loan portfolio;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	continuation of the historically low short-term interest rate environment;

•	the ability to retain large, uninsured deposits with the expiration of the Federal Deposit Insurance Corporation’s (“FDIC”) transaction account guarantee program;

•	rapid fluctuations or unanticipated changes in interest rates;

•	any activity that would cause us to conclude that there was impairment of any asset, including goodwill or any other intangible asset;

•	our recording a further valuation allowance related to our deferred tax asset;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

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

•

the impact of governmental restrictions on entities participating in the United States Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program (the “CPP”) or the sale by the U.S. Treasury of the preferred securities of ours that it owns;

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

PART I

ITEM 1. BUSINESS

Unless this Form 10-K indicates otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “the Company” or “Community First” as used herein refer to Community First, Inc. and its subsidiaries, including Community First Bank & Trust, which we sometimes refer to as “the Bank,” “our Bank” or “our Bank subsidiary”.

(Dollar amounts in thousands, except per share data)

General

Community First, Inc. is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and became so upon the acquisition of all the voting shares of the Bank on August 30, 2002. An application for the bank holding company was approved by the Federal Reserve Bank of Atlanta (the “FRB”) on August 6, 2002. The Company was incorporated under the laws of the State of Tennessee as a Tennessee corporation on April 9, 2002.

The Bank commenced business on May 18, 1999 as a Tennessee-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation’s (the “FDIC”) Deposit Insurance Fund (the “DIF”). The Bank is primarily regulated by the Tennessee Department of Financial Institutions (the “Department”) and the FDIC. The Bank’s sole subsidiary is Community First Properties, Inc. (“Properties”), a Maryland corporation which was established as a real estate investment trust (“REIT”) pursuant to Internal Revenue Service regulations but which terminated its REIT election effective March 30, 2012. On March 30, 2012, the Company dissolved two of the Bank’s previously existing subsidiaries, Community First Title, Inc., a Tennessee corporation, and CFBT Investments, Inc., a Nevada corporation. The assets of these two subsidiaries were distributed to the Bank. The Bank conducts a wide range of banking activities and its principal business is to accept demand and saving deposits from the general public and to make residential mortgage, commercial, and consumer loans.

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

The Company conducts banking activities from the main office and three branch offices in Columbia, Tennessee, one branch office in Mount Pleasant, Tennessee, one branch office in Centerville, Tennessee, one branch office in Lyles, Tennessee and one branch office in Thompson Station, Tennessee. The Company also operates six automated teller machines in Maury County, one automated teller machine in Williamson County, Tennessee and two automated teller machines in Hickman County, Tennessee. On December 28, 2011, the Bank entered into a Purchase and Assumption Agreement with Southern Community Bank (“Southern Community”), pursuant to which the Bank has agreed to sell certain of its loans and deposits of its Murfreesboro branch location to Southern Community. The transaction was closed on March 30, 2012. On February 9, 2012, the Bank entered into a Purchase and Assumption Agreement with CapStar Bank, pursuant to which the Bank has agreed to sell certain of its loans and deposits of its Franklin, Tennessee branch location to CapStar Bank. The transaction with CapStar Bank was terminated on June 19, 2012 by mutual agreement with no payments or penalties due between the parties. On September 17, 2012 the Bank entered into a purchase and assumption agreement with First Citizens National Bank (“First Citizens”), pursuant to which the Bank agreed to sell certain of its assets and liabilities of its Franklin, Tennessee branch location to First Citizens. The transaction with First Citizens was completed on December 7, 2012. Information regarding the sale of the Murfreesboro branch and the Franklin branch is discussed in detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-K.

The Company is a bank holding company and its assets consist primarily of its investment in the Bank. The Company provides a wide range of financial services through the Bank. At December 31, 2012, the Company’s consolidated total assets were $510,715, its consolidated net loans, including loans held for sale, were $298,035, its total deposits were $448,946, and its total shareholders’ equity was $10,336. At December 31, 2011, consolidated total assets were $616,773, the Company’s consolidated net loans, including loans held for sale, were $420,049, its total deposits were $555,037, and its total shareholders’ equity was $9,575. At December 31, 2010, the Company’s consolidated total assets were $667,380, its consolidated net loans, including loans held for sale, were $493,089, its total deposits were $595,069, and its total shareholders’ equity was $22,761.

Loans

We make secured and unsecured loans to individuals, partnerships, corporations, and other business entities within the Middle Tennessee area. Our loan portfolio consists of commercial, financial and agricultural loans, residential and commercial mortgage loans, and consumer loans. Our legal lending limits under applicable regulations (based upon the legal lending limits of 25% of capital and surplus) were $8,777 as of December 31, 2012.

Commercial loans are made primarily to small and medium-sized businesses. Some of these loans are guaranteed by U.S. Government entities such as the U.S. Small Business Administration and the U.S. Department of Agriculture as well as on a conventional basis. These loans are secured and unsecured and are made available for general operating inventory and accounts receivables as well as for real estate construction and development as well as any other purposes considered appropriate. We will generally look to a borrower’s business operations as the principal source of repayment, but will also receive, when appropriate, a security interest in personal property and/or personal guarantees. In addition, the majority of commercial loans that are not mortgage loans are secured by a lien on equipment, inventory, and/or other assets of the commercial borrower, or, in the case of real estate construction and development loans, the underlying real property.

Commercial lending (including commercial real estate lending) involves more risk than residential real estate lending because loan balances are larger and repayment is dependent upon the borrower’s operations. We attempt to minimize the risks associated with these transactions by generally limiting our exposure to owner-operated properties of customers with an established profitable history. In many cases, risk can be further reduced by limiting the amount of credit to any one borrower to an amount less than our legal lending limit and avoiding types of commercial real estate financing considered risky.

We originate residential mortgage loans with either fixed or variable interest rates. Our general policy is to sell most fixed rate loans in the secondary market. This policy is subject to review by management and may be revised as a result of changing market and economic conditions and other factors. We do not retain servicing rights with respect to residential mortgage loans that we originate and sell into the secondary market. Typically, all of our residential real estate loans are secured by a first lien on the real estate. Also, we offer home equity loans, which are secured by junior liens on the subject residence.

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

Lending Policies

While the ultimate authority to approve loans rests with the Board of Directors, lending authority is delegated by the Board of Directors to the loan officers and Loan Committee. Loan officers, each of whom are limited as to the amount of secured and unsecured loans that he or she can make to a single borrower or related group of borrowers, report to either the Bank’s Chief Credit Officer, Jim Bratton, or Retail Branch Administrator, Janice Simpson. Louis Holloway, the President of our Bank, chairs the Loan Committee. The Chief Credit Officer of the Bank also serves as Vice Chairman of the Loan Committee. Lending limits of individual loan officers are documented in the Bank’s Loan Policy and Procedures and are approved by the Board of Directors. Loan officers discuss with the Chief Credit Officer, Retail Branch Administrator or President any loan request that exceeds their individual lending limit. The loan must have approval from the Bank’s President, Chief Credit Officer, Retail Branch Administrator, or the Loan Committee as required by Loan Policy and Procedures. The President and the Chief Credit Officer have lending authority on secured and unsecured loans up to $1,000,000, and the Retail Branch Administrator has lending authority on secured loans up to $150,000.

Our policies provide written guidelines for lending activities and are reviewed periodically by the Board of Directors. The Board of Directors recognizes that, from time to time, it is in the best interests of the Company to deviate from the established, written credit policy and have established guidelines for granting exceptions to the policy. Situations in which such exceptions might be granted include the waiving of requirements for independent audited financial statements when a comfort level with respect to the financial statements of the borrower can be otherwise obtained and when it is deemed desirable to meet the terms offered by a competitor.

We seek to maintain a diversified loan portfolio, including secured and unsecured consumer loans, secured loans to individuals for business purposes, secured commercial loans, secured agricultural production loans, and secured real estate loans. Our primary trade area lies in the counties of Middle Tennessee, with the primary focus in Maury, Williamson, and Hickman Counties. The Loan Committee must approve all out-of-trade area loans.

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

Loan Review and Nonperforming Assets

We have an internal loan review system to determine deficiencies and corrective action to be taken. Loans are graded as follows:

GRADE 1 – EXCELLENT— Loans in this category are to persons or entities with strong balance sheets and highly liquid financial positions, with stable earnings. Guarantors have substantial net worth, are highly liquid, with strong earnings. Collateral is liquid and well margined. These borrowers have exceptional/top quality management if they are entities, have performed without question on past obligations, and the Bank expects their performance to continue. Internally generated cash flow covers current maturities of long-term debt by a substantial margin.

GRADE 2 – GOOD—These are loans to persons or entities with solid balance sheets and reasonable liquidity with good earnings. Guarantors have strong net worth, good liquidity and earnings. Collateral securing the Bank’s debt is at 60 percent or less of the advance rate. These borrowers have strong, high quality management and have previously handled their obligations with the Bank satisfactorily. Internally generated cash flow covers current maturities of long-term debt more than adequately.

GRADE 3 – ACCEPTABLE—Loans in this category are to persons or entities with good balance sheets, acceptable liquidity and earnings. Guarantors have reasonable net worth, liquidity and earnings. Collateral is acceptable and is at or below policy advance rates. These borrowers, if they are entities, have acceptable, good quality management and have handled previous obligations with the Bank substantially within terms. Cash flow is adequate to service long-term debt. These entities are minimally profitable now, with projections indicating continued profitability into the foreseeable future. Closely held corporations or businesses where a majority of the profits are withdrawn by the owners or paid in dividends are included in the rating category. Overall, these loans are basically sound.

GRADE 4 – PASS/WATCH—Loans rated “Pass/Watch” warrant more than the normal level of supervision and may warrant formal quarterly reporting to management due to strain on the borrower.

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

GRADE 5 – SPECIAL MENTION—Assets which are currently protected but have potential weaknesses which, if not corrected, may inadequately protect the Bank’s credit position at some future date. Credit factors are apparent which warrant a Special Mention rating as an indication to management that special attention is needed. Assets with actual, well-defined weaknesses receive a more severe rating. Special Mention loans are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.

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

GRADE 6 – SUBSTANDARD—Loans which are inadequately protected by the current sound worth and paying capacity of the obligor or pledged collateral, if any. Loans so classified must have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

General Characteristics

•	Loss potential, while existing in the aggregate amount of substandard assets, does not have to exist in individual assets classified substandard.

•	Collection of all principal from collateral would be questionable in liquidation.

•	Loans where borrowers, endorsers or guarantors exhibit a questionable capacity and/or willingness to liquidate the credit at maturity or to reduce it in accordance with repayment agreement.

•	Loans requiring a substantial amount of servicing and monitoring.

•	Loans to borrowers with cash flow deficiencies which jeopardize future loan payments.

GRADE 7 – DOUBTFUL—Loans classified Doubtful have all the weaknesses inherent in ones classified substandard with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

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

•	Loans where borrowers, endorsers or guarantors exhibit an incapacity and/or unwillingness to liquidate the credit in accordance with repayment agreement.

•	Loans which will require the utmost attention to salvage.

GRADE 8 – LOSS—Loans that are considered uncollectible and of such little value, that their continuance as bankable assets is not warranted. This classification does not mean that the loan has absolutely no recovery or salvage value, but rather, it is not practical or desirable to defer writing off this basically worthless asset even though partial recovery may be affected in the future.

General Characteristics

•	Loans with no clearly defined source of repayment.

•

Loans where collateral support is non-existent or negligible, and/or a financial condition and profit record of the borrowers, endorsers or guarantors which indicate the lack of ability to liquidate the debt.

•	Loans where borrowers, endorsers or guarantors exhibit an unwillingness to liquidate the debt.

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

Asset/Liability Management

A committee composed of certain officers and directors of the Bank is responsible for managing the assets and liabilities. The chairperson of the committee is the Chief Financial Officer, Jon Thompson. This committee attempts to manage asset growth, liquidity and capital in order to maximize income and reduce interest rate risk. The committee directs our overall acquisition and allocation of funds. The committee reviews and discusses our assets and liability funds budget in relation to the actual flow of funds. This committee also reviews and discusses peer group comparisons; the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities; the ratio of allowance for loan losses to outstanding and nonperforming loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specific categories, regulatory changes, monetary policy adjustments, and the overall state of the local and national economies.

Investment Policy

Our investment portfolio policy is designed to provide guidelines by which the funds not otherwise needed to meet loan demand of our market area can best be invested to meet fluctuations in the loan demand and deposit structure. The Chief Financial Officer, Jon Thompson, also serves as Investment Officer. We seek to balance the market and credit risk against the potential investment return, make investments compatible with the pledging requirements of our deposits of public funds, maintain compliance with regulatory investment requirements, and assist the various local public entities with their financing needs. Our investment policy is reviewed annually by the Investment Committee, chaired by Director Randy Maxwell, and by the Board of Directors.

Customers

In the opinion of management, there is no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on our business. As of December 31, 2012, we had a total of 110 lending relationships that represent exposure to us of at least $500. We believe that the loss of one of these relationships or an affiliated group of relationships, while significant, would not materially impact our performance.

Competition and Seasonality

The banking business is highly competitive. Our primary market area consists of Maury, Williamson, and Hickman Counties in Tennessee. We compete with numerous commercial banks and savings institutions with offices in these market areas. In addition to these competitors, we compete for loans with insurance companies, regulated small loan companies, credit unions, and certain government agencies. We also compete with numerous companies and financial institutions engaged in similar lines of business, such as mortgage banking companies, brokerage companies, investment banking firms and lending companies. Some of our competitors have significantly greater financial resources and offer a greater number of branch locations. To offset this advantage of our larger competitors, the Company focuses on providing superior customer service and tailors its products and services to the specific market segments that we serve. The Company does not experience significant seasonal trends in its operations.

Employees

As of December 31, 2012, we had 116 full-time equivalent employees and 120 total employees. The Company plans to continue to hire additional employees as necessary to meet the demands of its customers. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement, and the Company believes that its employee relations are in good standing.

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

The Preferred Stock qualifies as Tier 1 capital under current regulatory guidelines and pays cumulative dividends (i) with respect to the Series A Preferred Stock, at a rate of 5% per annum for the first five years following issuance and 9% per annum thereafter, and (ii) with respect to the Series B Preferred Stock, at a rate of 9% per annum. Dividends are payable on the Preferred Stock quarterly and are payable on February 15, May 15, August 15 and November 15 of each year. If the Company fails to pay a total of six dividend payments on either the Series A Preferred Stock or the Series B Preferred Stock, whether or not consecutive, holders of the series of Preferred Stock on which such dividends have not been paid shall be entitled, voting together with the other series of Preferred Stock and any other series of voting parity stock, to elect two directors to the Company’s Board of Directors until the Company has paid all such dividends that it had failed to pay. As a result of the Company’s deteriorating financial condition, at the request of the Federal Reserve Bank of Atlanta (the “FRB”), we informally agreed, through a board resolution adopted by the Board of Directors on January 18, 2011, that we would not, among other things, pay dividends on the Preferred Stock we have sold to the U.S. Treasury without the prior approval of the FRB. Beginning with the dividend payment due on May 15, 2011, we have been unable to secure the approval of the FRB to pay dividends on the Series A Preferred Stock or Series B Preferred Stock. Since we have now missed six dividend payments, the U.S. Treasury has the right to elect two directors to our Board of Directors.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act – On July 21, 2010, the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far-reaching provisions do not directly apply to community-based institutions like the Company or the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Company either because of exemptions for institutions below a certain asset size or because of the nature of the Company’s operations. Those provisions that have been adopted or are expected to be adopted have impacted and will continue to impact the Company include the following:

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

•	Applying the same leverage and risk based capital requirements that apply to insured depository institutions to holding companies;

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

Supervision by the Federal Reserve Board – The Company is a bank holding company registered under the provisions of the federal Bank Holding Company Act of 1956, as amended (the “BHC Act”), and consequently is subject to examination by the Board of Governors of the Federal Reserve System (the “FRS”).

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

On April 19, 2012, the Company entered into a written agreement (the “Written Agreement”) with the FRB. The terms of the Written Agreement replaced the board resolution adopted by the Board of Directors on January 18, 2011. Under the terms of the Written Agreement, the Company agreed to, among other things, take the following actions:

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

In addition, under the terms of the Written Agreement, the Company has agreed to, among other things:

•	Refrain from declaring or paying any dividends without prior approval of the FRB;

•	Not directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank without prior approval;

•	Not (along with the Company’s nonbank subsidiary) make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior approval;

•	Not (along with the Company’s non-bank subsidiaries) directly or indirectly incur, increase, or guarantee any debt without prior approval; and

•	Not directly or indirectly purchase or redeem any shares of its stock without prior approval.

As of December 31, 2012, all of the plans required to be submitted to the FRB have been submitted and approved. Management believes that the Company is in full compliance with the requirements of the Written Agreement as of December 31, 2012.

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

Tennessee Supervision and Regulation – As a Tennessee-chartered commercial bank, the Bank is subject to various state laws and regulations which limit the amount that can be loaned to a single borrower, the type of permissible investments, and geographic expansion, among other things. The Bank must submit an application and receive the approval of the Department before opening a new branch office or merging with another financial institution. The Department regularly examines state chartered banks like the Bank and in connection with its examinations may identify matters necessary to improve a bank’s operation in accordance with principles of safety and soundness. Any matters identified in such examinations are required to be appropriately addressed by the bank being examined and may include maintaining capital at levels above those required by federal statutory provisions to be considered well capitalized and not paying dividends without the prior approval of the Commissioner of the Department. On September 20, 2011, the Bank consented to the issuance of a consent order (the “Consent Order”) by the FDIC. The Consent Order replaces the memorandum of understanding (“MOU”) that the Bank had entered into with the FDIC on October 19, 2010. Under the terms of the Consent Order, the Bank has agreed to, among other things, take the following actions:

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

On March 14, 2013, the Bank entered into a written agreement with the Tennessee Department of Financial Institutions (the “Department”), the terms of which are substantially the same as those of the Consent Order, including as to required minimum levels of capital that the Bank must maintain.

The Bank’s capital levels as of December 31, 2011 were below those that the Bank agreed to achieve by that date under the terms of the Consent Order. At December 31, 2012, the Bank’s Tier 1 risk-based capital ratio and its total risk-based capital ratio exceeded those levels that the Bank committed to maintain in the Consent Order, but its Tier 1 leverage capital ratio remained below the level required by the Consent Order. Based on December 31, 2012 levels of average assets and risk-weighted assets, the required amount of additional Tier 1 capital necessary to meet the requirements of the Consent Order was approximately $11,091 which would also satisfy the total capital requirement. As a result of entering into the Consent Order, the Bank is subject to additional limitations on its operations including a prohibition on paying interest on deposits above national rate caps and accepting rolling over or renewing brokered deposits, which could adversely affect the Bank’s liquidity and/or operating results. The Bank is also limited, as a result of its condition, in its ability to pay severance payments to its employees and must receive the consent of the FDIC and the Department to appoint new officers or directors.

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

Dividends – The Company is a legal entity separate and distinct from the Bank. The principal source of the Company’s revenues however, is from dividends declared by the Bank. Under Tennessee law, the Bank can only pay dividends in an amount equal to or less than the total amount of its net income for that calendar year combined with retained net income of the preceding two (2) years. Payment of dividends in excess of this amount requires prior approval by the Commissioner of the Department. The Bank’s ability to pay dividends also may depend on its ability to meet minimum capital levels established from time to time by the FDIC. Under such regulations, FDIC-insured state banks are prohibited from paying dividends, making other distributions or paying any management fee to a parent if, after such payment, the bank would fail to have a risk-based Tier 1 capital ratio of 4%, a risk-based total capital ratio of 8% and a Tier 1 leverage capital ratio of 4%. The Bank’s ability to pay dividends to the Company may also be limited by limitations imposed on the Bank by the FDIC or the Department, including both formal and informal actions like the Consent Order and the written agreement that the Bank entered into with the Department, both of which prohibits the Bank from paying dividends to the Company without the prior consent of the FDIC and/or the Department.

Under Tennessee law, the Company may pay common stock dividends if, after giving effect to the dividends, the Company can pay its debts as they become due in the ordinary course of business and the Company’s total assets exceed its total liabilities. The payment of dividends by the Company also may be affected or limited by certain factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank holding company or a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may take various supervisory actions to prevent such action, including a cease and desist order prohibiting such practice. At the request of the FRB, the Board of Directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company would not, among other things, incur additional debt, pay dividends on any of its common stock or preferred stock, or redeem treasury stock without approval from the FRB. The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. In the first quarter of 2011, the FRB granted the Company permission to pay the dividends on its Preferred Stock that were due on February 15, 2011, but denied the Company permission to make interest payments on its subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the indentures governing the subordinated debentures provide that the Company cannot pay any dividends on its Common Stock or Preferred Stock. Accordingly, the Company was required to suspend its dividend payments on its Preferred Stock beginning in the second quarter of 2011. Consequently, at December 31, 2012, the Company had $2,933 of interest accrued on its subordinated debentures for which payment is being deferred. In addition, the Company had accumulated $1,822 in deferred dividends on the shares of Preferred Stock it had sold to the U.S. Treasury under the TARP Capital Purchase Program (“CPP”). Under the terms of the CPP, failure to pay dividends for six dividend periods triggers the U.S. Treasury’s right to elect two directors to an institution’s board. Since the Company has deferred payments of dividends on its Preferred Stock for more than six quarters, the U.S. Treasury now has the right to elect up to two directors to the Company’s board of directors.

Additionally, because the Company has deferred the payment of interest on its subordinated debt, the Bank’s sole subsidiary, Community First Properties, Inc., is also prohibited from paying dividends on its issued and outstanding preferred stock and common stock until such time as the Company is current on the payment of interest on its subordinated debt. As a result of the prohibition, Community First Properties, Inc. did not make its $8 semi-annual dividend payment on its preferred stock due December 30, 2011, June 30, 2012 and December 31, 2012.

As a result of its losses in 2011, the Bank is prohibited under applicable Tennessee law from declaring dividends, without prior approval from the Department. The terms of the Consent Order with the FDIC and the written agreement the Bank entered into with the Department also prohibit the Bank from paying dividends to the Company without prior approval of the Department and/or the FDIC. The Company is currently considering the options available to it to increase capital levels at the Bank, including the sale of common or preferred stock of the Company or alternatively the sale of the Company. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company. If a change in control was deemed to have occurred, certain IRS’s regulations related to the preservation of net operating loss carryforwards could subject the Company to risk of forfeiture of these tax benefits. The loss of these tax benefits would not cause the Company to recognize a direct reduction in cash, but rather would eliminate the tax benefits that the Company would otherwise be able to utilize to offset future year’s profits, if any, to reduce the Company’s tax liabilities. Continued failure by the Bank or the Company to comply with the terms of the Consent Order, the Written Agreement or the written agreement that the Bank has entered into with the Department, as applicable, may result in additional adverse regulatory action.

In addition to the limitations on the Company’s ability to pay dividends under Tennessee law and in its commitment to the FRB in the Written Agreement, the Company’s ability to pay dividends on its Common Stock is also limited by the Company’s participation in the CPP, by the terms of the indentures governing its subordinated debentures and by certain statutory or regulatory limitations.

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

Deposit Insurance – Our deposit accounts are insured by the FDIC up to applicable limits by the DIF. The DIF was designated as an insurance fund pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”). FIRREA provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default. FIRREA provides that certain types of persons affiliated with financial institutions can be fined by the federal regulatory agency having jurisdiction over a depository institution with federal deposit insurance (such as the Bank) could be fined up to $1,000 per day for each violation of certain regulations related (primarily) to lending to and transactions with executive officers, directors, and principal shareholders, including the interests of these individuals. Other violations may result in civil money penalties of $5 to $25 per day or in criminal fines and penalties. In addition, the FDIC has been granted enhanced authority to withdraw or to suspend deposit insurance in certain cases.

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

The Dodd-Frank Act increased the basic limit on federal deposit insurance coverage from $100 to $250 per depositor. In addition, FDIC coverage of non-interest bearing deposit transaction accounts had unlimited FDIC insurance coverage until December 31, 2012. The Dodd-Frank Act also repealed the prohibition on paying interest on demand transaction accounts, but did not extend unlimited insurance protection for these accounts.

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

The regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. Specifically, Section 38 of the FDIA and the implementing regulations provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. (The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized). The FDIC may also, as part of its examination of a bank, require that a bank maintain capital at levels above those required to be well capitalized under the prompt corrective action provisions of FDICIA. If the FDIC were to impose higher capital ratio requirements on a financial institution in connection with any written agreement, consent order, order to cease and desist, capital directive or prompt corrective action directive (as is the case with the Bank) that institution even if well capitalized under statutorily required minimums would be reclassified as adequately capitalized for certain purposes including the acceptance or renewal of brokered deposits and limits on the rates that the institution may pay on deposits.

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

Various other legislation, including proposals to revise the bank regulatory system and to limit or expand the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. The Department and the FDIC examines the Bank periodically for compliance with various regulatory requirements. Such examinations, however, are for the protection of the DIF and depositors and not for the protection of investors and shareholders.

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

Support of Subsidiary Institutions – Under the Dodd-Frank Act, and previously under FRS policy, the Company is required to act as a source of financial strength for the Bank, and to commit resources to support the Bank. This support can be required at times when it would not be in the best interest of the Company’s shareholders or creditors to provide it. In the event of our bankruptcy, any commitment by the Bank to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.

Capital Requirements – The FDIC’s minimum capital standards applicable to FDIC-regulated banks and savings banks require the most highly-rated institutions to meet a “Tier 1” leverage capital ratio of at least 3.0% of total assets. Tier 1 (or “core capital”) consists of common stockholders’ equity, noncumulative perpetual preferred stock, and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. All other banks must have a Tier 1 leverage ratio of at least 100-200 basis points above the 3% minimum. The FDIC capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not highly rated or are anticipating or experiencing significant growth. The preferred stock that the Company sold to the U.S. Treasury in connection with the CPP qualifies as Tier 1 Capital as do the majority of the subordinated debentures the Company has previously issued, and, as described below, each currently continue to qualify as Tier 1 capital following passage of the Dodd-Frank Act but may not so qualify if the proposed regulations implementing Basel III are adopted and become applicable to the Company and the Bank. Tier 2 capital is an amount equal to the sum of (i) the allowance for possible loan losses in an amount up to 1.25% of risk-weighted assets; (ii) cumulative perpetual preferred stock with an original maturity of 20 years or more and related surplus; (iii) hybrid capital instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) in an amount up to 50% of Tier 1 capital, eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus. The inclusion of the foregoing elements of Tier 2 capital is subject to certain requirements and limitations of the FDIC.

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

Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital. The FDIC includes in its evaluation of a bank’s capital adequacy an assessment of risk-based capital focusing principally on broad categories of credit risk. No measurement framework for assessing the level of a bank’s interest rate risk exposure has been codified but, effective board and senior management oversight of the bank’s tolerance for interest rate risk is required.

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

In late 2010, the Basel Committee on Banking Supervision issued Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”), a new capital framework for banks and bank holding companies. Basel III will impose a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. On June 6, 2012, the federal bank regulatory agencies, including the Federal Reserve and the FDIC, issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in Basel III and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity Tier 1 minimum capital requirement of 4.5% and a minimum Tier 1 capital requirement of 6% (up from the currently required 4%) and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also required unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. In addition, the proposed rules would phase out trust preferred securities as Tier 1 capital over a period of ten years. The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments as well as a banking organization’s ability to repurchase its own shares if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of common equity Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. As a result, when fully phased in, the capital requirements would be a Tier 1 leverage ratio of 4%, a Tier 1 common risk-based equity capital ratio of 7%, a Tier 1 equity risk-based capital ratio of 8.5% and a total risk-based capital ratio of 10.5%. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules would be phased in from January 1, 2013 through January 1, 2019. However, the federal bank regulatory agencies indicated in December 2012 that, due to the substantial volume of public comments received, the final rule would not be in effect on January 1, 2013 and the agencies have not yet announced a new effective date for the rules. Accordingly, it is difficult at this time to predict when or how any new standards will ultimately be applied to the Company or the Bank.

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

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, and for the most part will result in insured depository institutions and their holding companies being subject to more stringent capital requirements. Under the so-called “Collins Amendment” to the Dodd-Frank Act, federal regulators have established minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements require that a bank holding company maintain a Tier 1 risk-based capital ratio of not less than 6% and a total risk-based capital ratio of not less than 10%. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Unless the proposed regulations implementing Basel III are adopted, trust preferred securities issued prior to that date will continue to count as Tier 1 capital for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2013. The Collins Amendment did not exclude preferred stock issued to the U.S. Treasury through the CPP from Tier 1 capital treatment. Accordingly, the Company’s subordinated debentures and preferred stock issued to the U.S. Treasury through the CPP should continue to qualify as Tier 1 capital unless the Basel III regulations are adopted as proposed in which case the subordinated debentures will be phased out as Tier 1 capital over a four year period.

The Consent Order required the Bank to achieve by December 31, 2011, and thereafter maintain, a Tier 1 leverage capital ratio of at least 8.5%, a Tier 1 risk-based capital ratio of at least 10.0% and a total risk-based capital ratio of at least 12.0%. The Bank’s capital levels at December 31, 2011 were below these levels, but at December 31, 2012, the Bank’s Tier 1 risk-based capital ratio and total risk-based capital ratio, but not its Tier 1 leverage ratio, exceeded the levels required by the Consent Order. Because the Company does not have cash available to contribute to the Bank in an amount sufficient to enable the Bank to achieve the capital levels it committed to maintain in the Consent Order, the Company is continuing to pursue additional alternatives (including the issuance of common stock) to raise capital in order to assist the Bank in meeting its obligations.

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

Loans-to-One-Borrower – The aggregate amount of loans that we are permitted to make under applicable regulations to any one borrower, including related entities, is the greater of 25% of unimpaired capital and surplus or $500. Based on the Bank’s capitalization of $35,108 at December 31, 2012, our loans-to-one borrower limit is approximately $8,777. Our house limit on loans-to-one borrower is equal to the loan to one borrower limit.

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

Interstate Banking – The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”), which was enacted on September 29, 1994, among other things and subject to certain conditions and exceptions, (i) permits bank holding company acquisitions of banks of a minimum age of up to five years as established by state law in any state, (ii) mergers of national and state banks after May 31, 1997 across state lines unless the home state of either bank has opted out of the interstate bank merger provision, (iii) branching de novo by national and state banks into others states if the state has elected this provision of the Interstate Act, and (iv) certain interstate bank agency activities after one year after enactment. Following the passage of the Dodd-Frank Act, national or state chartered banks are permitted to establish branches in states where the laws permit banks chartered in such states to establish branches.

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

Capital Adequacy

See Supervision and Regulation—Capital Requirements for a discussion of bank regulatory agencies’ capital adequacy requirements.

ITEM 1 A. RISK FACTORS

Negative developments in the U.S. and local economy and in local real estate markets have adversely impacted our operations and results and may continue to adversely impact our results in the future.

Economic conditions in the markets in which we operate deteriorated significantly between early 2008 and the middle of 2010 and remained sluggish into 2012. As a result, we incurred significant losses in 2009, 2010 and 2011. During 2012, the Bank continued to work through its existing problem loans and greatly reduced the balance of problem loans through transfers to other real estate, successful resolutions, and charge offs. The Bank had fewer loan relationships to become newly classified as problem loans during 2012 than in prior years, which contributed to a substantial reduction in provision for loan losses. Management anticipates that additional progress will be made in 2013 to reduce overall problem loans.

We are geographically concentrated in the Middle Tennessee area and changes in local economic conditions could impact our profitability.

Our primary market area consists of Maury County and Hickman County, Tennessee. We also have operations in Williamson County in Tennessee. Substantially all of our loan customers and most of our deposit and other customers live or have operations in this same geographic area. Accordingly, our financial results have significantly depended upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to the area and the stability of the housing market, and our profitability is impacted by the changes in general economic conditions in this market.

With the sale of our branch locations in Murfreesboro and Franklin, Tennessee during 2012, our results of operations will be more dependent on the economic climate in our primary market, Maury and Hickman Counties, in 2013 and thereafter. Economic conditions in the Maury and Hickman County markets weakened in 2009 and continued to be challenging in 2010 and 2011, negatively affecting our operations, particularly the real estate construction and development segment of our portfolio. Unemployment rose significantly in the Maury and Hickman County market in 2009 from 2008 levels and remained at elevated levels throughout 2010 and 2011. During 2012, although we began to see stabilization of economic conditions and some indicators of economic improvement, the long-term economic outlook remained uncertain.

We cannot assure you that economic conditions in the Maury and Hickman County markets will improve in 2013 or thereafter, and continued weak economic conditions in those markets could cause us to suffer additional losses, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.

Our loan portfolio includes a significant amount of real estate loans, including construction and development loans, which loans have a greater credit risk than residential mortgage loans.

As of December 31, 2012, approximately 88.3% of our loans held for investment were secured by real estate. Of this amount, approximately 42.7% were commercial real estate loans, 41.7% were residential real estate loans, 13.5% were construction and development loans and 2.1% were other real estate loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the markets we serve or in the State of Tennessee, like those we experienced in 2008, 2009, 2010, 2011 and to a lesser extent in 2012 have adversely affected, and could continue to adversely affect, the value of our assets, our revenues, results of operations and financial condition. In addition, construction and development lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Consequently, the credit quality of many of these loans has deteriorated as a result of the current adverse conditions in the real estate market. Over the last three years, the number of newly constructed homes or lots sold in our market areas continued to decline, negatively affecting collateral values and contributing to increased provision and other real estate expense and higher levels of non-performing assets. A continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. These adverse economic and real estate market conditions may lead to continued elevated levels of non-performing loans and other real estate owned, losses and expenses from the management and disposition of non-performing assets, increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and workout of loans, all of which would negatively impact our financial condition and results of operations.

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

The Written Agreement that the Company has entered into with the FRB may negatively impact the Company’s operations, liquidity and capital resources.

On April 19, 2012, the Company entered into the Written Agreement. As described above, the terms of the Written Agreement, among other things, prohibit the Company from paying dividends on its preferred stock and interest on its subordinated debentures, without in either case the prior approval of the FRB. Furthermore, the terms of the Written Agreement require the Company to adopt a written capital plan to maintain sufficient capital at the Company on a consolidated basis. If the Company fails to comply with the requirements of the Written Agreement, including, but not limited to, increasing the Company’s consolidated capital levels, it may be subject to further regulatory action, including the assessment of civil money penalties and fines, the issuance of cease and desist orders and the removal of the Company’s officers and directors.

The Company is also limited by the terms of the Written Agreement in its ability to pay severance payments to its employees and must receive the consent of the FRB to appoint new executive officers or directors. These restrictions may make it more difficult to retain or hire additional qualified employees of the Company.

The Bank’s capital levels are below those levels that the Bank has committed to maintain.

The terms of the Consent Order and the written agreement entered in by the Bank with the Department require that the Bank achieve by December 31, 2011, and thereafter maintain, a ratio of Tier 1 capital to average assets of at least 8.5%; a ratio of Tier 1 capital to risk-weighted assets of at least 10%; and a ratio of total capital to risk-weighted assets of at least 12%. At December 31, 2012, the Bank’s capital levels exceeded the minimum amounts that it had committed to achieve in the Consent Order and written agreement with the Department for Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets. The Bank has not achieved the minimum capital level that it had committed to achieve in the Consent Order and written agreement with the Department for Tier 1 capital to average assets. The amount of the capital shortfall at December 31, 2012 was approximately $11,091. The Company does not have sufficient capital available to contribute to the Bank to aid the Bank in meeting its commitments and, accordingly, is currently considering the options available to it to increase capital levels at the Bank, including through the sale of common or preferred stock of the Company or the sale of other assets, or alternatively the sale of the Company. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company.

Currently proposed changes to capital requirements for bank holding companies and depository institutions may negatively impact our results of operations.

On June 7, 2012, the FRS and FDIC approved proposed rules that would substantially amend the regulatory risk-based capital rules applicable to the Company and the Bank. The proposed rules implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies, such as the Company. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The proposed rules that seek to implement the Basel III regulatory capital reforms include new minimum risk-based capital and leverage ratios, which were initially expected to be phased in during 2013 and 2014. These rules if implemented would refine the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to the Company and the Bank under the proposals would be: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The proposed rules would also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital ratios, and would result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. Moreover, the proposed rules would phase out trust preferred securities as Tier 1 capital over a ten year period. As currently proposed, the capital conservation buffer requirement would be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions. While the proposed Basel III changes and other regulatory capital requirements will likely result in generally higher regulatory capital standards, it is difficult at this time to predict when or how any new standards will ultimately be applied to the Company or the Bank as the federal regulatory agencies that have proposed the rules have announced that they are indefinitely delaying the implementation of the rules.

The application of more stringent capital requirements for the Company and the Bank, like those proposed to implement the Basel III reforms, could, among other things, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if we were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III could result in our having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. Implementation of changes to asset risk weightings for risk based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit our ability to make distributions, including paying dividends or buying back shares.

If the Bank’s capital levels decline, the amounts that it can lend any one borrower are reduced.

At December 31, 2012, the Bank’s legal lending limit under applicable regulations (based upon the maximum legal lending limits of 25% of capital and surplus) was $8,777. As the Bank’s capital levels have declined since 2008, its legal lending limit has been reduced. If the legal lending limit is reduced below the level of credit, including lines of credit, that the Bank has extended to a borrower, it can no longer renew or continue undrawn credit lines or make additional loans or advances to its largest borrower relationships, and its ability to renew outstanding loans to such customers is extremely limited. Additionally, if the Bank seeks to reduce the amount of credit that it has extended to a particular borrower because of a reduction in its legal lending limit, the borrower may decide to move its loan relationships to another financial institution with legal lending limits high enough to accommodate the borrower’s relationships. A loss of loan customers as a result of being subject to lower lending limits, could negatively impact the Bank’s liquidity and results of operations.

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

We, and the Bank, are required to maintain certain capital levels established by banking regulations or specified by bank regulators, including those capital maintenance standards imposed on us as a result of the Dodd-Frank Act, and we are required to serve as a source of financial strength to the Bank. In addition to the minimum capital levels that we and the Bank are required to maintain under federal banking regulations, the Bank has agreed with the FDIC and the Department that it will maintain a ratio of Tier 1 capital to average asset of at least 8.50%; a ratio of Tier 1 capital to risk-weighted assets of at least 10%; and a ratio of total capital to risk-weighted assets of at least 12%. The Bank failed to achieve the Tier 1 capital to average assets ratio as of December 31, 2012, however it has achieved the required capital levels for Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets. The Company, separate from the Bank is regulated by the FRB. The Company has a Written Agreement with the FRB prohibiting the Company from, among other things, paying interest on its subordinated debentures and dividends on its common and Preferred Stock without the prior approval of the FRB. The Written Agreement does not establish any specific capital ratios that must be attained by the Company. We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Our, and the Bank’s, ability to maintain capital levels at or above those required by federal banking regulations, or the Consent Order, as well as adequate sources of funding and liquidity could be impacted by changes in the capital markets in which we operate and deteriorating economic and market conditions. In addition, we have from time to time supported our capital position with the issuance of trust preferred securities. The trust preferred market has deteriorated significantly since the second half of 2007 and following the passage of the Dodd-Frank Act we will no longer be able to count trust preferred securities issued after its passage as Tier 1 capital, if our total assets exceed $500 million, and, may be required to phase these trust preferred securities out of our Tier 1 capital if the Basel III regulations are approved as proposed and become applicable to the Company or the Bank.

Failure by the Bank to meet applicable capital guidelines or commitments, like those the Bank has made in the Consent Order, the Written Agreement or the written agreement entered into by the Bank with the Department, or to satisfy certain other regulatory requirements could subject the Bank to a variety of enforcement remedies available to the federal and state regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC.

We have increased levels of other real estate, primarily as a result of foreclosures, and we anticipate higher levels of foreclosed real estate expense.

As we have begun to resolve non-performing real estate loans, we have increased the level of foreclosed properties, primarily those acquired from builders and from residential land developers.

Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments owed on new appraisal values and gains or losses on disposition. These charges will increase as levels of other real estate increase, and also as local real estate values decline, negatively affecting our results of operations. Management has been successful in offsetting a substantial portion of these expenses through rental of properties that are owned. If market conditions change such that market rates for rental properties decline in the Bank’s market area, the Bank’s income could be further negatively impacted.

The December 31, 2012 expiration of the FDIC’s Transaction Account Guarantee Program could negatively impact the Bank’s liquidity and cost of funds.

Under the FDIC’s Transaction Account Guarantee Program, certain non-interest bearing transaction accounts, including those of consumers and businesses, were insured by the FDIC over and above the customary $250,000 limit. This program expired on December 31, 2012, and deposits held in non-interest bearing accounts are now aggregated with any interest bearing deposits the owner may hold in the same ownership category. We currently have a significant amount of our deposits that exceed the customary $250,000 limit. Although we have not experienced a large number of withdrawals with respect to these deposits, a withdrawal of these deposits could negatively impact the Bank’s liquidity. Furthermore, the withdrawal of these deposits could negatively impact the Bank’s cost of funds by potentially reducing its levels of core deposits and increasing its need to rely on more expensive funding sources.

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

We have formally committed to the FRB that, among other things, we will obtain its prior approval prior to paying dividends on our capital stock or on our subordinated debentures.

We supported much of our historic growth, including as a result of our acquisition of First National, through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2012, we had issued trust preferred securities and accompanying junior subordinated debentures totaling $23 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures the Company issued to the trusts are senior to shares of our Common Stock and Preferred Stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our Preferred Stock, Common Stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our Common Stock and Preferred Stock. We have the right to defer distributions on these junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our Common Stock or Preferred Stock. As described above, we have agreed with the FRB that we will not pay interest on the subordinated debentures without the prior approval of the FRB. In the first quarter of 2011, we sought approval to pay the quarterly interest payment due on March 15, 2011. The FRB denied our request and we have been unable to secure the approval of the FRB to pay the quarterly interest payments since. Accordingly, we were not permitted to make these payments and notified the trustee under the associated trust of our intent to defer the interest payments. Under the terms of the indentures pursuant to which these subordinated debentures were issued, we, and our subsidiaries, are prohibited from paying dividends on our Common Stock and Preferred Stock and from paying interest on any other series of subordinated debentures that rank equal, or junior to, these subordinated debentures until such time as we are current in the payment of interest on these subordinated debentures. Accordingly, until we are able to secure the approval of the FRB to again make quarterly interest payments on our subordinated debentures and bring those payments current, we will not be permitted to make such payments of interest or payments of dividends. Additionally, for so long as the Company is not current in the payment of interest on its subordinated debentures, its REIT subsidiary, Community First Properties, Inc., is also prohibited from paying dividends on its issued and outstanding preferred stock or common stock.

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

We rely on dividends from the Bank as our primary source of funds, and the Bank relies on customer deposits and loan repayments as its primary source of funds. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, and general economic conditions. Historically, we have relied to a significant degree on national time deposits and brokered deposits, which may be more volatile and expensive than local time deposits. Throughout 2010, 2011, and 2012 we have reduced our reliance on these types of deposits, but at December 31, 2012 these deposits remain a portion of our total deposits. At December 31, 2012, brokered deposits represented 1.57% of our total deposits and national time deposits represented 8.64% of our total deposits. As a result of entering into the Consent Order, the Bank is no longer considered well capitalized and accordingly, the Bank must receive the consent of the FDIC in order to accept, renew or rollover brokered deposits. While we believe that our stable core deposit base and secondary sources of liquidity, including Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks, are currently adequate for our liquidity needs, there can be no assurance they will be sufficient to meet future liquidity demands, particularly as our brokered deposits continue to mature.

We rely on dividends from our bank subsidiary as our primary source of liquidity and payment of these dividends is limited under Tennessee law.

Under Tennessee law, the amount of dividends that may be declared by the Bank in a year without approval of the Commissioner of the Department is limited to net income for that calendar year combined with retained net income for the two preceding years. In addition, the FDIC and the Department have broad discretion to impose limitations on the Bank’s ability to pay dividends to us and as described above, the terms of the Consent Order and the written agreement that we have entered into with the Department prohibit the Bank from paying dividends without the prior approval of the FDIC and the Department. In addition, because of the losses incurred by the Bank in 2011, the Bank may not pay dividends to us without prior approval by the Commissioner of the Department. As a result of the restriction on the Bank’s ability to pay dividends to us and the terms of the Written Agreement the Company has entered into with the FRB not to pay interest or dividends without the FRB’s prior approval, we have deferred the interest and dividend payments on our trust preferred securities and Preferred Stock beginning in the first quarter and second quarter of 2011, respectively.

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

The banking business is highly competitive and we experience competition in each of our markets, particularly our Williamson County, Tennessee market, where we have a small market share. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as other community banks, super-regional and national financial institutions that operate offices in our primary market areas and elsewhere. Many of our competitors are well-established, larger financial institutions that have greater resources and lending limits and a lower cost of funds than we have.

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

We have assembled a senior management team which has substantial background and experience in banking and financial services in the Nashville MSA, and particularly the Maury County, Tennessee market. Loss of these key personnel could negatively impact our earnings because of their skills, customer relationships and/or the potential difficulty of promptly replacing them.

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

Holders of the Preferred Stock that we have issued to the U.S. Treasury have the right to elect two directors to our Board of Directors.

As described above, we have agreed with the FRB that we will not pay dividends on our Common Stock or Preferred Stock without the FRB’s prior approval. We also are prohibited from paying dividends on our Common Stock and Preferred Stock at times when we are not current on the payment of interest on our subordinated debentures. Beginning in May 2011, we have deferred the dividend payments due on our Preferred Stock for the last seven quarterly dividend periods. Accordingly, the U.S. Treasury, though not yet exercised has the right to increase the authorized number of directors constituting our Board of Directors by two until all accrued and unpaid dividends on the Preferred Stock for all past dividend periods have been paid in full.

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

At December 31, 2012, the cost of office properties and equipment (less allowances for depreciation and amortization) owned by us was $8,770

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

No public market exists for the Company’s Common Stock, and there can be no assurance that a public trading market for the Company’s Common Stock will develop. As of March 15, 2013 there were 2,188 holders of record of the Company’s Common Stock and 3,274,405 shares outstanding, excluding vested options. As of March 15, 2013, there were 64,700 vested options outstanding to purchase shares of Common Stock.

While there is no public market for the Company’s Common Stock, the most recent trade of the Company’s Common Stock known to the Company occurred on June 6, 2012 at a price of $7.00 per share. These sales are isolated transactions and, given the small volume of trading in the Company’s Common Stock, may not be indicative of its present value. Below is a table which sets forth Company’s high and low prices of which the Company is aware for the relevant quarters during the three fiscal years ended December 31:

2012	High	Low
First quarter	$8.50	$7.00
Second quarter	$7.00	$7.00
Third quarter	$7.00	$7.00
Fourth quarter	$7.00	$7.00

2011	High	Low
First quarter	$9.00	$8.50
Second quarter	$8.50	$8.50
Third quarter	$8.50	$8.50
Fourth quarter	$8.50	$8.50

Historically, the principal sources of cash revenue for the Company were dividends paid to it by the Bank. There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities. Further, the dividend policy of the Bank is subject to the discretion of the Board of Directors of the Bank and will depend upon such factors as future earnings, financial conditions, cash needs, capital adequacy and general business conditions. The Company paid no dividends to common shareholders in 2012, 2011, and 2010. Tennessee law provides that without the approval of the Commissioner of the Department dividends may be paid by the Bank in an amount equal to net income in the calendar year the dividend is declared plus retained earnings for the prior two years. This means that because of the losses we incurred in 2011, the Bank cannot pay to us dividends in 2013 without the prior approval of the Commissioner of the Department. Tennessee laws regulating banks require certain charges against and transfers from an institution’s undivided profits account before undivided profits can be made available for the payment of dividends. In addition to these general restrictions applicable to Tennessee state-chartered banks, the terms of the Consent Order prohibit the Bank from paying dividends to us without the prior approval of the Department and the FDIC.

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

ITEM 6. SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

The following selected financial data for the five years ended December 31, 2012, was derived from our consolidated financial statements and the related notes thereto. This data should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2012	2011	2010	2009	2008
INCOME STATEMENT DATA:
Interest income	$22,728	$28,686	$32,925	$35,258	$38,251
Interest expense	7,020	9,088	11,921	17,524	20,976
Net interest income	15,708	19,598	21,004	17,734	17,275
Provision for loan losses	2,700	13,029	14,434	10,921	5,528
Noninterest income	7,994	3,353	4,663	5,316	4,503
Noninterest expense	17,959	26,529	27,808	23,079	19,023
Net income (loss)	3,043	(15,052)	(18,206)	(9,572)	(1,290)
Net income(loss) allocated to common shareholders	1,883	(16,197)	(19,341)	(10,519)	(1,290)
BALANCE SHEET DATA:
Total assets	$510,715	$616,773	$667,380	$701,191	$715,326
Total securities	70,180	63,660	63,482	75,972	76,497
Total loans, net	297,114	361,650	488,807	527,406	561,132
Allowance for loan losses	(9,767)	(19,546)	(18,167)	(13,347)	(8,981)
Total deposits	448,946	555,037	595,069	606,196	599,318
FHLB advances	13,000	16,000	16,000	17,000	32,000
Subordinated debentures	23,000	23,000	23,000	23,000	23,000
Total shareholders’ equity	10,336	9,575	22,761	43,645	36,035
PER COMMON SHARE DATA:
Earnings (loss) per share—basic	$0.58	$(4.95)	$(5.91)	$(3.23)	$(0.40)
Earnings (loss) per share-diluted	0.58	(4.95)	(5.91)	(3.23)	(0.40)
Cash dividend declared and paid	—	—	—	0.05	0.10
Book value	(2.48)	(2.66)	1.42	7.86	11.23
PERFORMANCE RATIOS:
Return on average assets	0.48%	(2.35%)	(2.65%)	(1.33%)	(0.20%)
Return on average equity	16.82%	(83.21%)	(41.69%)	(19.96%)	(3.45%)
Net interest margin (1)	2.93%	3.20%	3.34%	2.68%	2.81%
ASSET QUALITY RATIOS:
Nonperforming loans to total loans	11.08%	10.96%	10.50%	5.39%	0.59%
Net loan charge offs to average loans	3.42%	2.17%	1.85%	1.17%	0.49%
Allowance for loan losses to total loans	3.18%	5.13%	3.58%	2.47%	1.58%
CAPITAL RATIOS:
Leverage ratio (2)	2.40%	1.61%	4.57%	7.26%	6.00%
Tier 1 risk-based capital ratio	4.23%	2.37%	6.30%	9.25%	6.72%
Total risk-based capital ratio	7.62%	4.85%	10.57%	12.06%	9.81%

(1)	Net interest margin is the result of net interest income for the period divided by average interest earning assets.
(2)	Leverage ratio is defined as Tier 1 capital (pursuant to risk-based capital guidelines) as a percentage of adjusted average assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

(Dollars in thousands, except per share data)

Unless indicated otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “the Company” or “Community First” as used herein refer to Community First, Inc. and its subsidiaries, including Community First Bank & Trust, which we sometimes refer to as “the Bank,” “our Bank” or our Bank subsidiary. The following is a discussion of our financial condition at December 31, 2012 and December 31, 2011, and our results of operations for the three year period ended December 31, 2012. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the annual audited consolidated financial statements. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere herein.

FORWARD-LOOKING STATEMENTS

Certain of the statements made herein, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K and the following:

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	greater than anticipated deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA;

•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions or regulatory development;

•	the inability to meet the requirements of our regulatory orders and agreements, which we and our Bank subsidiary are subject to;

•	failure to maintain capital levels above levels required by banking regulations or commitments or agreements we make with our regulators;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

•

the inability to comply with regulatory capital requirements, including those resulting from currently proposed changes to capital calculation methodologies and require capital maintenance levels and to secure any required regulatory approvals for capital actions;

•	the continued reduction of our loan balances, and conversely the inability to ultimately grow our loan portfolio;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	continuation of the historically low short-term interest rate environment;

•	the ability to retain large, uninsured deposits with the expiration of the Federal Deposit Insurance Corporation’s (“FDIC”) transaction account guarantee program;

•	rapid fluctuations or unanticipated changes in interest rates;

•	any activity that would cause us to conclude that there was impairment of any asset, including goodwill or any other intangible asset;

•	our recording a further valuation allowance related to our deferred tax asset;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

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

•

the impact of governmental restrictions on entities participating in the United States Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program (the “CPP”) or the sale by the U.S. Treasury of the preferred securities of ours that it owns;

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

General

Community First, Inc., (the “Company”) is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and became so upon the acquisition of all the voting shares of Community First Bank & Trust on August 30, 2002. We were incorporated under the laws of the state of Tennessee as a Tennessee corporation on April 9, 2002, and conduct substantially all of our activities through and derive substantially all of our income from our wholly-owned bank subsidiary, Community First Bank & Trust, a Tennessee chartered bank (the “Bank”). The sole subsidiary of the Bank is Community First Properties, Inc., which was originally established as a real estate investment trust (“REIT”) but which terminated its REIT election in the first quarter of 2012. On March 30, 2012, the Company dissolved two other wholly-owned subsidiaries of the Bank, Community First Title, Inc. and CFBT Investments, Inc. The assets of the two subsidiaries were distributed to the Bank.

The Bank commenced business on May 18, 1999, as a Tennessee-chartered commercial bank whose deposits are insured by the FDIC’s Deposit Insurance Fund. The Bank is regulated by the Tennessee Department of Financial Institutions (the “Department”) and the FDIC. This report has not been reviewed, or confirmed for accuracy or relevance, by the FDIC.

Substantially all of the Company’s activities are conducted through the Bank locations, which include a main office and three branch offices in Columbia, Tennessee, one branch office in Mount Pleasant, Tennessee, one branch office in Thompson’s Station, Tennessee, one branch office in Centerville, Tennessee, and one branch office in Lyles, Tennessee. The Company also operates six automated teller machines (“ATMs”) in Maury County, one ATM in Williamson County and two ATMs in Hickman County, Tennessee.

On December 28, 2011, the Bank entered into a Purchase and Assumption Agreement with Southern Community Bank (“Southern Community”), pursuant to which the Bank agreed to sell certain of its loans and deposits of its Murfreesboro, Tennessee branch location to Southern Community. This transaction was completed on March 30, 2012. On February 9, 2012, the Bank entered into a Purchase and Assumption Agreement (the “Agreement”) with CapStar Bank (“CapStar”), pursuant to which the Bank agreed to sell certain of its loans and deposits of its Franklin, Tennessee branch location to CapStar. On June 19, 2012, the Bank and CapStar mutually agreed to terminate the Agreement due to their inability to reach a final agreement regarding proposed modifications to certain of the key economic terms of the Agreement relating to certain asset and liability values. On September 17, 2012, the Bank entered into a Purchase and Assumption Agreement with First Citizens National Bank (“First Citizens”), pursuant to which the Bank agreed to sell certain of its assets and liabilities of its Franklin, Tennessee branch location to First Citizens. This transaction was completed on December 7, 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At December 31, 2012, the Company employed 116 full-time equivalent employees. The Company’s employees are not represented by a union or covered by a collective bargaining agreement.

The Company’s and its subsidiaries’ principal business is to accept demand, savings and time deposits from the general public and to make residential mortgage, commercial, construction, and consumer loans. The Company’s results of operations depend primarily on net interest income, which is the difference between the interest income from earning assets, such as loans and investments, and the interest expense incurred on interest bearing liabilities, such as deposits, subordinated debentures, and other borrowings. The Company also generates noninterest income, including service charges on deposit accounts, mortgage lending income, investment service income, earnings on bank-owned life insurance (“BOLI”), and other charges, and fees. The Company’s noninterest expense consists primarily of employee compensation and benefits, net occupancy and equipment expense, expenses associated with the Bank’s portfolio of other real estate owned and other operating expenses. The Company’s results of operations are significantly affected by its provision for loan losses and its provision for income taxes.

The banking and financial services business is highly competitive. The increasingly competitive environment faced by banks is a result primarily of changes in laws and regulations, changes in technology and product delivery systems, and the continued consolidation among financial services providers. The Company competes for loans, deposits, trust and investment advisory services and clients with other commercial banks, savings and loan associations, securities and brokerage companies, investment advisors, mortgage companies, insurance companies, finance companies, money market funds, credit unions, and other non-bank financial service providers.

The following discussion provides a summary of the Company’s operations for the past three years and should be read in conjunction with the consolidated financial statements and related notes presented elsewhere in this report.

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with the accounting principles generally accepted in the United States of America and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses, fair value of financial instruments, including securities and other real estate owned, other-than-temporary impairment of securities, goodwill and other intangibles, and income taxes have been critical to the determination of our financial position, results of operations and cash flows.

Securities: Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax. Interest income includes

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated. Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

Allowance for Loan Losses: Credit risk is inherent in the business of extending loans to borrowers. This credit risk is addressed through a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

A loan is identified as impaired when, based on current information and events, it is probable that the scheduled payments of principal or interest will not be collected when due according to the contractual terms of the loan agreement. However, there are some loans that are termed impaired because of doubt regarding collectability of interest and principal according to the contractual terms, which are both fully secured by collateral and are current in their interest and principal payments. Additionally, loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Other Real Estate Owned: Real estate acquired through foreclosure on a loan or by surrender of the real estate in lieu of foreclosure is called “OREO”. OREO is initially recorded at the fair value of the property less estimated costs to sell, which establishes a new cost basis. OREO is subsequently accounted for at the lower of cost or fair value of the property less estimated costs. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Valuation adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Valuation adjustments are also required when the listing price to sell an OREO has had to be reduced below the current carrying value. If there is a decrease in the fair value of the property from the last valuation, the decrease in value is charged to noninterest expense. All income produced from, changes in fair values in, and gains and losses on OREOs is also included in noninterest expense. During the time the property is held, all related operating and maintenance costs are expensed as incurred.

Goodwill and Other Intangible Assets: Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the estimated fair value of the net assets acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead reviewed for

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

impairment when there is evidence to suggest that the estimated fair value of the net assets is lower than the carrying value, or at a minimum of once a year. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill was the only intangible asset with an indefinite life on our balance sheet. Other intangible assets consisted of core deposit and acquired customer relationship intangible assets arising from the Company’s acquisition of the First National Bank of Centerville, in Centerville, Tennessee (“First National”). These assets are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which were determined to be 15 years.

Income Taxes: The Company uses the asset and liability method, which recognizes the future tax consequences attributable to an event or a liability or asset that has been recognized in the consolidated financial statements. Due to tax regulations, several items of income and expense are recognized in different periods for tax return purposes than for financial reporting purposes. These items represent “temporary differences.” Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. Deferred tax assets represent future deductions in the Company’s income tax return, while deferred tax liabilities represent future payments to tax authorities. Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

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

ANALYSIS OF RESULTS OF OPERATION

We had net income of $3,043 for the year ended December 31, 2012, compared to the net loss of $15,052 for 2011. Net loss in 2010 was $18,206. Pretax increased from a loss of $16,607 in 2011 to net income of $3,043 in 2012. Pretax earnings in 2010 was a loss of $16,575. Non-interest expense decreased in 2012 compared to 2011 primarily due to a reduction in salaries and employee benefits, other real estate expense, and securities impairment loss. Total income tax benefit in 2012 was $0 compared to tax benefit of $1,555 in 2011.

Net Interest Income

Net interest income is the most significant component of the Company’s earnings. Net interest income represents the amount by which interest income earned on various earnings assets, principally loans, exceeds interest expense associated with interest-bearing liabilities, principally deposits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

2012 compared to 2011

Net interest income before the provision for loan losses was $15,708 in 2012, a decrease of $3,890 or 19.8% from $19,598 in 2011. The decrease in net interest income is primarily due to decreases in the average balance of earning assets and decreases in the average rate earned on securities and due from cash balances, together with increases in non-performing assets offset by decreases in the average rate paid for deposits.

Total interest income on loans was $20,925 in 2012, a decrease of $5,383 or 20.5% from $26,308 in 2011. The decrease was primarily due to the decrease in the average balance of loans during 2012 compared to 2011. The average balance of loans during 2012 was $380,832, a decrease of $105,510 from $486,342 during 2011. The decrease was also impacted by continued high levels of nonaccrual loans in the portfolio. The decrease in the average balance of loans reflects the reduction in loan demand that began during the second half of 2010 and continued throughout 2012. The decrease in loans was accelerated in 2012 by the sale of the Bank’s Murfreesboro and Cool Springs branch locations as well as net charge-offs of $13,032. Management anticipates that there will be some improvement in loan demand in the Bank’s market area during 2013, which should considerably slow the reduction in loan balances.

Interest income on taxable securities was $1,187 in 2012, a decrease of $411 or 25.7% from $1,598 in 2011. The decrease is primarily due to a decrease in the average rate earned on taxable securities during 2012 compared to 2011. The average rate earned on taxable securities during 2012 was 2.14% compared to 3.17% in 2011.

Interest income on tax exempt securities was $311, a decrease of $148 or 32.2% from $459 in 2011. The decrease is due to decreases in both average balance and average rate earned during 2012. The average rate earned on tax exempt securities was 3.08% in 2012 compared to 3.44% in 2011.

Overall yield on the Bank’s securities portfolio decreased during 2012, primarily due to selling a significant number of large securities combined with the very low rates that are available for securities that meet the Bank’s investment quality requirements. During 2012, several of the Bank’s highest-yield securities were called, forcing the Bank to reinvest in new securities at lower rates. Management anticipates that this trend will continue, with rates available for new securities purchases continuing to be low in 2013, which will likely result in further reductions in the average rate earned on securities during 2013. This coupled with the continued weakened demand for loans that we expect in 2013 and the fact that investment securities are expected to constitute a larger percentage of interest earning assets in 2013 will cause downward pressure on the Company’s interest income in 2013.

Total interest income on federal funds sold and other was $305 in 2012, a decrease of $16 or 5.0% from $321 in 2011. The decrease is primarily due to reductions in rates earned on the Bank’s interest bearing deposits in other financial institutions. The reduction in average rate is primarily due to the large amount of cash held by the Bank as a result of loan repayments and regulatory pressures placed on the Company to increase liquidity. Management works to position the Bank’s cash into interest bearing facilities that will maximize the return while considering the Bank’s liquidity needs. The majority of the Bank’s cash is left on deposit with the Federal Reserve Bank, which earns interest at the Federal Funds rate, which was 0.25% during 2012 and 2011. The Bank has also been able to utilize interest bearing money market accounts in other financial institutions to achieve a higher return, though deposits in other banks are limited by the Bank’s correspondent concentration policy.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total interest expense was $7,020 in 2012, a decrease of $2,068 or 22.8% from $9,088 in 2011. The decrease was due to decreases in both the average rate paid on deposits and the average balance of deposits during 2012 compared to 2011.

Total interest expense on deposits was $4,968 in 2012, a decrease of $2,114 or 29.9% from $7,082 in 2011. The average rate paid on deposits was 1.07% in 2012 compared to 1.34% in 2011. The decrease in rate is due to continued decreases in market rates in the Bank’s market area. During 2011 and to a lesser extent in 2012, management was successful at reducing rates for various deposit products while growing the Bank’s core deposit base and reducing reliance on wholesale funding sources. This success was possible due to historically low rates combined with excess liquidity in the Bank’s market area. Interest expense in 2012 was also lower than 2011 as a result of the reduction in average deposits, reflecting, among other things, the Bank’s sale of its Murfreesboro branch in March 2012. Management anticipates that rates will remain low throughout 2013, which should provide for additional opportunities to reprice longer-term deposits at lower market rates. We expect that this will allow for some modest reductions in deposit cost of funds during 2013, however changes in market conditions and other factors could prevent that from occurring. Management also anticipates further reduction in deposit cost of funds as a result of the branch divestitures completed in 2012. The two branches that were sold were located in the portion of the Bank’s market area with the highest deposit rates.

Total interest expense on FHLB advances and federal funds purchased was $341 in 2012, a decrease of $34 or 9.1% from $375 in 2011. The decrease is due to the maturity of one FHLB advance during 2012 that was not renewed or replaced.

Other interest expense is comprised of interest paid on the Company’s subordinated debentures and repurchase agreement. The increase in other interest expense is due to the compounding of interest on deferred interest payments related to the Company’s subordinated debentures. Beginning December 15, 2012, the fixed rate on the Company’s $15,000 subordinated debt that was issued in 2007 converted to a floating rate equal to 3-month LIBOR plus 3.0%. The prior rate was fixed at 7.96%; however, the new rate at December 31, 2012, was 3.306%. The repurchase agreement is at a fixed rate, which resulted in no change in interest expense in 2012 from 2011.

Net interest margin was 2.93% in 2012, a decrease of 27 basis points (“bps”) from 3.20% in 2011. The decrease in net interest margin is primarily due to the decrease in the average balance of loans during 2012. The decrease in loan interest income was somewhat offset by decreases in deposit interest expense. The average rate paid on deposit accounts was 1.07% in 2012 compared to 1.34% in 2011. Management anticipates that there will not be a significant fluctuation in net interest margin in 2013, unless market rates begin to increase, which would help to improve net interest margin. If the Bank encounters additional increases in nonaccrual loans or experiences larger than expected decreases in gross loans, net interest margin could be negatively impacted.

2011 compared to 2010

Net interest income before the provision for loan losses was $19,598 in 2011, a decrease of $1,406 or 6.7% from $21,004 in 2010. The decrease in net interest income was primarily due to a decrease in loan interest income due to the decrease in both average loan balances and interest rates. The decrease in interest income was somewhat offset by a decrease in interest expense. Loan interest income decreased by 12.5% while deposit interest expense decreased by 28.0% during 2011.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overall yield on the Bank’s securities portfolio decreased during 2011, primarily due to the very low rates that are available for investment securities that meet the Bank’s investment quality standards. During 2011, several of the Bank’s highest-yield securities were called, forcing the Bank to reinvest in new securities at lower rates.

Total interest income on federal funds sold and other was $321 in 2011, an increase of $34 or 11.9% from $287 in 2010. The increase is due to a significant increase in the average balance of federal funds sold and other during 2011 compared to 2010. The increase in average balance is primarily due to loan payoffs outpacing decreases in deposits, resulting in the Bank carrying cash balances larger than it typically would if market conditions provided stronger investment options. Management works to position the Bank’s cash into interest bearing facilities that will maximize the return while considering the Bank’s liquidity needs. The majority of the Bank’s cash is left on deposit with the Federal Reserve Bank, which earns interest at the Federal Funds rate, which was 0.25% during 2011. The Bank has also been able to utilize interest bearing money market accounts in other financial institutions to achieve a higher return, though deposits in other banks are limited by the Bank’s correspondent concentration policy.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total interest expense on FHLB advances and federal funds purchased was $375 in 2011, a decrease of $81 or 17.8% from $456 in 2010. The decrease is due to the maturity of one FHLB advance during 2010 that was not renewed or replaced.

Other interest expense is comprised of interest paid on the Company’s subordinated debentures and repurchase agreement. During 2011 and 2010, the majority of the facilities in this category are at a fixed rate, which resulted in no change in other interest expense in 2011 from 2010.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Average Balance Sheets, Net Interest Income

Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and stockholders’ equity and an analysis of net interest income for each of the three years ended December 31, 2012.

	2012			2011			2010
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense
Gross loans (1) (2)	$380,832	5.49%	$20,925	$486,342	5.41%	$26,308	$528,584	5.69%	$30,063
Taxable securities available for sale (3)	55,443	2.14%	1,187	50,485	3.17%	1,598	54,564	3.96%	2,161
Tax exempt securities available for sale (3)	10,111	3.08%	311	13,355	3.44%	459	11,541	3.59%	414
Federal funds sold and other	89,987	0.34%	305	61,567	0.52%	321	34,222	0.84%	287

Total interest earning assets	536,373	4.24%	22,728	611,749	4.69%	28,686	628,911	5.24%	32,925
Cash and due from banks	4,654			9,187			9,675
Other nonearning assets	49,823			37,743			61,589
Allowance for loan losses	(15,974)			(19,402)			(13,790)

Total assets	$574,876			$639,277			$686,385

Deposits:
NOW & money market investments	$132,471	0.64%	$845	$136,539	0.79%	$1,076	$100,362	0.83%	$830
Savings	20,511	0.15%	31	19,643	0.15%	29	19,791	0.15%	30
Time deposits $100 and over	141,836	1.30%	1,848	164,122	1.65%	2,703	191,321	2.13%	4,066
Other time deposits	169,920	1.32%	2,244	208,817	1.57%	3,274	232,461	2.11%	4,908

Total interest-bearing deposits	464,738	1.07%	4,968	529,121	1.34%	7,082	543,935	1.81%	9,834
Federal Home Loan Bank advances	14,287	2.39%	341	16,000	2.34%	375	17,592	2.59%	456
Subordinated debentures	23,000	6.43%	1,479	23,000	6.08%	1,399	23,000	6.09%	1,400
Repurchase agreements	7,000	3.31%	232	7,000	3.31%	232	7,000	3.30%	231
Federal funds purchased and other	—	—%	—	16	—%	—	4	—%	—

Total interest-bearing liabilities	509,025	1.38%	7,020	575,137	1.58%	9,088	591,531	2.02%	11,921
Noninterest-bearing liabilities	55,412			46,051			51,188

Total liabilities	564,437			621,188			642,719
Shareholders’ equity	10,439			18,089			43,666

Total liabilities and shareholders’ equity	$574,876			$639,277			$686,385

Net interest income			$15,708			$19,598			$21,004

Net interest margin (4)		2.93%			3.20%			3.34%

1	Interest income includes fees on loans of $439, $468, and $578 in 2012, 2011 and 2010.
2	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.
3	Amortization cost is included in the calculation of yields on securities available for sale.
4	Net interest income to average interest earning assets.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Analysis of Changes in Net Interest Income

	2012 to 2011			2011 to 2010
	Due to Volume (1)	Due to Rate (2) (3)	Total	Due to Volume (1)	Due to Rate (2) (3)	Total (3)
Interest Income:
Gross loans (a) (b)	$(5,707)	$324	$(5,383)	$(2,402)	$(1,353)	$(3,755)
Taxable securities available for sale	157	(568)	(411)	(162)	(401)	(563)
Tax exempt securities available for sale	(111)	(34)	(145)	65	(20)	45
Federal funds sold and other	148	(167)	(19)	229	(195)	34

Total interest earning assets	(5,513)	(445)	(5,958)	(2,270)	(1,969)	(4,239)
Interest Expense:
Deposits:
NOW & money market	$(32)	$(199)	$(231)	$299	$(53)	$246
Savings	1	1	2	—	(1)	(1)
Time deposits $100 and over	(367)	(488)	(855)	(578)	(785)	(1,363)
Other time deposits	(611)	(419)	(1,030)	(500)	(1,134)	(1,634)

Total interest-bearing deposits	(1,009)	(1,105)	(2,114)	(779)	(1,973)	(2,752)
Federal Home Loan Bank advances	(40)	6	(34)	(41)	(40)	(81)
Subordinated debentures	—	80	80	—	(1)	(1)
Repurchase agreements	—	—	—	—	1	1
Federal funds sold and other	—	—	—	—	—	—

Total interest-bearing liabilities	(1,049)	(1,019)	(2,068)	(820)	(2,013)	(2,833)

Net interest income	$(4,464)	$574	$(3,890)	$(1,450)	$44	$(1,406)

(a)	Interest income includes fees on loans of $439, $468, and $578 in 2012, 2011 and 2010
(b)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest.
(1)	Changes in volume multiplied by prior rate
(2)	Changes in rate multiplied by prior volume
(3)	Changes in rate multiplied by change in volume

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Noninterest Income

Noninterest income is derived from sources other than fees and interest on earnings assets. The Company’s primary sources of noninterest income are service charges on deposit accounts, mortgage banking activities, investment service income, earnings on bank owned life insurance policies (BOLI), and other noninterest income. In 2012, noninterest income included the gain recognized by the Bank on the sale of its two branch locations that it divested in 2012.

2012 compared to 2011

Total noninterest income was $7,994 in 2012, an increase of $4,641 or 138.4% from $3,353 in 2011. The increase in noninterest income is primarily due to gain on the sale of branches and the gain on sale of securities available for sale, which was partially offset by decreases in gain on sale of loans, service charges on deposit accounts and investment service income.

On March 30, 2012, the Bank sold its Murfreesboro, Tennessee branch location. The transaction resulted in a net gain of $1,466 based on a 4% deposit premium. On December 7, 2012, the Bank sold its Franklin, Tennessee branch location. The transaction resulted in a net gain of $2,601 based on a 4% deposit premium.

In 2012, the Bank sold a group of securities that resulted in a gain on sale of $1,215. The Bank sold no securities during 2011 which resulted in no gains on sale.

Gain on sale of loans was $191 in 2012, a reduction of $357 or 65.1% from $548 in 2011. Gain on sale of loans is comprised of two main components, secondary market sales of traditional single family mortgages, and sales of Small Business Administration (“SBA”) guaranteed commercial loans.

Income recognized from sale of traditional single family mortgages totaled $191 in 2012 compared to $205 in 2011. The decrease is due to a decline in demand for mortgage loans during 2012 compared to the 2011.

No income was recognized from sales of SBA guaranteed commercial loans in 2012, compared to $343 in 2011, because the Bank no longer participates in the SBA program.

Service charges on deposit accounts was $1,657 in 2012 compared to $1,809 in 2011. This decrease is primarily due to the decrease in transaction accounts as a result of normal business and a decrease in deposits as a result of the two branch sales during 2012.

Investment services income was $105 in 2012 compared to $226 in 2011. The decrease is primarily due to a reduction in the size of the Bank’s investment services department from three agents to one.

2011 compared to 2010

Total noninterest income was $3,353 in 2011, a decrease of $1,310 or 28.1% from $4,663 in 2010. The decrease in noninterest income is primarily due to reductions in gain on sale of securities available for sale, gain on sale of loans, and investment services income.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bank sold no securities during 2011 which resulted in no gains on sale. In 2010, the Bank sold a group of securities that resulted in a gain on sale of $522.

Gain on sale of loans was $548 in 2011, a reduction of $426 or 43.7% from $974 in 2010. Gain on sale of loans is comprised of two main components, secondary market sales of traditional single family mortgages, and sales of SBA guaranteed commercial loans.

Income recognized from sale of traditional single family mortgages totaled $205 in 2011 compared to $967 in 2010. The reduction in income is due to a reduction in demand for refinance activity and continued low sales activity in the housing market. The decrease in mortgage activity was also impacted by a restructuring of the Bank’s mortgage banking operations that occurred in the first quarter of 2011. In prior years, mortgage banking activities have produced significant revenue for the Bank; however, operations, additional regulatory requirements, and potential for recourse losses have prevented the Bank from operating the service line profitably. During the first quarter of 2011 the Bank partnered with a third-party mortgage originator to continue offering residential mortgage products to our customers while moving much of the overhead and a portion of the revenue to the third party. This new partnership relieved the Bank of significant regulatory reporting requirements and potential recourse losses. The restructuring of the product line also eliminated five full time employee positions at the Bank, resulting in significant cost savings.

Income recognized from sale of SBA guaranteed loans totaled $343 in 2011, compared to $7 in 2010.

Investment services income was $226 in 2011 compared to $588 in 2010. The decrease is primarily due to a reduction in the size of the Bank’s investment services department from three agents to one.

Other service charges, commissions, and fees were $217 in 2011, an increase of $43 or 24.7% from $174 in 2010. The increase is primarily due to the Bank leasing previously unoccupied square footage in its branch location in Franklin, Tennessee. However, this income will not continue going forward because our Franklin, Tennessee branch location was sold in 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below shows noninterest income for each of the three years ended December 31:

	2012	2011	2010
Service charges on deposit accounts	$1,657	$1,809	$1,844
Gain on sale of loans	191	548	974
Net gains on sale of securities	1,215	—	522
Gain on sale of branches	4,067	—	—
Investment services income	105	226	588
Earnings on bank owned life insurance policies	291	297	313
ATM income	122	124	114
Other customer fees	56	65	61
Other service charges, commissions, and fees:
Safe deposit box rental	33	32	34
Other equity investment income	29	3	5
Other service charges, commissions, and fees	194	217	174
Check printer income	27	25	28
Credit life insurance commissions	7	7	6

Total noninterest income	$7,994	$3,353	$4,663

Noninterest Expense

Noninterest expense represents all expenses other than the provision for loan losses and interest costs associated with deposits and other interest-bearing liabilities. Noninterest expense consists of salaries and employee benefits, net occupancy, furniture and equipment, data processing, advertising and public relations, other real estate owned expenses, regulatory and compliance expense, and other operating expenses.

2012 compared to 2011

Total noninterest expense was $17,959 in 2012, a decrease of $8,570 or 32.3% from $26,529 in 2011. The decrease is primarily due to reductions in securities impairment losses, other real estate expense, salaries and employee benefits, and losses on other repossessed assets. The decrease was partially offset by an increase in loan expense.

Throughout 2012, management has been focused on reducing noninterest expenses wherever possible. Those efforts have resulted in reductions in most expense categories. The most significant impact stems from the lack of any securities impairment loss incurred in 2012 compared to $5,000 incurred in 2011.

Other real estate expense is composed of three types of charges: maintenance, marketing and selling costs; valuation adjustments based on new appraisals; and gains or losses on disposition. These charges are offset by rental income on our foreclosed properties. Other real estate expenses totaled $1,960 in 2012, a decrease of $1,056 or 35.0% from $3,016 in 2011. Maintenance, marketing, and selling costs totaled $1,259, valuation adjustments based on new appraisals totaled $1,049, losses on sale of other real estate totaled $303, and rental income totaled $651 in 2012. Beginning in 2011 and continuing into 2012, management made an effort

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

to ensure that all qualifying properties be occupied by renters. This effort has resulted in some increased maintenance expenses as the properties have been maintained to a higher standard, but this effort has also resulted in a significant increase in rental income for the Bank. Valuation adjustments and losses on disposition both decreased in 2012 due to some stabilization of real estate prices in the Bank’s market area. Management currently does not expect significant amounts of additional adjustments based on new appraisals during 2013; however if market conditions and real estate values deteriorate further, additional losses could be incurred and those losses could be significant. The balance of other real estate owned, net of valuation allowance decreased 10.4% to $19,769 at December 31, 2012 compared to $22,055 at December 31, 2011.

	December 31, 2012	December 31, 2011	December 31, 2010
Maintenance, marketing, and selling costs	$1,259	$1,111	$843
Valuation adjustments	1,049	1,578	2,318
Loss on disposition	303	411	111
Rental Income	(651)	(84)	(14)

Total other real estate expense	$1,960	$3,016	$3,258

Management anticipates continued high levels of other real estate in 2013, which could result in additional expense.

Salaries and employee benefits, which totaled $7,200 in 2012, decreased by $1,153 or 13.8% from $8,353 in 2011. The reduction in expenses is primarily due to the sale of two of the Bank’s branch locations, management’s decision not to replace positions that became vacant through normal attrition, and a reduction in workforce that occurred in the fourth quarter of 2012.

There were no losses on other repossessed assets in 2012, compared to $1,025 in 2011. The entire loss related to assets acquired through one lending relationship. The repossessed assets consisted of shares of common stock in two separate bank holding companies.

Loan expense totaled $759 in 2012, an increase of $551 or 264.9% from $208 in 2011. The increase in loan expense is primarily due to increased collection efforts on problem loans.

2011 compared to 2010

Total noninterest expense was $26,529 in 2011, a decrease of $1,279 or 4.6% from $27,808 in 2010. The decrease is primarily due to reductions in goodwill impairment charges, salaries and employee benefits, advertising and public relations, loan expense, and other real estate expense offset by an increase in securities impairment losses, and losses on other repossessed assets.

During 2011, the Bank recognized securities impairment losses of $5,000 related to a trust preferred security issued by Tennessee Commerce Statutory Trust, an affiliate of Tennessee Commerce Bancorp, Inc. Recovery of the Bank’s investment is dependent upon the performance of Tennessee Commerce as the assets of Tennessee Commerce Statutory Trust are subordinated debentures issued by Tennessee Commerce. Tennessee Commerce has been under financial strain since 2008. Management monitored the financial results quarterly since that time to evaluate if any other-than-temporary impairment existed. Prior to 2011, the

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Company had not recognized any other-than-temporary impairment for the security. Tennessee Commerce Bancorp released its preliminary financial results for the quarter ended September 30, 2011 on November 1, 2011. These preliminary results reflected a pre-tax net loss for the year of approximately $126,000, which reduced Tennessee Commerce’s bank subsidiary’s Tier 1 leverage capital ratio to approximately 0.93%. In January, 2012, Tennessee Commerce was closed by the Department, which named the FDIC receiver. As a result of the bank’s closure, we expect that Tennessee Commerce Bancorp will file for bankruptcy protection. Due to the failure of Tennessee Commerce’s bank subsidiary and expected bankruptcy filing for Tennessee Commerce Bancorp, management does not believe that Tennessee Commerce Bancorp will be able to satisfy its debts to Tennessee Commerce Statutory Trust through liquidation, rendering the security owned by the Bank fully impaired.

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

Other real estate expense is composed of three types of charges: maintenance, marketing and selling costs; valuation adjustments based on new appraisals; and gains or losses on disposition. Other real estate expenses totaled $3,016 in 2011, a decrease of $242 or 7.4% from $3,258 in 2010. Maintenance, marketing, and selling costs totaled $996, valuation adjustments based on new appraisals totaled $1,578, and losses on sale of other real estate totaled $442 in 2011. The valuation adjustments relate to two specific high-value residential properties. Market values for homes in that segment of the real estate market had experienced significant declines in the Bank’s market area at the time that the valuation adjustments were expensed.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Legal expense totaled $276 in 2011, an increase of $137 or 98.6% from $139 in 2010. The increase in legal fees is primarily due to legal fees incurred in connection with the Bank’s regulatory examinations and the negotiation of the Consent Order as well as disputes with former employees that have either been resolved or for which the Bank believes it has adequate insurance coverage.

The table below shows noninterest expense for each of the three years ended December 31:

	2012	2011	2010
Salaries and employee benefits	$7,200	$8,353	$9,514
Securities impairment losses	—	5,000	—
Goodwill impairment	—	—	5,204
Other real estate expense	1,960	3,016	3,258
Occupancy expense	1,279	1,543	1,500
Regulatory and compliance expense	1,415	1,390	1,491
Losses on other repossessed assets	—	1,025	—
Data processing	1,172	931	931
Furniture and equipment expense	530	737	916
Audit, accounting and legal	842	733	630
Operational expenses	400	706	788
ATM expense	549	580	541
Advertising and public relations	250	357	644
Postage and freight	299	345	351
Insurance expense	373	274	186
Amortization of intangible asset	199	239	275
Director expense	200	228	213
Loan expense	759	208	469
Other employee expenses	95	139	254
Miscellaneous chargeoffs	1	—	31
Miscellaneous taxes and fees	40	54	104
Correspondent bank charges	50	50	44
Other	346	621	464

	$17,959	$26,529	$27,808

Provisions for Loan Losses

The Bank recorded provision for loan losses of $2,700 in 2012, a decrease of $10,329 or 79.3% from $13,029 in 2011. During 2011, utilizing internal and external resources, management reviewed substantially all of the loan portfolio in an effort to ensure that all problem loans were identified and properly classified. Also during 2011, new processes for internal monitoring of credit quality and portfolio management were established. Consequently, a significant amount of new problem loans were identified, resulting in a large increase in required reserves and the large amount of provision that was recorded in 2011. During 2012, the Bank continued to work on the volume and severity of the problem loans that were identified in 2011, and only identified a few new problem loans. Accordingly, the requirement for additional provision was substantially reduced in 2012.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss, which management believes is representative of probable incurred loan losses. Other factors considered by management include the composition of the loan portfolio, economic conditions, results of regulatory examinations, reviews of updated real estate appraisals, and the creditworthiness of the Bank’s borrowers and other qualitative factors. The allowance for loan losses was 3.18% of gross loans (“AFLL Ratio”) at December 31, 2012, compared to 5.13% at December 31, 2011.

Nonperforming loans decreased from $41,789 at December 31, 2011 to $34,013 at December 31, 2012. The decrease in nonperforming loans is due to foreclosure and charge-off activity during 2012 and successful resolution of problem loan relationships. Management has been focused on reducing the Bank’s overall level of problem assets. Elimination of those problem assets often requires foreclosure of problem loans, resulting in some charge-off and the balance of the loan moving to other real estate owned. Once the Bank has control of the collateral, it is then able to liquidate the assets. This increased focus on eliminating problem assets contributed to the decrease in nonperforming loans during 2012. The ratio of allowance to nonperforming loans was 23.37% at December 31, 2012, compared to 46.29% at December 31, 2011. The portion of the allowance attributable to impaired loans was $2,309 at December 31, 2012, a decrease of $5,900 from December 31, 2011. Total impaired loans totaled $33,555 at December 31, 2012 compared to $44,849 at December 31, 2011. Also included in impaired loans are relationships classified as troubled debt restructurings (“TDRs”) totaling $24,180. The decrease in impaired loans was primarily due to charge offs and transfers to other real estate offset primarily by relationships newly identified as TDRs. The amounts charged off during 2012 approximated the specific allocations for certain collateral dependent individual impaired loans.

The portion of the allowance attributable to historical and environmental factors has decreased on an absolute basis and as a percentage of gross loans during 2012. Management’s evaluation of the allowance for loan losses, in addition to specific loan allocations, is based on volume of non-impaired loans and changes in credit quality and environmental factors. The balance of non-impaired loans decreased during 2012 due to the reduction in gross loans and the transfer of newly impaired relationships to the impaired loans component.

The total allowance for loan losses was $9,766 or 3.18% of gross loans at December 31, 2012 compared to $19,546 or 5.13% of gross loans at December 31, 2011. The decrease is due to decreases in the impaired loans component and a reduction in gross loans. Management considers the decrease in the AFLL ratio to be directionally consistent with changes in risks associated with the loan portfolio as measured by various metrics.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The table below illustrates changes in the AFLL ratio over the past five quarters and the changes in related risk metrics over the same periods:

Quarter Ended	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011
AFLL Ratio	3.18%	3.55%	4.25%	5.09%	5.13%
ASC 450 allowance ratio (1)	2.73%	2.74%	2.89%	3.17%	3.37%
Specifically Impaired Loans (ASC 310 component)	$2,309	$4,029	$6,262	$8,538	$8,209
Historical and environmental (ASC 450-10 component)	7,457	7,595	8,409	10,275	11,337
Total allowance for loan loss	$9,766	$11,624	$14,671	$18,813	$19,546

Nonperforming loans to gross loans (1)	11.08%	15.16%	15.63%	12.59%	10.96%
Impaired loans to gross loans	10.93%	15.30%	15.68%	12.44%	11.77%
Allowance to nonperforming loans ratio	28.71%	23.45%	27.18%	40.41%	46.77%
Quarter-to-date net charge offs to average gross loans	0.50%	0.29%	1.53%	0.17%	0.65%

(1)	Historical and environmental component as a percentage of non-impaired loans.
(2)	Nonaccrual loans and loans past due 90 or more days still accruing interest as a percentage of gross loans.

Income Taxes

The effective income tax rates were 0.0%, (9.4%), and (9.8%), for 2012, 2011 and 2010, respectively. The change in rate for 2012 as compared to 2011 is primarily due to an exception in ASC 740-20-45, Tax Provisions, that required the Company to record a tax benefit of $1,555 through continuing operations related to income from other comprehensive income as a result of an increase in market value of securities available for sale. The Company was required to record a tax benefit equal to what would be realized if the securities in the Bank’s portfolio were to be liquidated and the unrealized gain were to be realized.

Due to the current economic condition and losses recognized between 2008 and 2011, the Company established a valuation allowance against all of its deferred tax assets. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. The Company has approximately $55,737 in net operating losses for state tax purposes and $27,197 for federal tax purposes to be utilized by future earnings.

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

Analysis of Financial Condition

Total assets at December 31, 2012 were $510,715, a decrease of $106,058 or 17.2% from $616,773 at December 31, 2011. Average assets for 2012 were $574,876, a decrease of $64,401 or 10.1% from $639,277 for 2011. The decrease in total assets in 2012 is primarily due to the sale of two branch locations and a decrease in net loans. Total liabilities at December 31, 2012 were $500,379, a decrease of $106,819 or 17.6% from $607,198 at December 31, 2011. The decrease in total liabilities was due to decreases in total deposits as a result of the branch sales in 2012. Total shareholder’s equity at December 31, 2012 was $10,336, an increase of $761 or 7.9% from $9,575 at December 31, 2011. The increase in shareholder’s equity is primarily due to an increase in retained earnings as a result of the net income for 2012 partially offset by preferred stock dividends and a decrease in other comprehensive income as a result of decreasing market values of securities available-for-sale.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Loans

Net loans (excluding loans held for sale) were $297,114 at December 31, 2012, a decrease of $64,536 or 17.8% from $361,650 at December 31, 2011. Loans held for sale, at fair value totaled $921 at December 31, 2012, a decrease of $4,353 or 82.5% from $5,274 at December 31, 2011. Loans held for sale, net of allowance totaled $0 at December 31, 2012 compared to $53,125 at December 31, 2011. Loans held for sale, at fair value consist of traditional 1-4 family mortgages that have been originated with the intent to sell on the secondary market and the guaranteed portion of SBA guaranteed loans, which the Bank intends to sell. Loans held for sale, at net book value consists of the loans that were sold with the two branch sales that closed during 2012. The Company is reporting the two classes of loans held for sale separately because the company previously elected fair value reporting for loans held for sale. Separate reporting rules issued by the SEC require loans to be sold as part of a branch divestiture to be reported at net book value.

The overall decrease in loans, excluding the transfers to held for sale, was primarily due to regular loan payments outpacing demand for new loans for most of 2012, transfer of certain loans to other real estate owned, and continued elevated levels of loan charge-offs. The decrease in loan demand is due to the continued sluggishness in the economy in the Bank’s market areas and further tightening of the Bank’s lending standards. The most significant decreases in loans were in the commercial real estate, real estate construction, 1-4 family residential, and other loans segments. The continuing effects of the challenging economic environment in 2012 and 2011 reduced the number of new construction loans during 2012, resulting in a significant drop in real estate construction loans. Decreases in other loan categories are primarily the result of regular loan payments and a significant decrease in loan demand in these categories as well.

Of total loans of $306,881 in the portfolio as of year-end 2012, $74,514 or 24.3% were variable rate loans, $207,391 or 67.6% were fixed rate loans, and $24,976 or 8.1% were nonaccrual.

On December 31, 2012, the Company’s loan to deposit ratio (including loans held for sale at fair value and loans held for sale at net book value) was 68.6%, compared to 79.2% in 2011. Management expects some improvement in loan demand during 2013, slowing the pace of the decline in gross loans. Reductions in 2013 are not expected to be as significant as the decrease in 2012. If market conditions improve significantly during 2013, it is possible that some loan growth could be realized. Management anticipates that there will not be significant growth in gross loans until there are indicators of significant improvements in both the local and national economy, leading customers to begin spending more resulting in increased demand. If the Company’s deposit growth among core deposit customers continues to outpace its loan demand, the Company’s net interest margin may be adversely affected as the funds from these deposits may be invested in securities and other interest earning assets that offer lower yields than loans.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table presents various categories of loans contained in our loan portfolio for the periods indicated and the total amount of all loans for such period:

	2012	2011	2010	2009	2008
Real estate construction	$36,648	$53,440	$89,909	$120,340	$152,937
1-4 family residential	112,934	121,755	166,876	168,029	163,211
Commercial real estate	115,592	152,531	175,516	172,840	162,475
Other real estate secured	5,726	7,405	7,206	4,382	4,779
Commercial, financial and agricultural	27,908	30,786	48,453	54,628	62,674
Tax exempt	72	52	118	239	354
Consumer	5,707	7,430	9,723	11,045	13,965
Other	2,294	7,797	9,173	9,250	9,718

Total loans	$306,881	$381,196	$506,974	$540,753	$570,113

Allowance for loan losses	(9,767)	(19,546)	(18,167)	(13,347)	(8,981)

Total loans (net of allowance)	$297,114	$361,650	$488,807	$527,406	$561,132

The following is a presentation of an analysis of maturities of loans as of December 31, 2012:

Loan Segments	Due in 1 year or less	Due in 1 to 5 years	Due after 5 Years	Total
Real estate construction	$29,916	$5,550	$1,182	$36,648
1-4 family residential	20,850	53,802	38,282	112,934
Commercial real estate	45,324	65,489	4,779	115,592
Other real estate secured	1,029	4,583	114	5,726
Commercial, financial and agricultural	12,185	8,004	7,719	27,908
Tax exempt	—	72	—	72
Consumer	1,943	3,568	196	5,707
Other	2,294	—	—	2,294

Total	$113,541	$141,068	$52,272	$306,881

The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2012 for the loan types mentioned above:

Loans with predetermined interest rates	$207,392
Loans with floating, or adjustable interest rates, at floor	49,700
Loans with floating, or adjustable interest rates, not at floor	24,814
Nonaccrual loans	24,975

Total	$306,881

As market rates dropped during the economic recession, management implemented rate floors for many variable rate loans in an attempt to protect the Bank’s net interest margin. As of December 31, 2012, $49,700 in variable rate loans have reached their floor rate. As a result, when market rates begin to rise, loans at their floor will not reprice at higher rates until market rates rise above their contractual floor rates. Only the loans noted above that have variable rates not at a floor rate will reprice with the first increase in market rates. The existence of these rate floors may negatively impact our net interest margin when rates begin to rise, at least until rates rise above these floors.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Allowance for Loan Loss and Asset Quality

The allowance for loan losses was $9,767 or 3.18% of gross loans at December 31, 2012 compared to $19,546 or 5.13% of gross loans at December 31, 2011. The decrease in the allowance was based on factors indicating improving trends in asset quality including reductions in past due loans, impaired loans, and mixed economic indicators relating to environmental factors that can bear an impact on loan losses such as economic conditions in the Bank’s market area.

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

The Bank has experienced significant increases in past due loans, impaired loans, adversely classified loans and charge-offs as a result of the economic downturn that began in 2008. The Bank and its customers continue to be affected by the impacts of the economic downturn. Historically, more than half of the Bank’s loan portfolio has been secured by real estate of some form, whether residential, commercial, or development, with a significant portion of those loans being residential developments. One of the most significant impacts of the economic downturn in the Bank’s market area has been the collapse of the housing market and subsequent decline in market values for existing properties, particularly higher end properties. Those impacts caused several of the Bank’s borrowers who had proven track records as residential and commercial developers to find themselves owning larger parcels of partially developed land with virtually no demand for finished properties. Developers became unable to service their debt causing the loans to become past due. At the same time, the decline in activity in the housing market caused significant reductions in market values, causing collateral values for many loans to fall below the outstanding loan balance. In 2008, 2009, 2010 and 2011, the Bank experienced increases in problem loans in virtually all segments of the loan portfolio; however the effect of the economic downturn on the residential real estate market has been the cause of the majority of the Bank’s impaired loans and charge-offs during 2012 and 2011. Foreclosures from this segment have also primarily become the reason for the elevated levels of other real estate owned by the Bank during 2012 and 2011.

Impaired loans totaled $33,555 at December 31, 2012 compared to $44,849 at December 31, 2012, a decrease of $11,294.

Included in the $33,555 of impaired loans at December 31, 2012 is $18,493 of impaired relationships with specific allocations totaling $845 that were impaired as of December 31, 2011. At December 31, 2011 the Bank’s total exposure to that group of relationships was $27,385, a reduction of exposure of $8,892. The majority of these relationships are real estate development projects that were severely impacted by the downturn in the economy and housing market. In general, the borrowers are residential developers with a proven track record and the collateral for the loans is raw land that was intended for development. As a result of the collapse of the housing market, lot absorption declined dramatically, reducing cash flow available to service the debt. Many of the borrowers were able to service the debt though cash reserves for

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

a period of time, but the extended period of the economic downturn exhausted their reserve funds, rendering the loans impaired. Management has worked extensively with these borrowers to find ways to liquidate the underlying collateral or stimulate activity within the respective developments in order to avoid foreclosure and/or additional charge offs. The reduction in exposure to this group of borrowers in 2012 shows that some progress was made, despite continued low activity in the housing market. The relationships in this group as of December 31, 2012 will likely continue to be classified as impaired until there is significant improvement in the housing market and lot absorption improves.

Problem loans that are not impaired are categorized into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a monthly basis. The Company uses the following definitions for risk ratings:

Pass. Loans in this category are to persons or entities with good balance sheets, acceptable liquidity, and acceptable or strong earnings. Guarantors have reasonable or strong net worth, liquidity and earnings. Collateral is acceptable or strong, and is at or below policy advance rates. These borrowers have acceptable quality management and have handled previous obligations with the Bank substantially within agreed-upon terms. Cash flow is adequate to service long-term debt. These entities may be minimally profitable now, with projections indicating continued profitability into the foreseeable future. Overall, these loans are basically sound.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Impaired loans are evaluated separately from other loans in the Bank’s portfolio. Credit quality information related to impaired loans was presented above and is excluded from the tables below.

As of December 31, 2012, and based on the most recent analysis performed, the risk category of loans by segment of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$9,390	$10,331	$—	$1,569	$—
1-4 Family residential	75,906	19,296	847	10,196	—
Commercial real estate	85,258	13,740	—	9,651	—
Other real estate loans	961	—	—	2,435	—
Commercial, financial and agricultural	21,754	4,339	—	1,433	—
Consumer	5,404	64	23	216	—
Tax exempt	72	—	—	—	—
Other loans	404	37	—	—	—

Total	$199,149	$47,807	$870	$25,500	$—

Classified loans, excluding impaired loans, totaled $74,177 at December 31, 2012 compared to $109,961 at December 31, 2011.

The following table presents information regarding impaired, nonaccrual, past due and restructured loans at the dates indicated:

	December 31,
	2012	2011	2010	2009	2008
Loans considered by management as impaired:
Number	53	81	108	82	67
Amount	$33,555	$44,849	$52,059	$32,782	$4,201
Loans accounted for on nonaccrual basis:
Number	48	87	79	47	59
Amount	$24,975	$40,831	$36,675	$25,510	$3,357
Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:
Number	—	—	—	—	5
Amount	$—	$—	$—	$—	$7
Loans defined as “troubled debt restructurings” still accruing
Number	14	1	22	1	—
Amount	$9,038	$958	$16,558	$3,634	$—
Other classified loans not classified as impaired	$74,177	$109,961	$72,344	$28,613	$16,787

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The commercial real estate market has declined significantly as a result of the local and national economic recession that began during 2008 and the resulting sluggish economic conditions that remained through 2012, though some slight improvements were felt during 2012. Real estate related loans, including commercial real estate loans, residential construction and residential development and 1-4 family residential loans, comprised 11.9% of the Company’s loan portfolio at December 31, 2012. Market conditions for residential development and residential construction have seen substantial declines due to the effects of the recession on individual developers, contractors and builders. In addition, the local market, particularly in Maury County, has seen significantly weaker demand for residential housing.

Although our loan portfolio is concentrated in Middle Tennessee, management does not believe this geographic concentration presents an abnormally high risk. At December 31, 2012 the following loan concentrations exceeded 10% of total loans: 1-4 family residential loans, real estate construction loans, and commercial real estate. Management does not believe that this loan concentration presents an abnormally high risk. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

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

	2012	2011	2010	2009	2008
Nonaccrual interest	$1,120	$2,668	$1,580	$1,318	$567

Nonperforming loans are defined as nonaccrual loans, loans still accruing but past due 90 days or more, and troubled debt restructured loans still accruing. The following table presents information regarding nonperforming loans at the dates indicated:

	2012	2011	2010	2009	2008
Loans secured by real estate	$31,521	$33,004	$52,296	$28,335	$2,868
Commercial, financial and agricultural	627	859	893	789	300
Consumer	12	229	44	20	194
Other	1,853	7,697	0	0	2

Total	$34,013	$41,789	$53,233	$29,144	$3,364

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Other real estate owned decreased $2,286 to $19,769 at December 31, 2012 compared to $22,055 at December 31, 2011. The decrease in the carrying balance is due to the volume of new foreclosures in 2012 being slightly less than the volume of sales of other real estate during 2012. The overall level of foreclosures remains high due to the effects of the economic downturn that began during 2008 on individual borrowers, both single family and developers, resulting in an increase in foreclosures, though the pace appears to be slowing slightly. Included in the balance at year end 2011 is one loan totaling $78 that was originated to facilitate the sale of other real estate. Under current accounting rules, loans of this nature must be reported as other real estate owned until the loan to value ratio is below a certain level, depending on the type of loan. The reclassified loan is performing in accordance with the loan agreement. Interest income from this loan is included in loan interest income. At December 31, 2012, there were no loans reclassified as other real estate owned. Also included in the balance of other real estate owned is $484 of Bank property that was previously intended to be used as a future branch location. The property is no longer intended to be used for that purpose and is held for disposal as of December 31, 2012 and 2011.

Management is working to sell the properties that are owned in order to recover the Bank’s investment in the loans that ultimately resulted in foreclosure. It is possible that the balance of other real estate owned could increase during 2013 due to the continuing sluggish economic conditions in the Bank’s market areas. Additional foreclosures and low demand for both residential and commercial properties could require the Bank to hold its other real estate owned for a longer period of time, which could lead to increased noninterest expense. The Company makes every effort to avoid foreclosure, particularly for owner occupied residential properties.

Summary of Loan Loss Experience

An analysis of our loss experience is furnished in the following table for each of the periods ended December 31 indicated, as well as a breakdown of the allowance for loan losses:

	2012	2011	2010	2009	2008
Balance at beginning of period	$19,546	$18,167	$13,347	$8,981	$6,086
Charge-offs:
Real estate construction	(3,139)	(7,155)	(6,876)	(1,631)	(2,058)
1-4 Family residential	(1,317)	(1,943)	(1,704)	(1,340)	(168)
Commercial real estate	(2,390)	(493)	(808)	(894)	(350)
Other real estate loans	—	(95)	(39)	(112)	—
Commercial, financial and agricultural	(652)	(1,076)	(298)	(2,336)	(37)
Consumer	(115)	(15)	(29)	(444)	(140)
Tax exempt	—	—	—	—	—
Other loans	(5,896)	(113)	—	—	—

	(13,509)	(10,890)	(9,754)	(6,757)	(2,753)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Recoveries:
Real estate construction	36	63	17	3	6
1-4 Family residential	281	40	5	111	46
Commercial real estate	77	6	9	3	—
Other real estate loans	—	3	2	—	—
Commercial, financial and agricultural	51	162	63	6	3
Consumer	7	29	44	79	65
Tax exempt	—	—	—	—	—
Other loans	25	21	—	—	—

	477	324	140	202	120
Net charge-offs	(13,032)	(10,566)	(9,614)	(6,555)	(2,633)

Transfer due to branch sale	552	(1,084)	—	—	—
Provision for loan losses	2,700	13,029	14,434	10,921	5,528
Balance at year end	$9,766	$19,546	$18,167	$13,347	$8,981

Ratio of net charge-offs during the period to average loans outstanding during the period	3.42%	2.17%	1.85%	1.17%	0.49%

Ratio of nonperforming loans to gross loans	11.08%	10.96%	10.50%	5.39%	0.59%
Ratio of impaired loans to gross loans	10.93%	11.77%	10.27%	6.06%	0.74%
Ratio of allowance for loan losses to total loans	3.18%	5.13%	3.58%	2.47%	1.58%

At December 31, of each period presented below, the allowance was allocated as follows:

	2012	2011	2010	2009	2008
Real estate construction	$1,938	$4,809	$6,522	6,997	3,031
1-4 Family residential	4,133	5,564	5,513	3,106	3,039
Commercial real estate	1,226	3,505	2,373	1,274	1,270
Other real estate loans	226	244	22	37	24
Commercial, financial and agricultural	994	1,394	1,536	1,152	1,014
Consumer	14	84	103	255	398
Tax exempt	—	—	—	1	2
Other loans	658	3,337	1,472	307	196
Unallocated	577	609	626	218	7

Total	$9,766	$19,546	$18,167	$13,347	$8,981

At December 31, of each period presented below, loan balances by category as a percentage of gross loans were as follows:

	2012	2011	2010	2009	2008
Real estate construction	11.9%	14.0%	17.7%	22.3%	26.8%
1-4 Family residential	36.8%	32.0%	32.9%	31.1%	28.6%
Commercial real estate	37.7%	40.1%	34.6%	32.0%	28.5%
Other real estate secured loans	1.9%	1.9%	1.4%	0.8%	0.8%
Commercial, financial and agricultural	9.1%	8.1%	9.6%	10.1%	11.0%
Consumer	1.9%	1.9%	1.9%	2.0%	2.5%
Tax exempt	0.0%	0.0%	0.0%	0.0%	0.1%
Other loans	0.7%	2.0%	1.9%	1.7%	1.7%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Securities

At December 31, 2012, securities available-for-sale totaled $70,180, an increase of $6,520 or 10.2% from $63,660 at year end 2011. The Company’s securities portfolio represents 13.7% of total assets at December 31, 2012 compared to 10.3% at December 31, 2011. All of the Company’s securities are classified as available for sale. The Company’s investment portfolio is used to provide interest income and liquidity and for pledging purposes to secure public fund deposits.

Net unrealized gains in the securities portfolio at December 31, 2012 were $1,280 compared to a net unrealized gain of $2,590 at December 31, 2011. The decrease in market value is primarily due to recognizing gains of $1,215 during 2012.

During 2011, the Bank recognized securities impairment losses of $5,000 related to a trust preferred security issued by Tennessee Commerce Statutory Trust, an affiliate of Tennessee Commerce Bancorp, Inc. Recovery of the Bank’s investment is dependent upon the performance of Tennessee Commerce as the assets of Tennessee Commerce Statutory Trust are subordinated debentures issued by Tennessee Commerce. Tennessee Commerce has been under financial strain since 2008. Management monitored the financial results quarterly since that time to evaluate if any other-than-temporary impairment existed. Prior to 2011, the Company had not recognized any other-than-temporary impairment for the security. Tennessee Commerce Bancorp released its preliminary financial results for the quarter ended September 30, 2011 on November 1, 2011. These preliminary results reflected a pre-tax net loss for the year of approximately $126,000, which reduced Tennessee Commerce’s bank subsidiary’s Tier 1 leverage capital ratio to approximately 0.93%. In January, 2012, Tennessee Commerce was closed by the Department, which named the FDIC receiver. As a result of the bank failure, we expect that Tennessee Commerce Bancorp will file for bankruptcy protection. Due to the failure of Tennessee Commerce’s bank subsidiary and expected bankruptcy filing of Tennessee Commerce Bancorp, management does not believe that Tennessee Commerce Bancorp will be able to satisfy its debts to Tennessee Commerce Statutory Trust through liquidation, rendering the security owned by the Bank fully impaired.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At year end 2012, the Company’s portfolio consisted of 87 securities, 16 of which were in an unrealized loss position, compared to a total of 93 securities, 6 of which were in an unrealized loss position at December 31, 2011. In the event that securities were to be sold for liquidity purposes, there are sufficient holdings not in an unrealized loss position that could be sold, so that the Company would not be forced to sell the securities reporting an unrealized loss. The Company is further limited in the amount of securities that can be sold due to pledging requirements for Bank liabilities. Management considers security holdings in excess of our pledging requirement to be available for liquidity purposes. Sale of such holdings would not impair our ability to hold the securities reporting an unrealized loss until the loss is recovered or until maturity.

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

Other than the above investments, the Company did not hold securities of any one issuer, other than U.S. Government sponsored entities, with a face amount greater than 10% of shareholders’ equity as of December 31, 2012 or 2011.

The carrying value of securities at December 31 is summarized as follows:

	December 31, 2012		December 31, 2011
	Amount	% of Total	Amount	% of Total
U.S. Government sponsored entities	$30,718	43.8%	$13,275	20.9%
Mortgage-backed securities	32,778	46.7%	29,591	46.5%
State and municipals	5,697	8.1%	19,826	31.1%
Corporate	987	1.4%	968	1.5%

Total	$70,180	100.0%	$63,660	100.0%

	December 31, 2010
	Amount	% of Total
U.S. Government sponsored entities	$5,937	9.4%
Mortgage-backed securities	31,975	50.4%
State and municipals	18,551	29.2%
Corporate	7,019	11.0%

Total	$63,482	100.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

From 2010 to 2012, the mix of securities held by the Company has changed significantly. The Company’s corporate securities are currently 1.4% of the total portfolio, down from 11.0% of the total portfolio at December 31, 2010. This is primarily due to a $5,000 securities impairment loss on a corporate security incurred in 2011. The Company has not purchased any additional corporate securities during the years presented. The Company’s state and municipal securities currently account for 8.1% of the total portfolio, down from 31.1% and 29.2% at December 31, 2011 and 2010, respectively. With the Company’s current tax position, there are not currently tax advantages to holding tax-exempt municipal securities; therefore, the majority of securities sold during 2012 were tax-exempt state and county municipals, with the proceeds being reinvested in U.S. Government sponsored entities. The Company’s U.S. Government sponsored entities securities are currently 43.8% of the total portfolio, up from 20.9% and 9.4% at December 31, 2011 and 2010, respectively. This increase is primarily due to management reinvesting proceeds from sales, calls and maturities from the entire portfolio into securities of U.S. Government sponsored entities.

The following table presents the carrying value by maturity distribution of the investment portfolio, along with weighted average yields thereon, as of December 31, 2012:

	Within	1-5	5-10	Beyond
	1 Year	Years	Years	10 Years	Total
U.S. Government sponsored entities	$—	$11,006	$12,708	$7,004	$30,718
State and municipals	66	1,664	2,103	1,864	5,697
Corporate	—	987	—	—	987

Total debt securities	$66	$13,657	$14,811	$8,868	$37,402

Weighted average yield (tax equivalent)	0.550%	1.578%	1.521%	1.784%	1.602%

Mortgage-backed securities-residential					$32,778

Weighted average yield					2.973%

Premises and Equipment

Premises and equipment totaled $8,770 at December 31, 2012, a decrease of $507 or 5.5% from $9,277 at December 31, 2011. The largest component of the decrease in premises and equipment was routine depreciation. Premises and equipment held for sale was $0 at December 31, 2012 compared to $4,982 at December 31, 2011. This decrease is due to the two branch sales in 2012.

Rent expense was $305 in 2012, compared to $368 in 2011. The decrease was primarily due to the Company transferring the lease in connection with the sale of the Murfreesboro, Tennessee branch location in 2012.

Other Real Estate Owned

At December 31, 2012, other real estate owned (“ORE”) totaled $19,769, a decrease of $2,286 from $22,055 at December 31, 2011. The balance of ORE is comprised of properties acquired through or in lieu of foreclosure on real estate loans, property acquired by the Company for future Bank branch locations that is no longer intended for that purpose and is currently held for

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

sale, and loans made to facilitate the sale of ORE that are required to be reported as ORE (“FAS 66 Loans”). The balances recorded for each individual property are based on appraisals that are not more than twelve months old, discounted by an additional 15%. The additional 15% discount was adopted by the Company beginning in the third quarter of 2010 based on an analysis of actual recoveries of ORE balances, including selling costs. Based on that analysis, the Company recorded a valuation allowance of $346 (recognized through ORE expense) in the third quarter of 2010. In addition, the Company began applying the additional 15% discount in its determination of specific reserves for impaired loans that are collateral dependent. As a result, the majority of the financial loss incurred by the Company as a result of the 15% discount has been recognized through loan charge-offs and the provision for loan losses at the time the property is transferred to ORE, with the foreclosed property being transferred into ORE at the discounted value. The Company annually updates its analysis regarding the additional 15% discount. Should such updates indicate that a change in the 15% discount is warranted, the Company would implement the change accordingly and that change would be applied to all properties that are subsequently moved into ORE. Additional write-downs of individual properties typically occur when the results of updated appraisals and further application of the 15% discount on the value reflected in the updated appraisal indicates that the value of the respective property has declined. The Company obtains updated appraisals for ORE properties at least annually. These write-downs are recognized in the quarterly period in which the appraisal is accepted by the Company.

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

The following table shows a breakdown of the ORE portfolio by category as of the end of the periods indicated:

	December 31, 2012		September 30, 2012		June 30, 2012		March 31, 2012
Bank Premises	$484	2.4%	$484	2.9%	$484	2.6%	$484	2.2%
FAS 66 loans	—	—%	—	—%	—	—%	77	0.4%
Rental	8,384	42.4%	6,649	39.4%	8,337	44.9%	8,883	40.8%
Non-rental	1,041	5.3%	989	5.9%	1,067	5.7%	8,777	40.3%
Auction	344	1.7%	68	0.4%	767	4.1%	2,706	12.4%
Land	9,516	48.2%	8,690	51.4%	7,923	42.7%	860	3.9%

Total	$19,769	100.0%	$16,880	100.0%	$18,578	100.00%	$21,787	100.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company makes every effort to sell ORE as quickly as feasible while still recovering as much of the original investment as possible. Management also considers the cost associated with holding individual properties in determining how aggressively it markets an individual property. The Company’s ORE that is classified as rental properties generally consists of 1-4 family properties, though some are commercial real estate. Rental income generated by this group has typically exceeded the holding costs of the respective properties. The majority of the rental properties are listed for sale with real estate agents; however properties in this group are not the primary focus of management’s marketing efforts given the income producing nature of the property. The Company’s ORE that is classified as auction properties are marketed aggressively with dates set for auctions and most auction properties being allowed to sell without a reserve price. The Company’s other ORE properties are being marketed, though there is no definite date as to when they may be expected to be sold.

The following table provides activity within the ORE portfolio in terms of individual parcels for the years ended on the dates indicated:

	Rental	Non-rental	Auction	Land
December 31, 2012
Foreclosures	18	7	3	10
Sales	21	9	34	9
Weighted average age of properties held at period end (months)	9.3	6.8	34.4	13.4
December 31, 2011
Foreclosures	28	6	22	15
Sales	4	25	3	19
Weighted average age of properties held at period end (months)	2.3	8.1	6.8	15.8

The following table sets forth information related to the largest five ORE properties held by the Company as of December 31, 2012:

Property Description	Original loan classification	Original Loan Amount	Charge-off prior to transfer into ORE	Write-down after transfer into ORE	Carrying Balance
Unimproved land	Real estate construction	$5,000	$905	$—	$3,485
Mixed use commercial property	Commercial Real estate	3,684	1,536	—	1,046
Unimproved land	Real estate construction	2,546	196	85	927
Mini storage facility	Commercial Real estate	887	—	—	784
Mobile home park/ mini storage facility	Commercial Real estate	959	—	82	765

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth information related to the largest five ORE properties held by the Company as of December 31, 2011:

Property Description	Original loan classification	Original Loan Amount	Charge-off prior to transfer into ORE	Write-down after transfer into ORE	Carrying Balance
Unimproved land	Real estate construction	$5,000	$905	$—	$3,485
Upper market single family residence	Real estate construction	1,573	129	—	1,401
Upper market single family residence	Real estate construction	2,331	435	752	1,138
Unimproved land	Real estate construction	2,546	196	—	1,012
Mobile home park/ mini storage facility	Commercial Real estate	959	—	—	847

Each of the ORE properties identified in the December 31, 2012 table above, with the exception of the property carried at $1,046, is listed with a real estate agent and is also listed as available for sale on the Bank’s website. The two properties classified as unimproved land were, at the time the loans were made, intended to be developed. The property carried at $3,485 is commercial property located in an area that remains significantly and negatively impacted by the downturn in the real estate market. Although the Company continues to actively market the property, management anticipates that it could take a significant amount of time to sell the property. The property carried at $927 is located in a residential area that was also negatively impacted by the downturn in the economy. Although there are some positive indicators of improvements in the local market where the property is located, management believes it will likely require a significant amount of time to sell the property, and it is possible that the Company may partner with a residential developer in order to sell the property. The three commercial real estate properties are income producing rental properties that are being managed by a third party property manager on behalf of the Company. The Company continues to market these rental properties, but because of the income producing nature of the properties, it is likely that management will resist selling the properties for less than the current carrying value of the properties.

Deposits

The following table sets forth the composition of the deposits at December 31:

	2012		2011
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$47,908	10.7%	$46,664	8.4%
Interest-bearing demand accounts	121,341	27.0%	104,661	18.9%
Savings accounts	20,992	4.7%	19,808	3.6%
Time deposits greater than $100	118,660	26.4%	118,267	21.3%
Other time deposits	140,045	31.2%	172,906	31.2%
Noninterest-bearing demand accounts held for sale	—	—	5,213	0.9%
Interest-bearing demand accounts held for sale	—	—	39,025	7.0%
Savings accounts held for sale	—	—	287	0.1%
Time deposits greater than $100 held for sale	—	—	28,904	5.2%
Other time deposits held for sale	—	—	19,302	3.4%

Total	$448,946	100.0%	$555,037	100.0%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The majority of deposits continue to be in time deposits, though there was a decrease of $80,674 in total time deposits during 2012. The decrease in time deposits is primarily due to the sale of the two branch locations during 2012. The decrease is further due to the Bank’s continued focus on reducing reliance on wholesale funding sources. Wholesale funding sources are any deposits that are attained through means other than direct customer contact. Wholesale funding sources utilized by the Bank include brokered CDs and national market time deposits. The change in the Bank’s deposit composition was also impacted by historically low market rates for deposit products and excess liquidity in the Bank’s market area.

The following table shows the breakdown of time deposits at year end December 31, 2012 and 2011:

	December 31
	2012	2011
Personal CDs	$160,327	$161,624
Non-Personal CDs	7,801	6,771
Public Funds CDs	20,300	16,748
National market time deposits	38,790	57,071
Brokered CDs	7,059	25,124
IRAs	24,428	23,835
Personal CDs held for sale	—	41,332
Non-Personal CDs held for sale	—	1,498
Public Funds CDs held for sale	—	250
IRAs held for sale	—	5,126

Total	$258,705	$339,379

The total of wholesale funding sources at December 31, 2012 was $45,849, a decrease of $36,346 from $82,195 at December 31, 2011. The average rate paid for brokered CDs during 2012 was 2.06% compared to 1.71% in 2011. The increase in average rate paid on brokered CDs was primarily due to a penalty the Bank paid to call two CDs before their maturity date. The average rate paid for national market time deposits in 2012 was 1.10% compared to 1.28% in 2011. The decrease in average rate paid on national market time deposits was primarily due to excess liquidity in the national market during the majority of 2012.

Brokered CDs totaled $7,059 with a weighted average rate of 1.57% compared to $25,124 with a weighted average rate of 1.49% at December 31, 2011. Maturities of brokered CDs range from March of 2013 to December of 2013. Under the terms of the Consent Order, the Bank is restricted from accepting, renewing or rolling over brokered deposits without prior consent of the FDIC. In 2012, $18,065 of brokered deposits matured. In 2013, $7,059 of brokered deposits are expected to mature. Due to the Bank’s current liquidity position, management does not anticipate that they will seek permission to accept new or rollover brokered deposits during the time that the Consent Order remains in effect. However, if market conditions change, resulting in significant reductions in the Bank’s liquidity, management may decide to seek approval to accept new brokered deposits.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Bank has policies in place to ensure that total wholesale funding is maintained at a reasonable level. The Bank, beginning in 2010, has also experienced pressure from its primary regulators to reduce reliance on wholesale funding sources. Management made significant reductions in its reliance on wholesale funding during 2010 and that trend continued into 2011 and 2012, though to a lesser extent. The Bank’s reliance on wholesale funding should continue to decrease as brokered deposits and additional national market CDs mature during 2013.

At December 31, 2012, we had $235,286 in time deposits maturing within two years, of which $7,059 were brokered deposits. Time deposits maturing within one year of December 31, 2012 were $208,372, or 80.5% of total time deposits. If we are not able to retain these deposits at maturity, or attract additional deposits at comparable rates, we may be required to seek higher cost deposits to replace these deposits which could negatively impact our net interest margin. Further, because we have entered into the Consent Order, the Bank is limited from paying deposit rates above national rate caps published weekly by the FDIC, unless the Bank is determined to be operating in a high-rate market area. On December 1, 2011, the Bank received notification from the FDIC that it is operating in a high-rate environment, which allows the Bank to pay rates higher than the national rate caps, but continues to limit the Bank to rates that do not exceed the prevailing rate in the Bank’s market by more than 75 basis points. If, as a result of the limitations on deposit rates, we are unable to secure replacement deposits for these maturing deposits, our liquidity could be negatively impacted which could materially and adversely affect our results of operations. The weighted average cost of all deposit accounts was 0.97% in 2012 compared to 1.34% in 2011. The weighted average rate on time deposits was 1.31% in 2012, compared to 1.60% in 2011. Management expects to seek short-term time deposit funding to match variable rate loans. These efforts, if successful, are expected to reduce interest rate risk and expand our net interest margin.

The following tables present, at December 31 for each of the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

	2012		2011		2010
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Amount	Paid	Amount	Paid	Amount	Paid
Noninterest-bearing demand deposits	$48,981	n/a	$48,415	n/a	$45,766	n/a
Interest-bearing demand accounts	132,470	0.64%	136,539	0.79%	100,362	0.83%
Savings deposits	20,511	0.15%	19,643	0.15%	19,791	0.15%
Time deposits $100 and over	141,836	1.30%	164,122	1.65%	191,321	2.13%
Other time deposits	170,001	1.32%	208,817	1.57%	232,461	2.11%

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contractual Obligations

The Company has the following contractual obligations as of December 31, 2012:

	Less than 1 year	1—3 years	3—5 years	More than 5 years	Total
Operating leases	$264	$528	$476	$2,138	$3,406
Time deposits	208,372	38,607	11,726	—	258,705
Long term borrowings (1)	13,000	—	—	23,000	36,000
Repurchase agreements	7,000	—	—	—	7,000
Preferred stock dividends (2)	970	161	—	—	1,131

Total	$229,606	$39,296	$12,202	$25,138	$306,242

(1)	Reflects only the principal amounts due on the Company’s subordinated debentures. Due to the Company’s deferral of interest payments on the subordinated debentures, the Company has also accrued $2,933 of interest due as of December 31, 2012. Repayment of the deferred interest amounts will begin at such time as the Company is able to obtain approval from the FRB.
(2)	Reflects payments due on shares issued through the CPP on February 27, 2009. Amounts presented assume that the preferred stock will be fully redeemed on February 26, 2014. In the event that we are unable to redeem the preferred stock on or before February 26, 2014, the dividend rate on the shares increases from the current rate of 5% to 9%, which will result in annual required dividends of $1,683 until the shares of Preferred Stock are redeemed.

Subordinated Debentures

In 2002, the Company issued $3,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a private offering of trust preferred securities. The securities mature on December 31, 2032; however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB. The interest rate on the subordinated debentures as of December 31, 2012 was 3.75%. The subordinated debentures bear interest at a floating rate equal to the New York Prime rate plus 50 basis points (“bps”). The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet but count as Tier 1 capital for regulatory capital purposes, subject to certain limitations on the amount of these securities that may be counted as Tier 1 capital. Debt issuance costs of $74 have been capitalized and are being amortized over the term of the securities. Principal officers, directors, and their affiliates owned $500 and $700 of the $3,000 subordinated debentures at year end 2012 and 2011, respectively. The proceeds from this offering were utilized to increase the Bank’s capital by $3,000.

In 2005, the Company issued $5,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a pooled offering of trust preferred securities. These securities mature on September 15, 2035, however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB. The interest rate on the subordinated debentures as of December 31, 2012 was 1.806%. The subordinated debentures bear interest at a floating rate equal to the 3-Month LIBOR plus 1.50%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet but count as Tier 1 capital for

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

regulatory purposes, subject to certain limitations on the amount of these securities that may be counted as Tier 1 capital. There was no debt issuance cost in obtaining the subordinated debentures. The proceeds from the pooled offering were used to increase the Bank’s capital.

In 2007, the Company issued $15,000 of redeemable subordinated debentures through a special purpose entity as part of a pooled offering of trust preferred securities. These subordinated debentures mature in 2037; however, the Company can currently repay the securities at any time subject to approval from the FRB. The interest rate on the subordinated debentures was 7.96% until December 15, 2012, and thereafter the subordinated debentures bear interest at a floating rate equal to the 3-month LIBOR plus 3.0%. As of December 31, 2012, the interest rate was 3.306%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet but $8,462 of the debentures count as Tier 1 capital and the remaining $6,538 is considered as Tier 2 capital for regulatory purposes. There was no debt issuance cost in obtaining the subordinated debentures. The proceeds were used to help fund the acquisition of First National.

Currently, the portion of the subordinated debentures qualifying as Tier 1 capital will not change for existing debentures of companies with total assets less than $15 billion under the Dodd-Frank Act but the Company’s federal regulators have proposed rules that would phase-out over a ten-year period the Company’s ability to count the subordinated debentures as Tier 1 capital. The portion of the subordinated debentures qualifying as Tier 1 capital is limited to 25% of total Tier 1 capital. Subordinated debentures in excess of the Tier 1 capital limitation generally qualify as Tier 2 capital.

Distributions on the subordinated debentures are payable quarterly; however, the Company cannot pay interest on the subordinated debentures or dividends on its common stock or Preferred Stock without the prior consent of the FRB. On January 27, 2011, the FRB denied the Company’s request to make the March 15, 2011 quarterly interest payment due on the subordinated debentures that mature in 2012, and the Company has been unable to pay interest on any of its subordinated debentures since that date. Under the terms of indentures pursuant to which the debentures were issued, if the Company defers payment of interest on the debentures it may not, during such a deferral period, pay dividends on its common stock or preferred stock or interest on any of the other subordinated debentures issued by the Company. Accordingly, the Company does not expect to be able to pay interest on its other subordinated debentures or dividends on its common stock or preferred stock until such time as it is able to secure the approval of the FRB. Furthermore, the indentures pursuant to which the debentures issued in 2005 and 2007 were issued provide that the Company’s subsidiaries are similarly prohibited from paying dividends on the subsidiaries’ common and preferred stock not held by the Company or its subsidiaries. The Company’s subsidiary, Community First Properties, Inc., has issued and outstanding 125 shares of preferred stock totaling $125 in liquidation value, which shares are held by 125 unaffiliated shareholders. Dividends totaling approximately $16 are payable on these shares biannually. Community First Properties, Inc. paid the dividends owed to the preferred stockholders on June 30, 2011 in violation of the terms of the indentures pursuant to which the subordinated debentures that were issued in 2005 and 2007 were issued and as a result has breached its obligations under the terms of those indentures. As a result, the Company is in default under these indentures and the holders of the subordinated debentures issued thereunder and the related trust preferred securities could seek a judicial

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

determination that the Company must cure the default which the Company believes would require the contribution of $8 of capital to Community First, Inc. Community First Properties, Inc. deferred the payment of its preferred dividend payments due on December 31, 2011, June 30, 2012 and December 31, 2012, as permitted under the terms of the documents governing the terms of those shares of preferred stock. Community First Properties, Inc. will not be able to resume dividend payments on its preferred stock until the Company has resumed the payment of interest on the subordinated debentures issued in 2005 and 2007 and paid in full all unpaid dividends thereon. In the event that the Company is unable to pay interest on the subordinated debentures it has issued following March 15, 2016 in the case of two of the tranches and March 31, 2016 in the case of the third tranche, the holders of the related trust preferred securities would be able to claim an event of default under the indentures and all amounts then owed on the debentures would be immediately due and payable.

Liquidity

Our liquidity, primarily represented by cash and cash equivalents, is a result of our operating, investing and financing activities. These activities are summarized below for the three years ended December 31:

	2012	2011	2010
Net income (loss)	$3,043	$(15,052)	$(18,206)
Adjustments to reconcile net income (loss) to net cash from operating activities	20,157	23,827	25,300

Net cash from operating activities	23,200	8,775	7,094
Net cash from investing activities	14,506	47,928	35,046
Net cash used in financing activities	(19,571)	(40,264)	(12,957)

Net change in cash and cash equivalents	18,135	16,439	29,183

Cash and cash equivalents at beginning of period	76,742	60,303	31,120

Cash and cash equivalents at end of period	$94,877	$76,742	$60,303

The significant adjustments to reconcile net loss to net cash from operating activities in 2012 were proceeds from sale of mortgage loans of $27,852, gain on sale of branches of $4,067, provisions for loan losses of $2,700, and net write-downs and losses on sale of other real estate of $1,523. The significant components of investing activities in 2012 were net decrease in loans of $65,746; total securities purchases of $60,348; net cash paid in connection with branch sales of $53,424; maturities, prepayments and calls of securities of $40,823; sale of securities of $12,437; and proceeds from sale of other real estate owned of $10,334. The most significant component of financing activities in 2012 was the decrease in deposits of $16,574.

The significant adjustments to reconcile net loss to net cash from operating activities in 2011 were a $13,029 provision for loan losses, a $5,000 securities impairment loss, net write-downs and losses on sale of other real estate of $2,020, and losses on repossessed assets of $1,025. The significant components of investing activities in 2011 were net decrease in loans of $40,010; total securities purchases of $15,181; maturities, prepayments and calls of securities of $13,743; and proceeds from sale of other real estate owned of $7,887. The most significant component of financing activities in 2011 was the decrease in deposits of $40,032.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The primary uses of cash are lending to the Company’s borrowers and investing in securities and short-term interest earning assets. In 2012, 2011, and 2010, loan repayments were greater than demand for new loans, which provided additional liquidity to pay off outstanding liabilities such as federal funds purchased, FHLB advances, and other borrowed money.

We consider our liquidity sufficient to meet our outstanding short and long-term needs. We expect to be able to fund or refinance, on a timely basis, our material commitments and long-term liabilities.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2012, we had unfunded loan commitments outstanding of $18,118 and unfunded letters of credit of $2,532. If we needed to fund these outstanding commitments, we have the ability to liquidate federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, we could sell participations in these or other loans to correspondent banks.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Capital Resources

Our total shareholders’ equity at December 31, 2012 was $10,336 compared to $9,575 at December 31, 2011, and $22,761 at December 31, 2010. The largest component of the increase in shareholders’ equity in 2012 was net income of $3,043.

As of December 31, 2012, the Bank’s capital levels were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action. While the Bank’s capital levels at December 31, 2012, exceeded those necessary to be considered well capitalized, our consolidated capital ratios were well below those required by federal regulators and are critically low. Our consolidated total capital to risk-weighted assets ratios for year end 2012 and 2011 were 7.62% and 4.85%. Our consolidated Tier 1 to risk weighted assets ratios were 4.23% and 2.37% at year-end 2012 and 2011, respectively. Also, our Tier 1 to average assets ratios were 2.40% and 1.61% at year-end 2012 and 2011 respectively. In order for the Company to be considered well capitalized, it must have a consolidated total capital to risk weighted assets ratio of at least 10% and a Tier 1 to average assets ratio of at least 6%. Furthermore, virtually all of our capital on a consolidated basis consists of preferred stock and subordinated debentures which require repayments.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

At December 31, 2012 and December 31, 2011, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under applicable regulatory provisions and the ratios required by the Consent Order were as follows:

2012	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Regulatory Provisions		Required by terms of Consent Order with FDIC
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$39,038	12.65%	$24,684	8.00%	$30,854	10.00%	$37,025	12.00%
Consolidated	23,551	7.62%	24,734	8.00%	30,918	10.00%	N/A	N/A
Tier I Capital to risk weighted assets
Community First Bank & Trust	$35,108	11.38%	$12,342	4.00%	$18,513	6.00%	$30,854	10.00%
Consolidated	13,076	4.23%	12,367	4.00%	18,551	6.00%	N/A	N/A
Tier I Capital to average assets
Community First Bank & Trust	$35,108	6.46%	$21,741	4.00%	$27,176	5.00%	$46,199	8.50%
Consolidated	13,076	2.40%	21,811	4.00%	N/A	N/A	N/A	N/A
2011
Total Capital to risk weighted assets
Community First Bank & Trust	$36,229	8.51%	$34,044	8.00%	$42,555	10.00%	$51,066	12.00%
Consolidated	20,662	4.58%	34,102	8.00%	42,627	10.00%	N/A	N/A
Tier I Capital to risk weighted assets
Community First Bank & Trust	$30,734	7.22%	$17,022	4.00%	$25,533	6.00%	$42,555	10.00%
Consolidated	10,105	2.37%	17,051	4.00%	25,576	6.00%	N/A	N/A
Tier I Capital to average assets
Community First Bank & Trust	$30,734	4.92%	$25,011	4.00%	$31,263	5.00%	$53,147	8.50%
Consolidated	10,105	1.61%	25,072	4.00%	N/A	N/A	N/A	N/A

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On March 14, 2013, the Bank entered into a written agreement with the Department, the terms of which are substantially the same as those of the Consent Order, including as to required minimum levels of capital the Bank must maintain.

The Bank’s Tier 1 capital to Average Assets as of December 31, 2012 was below those that the Bank agreed to achieve by that date under the terms of the Consent Order. Based on December 31, 2012 levels of average assets and risk-weighted assets, the required amount of additional Tier 1 capital necessary for the Bank to meet the requirements of the Consent Order was approximately $11,091. As a result of entering into the Consent Order, the Bank is subject to additional limitations on its operations including accepting, rolling over, or renewing brokered deposits, which could adversely affect the Bank’s liquidity and/or operating results. By virtue of entering into the Consent Order, the Bank is also limited from paying deposit rates above national rate caps published weekly by the FDIC, unless the Bank is determined to be operating in a high-rate market area. On December 1, 2011, the Bank received notification from the FDIC that it is operating in a high-rate environment, which allows the Bank to pay rates higher than the national rate caps, but continues to limit the Bank to rates that do not exceed the prevailing rate in the Bank’s market by more than 75 basis points. The Bank is also limited, as a result of its condition, in its ability to pay severance payments to its employees and must receive the consent of the FDIC and the Department to appoint new officers or directors.

As of December 31, 2012, we believe that we are in compliance with all provisions of the Consent Order that were required to be completed by December 31, 2012, with the exception of attaining the Tier I capital to average assets ratio required by the Consent Order. In accordance with the terms of the Consent Order, management has submitted a capital plan with the objective of attaining the capital ratios required by the Consent Order. The FDIC has accepted the capital plan. In addition to the capital plan, all other plans required by the Consent Order have been prepared and submitted to the FDIC and have been accepted by the FDIC.

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company will not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The terms of the Written Agreement, which replaced the board resolution, among other things, similarly prohibit the Company from incurring debt, paying dividends or interest or redeeming shares of its capital stock without the approval of the FRB. The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common or Preferred Stock and the Company’s subsidiaries may not pay dividends on the subsidiaries common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on its Preferred Stock beginning in the second quarter of 2011. At December 31, 2012, the Company has $2,933 of interest accrued for which payment is being deferred. In addition, the Company has accumulated $1,822 in

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

deferred dividends on its preferred stock. The Company’s subsidiary Community First Properties, Inc. suspended payment of its dividends on its preferred stock beginning with the dividend payment due December 31, 2011. At December 31, 2012, Community First Properties, Inc. has $23 of preferred stock dividends accrued for which payment is being deferred. Since the Company has deferred payment of dividends on the Preferred Stock for more than six quarters, the holders of the preferred stock now have the right to elect up to two directors to the Company’s board of directors.

As a result of its losses in 2011, the Bank is prohibited under applicable Tennessee law from declaring dividends, without prior approval from the Department. The terms of the Consent Order and the written agreement with the Department also prohibit the Bank from paying dividends to the Company without prior approval from the FDIC and the Department. Pursuant to the terms of the Written Agreement between the FRB and the Company, the Company is prohibited from paying any dividends on the Preferred Stock the Company sold to the U.S. Treasury and from paying any interest on its trust preferred securities. The branch sales, described in Note 3 to the financial statements, improved the Bank’s capital levels. However, the branch sales did not increase the Bank’s capital levels to those required to be maintained by the Bank in the Consent Order. As a result, and because the Company does not have cash available to contribute to the Bank in an amount sufficient to enable the Bank to achieve the capital levels it committed to maintain in the Consent Order or written agreement that the Bank entered into with the Department, the Company will have to seek additional alternatives beyond the branch sales to raise capital in order to assist the Bank in meeting its obligations. The Company is currently considering the options available to it to increase capital levels at the Bank, including the sale of common or preferred stock of the Company, or alternatively the sale of the Company. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company. This change in control would likely qualify as a change in control under the IRS’s regulations related to the preservation of net operating loss carryforwards causing the Company to likely forfeit this benefit. The loss of this benefit would not cause the Company to recognize a cash charge, but rather would eliminate the benefit that the Company would otherwise be able to utilize to offset future year’s profits, if any, to reduce the Company’s tax liability.

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides the U. S. Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the EESA is the CPP, which provided for direct equity investment of perpetual preferred stock by the U.S. Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Dividend requirements for the Senior Preferred and Warrant Preferred shares in years 2013 are $970; 2014, $1,571; 2015 through redemption of the shares $1,683 per year. The increase in 2014 is due to the increase in the dividend rate on the Senior Preferred shares from 5% to 9%. The Company is able to redeem all or a portion of the Senior Preferred shares at any time following consultation with its primary regulator, but may not redeem the Warrant Preferred shares unless all of the Senior Preferred shares have been redeemed. The required dividends in future periods would be reduced for any redemption.

Because the Bank incurred losses in 2011, 2010 and 2009, the Bank is currently unable to pay dividends to the Company, including, if necessary, dividends to support the Company’s payment of interest on its subordinated debentures and dividends on the Senior Preferred or Warrant Preferred Shares without prior approval by the Commissioner of the Department. In addition, the Bank is prohibited by the terms of the Consent Order and the written agreement it entered into with the Department from paying dividends to the Company without the prior approval of the Department and the FDIC.

In late 2010, the Basel Committee on Banking Supervision issued “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”), a new capital framework for banks and bank holding companies. Basel III will impose a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. On June 6, 2012, the federal bank regulatory agencies, including the Federal Reserve and the FDIC, issued a series of proposed rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in Basel III and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity Tier I minimum capital requirement of 4.5% and a minimum Tier I capital requirement of 6% (up from the currently required 4%) and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status and certain commercial real estate facilities that finance the acquisition, development or construction of real property. The proposed rules also required unrealized gains and losses on certain securities holdings to be included for purposes of calculating regulatory capital requirements. In addition, the proposed rules would phase out trust preferred securities as Tier I capital over a period of ten years. The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments as well as a banking organization’s ability to repurchase its own shares if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of common equity Tier I capital in addition to the amount necessary to meet its minimum risk-based capital requirements. As a result, when fully phased in, the capital requirements would be a Tier I leverage ratio of 4%, a Tier I common risk-based equity capital ratio of 7%, a Tier I equity risk-based capital ratio of 8.5% and a total risk-based capital ratio of 10.5%. The proposed rules indicated that the final rule would become effective on January 1, 2013, and the changes set forth in the final rules would be phased in from January 1, 2013 through January 1, 2019. However, the federal bank regulatory agencies indicated in December 2012 that, due to the substantial volume of public comments received, the final rule would not be in effect on January 1, 2013 and the agencies have not yet announced a new effective date for the rules. Accordingly, it is difficult at this time to predict when or how any new standards will ultimately be applied to the Company or the Bank.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Return on Equity and Assets

Returns on average consolidated assets and average consolidated equity and the ratio of average equity to average assets and the dividend payout ratio for the periods indicated are as follows:

	2012	2011	2010
Return on average assets	0.48%	(2.35%)	(2.65%)
Return on average equity	16.82%	(83.21%)	(41.69%)
Average equity to average assets ratio	1.82%	2.83%	6.36%
Dividend payout ratio	n/a	n/a	n/a

BOARD OF DIRECTORS AND MANAGEMENT

The following chart gives the name, age and biographical information of each of the Company’s directors along with that person’s principal occupation during the preceding five years. Directors are elected for a term of three years.

Name	Age	Principal Occupation
Eslick E. Daniel	71	Mr. Daniel is Chairman of the Board of Directors. He is a retired orthopedic surgeon and founder of Mid-Tennessee Bone and Joint Clinic, P.C.

H. Allen Pressnell, Jr.	67	Mr. Pressnell is President, Chief Executive Officer and owner of Columbia Rock Products Corp. and the Chief Executive Officer and owner of Industrial Contractors Inc.

W. Roger Witherow	64	Mr. Witherow is President of Roger Witherow & Associates, Inc., a firm specializing in executive and employee fringe benefits. Mr. Witherow is a registered representative and sells securities through Thoroughbred Financial Services LLC.

Vasant (Vince) G. Hari	64	Mr. Hari is an investor in the hospitality industry.

Dinah C. Vire	61	Ms. Vire is the former manager of a physician’s office, a position she held from 1978 to 2007. Ms. Vire also serves on the boards and as an officer for several local associations and non-profit organizations.

Bernard Childress	57	Mr. Childress is a former educator. He is currently the Executive Director of the Tennessee Secondary School Athletic Association and is active in community activities through Leadership Maury County, the YMCA, the Rotary Club and the Maury Regional Hospital Advisory Board.

Randy A. Maxwell	56	Mr. Maxwell is Assistant Vice President for Investments of Tennessee Farmers Mutual Insurance Company.

Stephen F. Walker	43	Mr. Walker is the Commercial Property Manager for Walker Family Limited Partnership and is active in the Columbia Main Street Corporation, the City of Columbia Board of Zoning Appeals and the Court Appointed Special Advocates.

Martin Maguire	41	Mr. Maguire is a licensed CPA and partner of Brown & Maguire CPAs. Mr. Maguire is also a member of Jams Investments LLC and serves on the boards of local non-profit organizations and his church.

The following is biographical information regarding those persons who are executive officers of the Company, but who are not members of the Board of Directors:

Louis E. Holloway, 60, President and Chief Executive Officer of Community First, Inc. and Community First Bank & Trust. Prior to joining the Bank in January of 2008, Mr. Holloway served in market development of Bank of America as Senior Vice President/Market President in Macon, Georgia. He also held various positions in lending and consumer business. Mr. Holloway served as the Bank’s Senior Vice President and Chief Retail Officer and Chief Credit Officer prior to becoming President and Chief Executive Officer in June 2011. Mr. Holloway has 38 years of banking experience.

James A. Bratton, 48, is Senior Vice President and Chief Credit Officer of Community First Bank & Trust and has held that position since July 2011. Mr. Bratton joined Community First Bank & Trust in January 2003 as Vice President, Commercial Lending. Prior to joining Community First Bank & Trust, he served in various positions with First Farmers and Merchants National Bank in Columbia, Tennessee. Mr. Bratton has 25 years of banking experience.

Jon Thompson, 32, is Vice President and Chief Financial Officer of Community First, Inc. and Community First Bank & Trust. Prior to his appointment as Vice President and Chief Financial Officer, Mr. Thompson served as the Assistant Vice President and Controller of the Bank beginning in August 2008. Prior to joining the Bank, Mr. Thompson was a senior staff member of Crowe Horwath LLP, an independent registered public accounting firm.

Elaine Chaffin, 55, is Senior Vice President and Chief Risk Manager of Community First, Inc. and Community First Bank & Trust and has held that position since August 2010. Prior to this position, she served as the Bank’s Compliance Officer beginning in April 2010. Prior to joining Community First Bank & Trust, she served as Senior Vice President, Executive Officer and Chief Risk Manager for Community Bank of the Cumberlands in Cookeville, TN. She also served as Chief Compliance Officer for Cumberland Bancorp from 1999 to 2001 and served as Compliance officer for TransFinancial Bank for the Tennessee offices from 1988 to 1999. She has 30 years of banking experience.

ITEM 7A. Quantitative	and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Management uses a gap simulation model that takes cash flows into consideration. These include mortgage-backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing our pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest-bearing deposits that is actually repriceable within a year. Our cumulative one year gap position at December 31, 2012, was 1.14% of total assets. Our policy states that our one-year cumulative gap should not exceed 15% of total assets.

At year end 2012, $308,967 of $509,221 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year totaled $191,326, or 64.2% of total loans at December 31, 2012. We had $278,056 of loans maturing or repricing within five years. As of December 31, 2012, we had $208,573 in time deposits maturing or repricing within one year.

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

December 31, 2012
Basis Point Change	+200 bps	+100 bps	-100 bps		-200 bps
Increase (decrease) in net interest income	3.87%	1.06%	(0.94%	)	(2.65%	)

December 31, 2011
Basis Point Change	+200 bps	+100 bps	-100 bps		-200 bps
Increase (decrease) in net interest income	8.36%	3.60%	(5.07%	)	(12.89%	)

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

December 31, 2012
Basis Point Change	+200 bps	+100 bps	-100 bps		-200 bps
Increase (decrease) in equity at risk	5.81%	5.34%	(1.34%	)	2.54%

December 31, 2011
Basis Point Change	+200 bps	+100 bps	-100 bps		-200 bps
Increase (decrease) in equity at risk	9.09%	6.25%	(2.83%	)	7.38%

One of management’s objectives in managing our balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities.

Impact of Inflation

The consolidated financial statements and related notes presented elsewhere in the report have been prepared in accordance with accounting principles generally accepted in the United States. This requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. During the last two years, the effects of inflation have not had a material impact on the Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company, together with the Notes thereto and the Management Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm thereon, are included on pages F-1 to F-73 of this Annual Report on Form 10-K and are incorporated herein by reference:

•	Balance Sheets as of December 31, 2012 and 2011

•	Statements of Operations for the three years ended December 31, 2012

•	Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2012

•	Statements of Cash Flows for the three years ended December 31, 2012

•	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(d) promulgated under the Exchange Act, that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to its management, including its President (the Company’s principal executive officer) and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its President and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the President and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

The report of the Company’s management on the Company’s internal control over financial reporting is set forth on page F-3 of this Annual Report on Form 10-K.

There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended December 31, 2012 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 14, 2013, the Bank entered into a written agreement with the Department, the terms of which are substantially the same as those of the Consent Order, including as to required minimum levels of capital that the Bank must maintain.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item 10 will appear in, and is hereby incorporated by reference to, the information under the headings “Proposal 1: Election of Directors-Directors Standing For Election and-Directors Continuing in Office,” “Executive Officers,” “Corporate Governance-Meetings and Committees of the Board of Directors-Audit Committee,” and “Security Ownership of Certain Beneficial Owners and Management-Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2013 annual meeting of shareholders.

The Company has adopted a code of conduct for its senior executive and financial officers (the “Code of Conduct”), a copy of which is available under the “Disclosures” section on the Company’s website at www.cfbk.com. The Company will make any legally required disclosures regarding amendments to or waivers of, provisions of its Code of Conduct on its website at www.cfbk.com.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 will appear in, and is hereby incorporated by reference to, the information under the headings “Executive and Director Compensation” and “Corporate Governance-Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2013 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item 12 will appear in, and is hereby incorporated by referenced from, the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2013 annual meeting of shareholders.

Equity Compensation Plan Information

The following table set forth certain information as of December 31, 2012 regarding compensation plans under which our equity securities are available for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrant and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a)) (c)
Equity compensation plans approved by security holders	76,500	$23.95	390,609
Equity compensation plans not approved by security holders	—	—	—

	76,500	$23.95	390,609

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will appear in, and is hereby incorporated by reference to, the information under the headings “Corporate Governance-Certain Relationships and Related Transactions and -Director Nomination Procedure and Director Independence” in our definitive proxy statement for the 2013 annual meeting of shareholders.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will appear in, and is hereby incorporated by reference to, the information under the heading “Proposal 3-Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2013 annual meeting of shareholders.

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

COMMUNITY FIRST, INC.

Date: March 15, 2013	By:	/s/ Louis E. Holloway
Louis E. Holloway
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Eslick E. Daniel	Chairman of the Board	March 15, 2013
Eslick E. Daniel

/s/ Louis E. Holloway	President	March 15, 2013
Louis E. Holloway	(Principal Executive Officer)

/s/ Jon Thompson	Chief Financial Officer	March 15, 2013
Jon Thompson	(Principal Financial and Accounting Officer)

/s/Martin Maguire	Director	March 15, 2013
Martin Maguire

/s/ W. Roger Witherow	Director	March 15, 2013
W. Roger Witherow

/s/ Bernard Childress	Director	March 15, 2013
Bernard Childress

/s/ Stephen F. Walker	Director	March 15, 2013
Stephen F. Walker

/s/ Randy A. Maxwell	Director	March 15, 2013
Randy A. Maxwell

/s/ H. Allen Pressnell, Jr.	Director	March 15, 2013
H. Allen Pressnell, Jr.

/s/ Dinah C. Vire	Director	March 15, 2013
Dinah C. Vire

/s/ Vasant (Vince) G. Hari	Director	March 15, 2013
Vasant (Vince) G. Hari

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Based on this assessment we believe that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Community First, Inc.

We have audited the accompanying consolidated balance sheet of Community First Inc. and its Subsidiaries, (the “Company”) as of December 31, 2012 and the related consolidated statement of operations, changes in shareholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an option on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company is subject to a written agreement with its primary regulator, which among other things restricts the payment of interest on subordinated debentures and outstanding preferred stock. The Company is in substantial compliance with this agreement. The Company’s bank subsidiary, Community First Bank & Trust (the “Bank”), is not in compliance with a regulatory enforcement action issued by its primary federal regulator requiring, among other things, a minimum Tier 1 Leverage capital ratio of not less than 8.5%. The Bank’s Tier 1 Leverage capital ratio was 6.46% at December 31, 2012. Continued failure to comply with the regulatory action may result in additional adverse regulatory action. Management’s plan with regards to these matters is also discussed in Note 2 to the consolidated financial statements.

/s/ HORNE LLP

Memphis, Tennessee

March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Community First, Inc.

We have audited the accompanying consolidated balance sheets of Community First, Inc. (the “Company”) as of December 31, 2011 and the related consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community First, Inc. as of December 31, 2011 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company’s bank subsidiary, Community First Bank & Trust (the “Bank”), is not in compliance with a regulatory enforcement action issued by its primary federal regulator requiring, among other things, a minimum Tier 1 Leverage capital ratio at the Bank of not less than 8.5%, a minimum Tier 1 capital to risk-weighted assets ratio of not less than 10.0% and a minimum Total capital to risk-weighted assets ratio of not less than 12.0%. The Bank’s Tier 1 Leverage capital ratio was 4.92%, its Tier 1 capital to risk-weighted assets ratio was 7.22% and its Total capital to risk-weighted assets ratio was 8.51% at December 31, 2011. Continued failure to comply with the regulatory enforcement action may result in additional adverse regulatory action. Management’s plans with regards to these matters are also discussed in Note 2 to the consolidated financial statements.

/s/ Crowe Horwath LLP

Brentwood, Tennessee

March 30, 2012

COMMUNITY FIRST, INC.

CONSOLIDATED BALANCE SHEETS

December 31

(Dollar amounts in thousands, except per share data)

	December 31
	2012	2011
ASSETS
Cash and due from financial institutions	$94,877	$73,708
Federal funds sold	—	3,034

Cash and cash equivalents	94,877	76,742
Time deposits in other financial institutions	1,000	250
Securities available for sale, at fair value	70,180	63,660
Loans held for sale in secondary market, at fair value	921	5,274
Loans held for sale, net of allowance of $1,084 at December 31, 2011	—	53,125
Loans	306,881	381,196
Allowance for loan losses	(9,767)	(19,546)

Net loans	297,114	361,650
Restricted equity securities, at cost	1,727	1,727
Premises and equipment, net	8,770	9,277
Premises and equipment held for sale, net	—	4,982
Core deposit and customer relationship intangibles, net	1,352	1,551
Accrued interest receivable	1,377	2,096
Bank owned life insurance	9,331	9,040
Other real estate owned, net	19,769	22,055
Other assets	4,297	5,344

Total assets	$510,715	$616,773

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$47,908	$46,664
Noninterest-bearing held for sale	—	5,213
Interest-bearing	401,038	415,642
Interest-bearing held for sale	—	87,518

Total deposits	448,946	555,037
Federal Home Loan Bank advances	13,000	16,000
Subordinated debentures	23,000	23,000
Accrued interest payable	3,628	2,390
Repurchase agreement	7,000	7,000
Other liabilities	4,805	3,771

Total liabilities	500,379	607,198

COMMUNITY FIRST, INC.

CONSOLIDATED BALANCE SHEETS

December 31

(Dollar amounts in thousands, except per share data)

	December 31
	2012	2011
Shareholders’ equity
Senior Preferred shares, no par value; 5% cumulative; liquidation value of $19,626 and $18,653 at December 31, 2012 and 2011, respectively. Authorized 2,500,000 shares; 17,806 shares issued and outstanding at December 31, 2012 and 2011.	17,806	17,806
Warrant Preferred shares, no par value; 9% cumulative; liquidation value $890. 890 shares issued and outstanding at December 31, 2012 and 2011.	890	890
Net discount on preferred stock	(232)	(419)

Total preferred shares	18,464	18,277
Common stock, no par value; 10,000,000 shares authorized; 3,274,305 and 3,273,759 shares issued and outstanding at December 31, 2012 and 2011, respectively.	28,588	28,580
Accumulated deficit	(36,319)	(38,202)
Accumulated other comprehensive income (loss), net	(397)	920

Total shareholders’ equity	10,336	9,575

Total liabilities and shareholders’ equity	$510,715	$616,773

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	2012	2011	2010
Interest income
Loans, including fees	$20,925	$26,308	$30,063
Taxable securities	1,187	1,598	2,161
Tax exempt securities	311	459	414
Federal funds sold and other	305	321	287

Total interest income	22,728	28,686	32,925
Interest expense
Deposits	4,968	7,082	9,834
Federal Home Loan Bank advances and federal funds purchased	341	375	456
Subordinated debentures and other	1,711	1,631	1,631

Total interest expense	7,020	9,088	11,921

Net interest income	15,708	19,598	21,004
Provision for loan losses	2,700	13,029	14,434

Net interest income after provision for loan losses	13,008	6,569	6,570
Noninterest income
Service charges on deposit accounts	1,657	1,809	1,844
Gain on sale of loans	191	548	974
Net gains on sale of securities available for sale	1,215	—	522
Gain on sale of branches	4,067	—	—
Investment services income	105	226	588
Earnings on bank-owned life insurance policies	291	297	313
ATM income	122	124	114
Other customer fees	56	65	61
Other service charges, commissions, and fees	290	284	247

Total noninterest income	7,994	3,353	4,663

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	2012	2011	2010
Noninterest expenses
Salaries and employee benefits	$7,200	$8,353	$9,514
Securities impairment loss	—	5,000	—
Goodwill impairment	—	—	5,204
Other real estate expense	1,960	3,016	3,258
Occupancy expense	1,279	1,543	1,500
Regulatory and compliance expenses	1,415	1,390	1,491
Losses on other repossessed assets	—	1,025	—
Data processing	1,172	931	931
Furniture and equipment expense	530	737	916
Audit, accounting and legal	842	733	630
Operational expenses	400	706	788
ATM expense	549	580	541
Advertising and public relations	250	357	644
Postage and freight	299	345	351
Insurance expense	373	274	186
Amortization of intangible asset	199	239	275
Director expense	200	228	213
Loan expense	759	208	469
Other employee expenses	95	139	254
Miscellaneous chargeoffs	1	—	31
Miscellaneous taxes and fees	40	54	104
Correspondent bank charges	50	50	44
Other	346	621	464

Total noninterest expenses	17,959	26,529	27,808

Income (loss) before income taxes	3,043	(16,607)	(16,575)
Income tax (benefit) expense	—	(1,555)	1,631

Net Income (Loss)	3,043	(15,052)	(18,206)
Preferred stock dividends	(973)	(970)	(970)
Accretion of preferred stock discount	(187)	(175)	(165)

Net income (loss) allocated to common shareholders	$1,883	$(16,197)	$(19,341)

Income (loss) per share
Basic	$0.58	$(4.95)	$(5.91)
Diluted	0.58	(4.95)	(5.91)
Weighted average common shares
Basic	3,274,113	3,273,301	3,271,591
Diluted	3,274,113	3,273,301	3,271,591

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	2012	2011	2010
Comprehensive Income (Loss)
Net Income (Loss)	$3,043	$(15,052)	$(18,206)
Reclassification adjustment for other-than-temporary losses included in net income (loss), net of $1,819 income taxes in 2011	—	3,181	—
Reclassification adjustment for realized gains included in net income (loss), net of $0 income taxes in 2012 and 2010	(750)	—	(522)
Change in unrealized gain on securities available for sale, net of income taxes of $0, $243, and $761 in 2012, 2011, and 2010, respectively	(567)	(425)	(1,487)

Comprehensive income (loss)	$1,726	$(12,296)	$(20,215)

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share data)

	Common Shares	Preferred Stock	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2009	3,269,924	$17,937	$28,199	$(2,664)	$173	$43,645
Sale of shares of common stock	1,422	—	14	—	—	14
Stock based compensation expense
Restricted stock grants	998	—	(2)	—	—	(2)
Stock options	—	—	162	—	—	162
Issuance of shares of common stock through dividend reinvestment	68	—	1	—	—	1
Preferred stock dividends	—	—	—	(970)	—	(970)
Recognized tax benefit of stock option activity	—	—	126	—	—	126
Accretion of discount on preferred stock	—	165	—	(165)	—	—
Comprehensive loss
Net loss	—	—	—	(18,206)	—	(18,206)
Other comprehensive loss
Reclassification adjustment for realized gains included in net income (loss), net of $0 tax effect	—	—	—	—	(522)	(522)
Change in unrealized gain on securities available for sale, net of tax effect of $761	—	—	—	—	(1,487)	(1,487)

Total comprehensive loss						(20,215)

Balance at December 31, 2010	3,272,412	$18,102	$28,500	$(22,005)	$(1,836)	$22,761

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share data)

	Common Shares	Preferred Stock	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2010	3,272,412	$18,102	$28,500	$(22,005)	$(1,836)	$22,761
Sale of shares of common stock	1,347	—	11	—	—	11
Stock based compensation expense
Stock options	—	—	69	—	—	69
Preferred stock dividends	—	—	—	(970)	—	(970)
Accretion of discount on preferred stock	—	175	—	(175)	—	—
Comprehensive loss
Net loss	—	—	—	(15,052)	—	(15,052)
Other comprehensive loss
Reclassification adjustment for other-than-temporary losses included in net loss, net of $1,819 income taxes	—	—	—	—	3,181	3,181
Change in unrealized gain on securities available for sale, net of $243 income taxes	—	—	—	—	(425)	(425)

Total comprehensive loss						(12,296)

Balance at December 31, 2011	3,273,759	$18,277	$28,580	$(38,202)	$920	$9,575

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share data)

	Common Shares	Preferred Stock	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2011	3,273,759	$18,277	$28,580	$(38,202)	$920	$9,575
Sale of shares of common stock	546	—	3	—	—	3
Stock based compensation expense
Stock options	—	—	5	—	—	5
Preferred stock dividends	—	—	—	(973)	—	(973)
Accretion of discount on preferred stock	—	187	—	(187)	—	—
Comprehensive income
Net income	—	—	—	3,043	—	3,043
Other comprehensive income
Reclassification adjustment for realized gains included in net income, net of $0 income tax	—	—	—	—	(750)	(750)
Change in unrealized gain on securities available for sale, net of $0 income taxes	—	—	—	—	(567)	(567)

Total comprehensive income						1,726

Balance at December 31, 2012	3,274,305	$18,464	$28,588	$(36,319)	$(397)	$10,336

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	2012	2011	2010
Cash flows from operating activities
Net income (loss)	$3,043	$(15,052)	$(18,206)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation of premises and equipment	768	1,067	1,221
Amortization on securities, net	473	591	413
Amortization of core deposit and customer relationship intangibles	199	239	275
Provision for loan losses	2,700	13,029	14,434
Deferred income tax expense (benefits), net of valuation allowance	—	(1,555)	1,631
Mortgage loans originated for sale	(9,681)	(16,569)	(53,654)
Proceeds from sale of loans	26,650	15,922	54,928
Gain on sale of mortgage loans	(191)	(548)	(974)
Gain on sale of securities	(1,215)	—	(522)
Loss on disposal of fixed assets	62	—	—
Other real estate write-downs and losses on sale	1,523	2,020	2,429
Holding (recoveries) on loans held for sale	(19)	(11)	(22)
Decrease in accrued interest receivable	719	432	59
Increase (decrease) in accrued interest payable	1,238	723	(844)
Gain on sale of branches	(4,067)	—	—
Securities impairment loss	—	5,000	—
Losses on other repossessed assets	—	1,025	—
Stock based compensation	5	69	160
Earnings on bank owned life insurance policies	(291)	(297)	(313)
Tax benefit on exercise of stock options	—	—	(126)
Goodwill impairment losses	—	—	5,204
Other, net	1,284	2,690	1,001

Net cash from operating activities	23,200	8,775	7,094
Cash flows from investing activities
Available for sale securities:
Sale of securities:
Mortgage-backed securities	—	—	33,174
Other	12,437	—	—
Purchases:
Mortgage-backed securities	(11,998)	(3,728)	(14,470)
Other	(48,350)	(11,453)	(73,811)
Maturities, prepayments, and calls:
Mortgage-backed securities	8,153	6,669	8,196
Other	32,670	7,074	57,500
Net decrease in loans	65,746	40,010	17,006
Net cash paid in connection with branch sales	(53,424)	—	—
Proceeds from sale of other real estate owned	10,334	7,887	5,611
Additions to premises and equipment, net	(312)	(331)	(251)
Proceeds from sale of premises and equipment	—	91	57
Net change in time deposits in other financial institutions	(750)	1,709	2,034

Net cash from investing activities	14,506	47,928	35,046

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	2012	2011	2010
Cash flows from financing activities
(Decrease) in deposits	(16,574)	(40,032)	(11,127)
Proceeds from Federal Home Loan Bank advances	—	—	5,000
Repayment of Federal Home Loan Bank advances	(3,000)	—	(6,000)
Proceeds from issuance of common stock	3	11	15
Cash paid for Preferred Stock dividends	—	(243)	(971)
Tax benefit on exercise of stock options	—	—	126

Net cash used in financing activities	(19,571)	(40,264)	(12,957)

Net change in cash and cash equivalents	18,135	16,439	29,183
Cash and cash equivalents at beginning of year	76,742	60,303	31,120

Cash and cash equivalents at end of year	$94,877	$76,742	$60,303

Supplemental disclosures of cash flow information:
Cash paid during year for:
Interest	$5,782	$8,365	$12,765
Net income taxes paid (refunded)	6	(882)	175
Supplemental noncash disclosures
Transfer from loans to other real estate owned	9,571	20,171	7,810
Transfer from loans held for sale to portfolio loans	4,443	203	651
Dividends declared not paid	973	847	120
Loans made to facilitate the sale of other real estate owned	—	210	—
Components of sale of branch operations:
Loans sold	26,686	—	—
Premises and equipment sold	4,968	—	—
Accrued interest receivable	95	—	—
Deposits sold	(89,011)	—	—
Accrued interest payable	(163)	—	—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations: Community First, Inc. is a bank holding company organized under the laws of the State of Tennessee. The Company provides a wide range of financial services through its wholly-owned subsidiary, Community First Bank & Trust. The sole subsidiary of Community First Bank & Trust is Community First Properties, Inc., which was originally established as a Real Estate Investment Trust (“REIT”) but which terminated its REIT election in the first quarter of 2012. Community First Bank & Trust together with its subsidiary is referred to herein as the “Bank”. Community First, Inc., together with the Bank, is referred to herein as the “Company.” On March 30, 2012, the Company dissolved two of the Bank’s previously existing subsidiaries, Community First Title, Inc. and CFBT Investments, Inc. The assets of these two subsidiaries were distributed to the Bank.

The Bank conducts its banking activities in Maury, Williamson and Hickman Counties, in Tennessee. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flows from operations of businesses. The significant loan concentrations that exceed 10% of total loans are as follows: commercial real estate loans, 1-4 family residential loans, and construction loans. The customers’ ability to repay their loans is dependent, however, on the real estate and general economic conditions in the Company’s market areas. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

On December 28, 2011, the Bank entered into a Purchase and Assumption Agreement with Southern Community Bank (“Southern Community”), pursuant to which the Bank agreed to sell certain of its loans and deposits of its Murfreesboro, Tennessee branch location to Southern Community. This transaction was completed on March 30, 2012. On February 9, 2012, the Bank entered into a Purchase and Assumption Agreement (the “Agreement”) with CapStar Bank (“CapStar”), pursuant to which the Bank agreed to sell certain of its loans and deposits of its Franklin, Tennessee branch location to CapStar. On June 19, 2012, the Bank and CapStar mutually agreed to terminate the Agreement due to their inability to reach a final agreement regarding proposed modifications to certain of the key economic terms of the Agreement relating to certain asset and liability values. On September 17, 2012, the Bank entered into a Purchase and Assumption Agreement with First Citizens National Bank (“First Citizens”), pursuant to which the Bank agreed to sell certain of its assets and liabilities of its Franklin, Tennessee branch location to First Citizens. This transaction was completed on December 7, 2012. Additional information regarding these transactions is set forth in Note 3.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Principles of Consolidation: The accompanying audited Consolidated Financial Statements and related footnotes have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) for year-end financial information and with the Securities and Exchange Commission’s (“SEC”) instructions for Form 10-K, and conform to the general practices within the financial services industry. All intercompany balances and transactions are eliminated in consolidation. The Consolidated Financial Statements refer to “management” within the disclosures. The Company’s definition of management is the executive management team of the Company and its subsidiaries.

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

Securities: Debt securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

impairment is split into two components as follows: 1) OTTI related to credit loss, which must be recognized in the income statement and 2) OTTI related to other factors, which is recognized in other comprehensive income (loss). The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis.

Loans Held for Sale in Secondary Market: Loans held for sale in secondary market, at fair value include mortgage loans, consisting of primarily residential real estate loans, that the Bank originates or identifies as loans it expects to sell prior to maturity. When loans are originated or identified to be sold, they are recorded as loans held for sale and reported at fair value. Fair value adjustments, as well as realized gains and loss are recorded in current earnings. Generally, the fair value for loans held for sale on the secondary market is determined by outstanding commitments, from third party investors and adjusted for certain direct loan origination costs. In the normal course of business, at the time of funding the loan held for sale by the Company, there is a commitment from a third party investor to purchase the loan. All loans held for sale in secondary market are sold with the servicing rights released and with a service release premium. Any loan origination fees and discounts on the loans sold are recorded in earnings. A secondary market mortgage loan’s cost basis includes unearned deferred fees and costs, and premiums and discounts. If a loan has been reported as held for sale and is then determined that it is unlikely to be sold, the loan is reclassified to loans at the lower of cost or fair value.

Also included in loans held for sale in secondary market is the guaranteed portion of loans originated with a Small Business Administration (“SBA”) guarantee. SBA guaranteed loans are recorded at contract value. SBA guaranteed loans are generally sold with servicing rights retained by the Bank and thus do not include a service release premium.

Loans Held for Sale net of allowance: Loans held for sale net of allowance are loans from the Bank’s existing portfolio as of December 31, 2011 that were expected to be sold as part of the sale of the Murfreesboro, Tennessee and Franklin, Tennessee branch sales in 2012. The loans to be sold as part of the branch sales were reported at net book value, which is the contract value of each respective loan, reduced by the portion of the allowance for loan losses that was attributable to this loan pool. The fair value of the loans expected to be sold in the branch divestitures was equal to contract value, as the loans were being sold at par.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within Maury, Hickman, and Williamson Counties of Tennessee. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the real estate market condition and economy in those counties.

Allowance for Loan Losses: Credit risk is inherent in the business of extending loans to borrowers. This credit risk is addressed through a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

A loan is identified as impaired when, based on current information and events, it is probable that the scheduled payments of principal or interest will not be collected when due according to the contractual terms of the loan agreement. However, there are some loans that are termed impaired because of doubt regarding collectability of interest and principal according to the contractual terms, which are both fully secured by collateral and are current in their interest and principal payments. Additionally, loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Real Estate Construction loans consist of loans made for both residential and commercial construction and land development. Residential real estate construction loans are loans secured by real estate to build 1-4 family dwellings. These are loans made to borrowers obtaining loans in their personal name for the personal construction of their own dwellings, or loans to builders for the purpose of constructing homes for resale. These loans to builders can be for speculative homes for which there is no specific homeowner for which the home is being built, as well as loans to builders that have a pre-sale contract to another individual.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

1-4 Family Residential loans consist of both open end and closed end loans secured by first or junior liens on 1-4 family improved residential dwellings. Open end loans are Home Equity Lines of Credit that allow the borrower to use equity in the real estate to borrow and repay as the need arises. First and junior lien residential real estate loans are closed end loans with a specific maturity that generally does not exceed 7 years. Economic conditions can affect the borrower’s ability to repay the loans and the value of the real estate securing the loans can change over the life of the loan.

Commercial Real Estate loans consist of loans secured by farmland or by improved commercial property. Farmland includes all land known to be used or usable for agricultural purposes, such as crop and livestock production, grazing, or pasture land. Improved commercial property can be owner occupied or non-owner occupied secured by commercial structures such as churches, retail strip centers, hotels, industrial warehouses or office buildings. The repayment of these loans tends to depend upon the operation and management of a business or lease income from a business, and therefore adverse economic conditions can affect the ability to repay.

Other Real Estate Secured Loans consist of loans secured by five or more multi-family dwelling units. These loans are typically exemplified by apartment buildings or complexes. The ability to manage and rent units affects the income that usually provides repayment for this type of loan.

Commercial, Financial, and Agricultural loans consist of loans extended for the operation of a business or a farm. They are not secured by real estate. Commercial loans are used to provide working capital, acquire inventory, finance the carrying of receivables, purchase equipment or vehicles, or purchase other capital assets. Agricultural loans are typically for purposes such as planting crops, acquiring livestock, or purchasing farm equipment. The repayment of these loans comes from the cash flow of a business or farm and is generated by sales of inventory or providing of services. The collateral tends to depreciate over time and is difficult to monitor. Frequent statements are required from the borrower pertaining to inventory levels or receivables aging.

Consumer loans consist largely of loans extended to individuals for purposes such as to purchase a vehicle or other consumer goods. These loans are not secured by real estate but are frequently collateralized by the consumer items being acquired with the loan proceeds. This type of collateral tends to depreciate and therefore the term of the loan is tailored to fit the expected value of the collateral as it depreciates, along with specific underwriting policies and guidelines.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Tax exempt loans consist of loans that are extended to entities such as municipalities. These loans tend to be dependent on the ability of the borrowing entity to continue to collect taxes to repay the indebtedness.

Other Loans consist of those loans which are not elsewhere classified in these categories and are not secured by real estate.

Other Real Estate Owned: Real estate acquired through or instead of loan foreclosure are reported as other real estate owned and initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Operating costs after acquisition are expensed as incurred.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 5 to 39 years. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 7 years. Premises and equipment that have been identified for future sale or other disposal, if any, are reported as held for sale at fair value.

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

Bank Owned Life Insurance: Bank owned life insurance (“BOLI”) is life insurance purchased by the Bank on certain key executives. The Bank is the owner and beneficiary of the policies. BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Goodwill and Other Intangible Assets: Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. As a result of the impairment analysis performed for the year ended December, 31, 2010, the Company’s recorded goodwill was determined to be fully impaired and accordingly was fully written off. Intangible assets with definite useful lives are

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

amortized over their estimated useful lives to their estimated residual values. Goodwill was the only intangible asset with an indefinite life on our balance sheet. Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from the Company’s acquisition of the First National Bank of Centerville, in Centerville, Tennessee (“First National”) in 2007. These assets are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which were determined to be 15 years.

Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market are accounted for as free standing derivatives and recorded at fair value. Fair values of these mortgage derivatives are estimated based on the anticipated gain from the sale of the underlying loan. Changes in the fair values of these derivatives are included in noninterest income as gain on sale of loans.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Earnings (loss) per Common Share: Basic earnings (loss) per share available to common shareholders is net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share available to common shareholders include the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

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

Dividend Restriction: The Company’s primary source of funds to pay dividends to shareholders is the dividends it receives from the Bank. Applicable state laws and the regulations of the Federal Reserve Bank and the Federal Deposit Insurance Corporation regulate the payment of dividends. Under the state regulations, the amount of dividends that may be paid by the Bank to the Company without prior approval of the Commissioner of the Tennessee Department of Financial Institutions is limited in any one calendar year to an amount equal to the net income in the calendar year of declaration plus retained net income for the preceding two years; however, future dividends will be dependent on the level of earnings, capital and liquidity requirements and considerations of the Bank and Company. Currently, the Bank is prohibited from declaring dividends without prior approval from its regulators, as is discussed further in Note 2.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 1—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Fair Value of Financial Instruments: Fair value of financial instruments is estimated using relevant market information and other assumptions, as more fully disclosed in Note 9. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

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

Adoption of New Accounting Standards:

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.” The ASU requires entities to present items of net income and other comprehensive income either in one continuous statement – referred to as the statement of comprehensive income – or in two separate, but consecutive, statements of net income and other comprehensive income. The ASU was effective for all interim periods beginning after March 31, 2012. The adoption of this guidance did not have a material impact on the Company’s financial statements.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This ASU represents the converged guidance of the FASB and the IASB (the “Boards”) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial requirements to disclose additional quantitative disclosures about unobservable inputs for all Level 3 fair value measurements, as well as qualitative disclosures about the sensitivity inherent in recurring Level 3 fair value measurements. The ASU was effective for all interim and annual periods beginning after December 15, 2011. The adoption of this ASU did not have a material impact on the Company’s financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 2—REGULATORY MATTERS AND MANAGEMENT PLANS

The Company reported losses for each year from 2008 to 2011. The losses incurred by the Company were primarily the result of the economic recession that began in 2008 and the continued impacts of that recession and the resulting sluggish economic conditions. The Bank is a community bank that focuses heavily on commercial and residential development lending. As a result of the collapse of the housing market, many developments stalled, resulting in developers no longer being able to meet their payment obligations to the Bank. Also, during this time, market values for existing real estate properties decreased, which jeopardized the collateral securing the loans made by the Bank. The losses incurred by the Bank and the Company have contributed to both the Bank and the Company being subject to additional regulatory scrutiny and increased supervisory actions by regulators.

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

Prompt corrective action regulations classify banks into one of five capital categories depending on how well they meet their minimum capital requirements. Although these terms are not used to represent the overall financial condition of a bank, the classifications are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. If adequately capitalized or worse, or subject to a written agreement, consent order, or cease and desist order requiring higher minimum capital levels as the Bank is, regulatory approval is required for the Bank to accept, renew or rollover brokered deposits. If a bank is classified as undercapitalized or worse, its capital distributions are restricted, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2012, the Bank’s capital ratios were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action and all ratios, with the exception of Tier 1 to Average Assets, were above those levels required by the Consent Order (as defined below). The Company’s capital ratios are below what is required to be considered “adequately capitalized” under the regulatory framework.

On April 19, 2012, the Company entered into a written agreement (the “Written Agreement”) with the Federal Reserve Bank of Atlanta (the “FRB”). The Written Agreement replaced the board resolution adopted by the Board of Directors on January 18, 2011. Under the terms of the Written Agreement, the Company agreed to, among other things, take the following actions:

•

Take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including taking steps to ensure that the Bank complies with the Consent Order (as defined below);

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 2—REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

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

In addition, under the terms of the Written Agreement, the Company has agreed to, among other things:

•	Refrain from declaring or paying any dividends without prior approval of the FRB;

•	Not directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank without prior approval;

•	Not (along with the Company’s nonbank subsidiary) make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior approval;

•	Not (along with the Company’s non-bank subsidiaries) directly or indirectly incur, increase, or guarantee any debt without prior approval; and

•	Not directly or indirectly purchase or redeem any shares of its stock without prior approval.

As of December 31, 2012, all of the plans required to be submitted to the FRB have been submitted and approved. Management believes that the Company is in full compliance with the requirements of the Written Agreement as of December 31, 2012.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 2—REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company would not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The terms of the Written Agreement, which replaced the board resolution, among other things, similarly prohibit the Company from incurring debt, paying dividends or interest or redeeming shares of its capital stock. The Company requested permission to make dividend payments on its outstanding preferred stock (the “Preferred Stock”) and interest payments on its subordinated debt that were scheduled for the first quarter of 2011.

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

Consequently, at December 31, 2012, the Company had $2,933 of interest accrued on its subordinated debentures for which payment is being deferred. In addition, the Company had accumulated $1,822 in deferred dividends on the shares of Preferred Stock it had sold to the United States Department of the Treasury (the “U.S. Treasury”) under the TARP Capital Purchase Program (the “CPP”). Under the terms of the CPP, failure to pay dividends for six dividend periods triggers the U.S. Treasury’s right to elect two directors to an institution’s board. Since the Company has deferred payment of dividends on its Preferred Stock for more than six quarters, the U.S. Treasury now has the right to elect up to two directors to the Company’s board of directors.

Similarly, the sole subsidiary of the Bank, Community First Properties, Inc., also suspended the payment of dividends on its preferred stock beginning with the dividend payment due on December 31, 2011. At December 31, 2012, Community First Properties, Inc. had $23 of preferred stock dividends accrued for which payment is being deferred.

On September 20, 2011, the Bank consented to the issuance of a consent order (the “Consent Order”) by the Federal Deposit Insurance Corporation (the “FDIC”). The Consent Order replaces the memorandum of understanding (“MOU”) that the Bank had entered into with the FDIC on October 19, 2010. The Consent Order requires the Bank to attain and achieve regulatory capital ratios higher than those required by regulatory standards, improve, among other things, its processes for identifying and classifying problem loans, and improve its overall profitability. The Consent Order required the Bank to formulate written plans detailing how the Bank would achieve such requirements. As of December 31, 2012, the Bank has prepared and submitted all of the required plans to the FDIC and the FDIC has approved those plans as

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 2—REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

written. In addition, the terms of the Consent Order require the Bank to provide quarterly progress reports to the FDIC. On March 14, 2013, the Bank entered into a written agreement with the Tennessee Department of Financial Institutions (the “Department”), the terms of which are substantially the same as those of the Consent Order, including as to required minimum levels of capital that the Bank must maintain.

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

The Consent Order includes time frames to implement the foregoing and on-going compliance requirements for the Bank, such as quarterly progress reports to its regulators. At December 31, 2012, the Bank’s regulatory capital ratios, with the exception of Tier 1 to Average Assets, met the minimum regulatory capital ratios proscribed by the Consent Order. In accordance with the terms of the Consent Order, management has prepared and submitted a capital plan with the objective of attaining the capital ratios required by the Consent Order. In addition to the capital ratios, the Bank is also not compliant with the portion of the Consent Order requiring reductions in loan concentrations. Management submitted a written plan to the FDIC to bring the Bank into compliance with the loan concentration component of the Consent Order, and that plan was approved by the FDIC.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements described above. As a result of its losses in 2011 and 2010, the Bank is prohibited under applicable Tennessee law from declaring dividends without prior approval from the Department. The terms of the Consent Order with the FDIC and the written agreement with the Department also prohibit the Bank from paying dividends to the Company without prior approval from the FDIC and the Department. The Company is also restricted in the types and amounts of dividends that can be paid because of its participation in the CPP and by the terms of the Written Agreement, which prohibits the Company from paying interest or dividends (including interest on the Company’s subordinated debentures and dividends on the Company’s Preferred Stock) without the FRB’s prior approval.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 2—REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

Bank holding companies and banks are subject to various regulatory capital requirements administered by State and Federal banking agencies. The Company’s and the Bank’s capital amounts and ratios at December 31, 2012 and 2011, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions		Required by terms of Consent Order with FDIC
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$39,038	12.65%	$24,684	8.00%	$30,854	10.00%	$37,025	12.00%
Consolidated	23,551	7.62%	24,734	8.00%	30,918	10.00%	N/A	N/A
Tier I Capital to risk weighted assets
Community First Bank & Trust	$35,108	11.38%	$12,342	4.00%	$18,513	6.00%	$30,854	10.00%
Consolidated	13,076	4.23%	12,367	4.00%	18,551	6.00%	N/A	N/A
Tier I Capital to average assets
Community First Bank & Trust	$35,108	6.46%	$21,741	4.00%	$27,176	5.00%	$46,199	8.50%
Consolidated	13,076	2.40%	21,811	4.00%	N/A	N/A	N/A	N/A

December 31, 2011
Total Capital to risk weighted assets
Community First Bank & Trust	$36,229	8.51%	$34,044	8.00%	$42,555	10.00%	$51,066	12.00%
Consolidated	20,662	4.85%	34,102	8.00%	42,627	10.00%	N/A	N/A
Tier I Capital to risk weighted assets
Community First Bank & Trust	$30,734	7.22%	$17,022	4.00%	$25,533	6.00%	$42,555	10.00%
Consolidated	10,105	2.37%	17,051	4.00%	25,576	6.00%	N/A	N/A
Tier I Capital to average assets
Community First Bank & Trust	$30,734	4.92%	$25,011	4.00%	$31,263	5.00%	$53,147	8.50%
Consolidated	10,105	1.61%	25,072	4.00%	N/A	N/A	N/A	N/A

The sales of the Bank’s Murfreesboro, Tennessee branch location, on March 30, 2012, and Franklin, Tennessee branch location, on December 7, 2012, resulted in gains of $1,466 and $2,601, respectively. These gains contributed to the improvement in the Bank’s capital in 2012. However, despite the improvement, the Bank’s Tier 1 to Average Assets ratio as of December 31, 2012 was below what the Bank agreed to achieve under the terms of the Consent Order. Based on December 31, 2012 levels of average assets and risk-weighted assets, the required amount of additional Tier 1 capital necessary to meet the requirements of the Consent Order was approximately $11,091. The Bank’s capital ratios at December 31, 2012 were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action. The existence of the Consent Order requires regulators to continue to classify the Bank as “adequately capitalized” even though the capital levels would qualify as “well capitalized” if the Consent Order were not in place.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 2—REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

The Company’s capital levels at December 31, 2012 were below those required to be considered “adequately capitalized” under applicable regulations.

Management’s Plans

The Company is currently considering the options available to increase capital levels at the Company and the Bank, including the sale of common or preferred stock of the Company or other assets, or alternatively the sale of the Company. Because the Company does not have cash available to contribute to the Bank in an amount sufficient to enable the Bank to achieve the capital levels it committed to maintain in the Consent Order, the Company will continue to seek additional alternatives to raise capital in order to assist the Bank in meeting its required capital levels under the Consent Order and the Company in meeting its required capital levels under the Written Agreement. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company. If a change in control was deemed to have occurred, certain IRS regulations related to the preservation of net operating loss carryforwards could subject the Company to risk of forfeiture of these tax benefits. The loss of these tax benefits would not cause the Company to recognize a direct reduction in cash, but rather would eliminate the tax benefits that the Company would otherwise be able to utilize to offset future year’s profits, if any, to reduce the Company’s tax liabilities. Continued failure by the Bank or the Company to comply with the terms of the Consent Order, the Written Agreement or the written agreement that the Bank has entered into with the Department, as applicable, may result in additional adverse regulatory action.

NOTE 3—BRANCH DIVESTITURES

In an effort to comply with the capital requirements set forth in the Consent Order described in Note 2, the Bank decided to sell two of its branches that are located on the outer limits of its geographic footprint and return focus to the Bank’s core markets. The branch sales improved the Bank’s capital ratios and concentration levels, both of which are specific requirements of the Consent Order.

The following paragraphs outline certain of the terms of these branch divestitures.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 3—BRANCH DIVESTITURES (Continued)

On December 7, 2012, the Bank and First Citizens closed the sale of certain assets, including the real property on which the branch is located, and liabilities relative to the Bank’s Franklin, Tennessee branch location. The Bank sold approximately $19,584 in loans and $54,565 in deposits to First Citizens. The transaction resulted in a net gain of $2,601 based on a 4% deposit premium.

The Company does not currently have plans to sell any additional branches.

NOTE 4—SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at December 31, 2012 and 2011 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2012
U.S. government sponsored entities	$30,750	$17	$(49)	$30,718
Mortgage-backed—residential	31,673	1,105	—	32,778
State and municipals	5,477	220	—	5,697
Corporate	1,000	—	(13)	987

Total	$68,900	$1,342	$(62)	$70,180

2011
U.S. government sponsored entities	$13,275	$8	$(8)	$13,275
Mortgage-backed—residential	28,181	1,410	—	29,591
State and municipals	18,614	1,223	(11)	19,826
Corporate	1,000	—	(32)	968

Total	$61,070	$2,641	$(51)	$63,660

The proceeds from sales of securities and the associated gains and losses for the three most recently completed fiscal years are listed below:

	2012	2011	2010
Proceeds	$12,437	$—	$33,174
Gross gains	1,215	—	522
Gross losses	—	—	—

Tax provision related to the net realized gains was $0 for 2012, 2011 and 2010.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 4—SECURITIES AVAILABLE FOR SALE (Continued)

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	December 31, 2012
	Amortized Cost	Fair Value
Due in one year or less	$66	$66
Due after one through five years	13,597	13,657
Due after five through ten years	14,747	14,812
Due after ten years	8,817	8,867
Mortgage-backed—residential	31,673	32,778

Total	$68,900	$70,180

Securities pledged at year-end 2012 and 2011 had a carrying amount of $49,272 and $48,408 and were pledged to secure public deposits and repurchase agreements.

At year end 2012, the Company held no securities for which the aggregate face amount of investments is greater than 10% of shareholders’ equity as of December 31, 2012.

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

Other than the above investments, the Company did not hold securities of any one issuer, other than U.S. Government sponsored entities, with a face amount greater than 10% of shareholders’ equity as of December 31, 2012 or 2011.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 4—SECURITIES AVAILABLE FOR SALE (Continued)

The following table summarizes the investment securities with unrealized losses at December 31, 2012 and 2011 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
2012
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$13,701	$(49)	$—	$—	$13,701	$(49)
Corporate	—	—	987	(13)	987	(13)

Total temporarily impaired	$13,701	$(49)	$987	$(13)	$14,688	$(62)

	Less than 12 Months		12 Months or More		Total
2011
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$8,031	$(8)	$—	$—	$8,031	$(8)
State and municipals	—	—	664	(11)	664	(11)
Corporate	—	—	968	(32)	968	(32)

Total temporarily impaired	$8,031	$(8)	$1,632	$(43)	$9,663	$(51)

Other-Than-Temporary Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) quarterly, and more frequently when economic or market conditions warrant such an evaluation. The securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Securities classified as available for sale are generally evaluated for OTTI under the provisions of ASC 320-10, Investments—Debt and Equity Securities. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 4—SECURITIES AVAILABLE FOR SALE (Continued)

When OTTI is identified, the amount of the OTTI that will be recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings becomes the new amortized cost basis of the investment.

As of December 31, 2012, the Company’s securities portfolio consisted of 87 securities, 16 of which were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2012.

The table below presents a rollforward of the amount of credit-related OTTI recognized in earnings during the years ended December 31, 2012 and 2011 of the credit losses recognized in earnings:

	Year ended December 31,
	2012	2011
Beginning Balance	$6,338	$1,338
Additions for credit losses on securities for which no previous other-than-temporary impairment was recognized	—	5,000

Ending Balance	$6,338	$6,338

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 5—LOANS

Loans outstanding by category at December 31, 2012 and 2011 were as follows:

	2012	2011
Real estate construction:
Residential construction	$9,485	$17,923
Other construction	27,163	35,517
1-4 Family residential:
Revolving, open ended	25,111	22,107
First liens	84,555	95,121
Junior liens	3,268	4,527
Commercial real estate:
Farmland	7,670	8,259
Owner occupied	39,541	47,343
Non-owner occupied	68,381	96,929
Other real estate secured loans	5,726	7,405
Commercial, financial and agricultural:
Agricultural	928	1,093
Commercial and industrial	26,980	29,693
Consumer	5,707	7,430
Tax exempt	72	52
Other	2,294	7,797

	$306,881	$381,196

Residential mortgage loans intended to be sold to secondary market investors that were not subsequently sold totaled $0 in 2012 and $203 in 2011. As a result, the Bank transferred these loans at fair value to the Bank’s held for investment loan portfolio. The fair value adjustment resulted in a loss of $ 0 and $11 in 2012 and 2011, respectively. The principal balance and carrying value of loans reclassified from held for sale to portfolio loans was $1,056 and $2,070 at December 31, 2012 and 2011, respectively.

Changes in the allowance for loan losses were as follows:

	2012	2011	2010
Balance at beginning of year	$19,546	$18,167	$13,347
Provision for loan losses	2,700	13,029	14,434
Loans charged off	(13,509)	(10,890)	(9,754)
Recoveries	477	324	140
Transfers due to branch sales	553	(1,084)	—

Balance at end of year	$9,767	$19,546	$18,167

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 5—LOANS (Continued)

The following tables present activity in allowance for loan losses and the outstanding loan balance by portfolio segment and based on impairment method as of December 31, 2012. The balances for “recorded investment” in the following tables related to credit quality do not include approximately $1,114 and $1,520 in accrued interest receivable at December 31, 2012 and 2011, respectively. Accrued interest receivable is a component of the Company’s recorded investment in loans.

December 31, 2012	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Allowance for loan losses:
Beginning Balance	$4,809	$5,564	$3,505	$244	$1,394	$84	$—	$3,337	$609	$19,546
Charge-offs	(3,139)	(1,317)	(2,390)	—	(652)	(115)	—	(5,896)	—	(13,509)
Recoveries	36	281	77	—	51	7	—	25	—	477
Provision	172	(755)	275	(18)	129	24	—	2,902	(29)	2,700
Transfers due to completed branch sales	60	360	47	—	72	14	—	—	—	553

Total ending allowance balance	$1,938	$4,133	$1,514	$226	$994	$14	$—	$368	$580	$9,767

Ending allowance balance attributable to loans at December 31, 2012:
Individually evaluated for impairment	$951	$593	$318	$70	$12	$—	$—	$363	$—	$2,307
Collectively evaluated for Impairment	987	3,540	1,196	156	982	14	—	5	580	7,460

Total ending allowance balance	$1,938	$4,133	$1,514	$226	$994	$14	$—	$368	$580	$9,767

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 5—LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Ending allowance balance attributable to loans at December 31, 2011:
Individually evaluated for impairment	$1,878	$787	$1,977	$73	$87	$72	$—	$3,335	$—	$8,209
Collectively evaluated for Impairment	2,931	4,777	1,528	171	1,307	12	—	2	609	11,337

Total ending allowance balance	$4,809	$5,564	$3,505	$244	$1,394	$84	$—	$3,337	$609	$19,546

Loans at December 31, 2012:
Individually evaluated for impairment	$15,358	$6,689	$6,943	$2,330	$382	$—	$—	$1,853		$33,555
Collectively evaluated for impairment	21,290	106,245	108,649	3,396	27,526	5,707	72	441		273,326

Total loans balance	$36,648	$112,934	$115,592	$5,726	$27,908	$5,707	$72	$2,294		$306,881

Loans at December 31, 2011:
Individually evaluated for impairment	$16,895	$10,102	$7,477	$2,229	$282	$168	$—	$7,696		$44,849
Collectively evaluated for impairment	36,545	111,653	145,054	5,176	30,504	7,262	52	101		336,347

Total loans balance	$53,440	$121,755	$152,531	$7,405	$30,786	$7,430	$52	$7,797		$381,196

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 5—LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$3,208	$1,816	$—	$2,650	$35	$35
Other construction	11,604	9,649	—	9,334	4	8
1-4 Family residential:
Revolving, open ended	—	—	—	—	—	—
First liens	2,446	2,444	—	3,943	81	80
Junior liens	74	74	—	15	47	47
Commercial real estate:
Farmland	—	—	—	187	—	—
Owner occupied	1,097	1,097	—	1,017	50	48
Non-owner occupied	1,992	1,992	—	3,519	766	835
Other real estate loans	126	126	—	32	30	37
Commercial, financial and agricultural:
Commercial and industrial	345	345	—	125	26	25
Consumer	—	—	—	11	—	—
Other Loans	—	—	—	914	—	—

Total with no related allowance recorded	20,892	17,543	—	21,747	1,039	1,115
With an allowance recorded:
Real estate construction:
Residential construction	2,883	2,882	552	2,691	55	67
Other construction	1,011	1,011	399	3,883	42	43
1-4 Family residential:
Revolving, open ended	575	575	121	608	(2)	3
First Liens	3,333	3,333	288	3,118	157	184
Junior Liens	263	263	184	213	16	16
Commercial real estate:
Farmland	—	—	—	—	—	—
Owner occupied	1,722	1,722	287	1,105	149	143
Non-owner occupied	2,132	2,132	30	6,130	131	132
Other real estate loans	2,204	2,204	70	2,217	143	143
Commercial, financial and agricultural:
Commercial and industrial	37	37	12	172	1	1
Consumer	—	—	—	62	—	—
Other loans	6,227	1,853	364	3,775	—	—

Total with an allocated allowance recorded	20,387	16,012	2,307	23,974	692	732

Total	$41,279	$33,555	$2,307	$45,721	$1,731	$1,847

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 5—LOANS (Continued)

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 5—LOANS (Continued)

Troubled Debt Restructurings

The Company has allocated $1,596 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2012 compared to $2,421 at December 31, 2011. The Company lost $235 and $299, respectively, of interest income in 2012 and 2011 that would have been recorded in interest income if the specific loans had not been restructured. The Bank had commitments to lend up to $0 and $295 of additional funds to loans classified as troubled debt restructurings at December 31, 2012 and December 31, 2011, respectively.

During 2012, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

Modifications involving a reduction of the stated interest rate and extension of the maturity date of the loan were for periods ranging from six months to two years.

The following table presents loans by class modified as troubled debt restructurings that occurred during 2012 and 2011:

December 31, 2012	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate construction:
Residential construction	5	$3,888	$3,888
Other construction	2	6,552	6,552
1-4 Family residential:
First Liens	15	6,062	6,062
Junior liens	2	82	82
Commercial real estate:
Farmland	1	86	86
Owner Occupied	2	2,823	2,823
Non-owner occupied	4	13,971	13,971
Other real estate secured loans	3	1,246	1,246
Commercial, financial, and agricultural
Commercial and industrial	2	382	382
Other loans	1	1,853	1,853

Total	37	$36,945	$36,945

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 5—LOANS (Continued)

December 31, 2011	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate construction:
Other construction	2	$198	$198
1-4 Family residential:
First Liens	12	2,093	2,093
Junior liens	1	9	9
Commercial real estate:
Non-owner occupied	1	2,175	2,175
Other real estate secured loans	4	2,227	2,227
Commercial, financial, and agricultural
Commercial and industrial	1	31	31

Total	21	$6,733	$6,733

Total troubled debt restructurings had an outstanding balance of $28,451 and had $1,596 in specific allocations of the allowance for loan losses at December 31, 2012. Total troubled debt restructurings increased the allowance for loan losses by $1,238 and $2,023 in 2012 and 2011, respectively. Troubled debt restructurings still accruing interest totaled $9,038 and $958 at December 31, 2012 and 2011, respectively.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during 2012 and 2011.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 5—LOANS (Continued)

December 31, 2012	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate construction:
Residential construction–	1	$1,280	$1,280
1-4 Family residential:
First liens	2	2,553	2,553
Commercial real estate:
Non-owner occupied	2	3,321	3,321
Other loans	1	1,853	1,853

Total	6	$9,007	$9,007

December 31, 2011	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate construction:
Residential construction	3	$3,201	$3,201
Other construction	6	6,277	6,277
1-4 Family residential:
First liens	24	4,885	4,885
Junior liens	2	17	17
Commercial real estate:
Farmland	1	485	485
Owner occupied	1	1,770	1,770
Non-owner occupied	2	2,820	2,820
Other real estate loans	4	2,229	2,229
Commercial, financial, and agricultural:
Commercial and industrial	2	50	50
Consumer	3	21	21

Total	48	$21,755	$21,755

A loan is considered to be in payment default once it is more than 90 days contractually past due under the modified terms. Troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during 2012. Troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $848 and resulted in charge-offs of $2,747 during 2011.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 5—LOANS (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
	Nonaccrual	Loans past due over 90 days still accruing	Nonaccrual	Loans past due over 90 days still accruing
Real estate construction:
Residential construction	$3,976	$—	$5,535	$—
Other construction	10,507	—	11,361	—
1-4 Family residential:
Revolving, open ended	616	—	37	—
First Liens	4,396	—	8,635	—
Junior Liens	74	—	427	—
Commercial real estate:
Farmland	1,304	—	453	—
Owner occupied	54	—	1,635	—
Non-owner occupied	1,775	—	3,963	—
Other real estate loans	126	—	—	—
Commercial, financial and agricultural:
Agricultural	—	—	—	—
Commercial and industrial	282	—	859	—
Consumer	12	—	229	—
Other loans	1,853	—	7,697	—

Total	$24,975	$—	$40,831	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 5—LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans, including nonaccrual loans as of December 31, 2012 and 2011 by class of loans:

December 31, 2012	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real estate construction:
Residential construction	$—	$—	$825	$825	$8,660	$9,485
Other construction	86	12	1,359	1,457	25,706	27,163
1-4 Family residential:
Revolving, open ended	695	57	616	1,368	23,743	25,111
First Liens	1,490	121	3,685	5,296	79,259	84,555
Junior Liens	86	—	—	86	3,182	3,268
Commercial real estate:
Farmland	—	—	1,311	1,311	6,359	7,670
Owner occupied	769	324	54	1,147	38,394	39,541
Non-owner occupied	361	370	1,775	2,506	65,875	68,381
Other real estate secured loans	—	—	—	—	5,726	5,726
Commercial, financial and agricultural:
Agricultural	3	—	—	3	925	928
Commercial and industrial	5,258	—	245	5,503	21,477	26,980
Consumer	55	23	1,865	1,943	3,764	5,707
Tax exempt	—	—	—	—	72	72
Other loans	23	14	—	37	2,257	2,294

Total	$8,826	$921	$11,735	$21,482	$285,399	$306,881

December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real estate construction:
Residential construction	$—	$—	$1,450	$1,450	$16,473	$17,923
Other construction	183	2,507	2,747	5,437	30,080	35,517
1-4 Family residential:
Revolving, open ended	286	75	18	379	21,728	22,107
First Liens	5,901	861	2,939	9,701	85,420	95,121
Junior Liens	173	330	—	503	4,024	4,527
Commercial real estate:
Farmland	39	—	453	492	7,767	8,259
Owner occupied	—	—	1,254	1,254	46,089	47,343
Non-owner occupied	—	—	11,084	11,084	85,845	96,929
Other real estate secured loans	484	—	—	484	6,921	7,405
Commercial, financial and agricultural:
Agricultural	—	—	—	—	1,093	1,093
Commercial and industrial	700	523	591	1,814	27,879	29,693
Consumer	76	19	61	156	7,274	7,430
Tax exempt	—	—	—	—	52	52
Other loans	—	—	7,697	7,697	100	7,797

Total	$7,842	$4,315	$28,294	$40,451	$340,745	$381,196

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 5—LOANS (Continued)

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. The Company assigns an initial credit risk rating on every loan. All loan relationships with aggregate debt greater than $250 are reviewed at least annually or more frequently if performance of the loan or other factors warrant review. Smaller balance loans are reviewed and evaluated based on changes in loan performance, such as becoming past due or upon notifying the Bank of a change in the borrower’s financial status. This analysis is performed on a monthly basis. The Company uses the following definitions for risk ratings:

Pass. Loans in this category are to persons or entities with good balance sheets, acceptable liquidity, and acceptable or strong earnings. Guarantors have reasonable or strong net worth, liquidity and earnings. Collateral is acceptable or strong, and is at or below policy advance rates. These borrowers have acceptable quality management and have handled previous obligations with the Bank substantially within agreed-upon terms. Cash flow is adequate to service long-term debt. These entities may be minimally profitable now, with projections indicating continued profitability into the foreseeable future. Overall, these loans are basically sound.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 5—LOANS (Continued)

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2012 and 2011, and based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

December 31, 2012	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction:
Residential construction	$1,625	$3,162	$—	$—	$—
Other construction	7,765	7,169	—	1,569	—
1-4 Family residential:
Revolving, open ended	21,608	1,150	25	1,753	—
First Liens	51,698	17,885	822	8,373	—
Junior Liens	2,600	261	—	70	—
Commercial real estate:
Farmland	3,907	1,449	—	2,314	—
Owner occupied	27,737	8,349	—	636	—
Non-owner occupied	53,614	3,942	—	6,701	—
Other real estate loans	961	—	—	2,435	—
Commercial, financial and agricultural:
Agricultural	925	—	—	3	—
Commercial and industrial	20,829	4,339	—	1,430	—
Consumer	5,404	64	23	216	—
Tax exempt	72	—	—	—	—
Other loans	404	37	—	—	—

Total	$199,149	$47,807	$870	$25,500	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 5—LOANS (Continued)

December 31, 2011	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction:
Residential construction	$2,045	$4,098	$—	$6,245	$—
Other construction	16,528	5,092	138	2,399	—
1-4 Family residential:
Revolving, open ended	18,104	905	—	3,078	—
First Liens	53,649	19,412	354	12,051	—
Junior Liens	2,991	998	—	111	—
Commercial real estate:
Farmland	4,082	2,524	—	1,419	—
Owner occupied	32,942	9,795	—	3,321	—
Non-owner occupied	63,838	7,405	1,864	17,864	—
Other real estate loans	1,405	749	—	3,022	—
Commercial, financial and agricultural:
Agricultural	1,093	—	—	—	—
Commercial and industrial	22,472	4,961	490	1,488	—
Consumer	7,084	91	—	87	—
Tax exempt	52	—	—	—	—
Other loans	101	—	—	—	—

Total	$226,386	$56,030	$2,846	$51,085	$—

NOTE 6—PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2012 and 2011 were as follows:

	2012	2011
Land	$1,174	$1,174
Buildings and improvements	8,655	8,772
Furniture and equipment	4,548	4,999

	14,377	14,945
Less: Accumulated depreciation	(5,607)	(5,668)

	$8,770	$9,277

The Bank completed two branch sales during 2012 discussed in Note 3. Premises and equipment that were expected to be sold as part of the branch sales were reported at book value as premises and equipment held for sale as of December 31, 2011. Management is not currently considering any additional branch sales. Premises and equipment held for sale at December 31, 2012 and 2011 were as follows:

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 6—PREMISES AND EQUIPMENT (Continued)

	2012	2011
Land	$—	$1,283
Buildings and improvements	—	3,287
Furniture and equipment	—	412

	$—	$4,982

Depreciation expense for the years ended 2012, 2011, and 2010 was $768, $1,067 and $1,221, respectively.

The Bank leases certain branch properties and equipment under operating leases. Rent expense for 2012, 2011, and 2010 was $305, $368, and $373, respectively. Rent commitments under noncancelable operating leases including renewal options were as follows:

2013	$264
2014	264
2015	264
2016	256
2017	220
Thereafter	2,138

$3,406

NOTE 7—INTANGIBLE ASSETS

Acquired intangible assets resulting from the Company’s acquisition of First National in 2007 were as follows at December 31, 2012 and 2011:

	2012		2011
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit and customer relationship intangibles	$2,812	$(1,460)	$2,812	$(1,261)

Amortization expenses of $199, $239 and $275 were recognized in 2012, 2011 and 2010, respectively.

Estimated amortization expense is expected to be $137 per year throughout the remaining estimated life of the intangible asset.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 8—OTHER REAL ESTATE OWNED

The carrying amount of other real estate owned is comprised of foreclosed properties, loans made to facilitate the sale of other real estate owned, and a parcel of land purchased by the Bank for construction of a new branch facility that is now held for disposal. Foreclosed properties totaled $20,862 offset by a valuation allowance of $1,577, and $24,896 offset by a valuation allowance of $3,403 at December 31, 2012 and 2011 respectively. Loans made to facilitate the sale of other real estate owned totaled $0 and $78 at December 31, 2012 and 2011 respectively. Bank properties held for disposal were $484 at December 31, 2012 and 2011.

Expenses related to foreclosed assets include:

	2012	2011	2010
Net loss on sales	$303	$442	$111
Operating expenses, net of rental income	607	996	829
Other real estate owned valuation write-downs	1,050	1,578	2,318

Balance at end of year	$1,960	$3,016	$3,258

Activity in the valuation allowance was as follows:
	2012	2011	2010
Beginning of year	$3,403	$3,070	$1,147
Additions charged to expense	1,050	1,578	2,318
Direct write downs	(2,876)	(1,245)	(395)

End of year	$1,577	$3,403	$3,070

NOTE 9—FAIR VALUE

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 9—FAIR VALUE (Continued)

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

Loans Held for Sale in Secondary Market: Generally, the fair value of loans held for sale is based on what secondary markets are currently offering for loans with similar characteristics or based on an agreed upon sales price with third party investors and typically result in a Level 2 classification of the inputs for determining fair value.

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

Other Real Estate Owned: Real estate acquired through foreclosure on a loan or by surrender of the real estate in lieu of foreclosure is called “OREO”. OREO is initially recorded at the fair value of the property less estimated costs to sell, which establishes a new cost basis. OREO is subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Valuation adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Valuation adjustments are also required when the listing price to sell an OREO has had to be reduced below the current carrying value. If there is a decrease in the fair value of the property from the last valuation, the decrease in value is charged to noninterest expense. All income produced from, changes in fair values in, and gains and losses on OREOs is also included in noninterest expense. During the time the property is held, all related operating and maintenance costs are expensed as incurred.

Appraisals for both collateral dependent impaired loans and OREO are performed by certified general appraisers, certified residential appraisers or state licensed appraisers whose qualifications and licenses are annually reviewed and verified by the Bank. Once received,

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 9—FAIR VALUE (Continued)

either Bank personnel or an independent review appraiser review the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value, and determine whether the appraisal is reasonable. Appraisals for collateral dependent impaired loans and OREO are updated annually. On an annual basis, the Company compares the actual selling costs of collateral that has been liquidated to the selling price to determine what additional adjustment should be made to the appraisal value to arrive at fair value. Beginning in the third quarter of 2010, the Company’s analysis indicated that an additional discount of 15% should be applied to properties with appraisals performed within 12 months.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2012 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government sponsored entities	$30,718	$30,718	$—
Mortgage-backed—residential	32,778	32,778	—
State and municipal	5,697	5,589	108
Corporate	987	—	987

Total available for sale securities	70,180	69,085	1,095
Loans held for sale, in secondary market	921	921	—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 9—FAIR VALUE (Continued)

		Fair Value Measurements at December 31, 2011 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government sponsored entities	$13,275	$13,275	$—
Mortgage-backed—residential	29,591	29,591	—
State and municipal	19,826	15,399	4,427
Corporate	968	—	968

Total available for sale securities	63,660	58,265	5,395
Loans held for sale, in secondary market	5,274	5,274	—

Loans held for sale, at fair value had a carrying amount of $921 and $5,274 at December 31, 2012 and 2011, respectively. The carrying amount includes an adjustment to fair value resulting in additional income of $15 and $0 at December 31, 2012 and 2011, respectively.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2012 and 2011:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Corporate securities
	2012	2011
Balance at beginning of period	$968	$4,083
Other-than-temporary impairment	—	(5,000)
Change in fair value	19	1,885

Balance at end of period	$987	$968

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 9—FAIR VALUE (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	State and County Municipal securities
	2012	2011
Balance at beginning of period	$4,427	$—
Transfers into level 3	—	4,427
Securities sold	(4,396)	—
Change in fair value	77	—

Balance at end of period	$108	$4,427

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	U.S. Government Sponsored Entities securities
	2012	2011
Balance at beginning of period	$—	$—
Securities purchased	1,000	—
Transfers out of level 3	(997)	—
Change in fair value	(3)	—

Balance at end of period	$—	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Mortgage-Backed (Residential securities)
	2012	2011
Balance at beginning of period	$—	$—
Securities purchased	1,695	—
Transfers out of level 3	(1,662)	—
Change in fair value	(33)	—

Balance at end of period	$—	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 9—FAIR VALUE (Continued)

The following methods and assumptions were used by the Company in generating its fair value disclosures:

U.S. Government Sponsored Entities and Mortgage-Backed Securities:

The Company uses an independent third party to value its U.S. government sponsored entities and mortgage-backed securities, which are obligations that are not backed by the full faith and credit of the United States government and consist of Government Sponsored Entities that either issue the securities or guarantee the collection of principal and interest payments thereon. The third party’s valuation approach uses relevant information generated by recently executed transactions that have occurred in the market place that involve similar assets, as well as using cash flow information when necessary. These inputs are observable, either directly or indirectly in the market place for similar assets. The Company considers these valuations to be Level 2 pricing; however, when the securities are added to the portfolio after the third party’s system-wide market value monthly update, the valuations are considered Level 3 pricing.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 9—FAIR VALUE (Continued)

Assets and Liabilities Measured on a Non-recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	December 31, 2012
	Carrying Value	Fair Value Measurements Using Other Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Real estate construction	$8,953	$8,953
1-4 Family residential	3,194	3,194
Commercial real estate	2,102	2,102
Commercial, financial and agricultural	25	25

Total impaired loans	14,274	14,274
Other real estate owned:
Construction and development	2,949	2,949
1-4 Family residential	1,066	1,066
Non-farm, non-residential	2,363	2,363

Total other real estate owned	6,378	6,378

	December 31, 2011
	Carrying Value	Fair Value Measurements Using Other Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Real estate construction	$9,122	$9,122
1-4 Family residential	3,248	3,248
Commercial real estate	5,319	5,319
Other real estate loans	639	639
Commercial, financial and agricultural	53	53
Consumer	96	96
Other loans	2,894	2,894

Total impaired loans	21,371	21,371
Other real estate owned:
Construction and development	10,975	10,975
1-4 Family residential	4,484	4,484
Multi-family	225	225
Commercial	5,809	5,809

Total other real estate owned	21,493	21,493

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 9—FAIR VALUE (Continued)

Impaired loans with specific allocations, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had, at December 31, 2012, a principal balance of $15,840 with a valuation allowance of $1,565 resulting in an additional provision for loan losses of $1,306 for the year ended December 31, 2012. At December 31, 2011, impaired loans with specific allocations had a principal balance of $29,490, with a valuation allowance of $8,119 resulting in an additional provision for loan losses of $5,203 for the year ended December 31, 2011.

Other real estate owned, measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $5,916, which is made up of the outstanding balance of $7,510, net of a valuation allowance of $1,594 at December 31, 2012, resulting in a write-down of $908 charged to expense in the year ended December 31, 2012. Net carrying amount was $21,493 at December 31, 2011, which was made up of the outstanding balance of $24,896, net of a valuation allowance of $3,403, resulting in a write-down of $1,578 charged to expense during 2011.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments at fair value on a non-recurring basis at December 31, 2012:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (1)
Impaired Loans:
Real estate construction	$8,953	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (21.0%) (8.9%)
1-4 Family residential	3,194	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (0.0%) (0.0%)
Commercial real estate	2,102	Sales comparison approach	Adjustment for differences between the comparable sales	(9.0%) – (9.0%) (9.0%)
Commercial, financial and agricultural	25	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (0.0%) (0.0%)
Other real estate owned:
Construction and development	2,949	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (22.0%) (3.4%)
Non-farm, non-residential	1,066	Sales comparison approach	Adjustment for differences between the comparable sales	(7.5%) – (10.0%) (8.9%)
1-4 Family residential	2,363	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (0.0%) (0.0%)

(1)	The range presented in the table reflects the discounts applied by the independent appraiser in arriving at their conclusion of market value. Management applies an additional 15% discount to the appraiser’s conclusion of market value to arrive at fair value.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 9—FAIR VALUE (Continued)

Carrying amount and estimated fair values of significant financial instruments at December 31, 2012 and 2011 were as follows:

	December 31, 2012
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$94,877	$94,877	$94,877	$—	$—
Time deposits in other financial institutions	1,000	1,000	—	1,000	—
Securities available for sale	70,180	70,180	—	69,085	1,095
Loans held for sale in secondary market, at fair value	921	921	—	921	—
Loans, net of allowance	297,114	299,039	—	—	299,039
Restricted equity securities	1,727	NA	NA	NA	NA
Accrued interest receivable	1,377	1,377	8	255	1,114
Financial liabilities
Deposits with stated maturities	280,024	280,422	—	280,422	—
Deposits without stated maturity	168,922	168,922	168,922	—	—
Accrued interest payable	3,628	3,628	3	692	2,933
Repurchase agreements	7,000	7,046	—	—	7,046
Federal Home Loan Bank advances	13,000	13,096	—	13,096	—
Subordinated debentures	23,000	12,500	—	—	12,500

	December 31, 2011
	Carrying Amount	Fair Value
Financial assets
Cash and cash equivalents	$76,742	$76,742
Time deposits in other financial institutions	250	250
Securities available for sale	63,660	63,660
Loans held for sale in secondary market, at fair value	5,274	5,274
Loans held for sale, at net book value	53,125	53,125
Loans, net of allowance	361,650	355,571
Restricted equity securities	1,727	N/A
Accrued interest receivable	2,096	2,096
Financial liabilities
Total deposits	$555,037	$556,474
Accrued interest payable	2,390	2,390
Repurchase agreement	7,000	7,280
Federal Home Loan Bank advances	16,000	16,221
Subordinated debentures	23,000	13,250

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 9—FAIR VALUE (Continued)

Carrying amount is the estimated fair value for cash and cash equivalents, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully resulting in a Level 1 classification. Fair value for accrued interest receivable and payable is based on the contractual terms of the facility, resulting in a Level 1, Level 2 or Level 3 classification based on the classification of the respective facility. The method for determining fair values of securities is discussed above. Restricted equity securities do not have readily determinable fair values due to their restrictions on transferability, therefore no fair value is presented. For fixed rate loans and variable rate loans with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk resulting in a Level 3 classification. For fixed and variable rate deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk resulting in a Level 2 classification. Fair value of impaired loans is estimated using discounted cash flow analysis or underlying collateral values resulting in a Level 3 classification. Fair value of loans held for sale is based on market quotes resulting in a Level 2 classification. Fair value of FHLB advances is based on discounted cash flows using current rates for similar financing resulting in a Level 2 classification. Fair value of subordinated debentures is based on discounted cash flows using current rates for similar financing resulting in a Level 3 classification. The fair value of off-balance-sheet items is not considered material.

NOTE 10—DEPOSITS

Deposits at December 31, 2012 and 2011 are summarized as follows:

	2012	2011
Noninterest-bearing demand accounts	$47,908	$46,664
Interest-bearing demand accounts	121,341	104,661
Savings accounts	20,992	19,808
Time deposits greater than $100	118,660	118,267
Other time deposits	140,045	172,906
Noninterest-bearing demand accounts held for sale	—	5,213
Interest-bearing demand accounts held for sale	—	39,025
Savings accounts held for sale	—	287
Time deposits greater than $100 held for sale	—	28,904
Other time deposits held for sale	—	19,302

	$448,496	$555,037

Deposits classified as held for sale at December 31, 2011 were those expected to be sold as part of the branch sales discussed in Note 3.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 10—DEPOSITS (Continued)

At December 31, 2012, scheduled maturities of time deposits, excluding time deposits held for sale, are as follows:

2013	$208,372
2014	26,914
2015	11,693
2016	3,886
2017	7,840
Thereafter	—

$258,705

Included in other time deposits above are brokered time deposits of $7,059 with a weighted rate of 1.57% at December 31, 2012 and $25,124 at December 31, 2011, with a weighted rate of 1.49%. These deposits represent funds which the Bank obtained, directly, or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposits to third parties. As of December 31, 2012, the Bank’s entire portfolio of brokered deposits is scheduled to mature in 2013. As a result of entering into the Consent Order, described in Note 2, the Bank is required to obtain approval from the FDIC prior to accepting, rolling over, or renewing brokered deposits. The Bank does not expect to seek any of the required consents and therefore anticipates that these deposits will not be replaced at maturity.

In addition, the Bank has $38,790 in national market deposits which are purchased by customers through a third-party internet site at December 31, 2012 compared to $57,071 at December 31, 2011. Of these national market time deposits, $21,843 are scheduled to mature in 2013, $11,042 in 2014 and $5,905 in 2015.

NOTE 11—FEDERAL HOME LOAN BANK ADVANCES

The Bank has established a line of credit with the FHLB, which is secured by a blanket pledge of the Bank’s 1-4 family residential mortgage loans, commercial real estate loans and open end home equity loans as collateral. The extent of the line is dependent, in part, on available collateral. The arrangement is structured so that the carrying value of the loans pledged amounts to 125% on residential 1-4 family loans, 300% on commercial real estate, and 400% of open end home equity loans of the principal balance of the advances from the FHLB.

To participate in this program, the Bank is required to be a member of the FHLB and own stock in the FHLB. The Bank held $1,727 of such stock at December 31, 2012 and 2011, to satisfy this requirement.

At December 31, 2012 and 2011, fixed rate advances from the FHLB totaled $13,000 and $16,000, respectively. The fixed interest rates on these advances range from 1.91% to 2.71% at December 31, 2012 and December 31, 2011, respectively. The weighted average rate at December 31,

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 11—FEDERAL HOME LOAN BANK ADVANCES (Continued)

2012 and 2011 was 2.42% and 2.34%, respectively. The FHLB advance maturities ranged from April 2013 to May 2013 at December 31, 2012. Each FHLB advance is payable at its maturity, and subject to an early prepayment penalty. At December 31, 2012 and 2011, undrawn standby letters of credit with the FHLB totaled $9,000.

The standby letters of credit will mature in May 2013. The letters of credit are used as a pledge to the State of Tennessee Bank Collateral Pool. Qualifying loans totaling $216,956 were pledged as security under a blanket pledge agreement with the FHLB at December 31, 2012. All FHLB advances outstanding as of December 31, 2012 will mature within the next twelve months. At December 31, 2012, the Bank was eligible to borrow up to an additional $6,593 from the FHLB.

The Company also has a cash management line of credit with the FHLB totaling $10,000 that will mature September 2013. At December 31, 2012 and 2011, $0 was drawn on the line. The interest rate on the line varies daily based on the federal funds rate. The rate for the line of credit was 0.25% at December 31, 2012.

NOTE 12—SUBORDINATED DEBENTURES

In 2002, the Company issued $3,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a private offering of trust preferred securities. The securities mature on December 31, 2032; however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB. The interest rate on the subordinated debentures as of December 31, 2012 was 3.75%. The subordinated debentures bear interest at a floating rate equal to the New York Prime rate plus 50 basis points. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet but count as Tier 1 capital for regulatory capital purposes. Debt issuance costs of $74 have been capitalized and are being amortized over the term of the securities. Principal officers, directors, and their affiliates owned $500 and $700 of the $3,000 subordinated debentures at year end 2012 and 2011, respectively. The proceeds from this offering were utilized to increase the Bank’s capital.

In 2005, the Company issued $5,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a pool offering of trust preferred securities. These securities mature on September 15, 2035, however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB. The interest rate on the subordinated debentures as of December 31, 2012 was 1.806%. The subordinated debentures bear interest at a floating rate equal to the 3-Month LIBOR plus 1.50%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet but count as Tier 1 capital for regulatory purposes. There was no debt issuance cost in obtaining the subordinated debentures. The proceeds from the pooled offering were used to increase the Bank’s capital.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 12—SUBORDINATED DEBENTURES (Continued)

In 2007, the Company issued $15,000 of redeemable subordinated debentures through a special purpose entity as part of a pooled offering of trust preferred securities. These subordinated debentures mature in 2037; however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB. The interest rate on the subordinated debentures was 7.96% until December 15, 2012, and thereafter the subordinated debentures bear interest at a floating rate equal to the 3-month LIBOR plus 3.0%. At December 31, 2012, the interest rate was 3.306%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet but $8,462 of the debentures count as Tier 1 capital and the remaining $6,538 is considered as Tier 2 capital for regulatory purposes. There was no debt issuance cost in obtaining the subordinated debentures. The proceeds were used to help fund the acquisition of First National.

Currently, the portion of the subordinated debentures qualifying as Tier 1 capital is not changed for existing debentures of companies with total assets of less than $15 billion under the Dodd-Frank Act but the Company’s federal regulators have proposed rules that would phase-out over a ten-year period the Company’s ability to count the subordinated debentures as capital. The portion of the subordinated debentures qualifying as Tier 1 capital is limited to 25% of total Tier 1 capital. Subordinated debentures in excess of the Tier 1 capital limitation generally qualify as Tier 2 capital.

Distributions on the subordinated debentures are payable quarterly, and the Company has committed to the FRB in the Written Agreement that it will not pay interest on the subordinated debentures or dividends on its common or preferred stock without the prior consent of the FRB. On January 27, 2011, the FRB denied the Company’s request to make the March 15, 2011 quarterly interest payment due on the subordinated debentures that mature in 2012, and the Company has been unable to pay interest on any of its subordinated debentures since that date. Under the terms of indenture pursuant to which the debentures were issued, if the Company defers payment of interest on the debentures it may not, during such a deferral period, pay dividends on the its common stock or preferred stock or interest on any of the other subordinated debentures issued by the Company. Accordingly, the Company does not expect to be able to pay interest on its other subordinated debentures or dividends on its common stock or preferred stock until such time as it is able to secure the approval of the FRB. Furthermore, the indentures pursuant to which the debentures issued in 2005 and 2007 were issued provide that the Company’s subsidiaries are similarly prohibited from paying dividends on the subsidiaries’ common and preferred stock not held by the Company or its subsidiaries. The Company’s subsidiary Community First Properties, Inc. has 125 shares of preferred stock issued and outstanding totaling $125 in liquidation value, which shares are held by 125 unaffiliated shareholders. Dividends totaling approximately $16 are payable on these shares biannually. Community First Properties, Inc. paid the dividends owed to the preferred stockholders on June 30, 2011 in violation of the terms of the indentures pursuant to which the subordinated debentures that were issued in 2005 and 2007 and as a result it has breached its obligations under the terms of those indentures. As a result, the holders of the related trust

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 12—SUBORDINATED DEBENTURES (Continued)

preferred securities could seek a judicial determination that the Company must cure the covenant breach. The Company believes that the cure would most likely require the contribution of $8 of capital to Community First, Inc. Community First Properties, Inc. deferred the payment of its preferred dividend payments due on December 31, 2011, June 30, 2012 and December 31, 2012 as permitted under the terms of the documents governing the terms of those shares of preferred stock. Community First Properties, Inc. will not be able to resume dividend payments on its preferred stock until the Company has resumed the payment of interest on the subordinated debentures issued in 2005 and 2007 and paid in full all unpaid dividends thereon. In the event that the Company is unable to pay interest on the subordinated debentures it has issued following March 15, 2016, the holders of the related trust preferred securities would be able to claim an event of default under the indentures and all amounts then owed on the debentures would be immediately due and payable.

NOTE 13—SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are borrowings by the Bank secured by pledged investment securities with a carrying amount of $8,202 and $8,569 at December 31, 2012 and 2011, respectively.

Securities sold under agreements to repurchase are financing arrangements that mature on May 27, 2013 and have an interest rate of 3.26%. At maturity, the securities underlying the agreements are returned to the Bank.

NOTE 14—OTHER BENEFIT PLANS

401(k) Plan: A 401(k) benefit plan allows employee contributions up to 15% of their compensation, of which the Company has matched 100% of the first 3% and 50% of the next 2% the employee contributes to their 401(k) annually for all periods presented. Expense for 2012, 2011 and 2010 was $148, $172 and $186, respectively.

Deferred Compensation and Supplemental Retirement Plans: Deferred compensation and supplemental retirement plan (“SERP”) expense allocates the benefits over years of service. The Bank approved the SERP in 2006. The SERP will provide certain Company officers with benefits upon retirement, death, or disability in certain prescribed circumstances. SERP expense was $144 in 2012, $252 in 2011 and $233 in 2010, resulting in a deferred compensation liability of $1,171, $1,027 and $775 at December 31, 2012, 2011 and 2010, respectively.

NOTE 15—PREFERRED STOCK

On February 29, 2009, as part of the Capital Purchase Program (“CPP”) of the Troubled Asset Relief Program (“TARP”), the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“U.S. Treasury”), pursuant to which the Company sold 17,806

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 15—PREFERRED STOCK (Continued)

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

The Series A Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5.00% per annum for the first five years, and 9.00% per annum thereafter. The Series B Preferred Stock also qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 9.00% per annum. Total required annual dividends for the Preferred Stock are expected to be as follows: 2013: $970; 2014: $1,571; 2015 and thereafter: $1,683 per year. The Series B Preferred Stock may be redeemed by the Company at any time after consultation with the Company’s and Bank’s primary federal regulator, but may not be redeemed until all of the Series A Preferred Stock is redeemed. Neither the Series A nor the Series B Preferred Stock is subject to any contractual restrictions on transfer.

As described above in Notes 2 and 12, the Company may not pay dividends on its Preferred Stock without the approval of the FRB. In addition, under the terms of the indentures pursuant to which the Company has issued its subordinated debentures, it may not, at any time when it is deferring the payment of interest on its subordinated debentures, as it has done since March 15, 2011, pay dividends on the Preferred stock.

Pursuant to the terms of the Purchase Agreement for the Preferred Stock, the ability of the Company to declare or pay dividends or distributions on, or purchase, redeem or otherwise acquire for consideration, shares of its common stock will be subject to restrictions, including a restriction against increasing dividends from the last annual cash dividend per share ($0.05) declared on the common stock prior to February 27, 2009. The redemption, purchase or other acquisition of trust preferred securities of the Company or its affiliates also will be restricted. Some of these restrictions terminated on February 29, 2012, the third anniversary of the date of issuance of the Preferred Stock, but the Company is still prohibited from increasing its common dividends per share without first obtaining consent of the U.S. Treasury.

In addition to the restrictions contained in the Purchase Agreement, the Company and Bank are currently prohibited from declaring dividends by its primary regulators. As a result of the Company’s deteriorating financial condition, at the request of the FRB, the Company informally agreed, through a board resolution adopted by the Board of Directors on January 18, 2011, that the Company would not incur additional debt, pay common or preferred dividends, pay interest or redeem treasury stock without the prior approval of the FRB. The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 15—PREFERRED STOCK (Continued)

of its three subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common stock or Preferred Stock and the Company’s subsidiaries may not pay dividends on the subsidiaries’ common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the Preferred Stock beginning with the dividend payment due on May 15, 2011 and since such date the Company has been unable to secure the approval of the FRB to make dividend payments on the Preferred Stock. At December 31, 2012, the Company had $2,933 of interest accrued on its subordinated debentures for which payment is being deferred. In addition, the Company had accumulated $1,822 in deferred dividends on the Preferred Stock. The Company’s subsidiary Community First Properties, Inc. suspended the payment of dividends on its preferred stock beginning with the dividend payment due on December 31, 2011.

The Company has been deferring dividend payments on its Preferred Stock since the second quarter of 2011, as discussed in Note 2.

As of December 31, 2012, all of the plans required to be submitted to the FRB have been submitted and approved. Management believes that the Company is in full compliance with the requirements of the Written Agreement as of December 31, 2012.

The Purchase Agreement also subjects the Company to certain of the executive compensation limitations included in the Emergency Economic Stabilization Act of 2008 (the “EESA”), as amended by the American Recovery and Reinvestment Act of 2009 as implemented by the interim final rule on executive compensation and corporate governance issued by the U.S. Treasury on June 15, 2009 (the “June 2009 IFR”). As a condition to the closing of the Purchase Agreement, the Company’s Senior Executive Officers (as defined in the Purchase Agreement), (i) voluntarily waived any claim against the U.S. Treasury or the Company for any changes to such officer’s compensation or benefits that are required to comply with the regulation issued by the U.S. Treasury under the CPP and acknowledged that the regulation might require modification of the compensation, bonus, incentive and other benefit plans, arrangements and policies and agreements as they relate to the period the U.S. Treasury owns the Preferred Stock of the Company; and (ii) entered into a letter agreement with the Company amending the Company’s benefit plans with respect to such officer, during the period that the Treasury owns the Preferred Stock of the Company, as necessary to comply with Section 111(b) of the EESA including, as implemented by the June 2009 IFR.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 16—STOCK BASED COMPENSATION

Prior to the Company’s bank holding company reorganization, the Bank had in place the Community First Bank & Trust Stock Option Plan for organizers of the Bank and certain members of management and employees. In connection with the bank holding company reorganization, this plan was amended and replaced in its entirety by the Community First, Inc. Stock Option Plan in October 2002. There were 342,000 shares authorized by the Stock Option Plan in 2002. Additionally, the Community First, Inc. 2005 Stock Incentive Plan was approved at the stockholders meeting on April 26, 2005 authorizing shares of 450,000. The plans allow for the grant of options and other equity securities to key employees and directors. The exercise price for stock options is the market price at the date of grant. The organizer options vested ratably over three years and other non-qualified options vest ratably over four years. The employee options vest ratably from two to four years and the management options vest ratably over six years. All options expire within ten years from the date of grant. The Company has 390,609 authorized shares available for grant as of December 31, 2012. The Company recognized $5, $69, and $162 as compensation expense resulting from stock options and $0, $0, and $(2) as compensation expense resulting from restricted stock awards in 2012, 2011, and 2010, respectively. The total income tax benefit from non-qualified stock options was $0 in 2012, $0 in 2011, and $126 in 2010.

The fair value of each option is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company granted no new options in 2012, 2011, or 2010.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 16—STOCK BASED COMPENSATION (Continued)

A summary of option activity under the Company’s stock incentive plans for 2012 is presented in the following table:

	Shares	Weighted Average Exercise Price/Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding January 1, 2012	119,550	$22.49
Granted	—	—
Options exercised	—	—
Forfeited or expired	43,050	22.47

Options outstanding December 31, 2012	76,500	$23.95	3.80	$	n/a

Vested or expected to vest	76,500	$23.95	3.80	$	n/a
Exercisable at December 31, 2012	76,500	$23.95	3.80	$	n/a

Information related to the stock incentive plans during each year is as follows:

	2012	2011	2010
Intrinsic value of options exercised	$—	$—	$—
Cash received from option exercises	—	—	—
Tax benefit realized from option exercises	—	—	126
Weighted average fair value of options granted	—	—	—

Tax benefit realized in 2010 from option exercises was due to activity that occurred in prior years in which the Company did not have sufficient taxable income to recognize the benefit.

As of December 31, 2012, there was no unrecognized compensation cost related to nonvested stock options granted under the Company’s stock incentive plans.

The Company has also issued shares of restricted stock under the stock incentive plans. Restricted stock is issued to certain officers on a discretionary basis. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the market price on the day of issuance. Restricted stock typically vests over a 2-3 year period. Vesting occurs ratably on the anniversary day of the issuance. At December 31, 2012, there was no unrecognized compensation cost or any unvested shares of restricted stock.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 17—EARNINGS (LOSS) PER SHARE

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

	2012	2011	2010
Basic
Net income (loss)	$3,043	$(15,052)	$(18,206)
Less: Earnings allocated to preferred stock	(973)	(970)	(970)
Less: Accretion of preferred stock discount	(187)	(175)	(165)
Less: Undistributed (income) loss allocated to participating securities	—	—	—

Net earnings (loss) allocated to common stock	1,883	(16,197)	(19,341)

Weighted common shares outstanding including participating securities	3,274,113	3,273,301	3,271,591
Less: Participating securities	—	—	—

Weighted average shares	3,274,113	3,273,301	3,271,591

Basic earnings (loss) per share	$0.58	$(4.95)	$(5.91)

	2012	2011	2010
Net earnings (loss) allocated to common stock	$1,883	$(16,197)	$(19,341)

Weighted average shares	3,274,113	3,273,301	3,271,591
Add: Diluted effects of assumed exercises of stock options	—	—	—

Average shares and dilutive potential common shares	3,274,113	3,273,301	3,271,591

Dilutive earnings (loss) per share	$0.58	$(4.95)	$(5.91)

At years ended 2012, 2011, and 2010 there were 76,500, 119,550, and 213,930 antidilutive stock options, respectively. Due to the net loss for the periods ended December 31, 2011 and 2010, all outstanding stock options are antidilutive and are excluded from the diluted earnings (loss) per common share calculation. As of December 31, 2012, there were no vested options with an exercise price lower than the market value of the Company’s common stock. As a result, all outstanding options are antidilutive.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 18—LEASE REVENUE

On December 7, 2012, the Company completed the sale of its Franklin, Tennessee branch location, including the real property upon which the branch was located, to First Citizens. Prior to the sale of the Franklin, Tennessee Branch, the Company leased 9,550 square feet of office space on the second and third floor of the branch building. Upon completion of the sale, First Citizens assumed these leases.

Revenue produced by these leases resulted in recognized income of $154, $111, and $79 in 2012, 2011, and 2010, respectively.

NOTE 19—INCOME TAXES

The components of income tax expense (benefit) are summarized as follows:

	2012	2011	2010
Current
Federal	$—	$—	$—
State	—	—	—

Total current taxes	—	—	—

Deferred
Federal	761	(5,582)	(3,694)
State	8	(1,236)	(1,125)

Total deferred taxes	769	(6,818)	(4,819)

Change in valuation allowance	(769)	5,263	6,450

Income tax expense (benefit)	$—	$(1,555)	$1,631

A reconciliation of actual income tax expense (benefit) in the financial statements to the expected tax benefit (computed by applying the statutory Federal income tax rate of 34% to income (loss) before income taxes) is as follows:

	2012	2011	2010
Federal statutory rate times financial statement income (loss) before income taxes	$1,034	$(5,646)	$(5,635)
Effect of:
Goodwill impairment	—	—	1,770
Bank owned life insurance	(99)	(100)	(106)
Tax-exempt income	(105)	(156)	(143)
State income taxes, net of federal income effect	5	(816)	(743)
Expenses not deductible for U.S. income taxes	14	29	22
Compensation expense related to incentive stock options	2	23	51

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 19—INCOME TAXES (Continued)

	2012	2011	2010
General business tax credit	(79)	(158)	(66)
Change in valuation allowance	(769)	5,263	6,450
Other expense (benefit), net	(3)	6	31

Income tax (benefit) expense	$—	$(1,555)	$1,631

The major components of the temporary differences that give rise to deferred tax assets and liabilities at December 31, 2012 and 2011 were as follows:

	2012	2011
Deferred tax assets:
Allowance for loan losses	$3,740	$7,386
Net operating loss carryforward	11,638	8,714
Deferred compensation	487	432
Tax credit carryforwards	728	873
Intercompany dividend	—	134
Other	583	602

	17,176	18,141

Deferred tax liabilities:
Prepaids	$(219)	$(202)
Depreciation	(533)	(669)
Restricted equity securities dividends	(79)	(79)
Core deposit intangible	(518)	(594)
Unrealized gain on securities	(490)	(887)
Other	—	—

	(1,838)	(2,431)

Valuation allowance	(15,338)	(15,710)

Balance at end of year	$—	$—

Due to economic conditions and losses recognized during the past five years, the Company established a valuation allowance against materially all of its deferred tax assets. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. The Company has approximately $55,737 in net operating losses for state tax purposes that begin to expire in 2021 and $27,197 for federal tax purposes that begin to expire in 2029 to be utilized by future earnings.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 19—INCOME TAXES (Continued)

During 2012 and per ASC 740-20-45-7, the Company’s income tax expense related to changes in the unrealized gains and losses on investment securities available-for-sale totaling $397. The expense was recorded through accumulated other comprehensive income and increased our deferred tax valuation allowance.

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

NOTE 20—LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

The contractual amount of financial instruments with off-balance sheet risk was as follows at year end 2012 and 2011:

	2012		2011
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$1,469	$16,080	$2,082	$26,279
Letters of credit	—	2,532	—	3,416
Commitments to make loans	—	—	1,045	—

These commitments are generally made for periods of one year or less. The fixed rate unused lines of credit have interest rates ranging from 2.90% to 9.50% and maturities ranging from 1 month to 14.25 years.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 21—RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2012 were as follows:

Beginning balance	$8,869
New loans	1,791
Loans to newly appointed officers and directors	20
Loans to individuals no longer considered an officer or director	(3,140)
Repayments	(2,096)

Ending balance	$5,444

Deposits from principal officers, directors, and their affiliates at year-end 2012 and 2011 were $2,305 and $3,675, respectively. Principal officers, directors, and their affiliates owned $500 and $700 of the $3,000 subordinated debentures due December 31, 2032 at year end 2012 and 2011, respectively. At December 31, 2012, the approved available unused lines of credit on related party loans were $1,717.

NOTE 22—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of the Company follows:

CONDENSED BALANCE SHEET

December 31

	2012	2011
Assets
Cash and cash equivalents	$2,639	$2,228
Investment in banking subsidiary	35,976	33,117
Other assets	761	764

Total assets	$39,376	$36,109

Liabilities and shareholders’ equity
Subordinated debentures	$23,000	$23,000
Other liabilities	6,040	3,534

Total liabilities	29,040	26,534
Shareholders’ equity	10,336	9,575

Total liabilities and shareholders’ equity	$39,376	$36,109

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 22—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF OPERATIONS

Years Ended December 31

	2012	2011	2010
Interest income	$5	$14	$34

Total income	5	14	34
Interest expense	1,479	1,399	1,400
Other expenses	326	418	486

Total expenses	1,805	1,817	1,886

Losses before income tax and undistributed subsidiary income (loss)	(1,800)	(1,803)	(1,852)
Income tax (expense) benefit	698	—	(533)
Equity in undistributed income (loss) of subsidiary	4,145	(13,249)	(15,821)

Net income (loss)	$3,043	$(15,052)	$(18,206)

Preferred stock dividends	(973)	(970)	(970)
Accretion of preferred stock discount	(187)	(175)	(165)

Net income (loss) allocated to common shareholders	$1,883	$(16,197)	$(19,341)

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 22—PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31

	2012	2011	2010
Cash flows from operating activities
Net loss	$3,043	$(15,052)	$(18,206)
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed (income) loss of subsidiary	(4,146)	13,249	15,821
Compensation expense under stock based compensation	5	69	160
Tax benefit on exercise of stock options	—	—	(126)
Change in other, net	1,506	1,299	1,349

Net cash from operating activities	408	(435)	(1,002)
Cash flows from investing activities
Net change in time deposits in other financial institutions	—	1,653	339

Net cash from investing activities	—	1,653	339
Cash flows from financing activities
Proceeds from issuance of common stock	3	11	15
Tax benefit on exercise of stock options	—	—	126
Cash paid for Preferred Stock dividends	—	(243)	(971)

Net cash from financing activities	3	(232)	(830)

Net change in cash and cash equivalents	411	986	(1,493)
Beginning cash and cash equivalents	2,228	1,242	2,735

Ending cash and cash equivalents	$2,639	$2,228	$1,242

Supplemental disclosures:

Cash paid during year for interest	—	—	1,400
Dividends declared not paid	973	847	120

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

NOTE 23—QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings (loss) Per Share
	Interest Income	Net Interest Income	Net Income (loss)	Basic	Diluted
2012
First quarter	$6,283	$4,366	$1,769	$0.45	$0.45
Second quarter	5,930	4,164	351	0.02	0.02
Third quarter	5,497	3,746	(1,393)	(0.51)	(0.51)
Fourth quarter	5,018	3,432	2,316	0.62	0.62
2011
First quarter	$7,746	$5,206	$(469)	$(0.23)	$(0.23)
Second quarter	7,306	4,984	(4,396)	(1.43)	(1.43)
Third quarter	6,875	4,638	(3,757)	(1.24)	(1.24)
Fourth quarter	6,759	4,770	(6,430)	(2.05)	(2.05)

The net income in the first and fourth quarters of 2012 was primarily due to the branch sales discussed in Note 3.

The fourth quarter 2011 net loss was primarily due to the result of an increase in provision for loan losses of $4,994 and losses on other repossessed assets of $1,025. $1,375 of the increase in provision for loan losses and all of the loss on other repossessed assets is related to one lending relationship.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2012

(Dollar amounts in thousands, except per share data)

SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

The following selected financial data for the five years ended December 31, 2012, was derived from our consolidated financial statements and the related notes thereto. This data should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2012	2011	2010	2009	2008
INCOME STATEMENT DATA:
Interest income	$22,728	$28,686	$32,925	$35,258	$38,251
Interest expense	7,020	9,088	11,921	17,524	20,976
Net interest income	15,708	19,598	21,004	17,734	17,275
Provision for loan losses	2,700	13,029	14,434	10,921	5,528
Noninterest income	7,994	3,353	4,663	5,316	4,503
Noninterest expense	17,959	26,529	27,808	23,079	19,023
Net income (loss)	3,043	(15,052)	(18,206)	(9,572)	(1,290)
Net income(loss) allocated to common shareholders	1,883	(16,197)	(19,341)	(10,519)	(1,290)
BALANCE SHEET DATA:
Total assets	$510,715	$616,773	$667,380	$701,191	$715,326
Total securities	70,180	63,660	63,482	75,972	76,497
Total loans, net	297,114	361,650	488,807	527,406	561,132
Allowance for loan losses	(9,767)	(19,546)	(18,167)	(13,347)	(8,981)
Total deposits	448,946	555,037	595,069	606,196	599,318
FHLB advances	13,000	16,000	16,000	17,000	32,000
Subordinated debentures	23,000	23,000	23,000	23,000	23,000
Total shareholders’ equity	10,336	9,575	22,761	43,645	36,035
PER COMMON SHARE DATA:
Earnings (loss) per share—basic	$0.58	$(4.95)	$(5.91)	$(3.23)	$(0.40)
Earnings (loss) per share-diluted	0.58	(4.95)	(5.91)	(3.23)	(0.40)
Cash dividend declared and paid	—	—	—	0.05	0.10
Book value	(2.48)	(2.66)	1.42	7.86	11.23
PERFORMANCE RATIOS:
Return on average assets	0.48%	(2.35%)	(2.65%)	(1.33%)	(0.20%)
Return on average equity	16.82%	(83.21%)	(41.69%)	(19.96%)	(3.45%)
Net interest margin (1)	2.93%	3.20%	3.34%	2.68%	2.81%
ASSET QUALITY RATIOS:
Nonperforming loans to total loans	11.08%	10.96%	10.50%	5.39%	0.59%
Net loan charge offs to average loans	3.42%	2.17%	1.85%	1.17%	0.49%
Allowance for loan losses to total loans	3.18%	5.13%	3.58%	2.47%	1.58%
CAPITAL RATIOS:
Leverage ratio (2)	2.40%	1.61%	4.57%	7.26%	6.00%
Tier 1 risk-based capital ratio	4.23%	2.37%	6.30%	9.25%	6.72%
Total risk-based capital ratio	7.62%	4.85%	10.57%	12.06%	9.81%

(1)	Net interest margin is the result of net interest income for the period divided by average interest earning assets.
(2)	Leverage ratio is defined as Tier 1 capital (pursuant to risk-based capital guidelines) as a percentage of adjusted average assets.

EXHIBIT INDEX

The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization and Share Exchange, dated as of July 31, 2007, by and between Community First, Inc. and The First National Bank of (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2007).

2.2	Purchase and Assumption Agreement, dated February 9, 2012, by and between Community First Bank & Trust and CapStar Bank (incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on February 15, 2012).

2.3	Purchase and Assumption Agreement, dated September 17, 2012, by and between Community First Bank & Trust and First Citizens National Bank (incorporated by reference herein to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2012).

3.1	Amended and Restated Charter of the Company (restated for SEC filing purposes only) (incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2010).

3.2	Amended and Restated Bylaws of the Company.**

4.1.	See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of Common Stock.

4.2	Series A Preferred Stock Certificate.**

4.3	Series B Preferred Stock Certificate. **

10.1	The Community First, Inc. Stock Option Plan (incorporated by reference herein to the Company’s Form 10-KSB for the year ended December 31, 2003).+

10.2	Form of Management Stock Option Agreement pursuant to the Community First, Inc. Stock Option Plan. * +

10.3	Form of Organizers Stock Option Agreement pursuant to the Community First, Inc. Stock Option Plan. * +

10.4	Form of Employee Stock Option Agreement pursuant to the Community First, Inc. Stock Option Plan. *+

10.5	The Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2005).+

10.6	Amendment to the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2008).+

10.7	Form of Incentive Stock Option Agreement (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2008).+

10.8	Form of Non-Qualified Stock Option Agreement for Directors (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2006).+

10.9	Form of Non-Qualified Stock Option Agreement pursuant to the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference herein to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on May 13, 2005).+

10.10	Form of Incentive Stock Option Agreement pursuant to the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference herein to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on May 13, 2005).+

10.11	Form of Restricted Stock Agreement under the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2006).+

10.12	Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2005).+

10.13	Amended and Restated Participation Agreement, dated December 27, 2010, with Mike Saporito pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2010).+

10.14	Amended and Restated Participation Agreement, dated December 27, 2010, with Dianne Scroggins pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on December 29, 2010).+

10.15	Amended and Restated Participation Agreement, dated December 27, 2010, with James Bratton pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan.+

10.16	Community First, Inc. Employee Stock Purchase Plan (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2008).+

10.17	Change in Control Agreement, dated as of July 18, 2008, with Dianne Scroggins (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2008).+

10.18	First Amendment to Community First Bank and Trust Supplemental Executive Retirement Plan (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009).+

10.19	Amended and Restated Community First Bank and Trust Management Incentive Compensation Plan (incorporated by reference herein to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008).+

10.20	Letter Agreement, dated February 27, 2009, between Community First, Inc. and the United States Department of the Treasury (including Securities Purchase Agreement-Standard Terms).**

10.21	Letter Agreement, dated February 27, 2009, between Community First, Inc. and the United States Department of the Treasury.**

10.22	Letter Agreement, dated February 27, 2009, between Community First, Inc. and the United States Department of the Treasury.**

10.23	Senior Executive Officer Letter Agreement by and between Community First, Inc. and Louis F. Holloway dated February 27, 2009.**+

10.24	Stipulation to the Issuance of a Consent Order, dated September 12, 2011, by and between the Legal Division of the Federal Deposit Insurance Corporation and Community First Bank & Trust (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2011).

10.25	Consent Order by the Federal Deposit Insurance Corporation, dated September 12, 2011 (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2012).

10.26	Written Agreement, dated April 27, 2012, by and between Community First, Inc. and the Federal Reserve Bank of Atlanta (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2011).

21.1	List of Subsidiaries.

23.1	Consent of HORNE LLP.

23.2	Consent of Crowe Horwath LLP.

31.1	Certification of the President (Principal Executive Officer) Pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification the President (Principal Financial Officer) under the Capital Purchase Program of the Troubled Assets Relief Program

99.2	Certification the Chief Financial Officer under the Capital Purchase Program of the Troubled Assets Relief Program

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase

101.DEF***	XBRL Taxonomy Extension Definition Linkbase

101.LAB***	XBRL Taxonomy Extension Label Linkbase

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated herein by reference to the Company’s Annual Report in Form 10-KSB for the year ended December 31, 2002.
**	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on March 5, 2009.
***	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.
+	Management compensatory plan or arrangement.