Form 10-Q
period 2013-03-31
COMMUNITY FIRST INC
filed 2013-05-10
CIK 1179500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2013

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

Common stock outstanding (no par value): 3,274,544 shares of common stock, no par value per share, as of May 10, 2013.

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION

ITEM  1. FINANCIAL STATEMENTS

Community First, Inc.

Consolidated Balance Sheets

March 31, 2013 (Unaudited) and December 31, 2012

(amounts in thousands, except share and per share data)

	March 31, 2013	December 31, 2012
Assets
Cash and due from financial institutions	$99,230	$94,877
Time deposits in other financial institutions	750	1,000
Securities available for sale, at fair value	72,256	70,180
Loans held for sale in secondary market, at fair value	595	921
Loans	292,987	306,881
Allowance for loan losses	(10,033)	(9,767)

Net loans	282,954	297,114

Restricted equity securities, at cost	1,727	1,727
Premises and equipment, net	8,679	8,770
Accrued interest receivable	1,294	1,377
Core deposit and customer relationship intangibles, net	1,318	1,352
Other real estate owned, net	19,249	19,769
Bank owned life insurance	9,399	9,331
Other assets	3,879	4,297

Total Assets	$501,330	$510,715

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$49,835	$47,908
Interest-bearing	389,498	401,038

Total Deposits	439,333	448,946

Federal Home Loan Bank advances	13,000	13,000
Subordinated debentures	23,000	23,000
Repurchase agreement	7,000	7,000
Accrued interest payable	3,841	3,628
Other liabilities	5,044	4,805

Total Liabilities	491,218	500,379

Community First, Inc.

Consolidated Balance Sheets

March 31, 2013 and December 31, 2012

(Continued)

(amounts in thousands, except share and per share data)

	(Unaudited) March 31, 2013	December 31, 2012
Shareholders’ Equity
Senior Preferred shares, no par value; 5% cumulative. Authorized 2,500,000 shares; 17,806 issued and outstanding with liquidation value of $19,867 at March 31, 2013 and $19,626 at December 31, 2012.	17,806	17,806
Warrant Preferred shares, no par value; 9% cumulative. 890 issued and outstanding with liquidation value of $890 at March 31, 2013 and December 31, 2012.	890	890
Net discount on preferred shares	(184)	(232)

Total preferred shares	18,512	18,464
Common stock, no par value. Authorized 10,000,000 shares; 3,274,405 shares issued and outstanding at March 31, 2013 and 3,274,305 shares issued and outstanding at December 31, 2012	28,589	28,588
Accumulated deficit	(36,403)	(36,319)
Accumulated other comprehensive loss, net	(586)	(397)

Total Shareholders’ Equity	10,112	10,336

Total Liabilities and Shareholders’ Equity	$501,330	$510,715

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2013 and 2012

(Unaudited)

(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
Interest income
Loans, including fees	$4,189	$5,796
Taxable securities	298	317
Tax-exempt securities	44	101
Federal funds sold and other	77	69

Total interest income	4,608	6,283
Interest expense
Deposits	911	1,399
FHLB advances and federal funds purchased	78	93
Subordinated debentures and other	251	425

Total interest expense	1,240	1,917

Net interest income	3,368	4,366
Provision for loan losses	300	—

Net interest income after provision for loan losses	3,068	4,366
Noninterest income
Service charges on deposit accounts	384	394
Gain on sale of loans	30	42
Gain on sale of branch	—	1,468
Other	183	245

Total noninterest income	597	2,149
Noninterest expense
Salaries and employee benefits	1,652	1,902
Regulatory and compliance	294	382
Occupancy	266	340
Furniture and equipment	101	139
Data processing fees	263	315
Advertising and public relations	42	40
Operational expense	100	104
Other real estate owned expense	(26)	697
Other	770	827

Total noninterest expenses	3,462	4,746

Income before income tax expense	203	1,769

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2013 and 2012

(Unaudited, Continued)

(amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2012
Income tax expense	—	—

Net income	203	1,769
Preferred stock dividends declared	(239)	(242)
Accretion of preferred stock discount	(48)	(45)

Net income (loss) allocated to common shareholders	$(84)	$1,482

Income (loss) per share allocated to common shareholders
Basic	$(0.03)	$0.45
Diluted	(0.03)	0.45
Weighted average common shares outstanding
Basic	3,274,394	3,273,908
Diluted	3,274,394	3,273,908
Comprehensive Income
Net income	$203	$1,769
Unrealized losses on securities, net of income taxes of $0 in 2013 and $0 in 2012	(189)	(110)

Comprehensive income	$14	$1,659

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

Three Months Ended March 31, 2013

(Unaudited)

(amounts in thousands, except share and per share data)

	Common Shares	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Equity
Balance at January 1, 2013	3,274,305	$18,464	$28,588	$(36,319)	$(397)	$10,336
Accretion of discount on preferred stock	—	48	—	(48)	—	—
Sale of shares of common stock	100	—	1	—	—	1
Cash dividends declared on preferred stock	—	—	—	(239)	—	(239)
Net income	—	—	—	203	—	203

Change in unrealized loss on securities available for sale, net of $0 income tax					(189)	(189)

Balance at March 31, 2013	3,274,405	$18,512	$28,589	$(36,403)	$(586)	$10,112

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2013 and 2012

(Unaudited)

(amounts in thousands, except share and per share data )

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$203	$1,769
Adjustments to reconcile net income to net cash from operating activities
Depreciation	158	206
Amortization on securities, net	107	166
Core deposit intangible amortization	34	53
Provision for loan losses	300	—
Loans originated for sale	(1,678)	(1,627)
Proceeds from sale of loans	2,029	1,988
Gain on sale of loans	(30)	(42)
Decrease in accrued interest receivable	83	153
Increase in accrued interest payable	213	338
Increase in surrender value of bank owned life insurance	(68)	(72)
Loss on disposal of fixed assets	—	16
Gain on sale of branch	—	(1,468)
Net write down (gain on sale) of other real estate owned	(54)	421
Compensation expense under stock based compensation	—	1
Change in other liabilities	(53)	2,441
Other, net	478	2,857

Net cash from operating activities	1,722	7,200

Cash flows from investing activities
Available for sale securities
Purchases	(13,852)	(9,500)
Maturities, prepayments, and calls:
Mortgage-backed securities	2,480	1,916
Other	9,000	4,500
Net decrease in loans	12,844	22,534
Proceeds from sales of other real estate owned	1,594	3,206
Decrease in time deposits in other financial institutions	250	—
Net cash paid in connection with sale of branch operations	—	(25,700)
Additions to premises and equipment	(73)	(175)

Net cash from (used in) investing activities	12,243	(3,219)

Community First, Inc.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2013 and 2012

(Unaudited, Continued)

(amounts in thousands, except share and per share data )

	Three Months Ended March 31,
	2013	2012
Cash flows from financing activities
Net decrease in deposits	(9,613)	(5,752)
Proceeds from issuance of common stock	1	1

Net cash from (used in) financing activities	(9,612)	(5,751)

Net change in cash and cash equivalents	4,353	(1,770)
Cash and cash equivalents at beginning of period	94,877	76,742

Cash and cash equivalents at end of period	$99,230	$74,972

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$1,027	$1,513
Supplemental noncash disclosures
Transfers from loans to repossessed assets	1,020	3,359
Preferred stock dividends declared but not paid	239	242

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

(amounts in thousands, except share and per share data)

NOTE 1. ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements include Community First, Inc. and its wholly-owned subsidiary, Community First Bank & Trust. Community First, Inc., together with the Bank, is referred to herein as the “Company.” The sole subsidiary of Community First Bank & Trust is Community First Properties, Inc., which was originally established as a Real Estate Investment Trust (“REIT”) but which terminated its REIT election in the first quarter of 2012. Community First Bank & Trust together with its subsidiary is referred to herein as the “Bank.” Intercompany transactions and balances are eliminated in consolidation. On March 30, 2012, the Company dissolved two of the Bank’s previously existing subsidiaries, Community First Title, Inc. and CFBT Investments, Inc. The assets of these two subsidiaries were distributed to the Bank.

The Bank conducts substantially all of its banking activities in Maury, Williamson and Hickman Counties, in Tennessee. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flows from operations of businesses. The significant loan concentrations that exceed 10% of total loans are as follows: commercial real estate loans, 1-4 family residential loans, and construction loans. The customers’ ability to repay their loans is dependent, however, on the real estate and general economic conditions in the Company’s market areas. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

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

The unaudited consolidated financial statements as of March 31, 2013 and for the three-month periods ended March 31, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the information. They do not include all the information and footnotes required by GAAP for complete financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the 2012 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013 (File No. 000-49966) (the “2012 Form 10-K”).

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Critical Accounting Policies:

The consolidated financial statements in this report are prepared in conformity with GAAP and with general practices in the banking industry. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of our significant accounting policies is described in our 2012 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

March 31, 2013

(Unaudited)

NOTE 1—ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

NOTE 2. REGULATORY MATTERS AND MANAGEMENT PLANS

Although the Company reported net income in 2012, the Company reported losses for each year from 2008 to 2011. The losses incurred by the Company were primarily the result of the economic recession that began in 2008 and the continued impacts of that recession and the resulting sluggish economic conditions. The Bank is a community bank that focuses heavily on commercial and residential development lending. As a result of the collapse of the housing market, many developments stalled, resulting in developers no longer being able to meet their payment obligations to the Bank. Also, during this time, market values for existing real estate properties decreased, which jeopardized the collateral securing the loans made by the Bank. The losses incurred by the Bank and the Company have contributed to both the Bank and the Company being subject to additional regulatory scrutiny and increased supervisory actions by regulators.

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

March 31, 2013

(Unaudited)

NOTE 2. REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

Prompt corrective action regulations classify banks into one of five capital categories depending on how well they meet their minimum capital requirements. Although these terms are not used to represent the overall financial condition of a bank, the classifications are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. If adequately capitalized or worse, or subject to a written agreement, consent order, or cease and desist order requiring higher minimum capital levels as the Bank is, regulatory approval is required for the Bank to accept, renew or rollover brokered deposits. If a bank is classified as undercapitalized or worse, its capital distributions are restricted, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2013, the Bank’s capital ratios were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action and all ratios, with the exception of Tier 1 to Average Assets, were above those levels required by the Consent Order (as defined below). The Company’s capital ratios are below what is required to be considered “adequately capitalized” under the regulatory framework.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 2. REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

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

As of March 31, 2013, all of the plans required to be submitted to the FRB have been submitted and approved. Management believes that the Company is in full compliance with the requirements of the Written Agreement as of March 31, 2013.

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

The Company has the right to defer the payment of interest on its subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common or preferred stock and the Company’s subsidiaries may not pay dividends on the subsidiaries’ common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the Preferred Stock beginning in the second quarter of 2011.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 2. REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

Consequently, at March 31, 2013, the Company had $3,128 of interest accrued on its subordinated debentures for which payment is being deferred. In addition, the Company had accumulated $2,061 in deferred dividends on the shares of Preferred Stock it had sold to the United States Department of the Treasury (the “U.S. Treasury”) under the TARP Capital Purchase Program (the “CPP”). Under the terms of the CPP, failure to pay dividends for six dividend periods triggers the U.S. Treasury’s right to elect two directors to an institution’s board. Since the Company has deferred payment of dividends on its Preferred Stock for more than six quarters, the U.S. Treasury now has the right to elect up to two directors to the Company’s board of directors.

Similarly, the sole subsidiary of the Bank, Community First Properties, Inc., also suspended the payment of dividends on its preferred stock beginning with the dividend payment due on December 31, 2011. At March 31, 2013, Community First Properties, Inc. had $23 of preferred stock dividends accrued for which payment is being deferred.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 2. REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

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

The Consent Order includes time frames to implement the foregoing and on-going compliance requirements for the Bank, such as quarterly progress reports to its regulators. At March 31, 2013, the Bank’s regulatory capital ratios, with the exception of Tier 1 to Average Assets, met the minimum regulatory capital ratios proscribed by the Consent Order. In accordance with the terms of the Consent Order, management has prepared and submitted a capital plan with the objective of attaining the capital ratios required by the Consent Order. In addition to the capital ratios, the Bank is also not compliant with the portion of the Consent Order requiring reductions in loan concentrations. Management submitted a written plan to the FDIC to bring the Bank into compliance with the loan concentration component of the Consent Order, and that plan was approved by the FDIC.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements described above. As a result of its losses in 2011, the Bank is prohibited under applicable Tennessee law from declaring dividends without prior approval from the Department. The terms of the Consent Order with the FDIC and the written agreement with the Department also prohibit the Bank from paying dividends to the Company without prior approval from the FDIC and the Department. The Company is also restricted in the types and amounts of dividends that can be paid because of its participation in the CPP and by the terms of the Written Agreement, which prohibits the Company from paying interest or dividends (including interest on the Company’s subordinated debentures and dividends on the Company’s Preferred Stock) without the FRB’s prior approval.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 2. REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

Bank holding companies and banks are subject to various regulatory capital requirements administered by State and Federal banking agencies. The Company’s and the Bank’s capital amounts and ratios at March 31, 2013 and December 31, 2012, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions		Required by terms of Consent Order with FDIC
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2013
Total Capital to risk weighted assets
Community First Bank & Trust	$39,260	13.40%	$23,431	8.00%	$29,289	10.00%	$35,146	12.00%
Consolidated	23,339	7.97%	23,433	8.00%	29,291	10.00%	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$35,521	12.13%	$11,715	4.00%	$17,573	6.00%	$29,289	10.00%
Consolidated	13,066	4.46%	11,716	4.00%	17,575	6.00%	N/A	N/A
Tier 1 Capital to average assets
Community First Bank & Trust	$35,521	7.10%	$20,008	4.00%	$25,010	5.00%	$42,517	8.50%
Consolidated	13,066	2.60%	20,085	4.00%	N/A	N/A	N/A	N/A
December 31, 2012
Total Capital to risk weighted assets
Community First Bank & Trust	$39,038	12.65%	$24,684	8.00%	$30,854	10.00%	$37,025	12.00%
Consolidated	23,551	7.62%	24,734	8.00%	30,918	10.00%	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$35,108	11.38%	$12,342	4.00%	$18,513	6.00%	$30,854	10.00%
Consolidated	13,076	4.23%	12,367	4.00%	18,551	6.00%	N/A	N/A
Tier 1 Capital to average assets
Community First Bank & Trust	$35,108	6.46%	$21,741	4.00%	$27,176	5.00%	$46,199	8.50%
Consolidated	13,076	2.40%	21,811	4.00%	N/A	N/A	N/A	N/A

The sales of the Bank’s Murfreesboro, Tennessee branch location, on March 30, 2012, and Franklin, Tennessee branch location, on December 7, 2012, resulted in gains of $1,466 and $2,601, respectively. These gains contributed to the improvement in the Bank’s capital in 2012. However, despite the improvement, the Bank’s Tier 1 to Average Assets ratio as of March 31, 2013 was below what the Bank agreed to achieve under the terms of the Consent Order. Based on March 31, 2013 levels of average assets and risk-weighted assets, the required amount of additional Tier 1 capital necessary to meet the requirements of the Consent Order was approximately $7,000. The Bank’s capital ratios at March 31, 2013 were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action. The existence of the Consent Order requires regulators to continue to classify the Bank as “adequately capitalized” even though the capital levels would qualify as “well capitalized” if the Consent Order were not in place.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 2. REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

The Company’s capital levels at March 31, 2013 were below those required to be considered “adequately capitalized” under applicable regulations.

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

NOTE 3—BRANCH DIVESTITURES

In an effort to comply with the capital requirements set forth in the Consent Order described in Note 2, in 2012 the Bank sold two of its branches that were located on the outer limits of its geographic footprint and return focus to the Bank’s core markets. The branch sales improved the Bank’s capital ratios and concentration levels, both of which are specific requirements of the Consent Order.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 4—SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at March 31, 2013 and December 31, 2012 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), net of applicable income taxes:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2013
U.S. Government sponsored entities	$35,602	$20	$(74)	$35,548
Mortgage-backed (residential)	29,089	979	(11)	30,057
State and municipal	5,473	189	—	5,662
Corporate	1,000	—	(11)	989

Total	$71,164	$1,188	$(96)	$72,256

December 31, 2012
U.S. Government sponsored entities	$30,750	$17	$(49)	$30,718
Mortgage-backed (residential)	31,673	1,105	—	32,778
State and municipal	5,477	220	—	5,697
Corporate	1,000	—	(13)	987

Total	$68,900	$1,342	$(62)	$70,180

There were no sales of securities during the three month periods ended March 31, 2013 and 2012.

The amortized cost and fair value of the securities portfolio are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage backed securities are presented separately due to varying maturity dates as a result of prepayments.

	March 31, 2013
	Amortized Cost	Fair Value
Due in one year or less	$970	$972
Due after one through five years	10,343	10,398
Due after five through ten years	26,350	26,402
Due after ten years	4,412	4,427
Mortgage backed (residential)	29,089	30,057

Total	$71,164	$72,256

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 4—SECURITIES AVAILABLE FOR SALE (Continued)

At March 31, 2013 and December 31, 2012, respectively, securities totaling $52,574 and $49,272 were pledged to secure public deposits and repurchase agreements.

At March 31, 2013 and December 31, 2012, the Company held no securities for which the aggregate face amount of investments is greater than 10% of shareholders’ equity as of March 31, 2013 and December 31, 2013.

The following table summarizes securities with unrealized losses at March 31, 2013 and December 31, 2012 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2013
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$21,661	$(74)	$—	$—	$21,661	$(74)
Mortgage backed (residential)	1,608	(11)	—	—	1,608	(11)
Corporate	—	—	989	(11)	989	(11)

Total temporarily impaired	$23,269	$(85)	$989	$(11)	$24,258	$(96)

	Less than 12 Months		12 Months or More		Total
December 31, 2012
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$13,701	$(49)	$—	$—	$13,701	$(49)
Corporate	—	—	987	(13)	987	(13)

Total temporarily impaired	$13,701	$(49)	$987	$(13)	$14,688	$(62)

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 4—SECURITIES AVAILABLE FOR SALE (Continued)

During the second quarter of 2013, the Company sold securities with a face value of $3,477 and realized a gain of $182.

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

As of March 31, 2013, the Company’s securities portfolio consisted of 103 securities, 28 of which were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at March 31, 2013.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 4—SECURITIES AVAILABLE FOR SALE (Continued)

The table below presents a rollforward for the three months ended March 31, 2013 and 2012 of the credit losses recognized in earnings:

	Three months ended March 31,
	2013	2012
Beginning Balance	$6,338	$6,338
Additions for credit losses on securities for which no previous other-than-temporary impairment was recognized	—	—

Ending Balance	$6,338	$6,338

NOTE 5—FAIR VALUE

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

March 31, 2013

(Unaudited)

NOTE 5—FAIR VALUE (Continued)

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 5—FAIR VALUE (Continued)

Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements at March 31, 2013 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. government sponsored entities	$35,548	$35,548	$—
Mortgage-backed (residential)	30,057	30,057	—
State and municipal	5,662	5,554	108
Corporate	989	—	989

Total available for sale securities	72,256	71,159	1,097
Loans held for sale, in secondary market	595	595	—

		Fair Value Measurements at December 31, 2012 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. government sponsored entities	$30,718	$30,718	$—
Mortgage-backed (residential)	32,778	32,778	—
State and municipal	5,697	5,589	108
Corporate	987	—	987

Total available for sale securities	70,180	69,085	1,095
Loans held for sale, in secondary market	921	921	—

There were no transfers among fair value pricing levels during the three months ended March 31, 2013 and 2012.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 5—FAIR VALUE (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2013 and 2012:

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Corporate Securities

	Three months ended March 31,
	2013	2012
Beginning balance	$987	$968
Change in fair value	2	9

Ending balance	$989	$977

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

State and County Municipal Securities

	Three months ended March 31,
	2013	2012
Beginning balance	$108	$4,427
Change in fair value	—	40

Ending balance	$108	$4,467

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 5—FAIR VALUE (Continued)

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

Corporate Securities:

For corporate securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows (Level 3) as determined by an independent third party. The significant unobservable inputs used in the valuation model include discount rates and yields or current spreads to U.S. Treasury rates.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 5—FAIR VALUE (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	March 31, 2013
	Carrying Value	Fair Value Measurements using other significant unobservable inputs (Level 3)
Assets:
Impaired loans:
Real estate construction	$6,261	$6,261
1-4 Family residential	5,214	5,214
Commercial real estate	1,667	1,667
Commercial, financial and agricultural	483	483
Other loans	1,253	1,253

Total impaired loans	14,878	14,878
Other real estate owned:
Construction and development	2,911	2,911
1-4 Family residential	461	461
Non-farm, non-residential	2,363	2,363

Total other real estate owned	5,735	5,735

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 5—FAIR VALUE (Continued)

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

Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $18,059, with a valuation allowance of $3,181, resulting in an additional provision for loan losses of $262 for the three month period ended March 31, 2013, compared to an additional provision of $0 in the first three months of 2012. Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $15,840, with a valuation allowance of $1,566, resulting in an additional provision for loan losses of $1,306 for the year ended December 31, 2012.

Other real estate owned, measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $5,735, which is made up of the outstanding balance of $7,341, net of a valuation allowance of $1,606 at March 31, 2013, resulting in a write-down of $16 charged to expense in the three months ended March 31, 2013, compared to a write-down of $304 charged to expense in the first three months of 2012. Net carrying amount was $6,378 at December 31, 2012, which was made up of the outstanding balance of $8,010, net of a valuation allowance of $1,632.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 5—FAIR VALUE (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments at fair value on a non-recurring basis at March 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (1)
Impaired Loans:
Real estate construction	$6,261	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (21.0%) (8.9%)
1-4 Family residential	5,214	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (0.0%) (0.0%)
Commercial real estate	1,667	Sales comparison approach	Adjustment for differences between the comparable sales	(9.0%) - (9.0%) (9.0%)
Commercial, financial and agricultural	483	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (0.0%) (0.0%)
Other loans	1,253	Sales comparison approach	Adjustment for differences between the comparable sales	(10.0%) – (17.0%) (11.4%)
Other real estate owned:
Construction and development	2,911	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (22.0%) (3.4%)
1-4 Family residential	461	Sales comparison approach	Adjustment for differences between the comparable sales	(7.5%) - (10.0%) (8.9%)
Non-farm, non-residential	2,363	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (0.0%) (0.0%)

(1)	The range presented in the table reflects the discounts applied by the independent appraiser in arriving at their conclusion of market value. Management applies an additional 15% discount to the appraiser’s conclusion of market value to arrive at fair value.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 5—FAIR VALUE (Continued)

Carrying amount and estimated fair values of significant financial instruments at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$99,230	$99,230	$99,230	$—	$—
Time deposits in other financial institutions	750	751	—	751	—
Securities available for sale	72,256	72,256	—	71,159	1,097
Loans held for sale in secondary market, at fair value	595	595	—	595	—
Loans, net of allowance	282,955	283,833	—	—	283,833
Restricted equity securities	1,727	NA	NA	NA	NA
Accrued interest receivable	1,294	1,294	12	271	1,011
Financial liabilities
Deposits with stated maturities	279,919	279,919	—	279,919	—
Deposits without stated maturity	159,414	159,414	159,414	—	—
Accrued interest payable	3,841	3,841	6	707	3,128
Repurchase agreements	7,000	7,023	—	—	7,023
Federal Home Loan Bank advances	13,000	13,033	—	13,033	—
Subordinated debentures	23,000	12,000	—	—	12,000

	December 31, 2012
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$94,877	$94,877	$94,877	$—	$—
Time deposits in other financial institutions	1,000	1,000	—	1,000	—
Securities available for sale	70,180	70,180	—	69,085	1,095
Loans held for sale in secondary market, at fair value	921	921	—	921	—
Loans, net of allowance	297,114	299,039	—	—	299,039
Restricted equity securities	1,727	NA	NA	NA	NA
Accrued interest receivable	1,377	1,377	8	255	1,114
Financial liabilities
Deposits with stated maturities	280,024	280,422	—	280,422	—
Deposits without stated maturity	168,922	168,922	168,922	—	—
Accrued interest payable	3,628	3,628	3	692	2,933
Repurchase agreements	7,000	7,046	—	—	7,046
Federal Home Loan Bank advances	13,000	13,096	—	13,096	—
Subordinated debentures	23,000	12,500	—	—	12,500

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 5—FAIR VALUE (Continued)

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

NOTE 6—LOANS

Loans outstanding by category at March 31, 2013 and December 31, 2012 were as follows:

	March 31, 2013	December 31, 2012
Real estate construction:
Residential construction	$8,487	$9,485
Other construction	26,215	27,163
1-4 Family residential:
Revolving, open ended	25,136	25,111
First liens	83,674	84,555
Junior liens	3,063	3,268
Commercial real estate:
Farmland	7,905	7,670
Owner occupied	39,686	39,541
Non-owner occupied	59,049	68,381
Other real estate secured loans	5,663	5,726
Commercial, financial and agricultural:
Agricultural	838	928
Commercial and industrial	25,647	26,980
Consumer	5,434	5,707
Tax exempt	72	72
Other	2,118	2,294

	$292,987	$306,881

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 6—LOANS (Continued)

The following tables present activity in allowance for loan losses and the outstanding loan balance by portfolio segment and based on impairment method as of March 31, 2013 and 2012. The balances for “recorded investment” in the following tables related to credit quality do not include approximately $1,011, $1,485and $1,114 in accrued interest receivable at March 31, 2013, March 31, 2012 and December 31, 2012, respectively. Accrued interest receivable is a component of the Company’s recorded investment in loans.

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Three months ended March 31, 2013
Activity in the allowance for loan losses:
Beginning Balance	$1,938	$4,133	$1,514	$226	$994	$14	$—	$368	$580	$9,767
Charge-offs	—	(55)	—	—	(96)	(3)	—	(9)	—	(163)
Recoveries	3	56	8	—	51	5	—	6	—	129
Provision	(136)	283	(64)	(26)	9	(2)	—	238	(2)	300

Total ending allowance balance	$1,805	$4,417	$1,458	$200	$958	$14	$—	$603	$578	$10,033

Three months ended March 31, 2012
Activity in the allowance for loan losses:
Beginning Balance	$4,809	$5,564	$3,505	$244	$1,394	$84	$—	$3,337	$609	$19,546
Charge-offs	(36)	(429)	(211)	—	(95)	(25)	—	—	—	(796)
Recoveries	7	7	—	—	21	10	—	—	—	45
Provision	(431)	556	(272)	33	98	—	—	—	16	—
Transfers due to completed branch sale	2	15	—	—	1	—	—	—	—	18

Total ending allowance balance	$4,351	$5,713	$3,022	$277	$1,419	$69	$—	$3,337	$625	$18,813

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 6—LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Ending allowance balance attributable to loans at March 31, 2013:
Individually evaluated for impairment	$951	$969	$338	$69	$348	$—	$—	$600	$—	$3,275
Collectively evaluated for Impairment	854	3,448	1,120	131	610	14	—	3	578	6,758

Total ending allowance balance	$1,805	$4,417	$1,458	$200	$958	$14	$—	$603	$578	$10,033

Ending allowance balance attributable to loans at December 31, 2012:
Individually evaluated for impairment	$951	$593	$318	$70	$12	$—	$—	$363	$—	$2,307
Collectively evaluated for Impairment	987	3,540	1,196	156	982	14	—	5	580	7,460

Total ending allowance balance	$1,938	$4,133	$1,514	$226	$994	$14	$—	$368	$580	$9,767

Loans at March 31, 2013:
Individually evaluated for impairment	$14,478	$8,835	$5,381	$2,319	$837	$—	$—	$1,853		$33,703
Collectively evaluated for impairment	20,224	103,038	101,259	3,344	25,648	5,434	72	265		259,284

Total loans balance	$34,702	$111,873	$106,640	$5,663	$26,485	$5,434	$72	$2,118		$292,987

Loans at December 31, 2012:
Individually evaluated for impairment	$15,358	$6,689	$6,943	$2,330	$382	$—	$—	$1,853		$33,555
Collectively evaluated for impairment	21,290	106,245	108,649	3,396	27,526	5,707	72	441		273,326

Total loans balance	$36,648	$112,934	$115,592	$5,726	$27,908	$5,707	$72	$2,294		$306,881

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 6—LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$714	$714	$—	$1,265	$8	$8
Other construction	6,551	6,551	—	8,101	—	—
1-4 Family residential:
Revolving, open ended	40	40	—	20	—	—
First liens	2,059	2,059	—	2,252	12	11
Junior liens	67	67	—	71	1	1
Commercial real estate:
Owner occupied	1,096	1,096	—	1,097	12	14
Non-owner occupied	2,121	2,121	—	2,057	32	32
Other real estate loans	125	125	—	126	—	—
Commercial, financial and agricultural:
Commercial and industrial	6	6	—	176	—	—

Total with no related allowance recorded	12,779	12,779	—	15,165	65	66

With an allowance recorded:
Real estate construction:
Residential construction	3,124	3,124	397	3,003	11	11
Other construction	6,044	4,089	554	2,550	13	13
1-4 Family residential:
Revolving, open ended	575	575	575	575	1	1
First Liens	6,010	6,010	392	4,672	37	27
Junior Liens	84	84	2	174	1	1
Commercial real estate:
Owner occupied	2,015	2,015	283	1,869	35	38
Non-owner occupied	148	149	55	1,141	3	3
Other real estate loans	2,194	2,194	69	2,199	35	36
Commercial, financial and agricultural:
Commercial and industrial	831	831	348	434	(25)	—
Other loans	6,227	1,853	600	1,854	—	—

Total with an allocated allowance recorded	27,252	20,924	3,275	18,471	111	130

Total	$40,031	$33,703	$3,275	$33,636	$176	$196

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 6—LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$8,079	$4,600	$—	$4,717	$—	$—
Other construction	10,747	9,779	—	8,453	—	—
1-4 Family residential:
Revolving, open ended	—	—	—	—	—	—
First liens	3,935	3,492	—	5,071	15	35
Junior liens	—	—	—	—	—	—
Commercial real estate:
Farmland	485	234	—	234	—	—
Owner occupied	1,097	1,097	—	549	12	11
Non-owner occupied	2,343	2,343	—	1,262	35	34
Other real estate secured loans
Commercial, financial and agricultural:
Commercial and industrial	141	141	—	141	—	—
Consumer	55	55	—	28	1	1
Other loans	—	—	—	734	—	—

Total with no related allowance recorded	26,882	21,741	—	21,189	63	81

With an allowance recorded:
Real estate construction:
Residential construction	1,258	1,143	55	923	6	7
Other construction	5,525	5,525	2,206	4,879	(19)	—
1-4 Family residential:
Revolving, open ended	1,172	1,171	471	596	(12)	—
First Liens	1,643	1,643	407	2,324	21	22
Junior Liens	109	109	109	268	1	2
Commercial real estate:
Farmland	—	—	—	—	—	—
Owner occupied	792	792	359	1,039	2	6
Non-owner occupied	3,603	3,603	1,400	4,690	13	34
Other real estate secured loans	2,223	2,223	73	2,226	34	35
Commercial, financial and agricultural:
Commercial and industrial	231	231	65	186	(1)	—
Consumer	120	121	58	145	1	2
Other loans	7,696	7,696	3,335	6,963	—	—

Total with an allocated allowance recorded	24,372	24,257	8,538	24,239	46	108

Total	$51,254	$45,998	$8,538	$45,428	$109	$189

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 6—LOANS (Continued)

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 6—LOANS (Continued)

Troubled Debt Restructurings

The Company has $28,616 of loans with allocated specific reserves of $1,990 to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2013 compared to $28,451 with allocated specific reserves of $1,596 at December 31, 2012. The Company lost $47 and $54 of interest income in the first three months of 2013 and 2012, respectively, that would have been recorded in interest income if the specific loans had not been restructured. The Bank had commitments to lend up to $119 and $0 of additional funds to loans classified as troubled debt restructurings at March 31, 2013, and December 31, 2012, respectively.

During the first three months of 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or granting of amortization terms for balloon notes that are longer than the Bank’s typical practice.

Modifications involving a reduction of the stated interest rate and extension of the maturity date of the loan were for periods ranging from six months to two years.

Loans classified as troubled debt restructurings are included in impaired loans.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 6—LOANS (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the first three months of 2013 and 2012:

March 31, 2013	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
1-4 Family residential
First liens	3	5,501	5,501
Commercial real estate:
Owner occupied	1	162	162

Total	4	$5,663	$5,663

March 31, 2012
Real estate construction:
Residential construction	1	$1,097	$1,097
Commercial real estate:
Owner occupied	1	737	737

Total	2	$1,834	$1,834

Troubled debt restructurings described above had an outstanding balance of $5,663 at March 31, 2013 and increased the allowance for loan losses by $38 during the first three months of 2013. Troubled debt restructurings still accruing interest totaled $14,440 and $9,038 at March 31, 2013 and December 31, 2012, respectively.

A loan is considered to be in payment default once it is more than 90 days contractually past due under the modified terms. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the first three months of 2013 or 2012.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 6—LOANS (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still accruing by class of loans as of March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Nonaccrual	Loans past due over 90 days still accruing	Nonaccrual	Loans past due over 90 days still accruing
Real estate construction:
Residential construction	$3,124	$—	$3,976	$—
Other construction	10,489	—	10,507	—
1-4 Family residential:
Revolving, open ended	616	—	616	—
First Liens	1,660	—	4,396	—
Junior Liens	67	—	74	—
Commercial real estate:
Farmland	—	—	1,304	—
Owner occupied	581	—	54	—
Non-owner occupied	—	—	1,775	—
Other real estate loans	125	—	126	—
Commercial, financial and agricultural:
Agricultural	—	—	—	—
Commercial and industrial	5,160	—	282	—
Consumer	19	—	12	—
Other loans	1,853	—	1,853	—

Total	$23,694	$—	$24,975	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 6—LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans, including nonaccrual loans as of March 31, 2013 and December 31, 2012 by class of loans:

March 31, 2013	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real estate construction:
Residential construction	$78	$—	$—	$78	$8,409	$8,487
Other construction	937	—	1,340	2,277	23,938	26,215
1-4 Family residential:
Revolving, open ended	650	152	616	1,418	23,718	25,136
First Liens	921	499	954	2,374	81,300	83,674
Junior Liens	19	—	—	19	3,044	3,063
Commercial real estate:
Farmland	—	—	—	—	7,905	7,905
Owner occupied	475	—	581	1,056	38,630	39,686
Non-owner occupied	149	359	—	508	58,541	59,049
Other real estate secured loans	—	—	—	—	5,663	5,663
Commercial, financial and agricultural:
Agricultural	—	—	—	—	838	838
Commercial and industrial	12	492	5,149	5,653	19,994	25,647
Consumer	16	—	19	35	5,399	5,434
Tax exempt	—	—	—	—	72	72
Other loans	36	—	1,854	1,890	228	2,118

Total	$3,293	$1,502	$10,513	$15,308	$277,679	$292,987

December 31, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real estate construction:
Residential construction	$—	$—	$825	$825	$8,660	$9,485
Other construction	86	12	1,359	1,457	25,706	27,163
1-4 Family residential:
Revolving, open ended	695	57	616	1,368	23,743	25,111
First Liens	1,490	121	3,685	5,296	79,259	84,555
Junior Liens	86	—	—	86	3,182	3,268
Commercial real estate:
Farmland	—	—	1,311	1,311	6,359	7,670
Owner occupied	769	324	54	1,147	38,394	39,541
Non-owner occupied	361	370	1,775	2,506	65,875	68,381
Other real estate secured loans	—	—	—	—	5,726	5,726
Commercial, financial and agricultural:
Agricultural	3	—	—	3	925	928
Commercial and industrial	5,258	—	245	5,503	21,477	26,980
Consumer	55	23	1,865	1,943	3,764	5,707
Tax exempt	—	—	—	—	72	72
Other loans	23	14	—	37	2,257	2,294

Total	$8,826	$921	$11,735	$21,482	$285,399	$306,881

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 6—LOANS (Continued)

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 6—LOANS (Continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

March 31, 2013	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction:
Residential construction	$2,365	$2,284	$—	$—	$—
Other construction	6,795	7,748	—	1,032	—
1-4 Family residential:
Revolving, open ended	21,632	943	—	1,946	—
First Liens	51,718	15,469	21	8,397	—
Junior Liens	2,646	266	—	—	—
Commercial real estate:
Farmland	4,789	1,140	—	1,976	—
Owner occupied	27,717	8,141	—	716	—
Non-owner occupied	47,250	3,642	—	5,888	—
Other real estate loans	920	—	—	2,424	—
Commercial, financial and agricultural:
Agricultural	837	—	—	1	—
Commercial and industrial	19,934	4,142	2	732	—
Consumer	5,164	13	—	257	—
Tax exempt	72	—	—	—	—
Other loans	228	36	—	1	—

Total	$192,067	$43,824	$23	$23,370	$—

December 31, 2012	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction:
Residential construction	$1,625	$3,162	$—	$—	$—
Other construction	7,765	7,169	—	1,569	—
1-4 Family residential:
Revolving, open ended	21,608	1,150	25	1,753	—
First Liens	51,698	17,885	822	8,373	—
Junior Liens	2,600	261	—	70	—
Commercial real estate:
Farmland	3,907	1,449	—	2,314	—
Owner occupied	27,737	8,349	—	636	—
Non-owner occupied	53,614	3,942	—	6,701	—
Other real estate loans	961	—	—	2,435	—
Commercial, financial and agricultural:
Agricultural	925	—	—	3	—
Commercial and industrial	20,829	4,339	—	1,430	—
Consumer	5,404	64	23	216	—
Tax exempt	72	—	—	—	—
Other loans	404	37	—	—	—

Total	$199,149	$47,807	$870	$25,500	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 7—INCOME (LOSS) PER SHARE

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

	Three months ended March 31,
	2013	2012
Basic
Net income	$203	$1,769
Less: Earnings allocated to preferred stock	(239)	(242)
Less: Accretion of preferred stock discount	(48)	(45)

Net Income (loss) allocated to common stock	(84)	1,482

Weighted average common shares	3,274,394	3,273,908

Basic net income (loss) per share	$(0.03)	$0.45

Diluted
Net income (loss) allocated to common stock	$(84)	$1,482

Weighted average common shares	3,274,394	3,273,908
Add: Dilutive effects of assumed exercises of stock options	—	—

Average common shares and dilutive potential common shares outstanding	3,274,394	3,273,908

Diluted net income (loss) per share	$(0.03)	$0.45

At March 31, 2013 and 2012, respectively, stock options for 64,700 and 101,900 shares of common stock were not considered in computing diluted net income (loss) per share for the three month periods ended March 31, 2013 and 2012 because they were antidilutive.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2013

(Unaudited)

NOTE 8—INCOME TAXES

The Company recorded no tax expense during the first quarter of 2013. During 2010, the Company established a valuation allowance against all of its deferred tax assets and has maintained that valuation allowance through the first three months of 2013. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. Because the Company has recorded a valuation allowance against its deferred tax assets, any deferred tax benefit or expense will be offset by a corresponding increase or decrease, respectively, to the valuation allowance. Until the reversal of the deferred tax valuation allowance, tax benefit or expense from current year operations is expected to be minimal.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

(amounts in thousands, except share and per share data)

The following discussion compares the financial condition of the Company at March 31, 2013 to December 31, 2012, and the results of operations for the three months ended March 31, 2013 and 2012. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013 (File No. 000-49966) (the “2012 Form 10-K”) and in other reports we file with the SEC from time to time; including Part II, Item 1A “Risk Factors” below, and the following:

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

OVERVIEW (Continued)

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

FINANCIAL CONDITION

At March 31, 2013, total assets were $501,330, a decrease of $9,385 or 1.8% compared to $510,715 at December 31, 2012. The decrease in total assets was primarily due to paydowns outpacing loan demand. Total liabilities decreased 1.8%, or $9,161, to $491,218 at March 31, 2013 compared to $500,379 at December 31, 2012. The decrease in liabilities was principally due to a decrease in non-core deposits. Total equity decreased 2.2%, or $224, to $10,112 at March 31, 2013 compared to $10,336 at December 31, 2012. The decrease in equity is primarily due to a decrease in accumulated other comprehensive income during the first three months of 2013.

FINANCIAL CONDITION (Continued)

Cash and Cash Equivalents

Cash and cash equivalents were $99,230 at March 31, 2013 compared to $94,877 at December 31, 2012. The Bank has continued to maintain unusually high cash balances during 2013 due to the availability of excess liquidity in the Bank’s market area coupled with reduced loan demand as a result of weak economic conditions.

Loans

Total loans (excluding loans held for sale) at March 31, 2013 were $292,987, compared to $306,881 at December 31, 2012, a decrease of $13,984 or 4.5%. The decrease in loans during the first three months of 2013 is due to regular loan payments outpacing demand for new loans.

Loans in the portfolio at March 31, 2013 of approximately $65,595, or 22.4%, are at a variable rate of interest, $203,698, or 69.5%, are at a fixed rate, and $23,694, or 8.1%, are nonaccrual. $147,701, or 50.4%, of total loans reprice within one year of March 31, 2013. As market rates dropped during the economic recession, management implemented rate floors for many variable rate loans in an effort to protect the Bank’s net interest margin. As a result, when market rates begin to rise, loans at their floor will not reprice at higher rates until market rates rise above their contractual floor rates. Only the loans noted above that have variable rates not at a floor rate will reprice with the first increase in market rates. The existence of these rate floors may negatively impact our net interest margin when rates begin to rise, at least until rates rise above these floors.

On March 31, 2013, the Company’s loan to deposit ratio (including loans held for sale in secondary market) was 66.8%, compared to 68.6% at December 31, 2012. Management expects loan demand to modestly improve through the remainder of 2013, which should slow or stop the decline in gross loans. Management anticipates that there will not be significant growth in loans until there are indicators of significant improvements in both the local and national economy, leading customers to begin spending more and resulting in increased demand. If the Company’s deposit growth among core deposit customers continues to outpace its loan demand, the Company’s net interest margin may be adversely affected as the funds from these deposits may be invested in securities and other interest earning assets that offer lower yields than loans.

FINANCIAL CONDITION (Continued)

Securities Available for Sale

Set forth below is a table showing the carrying amount and breakdown of the Company’s securities available for sale at March 31, 2013 and December 31, 2012:

	March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
U.S. government sponsored entities	$35,548	49.2%	$30,718	43.8%
Mortgage-backed (residential)	30,057	41.6%	32,778	46.7%
State and municipal	5,662	7.8%	5,697	8.1%
Corporate	989	1.4%	987	1.4%

Total	$72,256	100.0%	$70,180	100.0%

The Company’s securities portfolio is used to, among other things, provide yield and for pledging purposes to secure public fund deposits. As of March 31, 2013, the carrying value of securities increased $2,076 to $72,256, compared to $70,180 at December 31, 2012. Securities available for sale as a percentage of total assets was 14.4% at March 31, 2013, compared to 13.7% at December 31, 2012. Net unrealized gain on securities available for sale was $1,092 at March 31, 2013, compared to a net unrealized gain of $1,280 at December 31, 2012. Changes in interest rates in the securities market caused this fluctuation in the net unrealized gain. Management is continually monitoring the credit quality of the Bank’s investments and believes that the unrealized losses that exist in the Bank’s portfolio are temporary based on the bond ratings and anticipated recovery of bonds held. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

Other Real Estate Owned

At March 31, 2013, other real estate owned (“ORE”) totaled $19,249, a decrease of $520 from $19,769 at December 31, 2012. The balance of ORE is comprised of properties acquired through or in lieu of foreclosure on real estate loans, property acquired by the Company for future Bank branch locations that is no longer intended for that purpose and is currently held for sale, and loans made to facilitate the sale of ORE that are required to be reported as ORE (“FAS 66 Loans”). The balances recorded for each individual property are based on appraisals that are not more than twelve months old, discounted by an additional 15%. The additional 15% discount was adopted by the Company beginning in the third quarter of 2010 based on an analysis of actual recoveries of ORE balances, including selling costs. Based on that analysis, the Company recorded a valuation allowance of $346 (recognized through ORE expense) in the third quarter of 2010. In addition, the Company began applying the additional 15% discount in its determination of specific reserves for impaired loans that are collateral dependent. As a result, the majority of the financial loss incurred by the Company as a result of the 15% discount has been recognized through loan charge-offs and the provision for loan losses at the time the property is transferred to ORE, with the foreclosed property being transferred into ORE at the discounted value. The Company annually updates its analysis regarding the additional 15% discount. Should such updates indicate that a change in the 15% discount is warranted, the Company would implement the change accordingly and that change would be applied to all properties that are subsequently moved into ORE. Additional write-downs of individual properties typically occur when the results of updated appraisals and further application of the 15% discount on the value reflected in the updated appraisal indicates that the value of the respective property has declined. The Company obtains updated appraisals for ORE properties at least annually. These write-downs are recognized in the quarterly period in which the appraisal is accepted by the Company.

FINANCIAL CONDITION (Continued)

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

The following table shows a breakdown of the ORE portfolio by category as of the end of the periods indicated:

	March 31, 2013		December 31, 2012		September 30, 2012		June 30, 2012
Bank Premises	$484	2.5%	$484	2.4%	$484	2.9%	$484	2.6%
Rental	7,997	41.5%	8,384	42.4%	6,649	39.4%	8,337	44.9%
Non-rental	382	2.0%	1,041	5.3%	989	5.9%	1,067	5.7%
Auction	336	1.7%	344	1.7%	68	0.4%	767	4.1%
Land	10,050	52.3%	9,516	48.2%	8,690	51.4%	7,923	42.7%

Total	$19,249	100.0%	$19,769	100.0%	$16,880	100.0%	$18,578	100.00%

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

FINANCIAL CONDITION (Continued)

The following table provides activity within the ORE portfolio in terms of individual parcels for the three month periods ended on the dates indicated:

	Rental	Non-rental	Auction	Land
March 31, 2012
Foreclosures	5	5	—	2
Sales	5	5	12	4
Weighted average age of properties held at period end (months)	1.1	7.0	21.2	43.2
March 31, 2013
Foreclosures	3	—	—	3
Sales	5	2	2	3
Weighted average age of properties held at period end (months)	11.9	4.8	37.5	15.5

The following table sets forth information related to the largest five ORE properties held by the Company as of March 31, 2013:

Property Description	Original loan classification	Original Loan Amount	Charge-off prior to transfer into ORE	Write-down after transfer into ORE	Carrying Balance
Unimproved land	Real estate construction	$5,000	$905	$—	$3,485
Mixed use commercial property	Commercial Real estate	3,684	1,536	—	1,046
Unimproved land	Real estate construction	2,546	196	85	927
Mini storage facility	Commercial Real estate	887	—	—	784
Mobile home park/ mini storage facility	Commercial Real estate	959	—	82	765

The following table sets forth information related to the largest five ORE properties held by the Company as of December 31, 2012:

Property Description	Original loan classification	Original Loan Amount	Charge-off prior to transfer into ORE	Write-down after transfer into ORE	Carrying Balance
Unimproved land	Real estate construction	$5,000	$905	$—	$3,485
Mixed use commercial property	Commercial Real estate	3,684	1,536	—	1,046
Unimproved land	Real estate construction	2,546	196	85	927
Mini storage facility	Commercial Real estate	887	—	—	784
Mobile home park/ mini storage facility	Commercial Real estate	959	—	82	765

FINANCIAL CONDITION (Continued)

Each of the ORE properties identified in the March 31, 2013 table above, with the exception of the property carried at $1,046, is listed with a real estate agent and is also listed as available for sale on the Bank’s website. The two properties classified as unimproved land were, at the time the loans were made, intended to be developed. The property carried at $3,485 is commercial property located in an area that remains significantly and negatively impacted by the downturn in the real estate market. Although the Company continues to actively market the property, management anticipates that it could take a significant amount of time to sell the property. The property carried at $927 is located in a residential area that was also negatively impacted by the downturn in the economy. Although there are some positive indicators of improvements in the local market where the property is located, management believes it will likely require a significant amount of time to sell the property, and it is possible that the Company may partner with a residential developer in order to sell the property. The three commercial real estate properties are income producing rental properties that are being managed by a third party property manager on behalf of the Company. The property carried at $1,046 is currently under a purchase contract with a 120-day period for the buyer to complete a due diligence study. The sale is expected to close in the third quarter of 2013. The Company continues to market the remaining rental properties, but because of the income producing nature of the properties, it is likely that management will resist selling the properties for less than the current carrying value of the properties.

Deposits

The Company relies on the Bank’s deposit growth, as well as alternative funding sources such as other borrowed money, FHLB advances, and federal funds purchased from correspondent banks to fund its operations.

The following table sets forth the composition of the deposits at March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$49,835	11.3%	$47,908	10.7%
Interest-bearing demand accounts	109,984	25.0%	121,341	27.0%
Savings accounts	21,708	4.9%	20,992	4.7%
Time deposits greater than $100	121,739	27.7%	118,660	26.4%
Other time deposits	136,067	31.1%	140,045	31.2%

Total	$439,333	100.0%	$448,946	100.0%

The following table sets forth all time deposits broken down by remaining maturity at March 31, 2013:

Less than three months	$63,050
Three months through twelve months	137,582
One year through three years	40,767
More than three years	16,407

Total	$257,806

Total deposits were $439,333 at March 31, 2013, compared to $448,946 at December 31, 2012, a decrease of $9,613. The decrease was primarily due to reductions in national market time deposits and interest-bearing demand deposits.

FINANCIAL CONDITION (Continued)

During the majority of 2012 and through March 31, 2013, the Bank has maintained higher than normal balances in cash and cash equivalents due to the availability of excess liquidity in the Bank’s market area coupled with reduced loan demand as a result of weak economic conditions. Management has been utilizing the available cash to pay off national market and broker deposits as they have matured, resulting in significant reductions in cost of funds. Management has been seeking additional core customer deposits during 2013 and anticipates that it will continue to do so in order to improve the Bank’s overall liquidity position as well as net interest income and to continue to reduce the Bank’s reliance on national market and broker deposits.

Federal Home Loan Bank Advances

The Company had borrowed $13,000 in fixed rate advances from the Federal Home Loan Bank (the “FHLB”) as of March 31, 2013 and December 31, 2012. The Company had $7,030 available for future borrowings from the FHLB at March 31, 2013. The fixed interest rates on these advances ranged from 1.91% to 2.71% at March 31, 2013 with a weighted average rate of 2.42% and a weighted average remaining maturity of 1.1 months. These borrowings are secured by a blanket collateral agreement for certain loans secured by 1-4 family residential properties, commercial real estate, and home equity lines of credit. At March 31, 2013, undrawn standby letters of credit with the FHLB totaled $9,000. The letters of credit are used to meet pledging requirements of the State of Tennessee Bank Collateral Pool.

Shareholders’ Equity

At March 31, 2013, shareholders’ equity totaled $10,112, a decrease of $224 from $10,366 at December 31, 2012. The decrease was primarily due to a decrease in the unrealized gain on securities available for sale.

The preferred shares representing the U.S. Treasury’s investment in the Company as part of our participation in the CPP have a $20,757 liquidation value and a cumulative dividend rate of 5% per year, until February 27, 2014, the fifth anniversary of the U.S. Treasury investment, and a dividend rate of 9% thereafter. In addition, under the terms of the CPP, the Company issued warrants to U.S. Treasury to purchase additional preferred shares equal to 5% of the investment in Senior Preferred shares at a discounted exercise price. The U.S. Treasury exercised the warrants immediately upon investment in the Senior Preferred shares, which resulted in issuance of 890 Warrant Preferred shares. The U.S. Treasury’s exercise of the warrants resulted in a net discount on the issuance of the preferred shares of $890. The discount is being amortized over a five year period, which is the anticipated life of the shares. The $890 liquidation value Warrant Preferred shares have a cumulative dividend rate of 9% per year until redeemed. Dividends on both Senior Preferred and Warrant Preferred shares are required to be paid quarterly. Total required annual dividends for both Senior Preferred and Warrant Preferred shares are expected to be as follows: 2013: $970; 2014: $1,564; 2015 and thereafter: $1,683 per year. The Company is permitted to redeem all or a portion of the preferred shares at any time after consultation with its primary federal regulator, but may not redeem the Warrant Preferred shares until all of the Senior Preferred shares have been redeemed. Dividend payments on both Senior Preferred and Warrant Preferred shares would be reduced for any redemption.

FINANCIAL CONDITION (Continued)

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company would not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The terms of the Written Agreement that the Company entered into with the FRB on April 19, 2012, which replaced a board resolution, similarly prohibit the Company from incurring debt, paying dividends or interest or redeeming shares of its capital stock. The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its Common or Preferred Stock and the Company’s subsidiaries may not pay dividends on the subsidiaries’ common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the Preferred Stock beginning in the second quarter of 2011. At March 31, 2013, the Company has $3,127 of interest on its subordinated debentures accrued for which payment is being deferred. In addition, the Company has accumulated $2,061 in deferred dividends on shares of Preferred Stock issued by it to the U.S. Treasury under the CPP. The Bank’s subsidiary Community First Properties, Inc. suspended the payment of dividends on its preferred stock beginning with the dividend payment due on December 31, 2011. At March 31, 2013, Community First Properties, Inc. has $23 of preferred stock dividends accrued for which payment is being deferred.

RESULTS OF OPERATIONS

Net Income

The Company had net income of $203 for the three months ended March 31, 2013 compared to a net income of $1,769 for the same period in 2012, a decrease in income of $1,566. Net loss allocated to common shareholders was $84 for the first three months of 2013 compared to net income allocated to common shareholders of $1,482 for the same period in 2012.

The net income reported for the first three months of 2012 is primarily due to the sale of the Bank’s Murfreesboro, Tennessee branch location that occurred on March 30, 2012. The Bank realized a gain of $1,466 on the sale.

RESULTS OF OPERATIONS (Continued)

Average Balance Sheets, Net Interest Income

Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity and an analysis of net interest income for the three month periods ended March 31, 2013 and 2012. The table reflects how changes in the volume of interest earning assets and interest-bearing liabilities and changes in interest rates have affected our interest income, interest expense, and net interest income for the periods indicated. Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (changes in rate multiplied by prior volume); and (3) changes in rate/volume (changes in rate multiplied by change in volume). The changes attributable to the combined impact of volume and rate have all been allocated to the changes due to rate.

	March 31, 2013			March 31, 2012			Change
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Due to Volume (1)	Due to Rate (2) (3)	Total
Gross loans (a and b)	$302,573	5.61%	$4,189	$430,700	5.40%	$5,796	$(1,724)	$117	$(1,607)
Taxable securities available for sale	66,372	1.82%	298	49,656	2.56%	317	107	(126)	(19)
Tax exempt securities available for sale	5,353	3.33%	44	13,746	2.95%	101	(62)	5	(57)
Federal funds sold and other	89,838	0.35%	77	81,277	0.34%	69	7	1	8

Total interest earning assets	464,136	4.03%	4,608	575,379	4.38%	6,283	(1,672)	(3)	(1,675)
Cash and due from banks	3,645			4,910
Other nonearning assets	45,147			53,614
Allowance for loan losses	(9,858)			(19,558)

Total assets	$503,070			$614,345

Deposits:
NOW & money market investments	$113,256	0.60%	$167	$141,960	0.69%	$244	$(49)	$(28)	$(77)
Savings	21,075	0.13%	7	20,213	0.16%	8	—	(1)	(1)
Time deposits $100 and over	120,581	1.17%	347	148,961	1.38%	511	(97)	(67)	(164)
Other time deposits	138,014	1.15%	390	190,413	1.34%	636	(176)	(70)	(246)

Total interest-bearing deposits	392,926	0.94%	911	501,547	1.12%	1,399	(322)	(166)	(488)
Federal Home Loan Bank advances	13,000	2.43%	78	16,000	2.33%	93	(17)	2	(15)
Subordinated debentures	23,000	3.42%	194	23,000	6.40%	367	—	(173)	(173)
Repurchase agreement	7,000	3.30%	57	7,000	3.32%	58	—	(1)	(1)
Federal funds purchased and other	7	0.00%	—	—	0.00%	—	—	—	—

Total other borrowings	43,007	3.10%	329	46,000	4.52%	518	(17)	(172)	(189)
Total interest-bearing liabilities	435,933	1.15%	1,240	547,547	1.40%	1,917	(339)	(338)	(677)
Noninterest-bearing liabilities	56,880			55,997

Total liabilities	492,813			603,544
Shareholders’ equity	10,257			10,801

Total liabilities and shareholders’ equity	$503,070			$614,345

Net interest income			$3,368			$4,366	$(1,333)	$335	$(998)

Net interest margin		2.94%			3.04%

(a)	Interest income includes fees on loans of $124 and $100 in 2013 and 2012, respectively.
(b)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.
(1)	Changes in volume multiplied by prior rate
(2)	Changes in rate multiplied by prior volume
(3)	Changes in rate multiplied by change in volume

RESULTS OF OPERATIONS (Continued)

Net Interest Income

Net interest income for the first three months of 2013 was $3,368, a decrease of $998, or 22.9% compared to $4,366 for the same period in 2012. The decrease in net interest income and net interest margin is primarily due to decreases in the average balance of earning assets offset by decreases in the average rate paid for deposits and subordinated debentures.

Net interest margin began to be compressed during the last half of 2011 and that trend continued through 2012 and the first three months of 2013 due to historically low market rates for loans and securities driving down the yield on earning assets as new money must be invested at lower rates. In addition, loan demand is extremely low in the Bank’s market area, leading to larger than anticipated reductions in loan balances as loan repayments continue to outpace loan demand. The reduction in loans contributes to the excess liquidity that the Bank is currently carrying. Current market rates for new investments in securities are very low, which also contributes to compressed net interest margin as the Bank is forced to reinvest funds received from higher rate securities when they mature or are called. Management anticipates that this trend will continue through the remainder of 2013 or until there is a significant economic change in the Bank’s market that results in increased loan demand.

Total interest income for the first three months of 2013 was $4,608 a decrease of $1,675 from $6,283 for the same period in 2012. The decrease is primarily due to a decline in loan interest income as a result of the decrease in loan balances, offset in part by the modest increase in yields on loans when compared to the comparable period in 2012. The average balance of loans during the first three months of 2013 was $302,573, a decrease of $128,127 from $430,700 during the same period in 2012. The average rate earned on loans in the first three months of 2013 was 5.61% compared to 5.40% for the same period in 2012. The increase in average rate is primarily due to a decrease in nonaccrual loans in the first three months of 2013 compared to the same period in 2012.

The average balance of federal funds sold and other during the first three months of 2013 was $89,838, an increase of $8,561 from $81,277 during the same period in 2012. The average rate earned on federal funds sold and other in the first three months of 2013 was 0.35% compared to 0.34% for the same period in 2012. The low average rate is primarily due to the large amount of cash held by the Bank as a result of loan repayments and regulatory pressures placed on the Company to increase liquidity. The Bank’s cash on deposit with the FRB and other institutions earns interest at rates ranging from 0.00% to 1.00%. The vast majority of the Bank’s cash is held at the FRB, which paid a rate of 0.25% during the first three months of 2013.

Interest income on taxable securities decreased $19 to $298 in the first three months of 2013 compared to $317 in the first three months of 2012. The decrease is primarily due to higher-yielding securities being called during the first three months of 2013.

Total interest expense was $1,240 in the first three months of 2013, a decrease of $677 from $1,917 in the first three months of 2012. The decrease in interest expense is largely due to a reduction in the average rate paid on deposits and the average balance of deposits in the first three months of 2013 compared to the same period in 2012. The decrease is further due to a reduction in the average rate paid on subordinated debentures.

Total interest expense on deposits was $911 in the first three months of 2013, a reduction of $488 from $1,399 in the first three months of 2012. The average rate paid on deposits was 0.94% in the first three months of 2013 compared to 1.12% for the same period in 2012. The most significant decreases in average rates were on time deposits. The reduction in average rate paid on deposits was the result of continued decreases in market rates in the Bank’s market area.

RESULTS OF OPERATIONS (Continued)

Total interest expense on subordinated debentures was $194 in the first three months of 2013 compared to $367 for the same period in 2012. The decrease in expense is due to a contractual change in the interest rate paid on the Company’s $15,000 subordinated debt that was issued in 2007. On December 15, 2012, the fixed rate of 7.96% on the debt converted to a floating rate equal to 3-month LIBOR plus 3.0%. Based on LIBOR rates at March 31, 2013, the rate was 3.28%.

Provisions for Loan Losses

In the first three months of 2013, the Bank recorded a $300 provision for loan loss compared to no provision for loan loss in the same period in 2012. The ratio of allowance for loan losses to gross loans was 3.42% at March 31, 2013 compared to 3.18% at December 31, 2012.

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

Nonperforming loans increased from $34,013 at December 31, 2012 to $38,134 at March 31, 2013. The increase in nonperforming loans is due to an increase in troubled debt restructurings (“TDRs”). Management has been focused on reducing the Bank’s overall level of problem assets. Elimination of those problem assets often requires foreclosure of problem loans, resulting in charge-offs and the balance of the loan moving to ORE. Once the Bank has control of the collateral, it is then able to undertake efforts to liquidate the assets. The ratio of the allowance to nonperforming loans was 26.31% at March 31, 2013, compared to 28.71% at December 31, 2012. The portion of the allowance attributable to impaired loans was $3,275 at March 31, 2013, an increase of $968 from the level at December 31, 2012. Total impaired loans totaled $33,703 at March 31, 2013 compared to $33,555 at December 31, 2012.

The portion of the allowance attributable to historical and environmental factors has decreased since December 31, 2012. Management’s evaluation of the allowance for loan losses, in addition to specific loan allocations, is based on volume of non-impaired loans and changes in credit quality and environmental factors. The balance of non-impaired loans decreased during the first three months of 2013 due to the reduction in gross loans.

The total allowance for loan losses was $10,033 or 3.42% of gross loans at March 31, 2013 compared to $9,767 or 3.18% of gross loans at December 31, 2012. The increase in allowance allocated to impaired loans is due to an increase in specific reserves for three loan relationships that were already classified as impaired.

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

RESULTS OF OPERATIONS (Continued)

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2013 and December 31, 2012, based on the most recent analysis performed, the risk category of loans by segment of loans is as follows:

March 31, 2013	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$7,060	$10,032	$—	$1,032	$—
1-4 Family residential	75,996	16,678	21	10,343	—
Commercial real estate	79,756	12,923	—	7,580	—
Other real estate loans	920	—	—	2,424	—
Commercial, financial and agricultural	20,771	4,142	2	733	—
Consumer	5,164	13	—	257	—
Tax exempt	72	—	—	—	—
Other loans	228	36	—	1	—

Total	$192,067	$43,824	$23	$23,370	$—

December 31, 2012	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$9,390	$10,331	$—	$1,569	$—
1-4 Family residential	75,906	19,296	847	10,196	—
Commercial real estate	85,258	13,740	—	9,651	—
Other real estate loans	961	—	—	2,435	—
Commercial, financial and agricultural	21,754	4,339	—	1,433	—
Consumer	5,404	64	23	216	—
Tax exempt	72	—	—	—	—
Other loans	404	37	—	—	—

Total	$199,149	$47,807	$870	$25,500	$—

RESULTS OF OPERATIONS (Continued)

The table below illustrates changes in the AFLL ratio (the ratio, expressed as a percentage, of the allowance for loan losses to total gross loans) over the past five quarters and the changes in related risk metrics over the same periods:

Quarter Ended	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012
AFLL Ratio	3.42%	3.18%	3.55%	4.25%	5.09%
ASC 450 allowance ratio (1)	2.61%	2.73%	2.74%	2.89%	3.17%
Specifically impaired loans (ASC 310 component)	$3,275	$2,307	$4,029	$6,262	$8,538
Historical and environmental (ASC 450-10 component)	6,758	7,460	7,595	8,409	10,275

Total allowance for loan loss	$10,033	$9,767	$11,624	$14,671	$18,813

Nonperforming loans to gross loans (2)	13.06%	11.08%	15.16%	15.63%	12.59%
Impaired loans to gross loans	11.50%	10.93%	15.30%	15.68%	12.44%
Allowance to nonperforming loans ratio	26.31%	28.71%	23.45%	27.18%	40.41%
Quarter-to-date net charge offs to average gross loans	0.05%	0.50%	0.29%	1.53%	0.17%

(1)	Historical and environmental component as a percentage of non-impaired loans.
(2)	Nonaccrual loans and loans past due 90 or more days still accruing interest, and troubled debt restructurings still accruing interest as a percentage of gross loans.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

The following table presents information regarding loans included as nonaccrual and troubled debt restructurings and the gross income that would have been recorded in the three month periods ended March 31, 2013 and 2012 if the loans had been current:

	Three months ended
	March 31, 2013	March 31, 2012
Nonaccrual interest	$430	$52
Troubled debt restructurings interest	47	54

RESULTS OF OPERATIONS (Continued)

Noninterest Income

Total noninterest income for the first three months of 2013 was $597, a decrease of $1,552, or 72.2% from $2,149 for the same period in 2012. The decrease is primarily due to the gain of $1,466 on the Bank’s sale of its Murfreesboro, Tennessee branch location that occurred during the first three months of 2012. The decrease is also due to a decrease in other service charges, commissions and fees and investment service income.

Other service charges, commissions and fees for the first three months of 2013 was $28, a decrease of $44, or 61.1% from $72 for the same period in 2012. The decrease in other service charges, commissions and fees is a result of a decrease in office building rental income due to the sale of the Bank’s Franklin, Tennessee branch location in December 2012.

Investment service income for the first three months of 2013 was $18, a decrease of $18, or 50.0% from $36 for the same period in 2012. The decrease in investment service income is a result of decreased demand for investment advisory services.

The table below shows noninterest income for the nine month and three month periods ended March 31, 2013 and 2012.

	Three Months Ended March 31,
	2013	2012
Service charge on deposit accounts	$384	$394
Gain on sale of loans	30	42
Gain on sale of branch	—	1,468
Other:
Investment service income	18	36
Check printer income	7	7
Safe deposit box rental	8	8
Credit life insurance commissions	2	1
Bank Owned Life Insurance income	68	72
ATM income	32	32
Other customer fees	13	14
Other equity investment income	7	3
Other service charges, commissions and fees	28	72

Total noninterest income	$597	$2,149

RESULTS OF OPERATIONS (Continued)

Noninterest Expense

Noninterest expense for the first three months of 2013 was $3,462, a decrease of $1,284, or 27.1% from $4,746 for the same period in 2012. The decrease is primarily due to a decrease in other real estate expense, salaries and employee benefits, regulatory and compliance expense and occupancy expense.

Other real estate expense resulted in a net recovery of $26 in the first three months of 2013, a decrease of $723, or 103.7% from $697 for the same period in 2012. The decrease in other real estate expense is primarily due to net gains on sale and increased levels of rental income in the first quarter of 2013.

Salaries and employee benefits expense decreased $250 to $1,652 for the first three months of 2013 compared to $1,902 for the same period in 2012. The reduction in expense is primarily due to the sale of the Bank’s Murfreesboro and Franklin, Tennessee branch locations, and also to management’s decision not to replace positions that became vacant through normal attrition. Further reductions in salaries and employee benefits expense began in the fourth quarter of 2012 resulting from a reduction in workforce implemented in October 2012.

Regulatory and compliance expense totaled $294 in the first three months of 2013, a decrease of $88 or 23% from $382 for the same period in 2012. The decrease is primarily due to a reduction in the Bank’s FDIC insurance expense premium as a result of the decrease in deposits related to the two branch sales.

Occupancy expense totaled $266 in the first three months of 2013, a decrease of $74 or 21.8% from $340 for the same period in 2012. The decrease is primarily due to reductions in building rental expense, property taxes, and utilities due to the sale of the Bank’s two branches during 2012.

RESULTS OF OPERATIONS (Continued)

The table below shows noninterest expense for the three-month periods ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
Salaries and employee benefits	$1,652	1,902
Regulatory and compliance	294	382
Occupancy	266	340
Furniture and equipment	101	139
Data processing fees	263	315
Advertising and public relations	42	40
Operational expense	100	104
Other real estate expense	(26)	697
Other:
Loan expense	42	90
Legal	53	48
Audit and accounting fees	109	123
Postage and freight	64	90
Director expense	56	50
ATM expense	142	128
Amortization of intangible asset	34	53
Insurance expense	97	93
Printing	20	23
Other employee expenses	21	21
Dues & memberships	11	17
Miscellaneous taxes and fees	21	22
Federal Reserve and other bank charges	11	13
Other	89	56

Total noninterest expense	$3,462	$4,746

Income Taxes

The Company recorded no tax expense during the first quarters of 2013 and 2012. During 2010, the Company established a valuation allowance against all of its deferred tax assets and has maintained that valuation allowance through the first three months of 2013. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. Because the Company has recorded a valuation allowance against its deferred tax assets, any deferred tax benefit or expense will be offset by a corresponding increase or decrease, respectively, to the valuation allowance. Until the reversal of the deferred tax valuation allowance, tax benefit or expense from current year operations is expected to be nominal.

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

The Bank’s primary uses of cash are lending to its borrowers and investing in securities and short-term interest-earning assets. During 2012, regular loan repayments outpaced loan demand, resulting in a decrease in gross loans and contributing to the increase in cash and cash equivalents. During the first three months of 2013, this trend continued. Management expects loan demand to modestly improve through the remainder of 2013, which should slow or stop the decline in gross loans. Management anticipates that there will not be significant growth in loans until there are indicators of significant improvements in both the local and national economy, leading customers to begin spending more and resulting in increased demand.

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

The Bank’s Tier 1 capital to Average Assets as of March 31, 2013 was below those that the Bank agreed to achieve by December 31, 2011 under the terms of the Consent Order. Based on March 31, 2013 levels of average assets and risk-weighted assets, the required amount of additional Tier 1 capital necessary for the Bank to meet the requirements of the Consent Order was approximately $6,996.

As of March 31, 2013, we believe that we are in compliance with all provisions of the Consent Order that were required to be completed by March 31, 2013, with the exception of attaining the Tier 1 capital to average assets ratio required by the Consent Order. In accordance with the terms of the Consent Order, management has submitted a capital plan with the objective of attaining the capital ratios required by the Consent Order. The FDIC has accepted the capital plan. In addition to the capital plan, all other plans required by the Consent Order have been prepared and submitted to the FDIC and have been accepted by the FDIC.

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

The Company’s principal source of liquidity for dividend payments is dividends received from the Bank. As a result of its losses in 2011, the Bank is prohibited under applicable Tennessee banking law from declaring dividends, without prior approval from the Department and FDIC. The terms of the Consent Order also prohibit the Bank from paying dividends to the Company without the prior consent of the FDIC and the Department.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company will not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The terms of the Written Agreement, which replaced the board resolution, among other things, similarly prohibit the Company from incurring debt, paying dividends or interest or redeeming shares of its capital stock without the approval of the FRB. The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common or Preferred Stock and the Company’s subsidiary may not pay dividends on the subsidiary’s common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on its Preferred Stock beginning in the second quarter of 2011. At March 31, 2013, the Company has $3,128 of interest accrued for which payment is being deferred. In addition, the Company has accumulated $2,061 in deferred dividends on its preferred stock. The Company’s subsidiary Community First Properties, Inc. suspended payment of its dividends on its preferred stock beginning with the dividend payment due December 31, 2011. At March 31, 2013, Community First Properties, Inc. has $23 of preferred stock dividends accrued for which payment is being deferred. Since the Company has deferred payment of dividends on the Preferred Stock for more than six quarters, the holders of the Preferred Stock now have the right to elect up to two directors to the Company’s board of directors.

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

As of March 31, 2013 all of the plans required to be submitted to the FRB have been submitted and approved. Management believes that the Company is in full compliance with the requirements of the Written Agreement as of March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

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

At March 31, 2013, we had unfunded loan commitments outstanding of $17,924 and unfunded letters of credit of $2,336. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If we needed to fund these outstanding commitments, we have the ability to liquidate federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, we could sell participations in these or other loans to correspondent banks.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

At March 31, 2013 and December 31, 2012, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered “well-capitalized” under the Federal Reserve Board’s prompt corrective action guidelines and the ratios required by the Consent Order were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions		Required by terms of Consent Order with FDIC
March 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$39,260	13.40%	$23,431	8.00%	$29,289	10.00%	$35,146	12.00%
Consolidated	23,339	7.97%	23,433	8.00%	29,291	10.00%	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$35,521	12.13%	$11,715	4.00%	$17,573	6.00%	$29,289	10.00%
Consolidated	13,066	4.46%	11,716	4.00%	17,575	6.00%	N/A	N/A
Tier 1 Capital to average assets
Community First Bank & Trust	$35,521	7.10%	$20,008	4.00%	$25,010	5.00%	$42,517	8.50%
Consolidated	13,066	2.60%	20,085	4.00%	N/A	N/A	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Required by terms of Consent Order with FDIC
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$39,038	12.65%	$24,684	8.00%	$30,854	10.00%	$37,025	12.00%
Consolidated	23,551	7.62%	24,734	8.00%	30,918	10.00%	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$35,108	11.38%	$12,342	4.00%	$18,513	6.00%	$30,854	10.00%
Consolidated	13,076	1.23%	12,367	4.00%	18,551	6.00%	N/A	N/A
Tier 1 Capital to average assets
Community First Bank & Trust	$35,108	6.46%	$21,741	4.00%	$27,176	5.00%	$46,199	8.50%
Consolidated	13,076	2.40%	21,811	4.00%	N/A	N/A	N/A	N/A

At its current capital ratios, the Bank is considered “well capitalized”; however, the Bank will continue to be considered “adequately capitalized” until termination of the Consent Order. The Company’s capital ratios are below what is required to be considered “adequately capitalized”.

Management continually monitors the Bank’s sources and uses of cash in order to plan for future liquidity needs. The Bank’s most potentially volatile funding liabilities include brokered deposits and national market time deposits. The Bank has reduced its reliance on these funding sources during the first three months of 2013 and it continues to do so as part of management’s efforts to utilize the Bank’s excess liquidity. Brokered deposits totaled $5,469 at March 31, 2013 compared to $7,059 at December 31, 2012. National market CDs totaled $35,815 at March 31, 2013 compared to $38,790 at December 31, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management uses a gap simulation model that takes cash flows into consideration. These include mortgage-backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and negotiable order of withdrawal (“NOW”) accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing our pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest-bearing deposits that is actually repriceable within a year. Our cumulative one year gap position at March 31, 2013, was 1.08% of total assets. Our policy states that our one-year cumulative gap should not exceed 15% of total assets.

At March 31, 2013, $284,625 of $499,762 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year totaled $176,563, or 62.3% of total loans, including loans held for sale at March 31, 2013. As of March 31, 2013, we had $200,871 in time deposits maturing or repricing within one year.

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

Although interest rates are currently very low, the Company believes a—200 basis point rate shock is an effective and realistic test since interest rates on many of the Company’s loans still have the ability to decline 200 basis points. For those loans that have floors above the—200 basis point rate shock, the interest rate would be at the floor rate. All deposit account rates would likely fall to their floors under the—200 basis point rate shock as well. This simulation analysis assumes that NOW and savings accounts have a lower correlation to changes in market interest rates than do loans, securities, and time deposits.

March 31, 2013
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in net interest income	3.22%	1.08%	(1.82%)	(5.01%)

December 31, 2012
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in net interest income	3.87%	1.06%	(0.94%)	(2.65%)

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

March 31, 2013
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in equity at risk	3.27%	3.82%	(1.57%)	2.79%

December 31, 2012
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in equity at risk	5.81%	5.34%	(1.34%)	2.54%

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

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As described above, because the Company is currently deferring the payment of interest on its outstanding subordinated debentures, the Company is not currently permitted to pay dividends on its outstanding shares of Senior Preferred or Warrant Preferred stock issued to the U.S. Treasury pursuant to the CPP. The Company has not paid these dividends since the dividend payment on February 15, 2011. The total amount of dividends due but unpaid on the Senior Preferred and Warrant Preferred shares as of the date of this report is $2,061.

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

Community First, Inc.
(Registrant)

May 10, 2013	/s/ Louis E. Holloway
(Date)	Louis E. Holloway,
President and Chief Executive Officer

May 10, 2013	/s/ Jon Thompson
(Date)	Jon Thompson,
Chief Financial Officer