Form 10-Q
period 2013-06-30
COMMUNITY FIRST INC
filed 2013-08-09
CIK 1179500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding (no par value): 3,274,724 shares of common stock, no par value per share, as of August 9, 2013.

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Community First, Inc.

Consolidated Balance Sheets

June 30, 2013 (Unaudited) and December 31, 2012

(amounts in thousands, except share and per share data)
	June 30, 2013	December 31, 2012
Assets
Cash and due from financial institutions	$66,646	$94,877
Time deposits in other financial institutions	1,000	1,000
Securities available for sale, at fair value	66,920	70,180
Loans held for sale, at fair value	—	921
Loans	294,901	306,881
Allowance for loan losses	(9,054)	(9,767)

Net loans	285,847	297,114

Restricted equity securities, at cost	1,727	1,727
Premises and equipment, net	10,413	8,770
Accrued interest receivable	1,201	1,377
Core deposit and customer relationship intangibles, net	1,283	1,352
Other real estate owned, net	18,476	19,769
Bank owned life insurance	9,469	9,331
Other repossessed assets	191	—
Other assets	4,284	4,297

Total Assets	$467,457	$510,715

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$48,468	$47,908
Interest-bearing	377,010	401,038

Total Deposits	425,478	448,946

Federal Home Loan Bank advances	—	13,000
Subordinated debentures	23,000	23,000
Repurchase agreement	—	7,000
Accrued interest payable	4,045	3,628
Other liabilities	6,256	4,805

Total Liabilities	458,779	500,379

Community First, Inc.

Consolidated Balance Sheets

June 30, 2013 and December 31, 2012

(Continued)

(amounts in thousands, except share and per share data)
	(Unaudited) June 30, 2013	December 31, 2012
Shareholders’ Equity

Senior Preferred shares, no par value; 5% cumulative. Authorized 2,500,000 shares; 17,806 issued and outstanding with liquidation value of $19,919 at June 30, 2013 and $19,477 at December 31, 2012.	17,806	17,806

Warrant Preferred shares, no par value; 9% cumulative. 890 issued and outstanding with liquidation value of $1,080 at June 30, 2013 and $1,040 at December 31, 2012.	890	890
Net discount on Preferred shares	(134)	(232)

Total Preferred shares	18,562	18,464

Common stock, no par value. Authorized 10,000,000 shares; 3,274,585 shares issued and outstanding at June 30, 2013 and 3,274,305 shares issued and outstanding at December 31, 2012	28,589	28,588
Accumulated deficit	(36,305)	(36,319)
Accumulated other comprehensive loss, net	(2,168)	(397)

Total Shareholders’ Equity	8,678	10,336

Total Liabilities and Shareholders’ Equity	$467,457	$510,715

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months and Six Months Ended June 30, 2013 and 2012

(Unaudited)

(amounts in thousands, except share and per share data)	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Interest income
Loans, including fees	$8,149	$11,273	$3,960	$5,477
Taxable securities	571	604	273	287
Tax-exempt securities	78	194	34	93
Federal funds sold and other	151	142	74	73

Total interest income	8,949	12,213	4,341	5,930
Interest expense
Deposits	1,748	2,646	837	1,247
FHLB advances and federal funds purchased	108	183	30	90
Subordinated debentures and other	487	854	236	429

Total interest expense	2,343	3,683	1,103	1,766

Net interest income	6,606	8,530	3,238	4,164
Provision for loan losses	300	700	—	700

Net interest income after provision for loan losses	6,306	7,830	3,238	3,464
Noninterest income
Service charges on deposit accounts	832	823	448	429
Gain on sale of loans	49	101	19	59
Gain on sale of securities available for sale	182	529	182	529
Gain on sale of branch	—	1,466	—	—
Other	366	458	183	213

Total noninterest income	1,429	3,377	832	1,230
Noninterest expense
Salaries and employee benefits	3,257	3,708	1,605	1,806
Regulatory and compliance	598	742	304	360
Occupancy	491	638	225	298
Furniture and equipment	204	267	103	128
Data processing fees	522	613	259	298
Advertising and public relations	50	100	8	60
Operational expense	202	202	102	98
Other real estate owned expense	369	1,028	395	331
Other	1,449	1,791	679	964

Total noninterest expenses	7,142	9,089	3,680	4,343

Income before income tax expense	593	2,118	390	351

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months and Six Months Ended June 30, 2013 and 2012

(Unaudited, Continued)

(amounts in thousands, except share and per share data)	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Income tax expense	—	—	—	—

Net income	593	2,118	390	351
Preferred stock dividends declared	(481)	(484)	(242)	(242)
Accretion of preferred stock discount	(98)	(92)	(50)	(47)

Net income available to common shareholders	$14	$1,542	$98	$62

Income per share available to common shareholders
Basic	$0.00	$0.47	$0.03	$0.02
Diluted	0.00	0.47	0.03	0.02
Weighted average common shares outstanding
Basic	3,274,469	3,273,981	3,274,545	3,274,056
Diluted	3,274,469	3,273,981	3,274,545	3,274,056

Comprehensive Income (Loss)
Net income	$593	$2,118	$390	$351
Reclassification adjustment for realized gains included in net income, net of $0 income taxes in 2012	112	326	112	326
Unrealized losses on securities, net of income taxes of $0 in 2013 and $0 in 2012	(1,883)	(885)	(1,694)	(777)

Comprehensive income (loss)	$(1,178)	$1,559	$(1,192)	$(100)

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

Six Months Ended June 30, 2013

(Unaudited)

(amounts in thousands, except share and per share data)
	Common Shares	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Equity

Balance at January 1, 2013	3,274,305	$18,464	$28,588	$(36,319)	$(397)	$10,336
Accretion of discount on preferred stock	—	98	—	(98)	—	—
Sale of shares of common stock	280	—	1	—	—	1
Cash dividends declared on preferred stock	—	—	—	(481)	—	(481)
Net income	—	—	—	593	—	593
Reclassification adjustment for realized gains included in net income, net of $0 income tax	—	—	—	—	112	112
Change in unrealized loss on securities available for sale, net of $0 income tax					(1,883)	(1,883)

Balance at June 30, 2013	3,274,585	$18,562	$28,589	$(36,305)	$(2,168)	$8,678

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2013 and 2012

(Unaudited)

(amounts in thousands, except share and per share data )	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$593	$2,118
Adjustments to reconcile net income to net cash from operating activities
Depreciation	319	387
Amortization on securities, net	202	272
Core deposit intangible amortization	69	105
Provision for loan losses	300	700
Loans originated for sale	(2,585)	(6,332)
Proceeds from sale of loans	3,541	23,473
Gain on sale of loans	(49)	(101)
Decrease in accrued interest receivable	176	363
Increase in accrued interest payable	417	842
Increase in surrender value of bank owned life insurance	(138)	(145)
Gain on sale of securities	(182)	(529)
Loss on disposal of fixed assets	—	16
Gain on sale of branch	—	(1,466)
Net write down of other real estate owned	328	629
Compensation expense under stock based compensation	—	3
Change in other liabilities	812	2,396

Net cash from operating activities	3,803	22,731

Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(2,047)	(2,567)
Other	(14,852)	(15,500)
Sales:
Mortgage-backed securities	3,087	—
Other	588	5,639
Maturities, prepayments, and calls:
Mortgage-backed securities	4,200	3,808
Other	10,493	7,880
Net decrease in loans	8,993	32,946
Proceeds from sales of other real estate owned	2,939	7,259
Decrease in time deposits in other financial institutions	—	(250)
Net cash paid in connection with sale of branch operations	—	(25,691)
Additions to premises and equipment	(1,968)	(241)

Net cash from investing activities	11,433	13,283

Community First, Inc.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2013 and 2012

(Unaudited, Continued)

(amounts in thousands, except share and per share data )	Six Months Ended June 30,
	2013	2012
Cash flows from financing activities
Net decrease in deposits	(23,468)	(9,518)
Payments on Federal Home Loan Bank advances	(13,000)	(3,000)
Payments on repurchase agreements	(7,000)	—
Proceeds from issuance of common stock	1	3

Net cash used in financing activities	(43,467)	(12,515)

Net (decrease) increase in cash and cash equivalents	(28,231)	23,499
Cash and cash equivalents at beginning of period	94,877	76,742

Cash and cash equivalents at end of period	$66,646	$100,241

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$1,926	$2,907
Income taxes paid	—	5
Supplemental noncash disclosures
Transfers from loans to repossessed assets	202	—
Preferred stock dividends declared but not paid	481	484
Transfer to loans from loans held for sale	—	(4,226)
Components of sale of branch operations
Loans sold	—	7,102
Premises and equipment sold	—	81
Accrued interest receivable	—	22
Deposits sold	—	(34,446)
Accrued interest payable	—	(66)

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

(amounts in thousands, except share and per share data)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

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

The unaudited consolidated financial statements as of June 30, 2013 and for the six-month and three-month periods ended June 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the information. They do not include all the information and footnotes required by GAAP for complete financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the 2012 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013 (File No. 000-49966) (the “2012 Form 10-K”).

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

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

A loan is identified as impaired when, based on current information and events, it is probable that the scheduled payments of principal or interest will not be collected when due according to the contractual terms of the loan agreement. However, some loans are termed impaired because of doubt regarding collectability of interest and principal according to the contractual terms, even though such loans are both fully secured by collateral and current in their interest and principal payments. Additionally, loans are considered troubled debt restructurings and classified as impaired if their terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties.

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

Commercial and commercial real estate loans over $100 are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

Real Estate Construction loans consist of loans made for both residential and commercial construction and land development. Residential real estate construction loans are loans secured by real estate to build 1-4 family dwellings. These are loans made to borrowers obtaining loans in their personal name for the personal construction of their own dwellings or loans to builders for the purpose of constructing homes for resale. These loans to builders can be for speculative homes for which there is no specific homeowner for which the home is being built, as well as loans to builders that have a pre-sale contract to another individual.

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

1-4 Family Residential loans consist of both open end and closed end loans secured by first or junior liens on 1-4 family improved residential dwellings. Open end loans are Home Equity Lines of Credit that allow the borrower to use equity in the real estate to borrow and repay as the need arises. First and junior lien residential real estate loans are closed end loans with a specific maturity that generally does not exceed 7 years. Economic conditions can affect the borrower’s ability to repay the loans, and the value of the real estate securing the loans can change over the life of the loan.

Commercial Real Estate loans consist of loans secured by farmland or by improved commercial property. Farmland includes all land known to be used or usable for agricultural purposes, such as crop and livestock production, grazing, or pasture land. Improved commercial property can be owner occupied or non-owner occupied property secured by commercial structures such as churches, retail strip centers, hotels, industrial warehouses or office buildings. The repayment of these loans tends to depend upon the operation and management of a business or lease income from a business, and therefore adverse economic conditions can affect the ability to repay.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

Consumer loans consist largely of loans extended to individuals for purposes such as to purchase a vehicle or other consumer goods. These loans are not secured by real estate but are frequently collateralized by the consumer items being acquired with the loan proceeds. This type of collateral tends to depreciate, and therefore the term of the loan is tailored to fit the expected value of the collateral as it depreciates, along with specific underwriting policies and guidelines.

Tax Exempt loans consist of loans that are extended to entities such as municipalities. These loans tend to be dependent on the ability of the borrowing entity to continue to collect taxes to repay the indebtedness.

Other Loans consist of those loans which are not elsewhere classified in these categories and are not secured by real estate.

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS

Although the Company reported net income in 2012 and for the first six months of 2013, the Company reported losses for each year from 2008 to 2011. The losses incurred by the Company were primarily the result of the economic recession that began in 2008 and the continued impacts of that recession and the resulting sluggish economic conditions. The Bank is a community bank that focuses heavily on commercial and residential development lending. As a result of the collapse of the housing market, many developments stalled, resulting in developers no longer being able to meet their payment obligations to the Bank. Also, during this time, market values for existing real estate properties decreased, which jeopardized the collateral securing the loans made by the Bank. The losses incurred by the Bank and the Company have contributed to both the Bank and the Company being subject to additional regulatory scrutiny and increased supervisory actions by regulators.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

Prompt corrective action regulations classify banks into one of five capital categories depending on how well they meet their minimum capital requirements. Although these terms are not used to represent the overall financial condition of a bank, the classifications are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. If adequately capitalized or worse, or subject to a written agreement, consent order, or cease and desist order requiring higher minimum capital levels as the Bank is, regulatory approval is required for the Bank to accept, renew or rollover brokered deposits. If a bank is classified as undercapitalized or worse, its capital distributions are restricted, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2013, the Bank’s capital ratios were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action and all ratios, with the exception of Tier 1 to Average Assets, were above those levels required by the Consent Order (as defined below). The Company’s capital ratios are below what is required to be considered “adequately capitalized” under the regulatory framework. Two of the three capital ratios were considered “adequate”; however, the Tier 1 Capital to average assets ratio was below the requirements to be considered “adequate”, which prohibits the Company from being “adequately capitalized”.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

In addition, under the terms of the Written Agreement, the Company has agreed to, among other things:

•	Refrain from declaring or paying any dividends without prior approval of the FRB;

•	Not directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank without prior approval;

•	Not (along with the Company’s non-bank subsidiary) make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior approval;

•	Not (along with the Company’s non-bank subsidiaries) directly or indirectly incur, increase, or guarantee any debt without prior approval; and

•	Not directly or indirectly purchase or redeem any shares of its stock without prior approval.

As of June 30, 2013, all of the plans required to be submitted to the FRB have been submitted and approved. Management believes that the Company is in full compliance with the requirements of the Written Agreement as of June 30, 2013.

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company would not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The terms of the Written Agreement, which replaced the board resolution, among other things, similarly prohibit the Company from incurring debt, paying dividends or interest or redeeming shares of its capital stock. The Company requested permission to make dividend payments on its outstanding preferred stock (the “Preferred Stock”) and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the Preferred Stock dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three issuances of subordinated debentures during the first quarter of 2011.

The Company has the right to defer the payment of interest on its subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common or preferred stock, and the Company’s subsidiaries may not pay dividends on the subsidiaries’ common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the Preferred Stock beginning in the second quarter of 2011.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

Consequently, at June 30, 2013, the Company had $3,326 of interest accrued on its subordinated debentures for which payment is being deferred. In addition, the Company had accumulated $2,303 in deferred dividends on the shares of Preferred Stock it had sold to the United States Department of the Treasury (the “U.S. Treasury”) under the TARP Capital Purchase Program (the “CPP”). Under the terms of the CPP, failure to pay dividends for six dividend periods triggers the U.S. Treasury’s right to elect two directors to an institution’s board. Since the Company has deferred payment of dividends on its Preferred Stock for more than six quarters, the U.S. Treasury now has the right to elect up to two directors to the Company’s board of directors.

Similarly, the sole subsidiary of the Bank, Community First Properties, Inc., also suspended the payment of dividends on its preferred stock beginning with the dividend payment due on December 31, 2011. At June 30, 2013, Community First Properties, Inc. had $31 of preferred stock dividends accrued for which payment is being deferred.

On September 20, 2011, the Bank consented to the issuance of a consent order (the “Consent Order”) by the Federal Deposit Insurance Corporation (the “FDIC”). The Consent Order requires the Bank to attain and achieve regulatory capital ratios higher than those required by regulatory standards, improve, among other things, its processes for identifying and classifying problem loans, and improve its overall profitability. The Consent Order required the Bank to formulate written plans detailing how the Bank would achieve such requirements. The Bank has prepared and submitted all of the required plans to the FDIC and the FDIC has approved those plans as written. In addition, the terms of the Consent Order require the Bank to provide quarterly progress reports to the FDIC. On March 14, 2013, the Bank entered into a written agreement with the Tennessee Department of Financial Institutions (the “Department”), the terms of which are substantially the same as those of the Consent Order, including required minimum levels of capital that the Bank must maintain.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

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

The Consent Order includes time frames to implement the foregoing and on-going compliance requirements for the Bank, such as quarterly progress reports to its regulators. At June 30, 2013, the Bank’s regulatory capital ratios, with the exception of Tier 1 to Average Assets, met the minimum regulatory capital ratios proscribed by the Consent Order. In accordance with the terms of the Consent Order, management has prepared and submitted a capital plan with the objective of attaining the capital ratios required by the Consent Order. In addition to the capital ratios, the Bank is also not compliant with the portion of the Consent Order requiring reductions in loan concentrations. Management has submitted a written plan to the FDIC to bring the Bank into compliance with the loan concentration component of the Consent Order, and that plan was approved by the FDIC.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements described above. As a result of its losses in 2011, the Bank is prohibited under applicable Tennessee law from declaring dividends without prior approval from the Department. The terms of the Consent Order with the FDIC and the written agreement with the Department also prohibit the Bank from paying dividends to the Company without prior approval from the FDIC and the Department. The Company is also restricted in the types and amounts of dividends it can pay because of its participation in the CPP and by the terms of the Written Agreement, which prohibits the Company from paying interest or dividends (including interest on the Company’s subordinated debentures and dividends on the Company’s Preferred Stock) without the FRB’s prior approval.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

Bank holding companies and banks are subject to various regulatory capital requirements administered by State and Federal banking agencies. The Company’s and the Bank’s capital amounts and ratios at June 30, 2013 and December 31, 2012, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions		Required by terms of Consent Order with FDIC
June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$39,893	13.50%	$23,636	8.00%	$29,545	10.00%	$35,454	12.00%
Consolidated	23,705	8.02%	23,648	8.00%	29,560	10.00%	N/A	N/A

Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$36,134	12.23%	$11,818	4.00%	$17,727	6.00%	$29,545	10.00%
Consolidated	13,296	4.50%	11,824	4.00%	17,736	6.00%	N/A	N/A

Tier 1 Capital to average assets
Community First Bank & Trust	$36,134	7.45%	$19,409	4.00%	$24,262	5.00%	$41,245	8.50%
Consolidated	13,296	2.73%	19,491	4.00%	N/A	N/A	N/A	N/A

December 31, 2012
Total Capital to risk weighted assets
Community First Bank & Trust	$39,038	12.65%	$24,684	8.00%	$30,854	10.00%	$37,025	12.00%
Consolidated	23,551	7.62%	24,734	8.00%	30,918	10.00%	N/A	N/A

Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$35,108	11.38%	$12,342	4.00%	$18,513	6.00%	$30,854	10.00%
Consolidated	13,076	4.23%	12,367	4.00%	18,551	6.00%	N/A	N/A

Tier 1 Capital to average assets
Community First Bank & Trust	$35,108	6.46%	$21,741	4.00%	$27,176	5.00%	$46,199	8.50%
Consolidated	13,076	2.40%	21,811	4.00%	N/A	N/A	N/A	N/A

The sales of the Bank’s Murfreesboro, Tennessee branch location, on March 30, 2012, and Franklin, Tennessee branch location, on December 7, 2012, resulted in gains of $1,466 and $2,601, respectively. These gains contributed to the improvement in the Bank’s capital in 2012. However, despite the improvement, the Bank’s Tier 1 to Average Assets ratio as of June 30, 2013 was below what the Bank agreed to achieve under the terms of the Consent Order. Based on June 30, 2013 levels of average assets and risk-weighted assets, the required amount of additional Tier 1 capital necessary to meet the requirements of the Consent Order was approximately $5,100. The Bank’s capital ratios at June 30, 2013 were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action. The existence of the Consent Order requires regulators to continue to classify the Bank as “adequately capitalized” even though the capital levels would qualify as “well capitalized” if the Consent Order were not in place.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

The Company’s capital levels at June 30, 2013 were below those required to be considered “adequately capitalized” under applicable regulations. Two of the three capital ratios were considered “adequate”; however, the Tier 1 Capital to average assets ratio was below the requirements to be considered “adequate”, which prohibits the Company from being considered “adequately capitalized”.

Management’s Plans

The Company is currently considering various options to increase capital levels at the Company and the Bank, including the sale of common or preferred stock of the Company or other assets, or alternatively the sale of the Company. Because the Company does not have cash available to contribute to the Bank in an amount sufficient to enable the Bank to achieve the capital levels it committed to maintain in the Consent Order, the Company will continue to seek additional alternatives to raise capital in order to assist the Bank in meeting its required capital levels under the Consent Order and the Company in meeting its required capital levels under the Written Agreement. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company. If a change in control was deemed to have occurred, certain IRS regulations related to the preservation of net operating loss carryforwards could subject the Company to risk of forfeiture of these tax benefits. The loss of these tax benefits would not cause the Company to recognize a direct reduction in cash, but rather would eliminate the tax benefits that the Company would otherwise be able to utilize to offset future year’s profits, if any, to reduce the Company’s tax liabilities. Continued failure by the Bank or the Company to comply with the terms of the Consent Order, the Written Agreement or the written agreement that the Bank has entered into with the Department, as applicable, may result in additional adverse regulatory action.

NOTE 3 – BRANCH DIVESTITURES

In an effort to comply with the capital requirements set forth in the Consent Order described in Note 2, in 2012 the Bank sold two of its branches that were located on the outer limits of its geographic footprint and returned focus to the Bank’s core markets. The branch sales improved the Bank’s capital ratios and concentration levels, both of which are specific requirements of the Consent Order.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at June 30, 2013 and December 31, 2012 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), net of applicable income taxes:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2013
U.S. Government sponsored entities	$36,603	$2	$(831)	$35,774
Mortgage-backed (residential)	25,783	546	(300)	26,029
State and municipal	4,024	106	—	4,130
Corporate	1,000	—	(13)	987

Total	$67,410	$654	$(1,144)	$66,920

December 31, 2012
U.S. Government sponsored entities	$30,750	$17	$(49)	$30,718
Mortgage-backed (residential)	31,673	1,105	—	32,778
State and municipal	5,477	220	—	5,697
Corporate	1,000	—	(13)	987

Total	$68,900	$1,342	$(62)	$70,180

The proceeds from sales of securities and the associated gains and losses are listed below:

	Six months ended June 30,
	2013	2012
Proceeds	$3,675	$5,639
Gross gains	182	529
Gross losses	—	—

The amortized cost and fair value of the securities portfolio are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage backed securities are presented separately due to varying maturity dates as a result of prepayments.

	June 30, 2013
	Amortized Cost	Fair Value
Due in one year or less	$215	$217
Due after one through five years	14,686	14,561
Due after five through ten years	22,314	21,757
Due after ten years	4,412	4,356
Mortgage backed (residential)	25,783	26,029

Total	$67,410	$66,920

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 4 – SECURITIES AVAILABLE FOR SALE (Continued)

At June 30, 2013 and December 31, 2012, respectively, securities totaling $42,634 and $49,272 were pledged to secure public deposits and, in the case of December 31, 2012, repurchase agreements.

At June 30, 2013, the Company held securities issued by the following entity, other than U.S. Government Sponsored entities, for which the aggregate face amount of investments is greater than 10% of the Company’s shareholders’ equity as of June 30, 2013:

Type	Issuer	Face Value	Fair Value	% of Capital

Corporate	United Community Banks, Inc.	$1,000	$987	11.52%

At December 31, 2012, the Company held no securities for which the aggregate face amount of investments is greater than 10% of shareholders’ equity as of December 31, 2012.

The following table summarizes securities with unrealized losses at June 30, 2013 and December 31, 2012 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2013
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government sponsored entities	$31,772	$(831)	$—	$—	$31,772	$(831)

Mortgage backed (residential)	11,611	(300)	—	—	11,611	(300)

Corporate	—	—	987	(13)	987	(13)

Total temporarily impaired	$43,383	$(1,131)	$987	$(13)	$44,370	$(1,144)

	Less than 12 Months		12 Months or More		Total
December 31, 2012
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government sponsored entities	$13,701	$(49)	$—	$—	$13,701	$(49)
Corporate	—	—	987	(13)	987	(13)

Total temporarily impaired	$13,701	$(49)	$987	$(13)	$14,688	$(62)

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 4 – SECURITIES AVAILABLE FOR SALE (Continued)

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

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in accumulated other comprehensive income becomes the new amortized cost basis of the investment.

As of June 30, 2013, the Company’s securities portfolio consisted of 100 securities, 50 of which were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at June 30, 2013.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 4 – SECURITIES AVAILABLE FOR SALE (Continued)

The table below presents a rollforward for the three-month and six-month periods ended June 30, 2013 and 2012 of the credit losses recognized in earnings:

	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012

Beginning Balance	$6,338	$6,338	$6,338	$6,338
Additions for credit losses on securities for which no previous other-than-temporary impairment was recognized	—	—	—	—
Reduction for credit losses on securities for which no recovery has been received and for which no recovery is expected	(6,338)	—	(6,338)	—

Ending Balance	$—	$6,338	$—	$6,338

During the second quarter of 2013, the Company wrote off two securities for which previous other than temporary losses had been recognized. Both of the securities written off were trust preferred securities issued by financial institutions that have failed and are no longer in existence. Management does not anticipate that the Company will recover any of the charged off balances in the future.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Loans Held for Sale: Generally, the fair value of loans held for sale is based on what secondary markets are currently offering for loans with similar characteristics or based on an agreed upon sales price with third party investors and typically result in a Level 2 classification of the inputs for determining fair value.

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

Other Real Estate Owned: Real estate acquired through foreclosure on a loan or by surrender of the real estate in lieu of foreclosure is called “OREO”. OREO is initially recorded at the fair value of the property less estimated costs to sell, which establishes a new cost basis. OREO is subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Valuation adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Valuation adjustments are also required when the listing price to sell an OREO property has had to be reduced below the current carrying value. If there is a decrease in the fair value of the property from the last valuation, the decrease in value is charged to noninterest expense. All income produced from, changes in fair values in, and gains and losses on OREOs is also included in noninterest expense. During the time the property is held, all related operating and maintenance costs are expensed as incurred.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 5 - FAIR VALUE (Continued)

Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements at June 30, 2013 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. government sponsored entities	$35,774	$35,774	$—
Mortgage-backed (residential)	26,029	26,029	—
State and municipal	4,130	4,023	107
Corporate	987	—	987

Total available for sale securities	66,920	65,826	1,094
Loans held for sale	—	—	—

		Fair Value Measurements at December 31, 2012 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. government sponsored entities	$30,718	$30,718	$—
Mortgage-backed (residential)	32,778	32,778	—
State and municipal	5,697	5,589	108
Corporate	987	—	987

Total available for sale securities	70,180	69,085	1,095
Loans held for sale	921	921	—

There were no transfers among fair value pricing levels during the six months ended June 30, 2013 and 2012.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six month and three month periods ended June 30, 2013 and 2012:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) Corporate Securities
	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
Beginning balance	$987	$968	$989	$977
Change in fair value	—	9	(2)	—

Ending balance	$987	$977	$987	$977

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) State and County Municipal Securities
	Six months ended June 30,		Three months ended June 30,
	2013	2012	2013	2012
Beginning balance	$108	$4,427	$108	$4,467
Securities sold	—	(3,364)	—	(3,364)
Change in fair value	(1)	49	(1)	9

Ending balance	$107	$1,112	$107	$1,112

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	June 30, 2013
	Carrying Value	Fair Value Measurements using other significant unobservable inputs (Level 3)
Assets:
Impaired loans:
Real estate construction	$6,185	$6,185
1-4 Family residential	4,952	4,952
Commercial real estate	3,062	3,062
Commercial, financial and agricultural	285	285
Other loans	1,153	1,153

Total impaired loans	15,637	15,637
Other real estate owned:
Construction and development	6,018	6,018
1-4 Family residential	195	195
Non-farm, non-residential	2,767	2,767

Total other real estate owned	8,980	8,980

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

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

Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $18,704, with a valuation allowance of $3,067, resulting in an additional provision for loan losses of $262 for the six-month period ended June 30, 2013, compared to an additional provision of $700 in the first six months of 2012. Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $15,840, with a valuation allowance of $1,566, resulting in an additional provision for loan losses of $1,306 for the year ended December 31, 2012.

Other real estate owned, measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $8,980, which is made up of the outstanding balance of $10,913, net of a valuation allowance of $1,933 at June 30, 2013, resulting in a write-down of $384 charged to expense in the six months ended June 30, 2013, compared to a write-down of $77 charged to expense in the first six months of 2012. Net carrying amount was $6,378 at December 31, 2012, which was made up of the outstanding balance of $8,010, net of a valuation allowance of $1,632.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments at fair value on a non-recurring basis at June 30, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (1)
Impaired Loans:
Real estate construction	$6,185	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (21.0%) (8.9%)
1-4 Family residential	4,952	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (0.0%) (0.0%)
Commercial real estate	3,062	Sales comparison approach	Adjustment for differences between the comparable sales	(9.0%) - (9.0%) (9.0%)
Commercial, financial and agricultural	285	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (0.0%) (0.0%)
Other loans	1,153	Sales comparison approach	Adjustment for differences between the comparable sales	(10.0%) – (17.0%) (11.4%)
Other real estate owned:
Construction and development	6,018	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (22.0%) (3.4%)
1-4 Family residential	195	Sales comparison approach	Adjustment for differences between the comparable sales	(7.5%) - (10.0%) (8.9%)
Non-farm, non-residential	2,767	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (0.0%) (0.0%)

(1)	The range presented in the table reflects the discounts applied by the independent appraiser in arriving at their conclusion of market value. Management applies an additional 15% discount to the appraiser’s conclusion of market value to arrive at fair value.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Carrying amount and estimated fair values of significant financial instruments at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$66,646	$66,646	$66,646	$—	$—
Time deposits in other financial institutions	1,000	1,006	—	1,006	—
Securities available for sale	66,920	66,920	—	65,826	1,094
Loans held for sale, at fair value	—	—	—	—	—
Loans, net of allowance	285,847	285,317	—	—	285,317
Restricted equity securities	1,727	NA	NA	NA	NA
Accrued interest receivable	1,201	1,201	5	252	944
Financial liabilities
Deposits with stated maturities	262,944	264,293	—	264,293	—
Deposits without stated maturity	162,534	162,534	162,534	—	—
Accrued interest payable	4,045	4,045	4	715	3,326
Subordinated debentures	23,000	11,500	—	—	11,500

	December 31, 2012
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$94,877	$94,877	$94,877	$—	$—
Time deposits in other financial institutions	1,000	1,000	—	1,000	—
Securities available for sale	70,180	70,180	—	69,085	1,095
Loans held for sale, at fair value	921	921	—	921	—
Loans, net of allowance	297,114	299,039	—	—	299,039
Restricted equity securities	1,727	NA	NA	NA	NA
Accrued interest receivable	1,377	1,377	8	255	1,114
Financial liabilities
Deposits with stated maturities	280,024	280,422	—	280,422	—
Deposits without stated maturity	168,922	168,922	168,922	—	—
Accrued interest payable	3,628	3,628	3	692	2,933
Repurchase agreements	7,000	7,046	—	—	7,046
Federal Home Loan Bank advances	13,000	13,096	—	13,096	—
Subordinated debentures	23,000	12,500	—	—	12,500

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

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

NOTE 6 – LOANS

Loans outstanding by category at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2012
Real estate construction:
Residential construction	$8,105	$9,485
Other construction	25,697	27,163
1-4 Family residential:
Revolving, open ended	23,629	25,111
First liens	86,704	84,555
Junior liens	2,479	3,268
Commercial real estate:
Farmland	8,197	7,670
Owner occupied	39,610	39,541
Non-owner occupied	62,811	68,381
Other real estate secured loans	5,636	5,726
Commercial, financial and agricultural:
Agricultural	652	928
Commercial and industrial	23,872	26,980
Consumer	5,327	5,707
Tax exempt	72	72
Other	2,110	2,294

	$294,901	$306,881

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 6 – LOANS (Continued)

The following tables present activity in allowance for loan losses and the outstanding loan balance by portfolio segment and are based on impairment methods as of June 30, 2013 and 2012. The balances for “recorded investment” in the following tables related to credit quality do not include approximately $925, $1,447 and $1,520 in accrued interest receivable at June 30, 2013, June 30, 2012 and December 31, 2012, respectively. Accrued interest receivable is a component of the Company’s recorded investment in loans.

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Six months ended June 30, 2013
Activity in the allowance for loan losses:
Beginning Balance	$1,938	$4,133	$1,514	$226	$994	$14	$—	$368	$580	$9,767
Charge-offs	—	(706)	(2)	—	(449)	(4)	—	(33)	—	(1,194)
Recoveries	3	60	21	—	76	6	—	15	—	181
Provision	(432)	84	483	(144)	3	8	—	353	(55)	300

Total ending allowance balance	$1,509	$3,571	$2,016	$82	$624	$24	$—	$703	$525	$9,054

Six months ended June 30, 2012
Activity in the allowance for loan losses:
Beginning Balance	$4,809	$5,564	$3,505	$244	$1,394	$84	$—	$3,337	$609	$19,546
Charge-offs	(689)	(1,110)	(833)	—	(128)	(99)	—	(3,379)	—	(6,238)
Recoveries	30	187	77	—	28	5	—	9	—	336
Provision	(204)	412	(92)	31	(75)	54	—	561	13	700
Transfers due to potential branch sale	52	163	17	—	77	—	—	—	—	309
Transfers due to completed branch sale	2	15	—	—	1	—	—	—	—	18

Total ending allowance balance	$4,000	$5,231	$2,674	$275	$1,297	$44	$—	$528	$622	$14,671

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 6 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Three months ended June 30, 2013
Activity in the allowance for loan losses:
Beginning Balance	$1,805	$4,417	$1,458	$200	$958	$14	$—	$603	$578	$10,033
Charge-offs	—	(651)	(2)	—	(353)	(1)	—	(24)	—	(1,031)
Recoveries	—	4	13	—	25	1	—	9	—	52
Provision	(296)	(199)	547	(118)	(6)	10	—	115	(53)	—

Total ending allowance balance	$1,509	$3,571	$2,016	$82	$624	$24	$—	$703	$525	$9,054

Three months ended June 30, 2012
Activity in the allowance for loan losses:
Beginning Balance	$4,351	$5,713	$3,022	$277	$1,419	$69	$—	$3,337	$625	$18,813
Charge-offs	(653)	(681)	(622)	—	(33)	(74)	—	(3,379)	—	(5,442)
Recoveries	23	180	77	—	2	—	—	9	—	291
Provision	227	(144)	180	(2)	(168)	49	—	561	(3)	700
Transfers due to completed branch sale	52	163	17	—	77	—	—	—	—	309

Total ending allowance balance	$4,000	$5,231	$2,674	$275	$1,297	$44	$—	$528	$622	$14,671

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 6 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total

Ending allowance balance attributable to loans at June 30, 2013:
Individually evaluated for impairment	$724	$558	$901	$—	$186	$—	$—	$700	$—	$3,069
Collectively evaluated for Impairment	785	3,013	1,115	82	438	24	—	3	525	5,985

Total ending allowance balance	$1,509	$3,571	$2,016	$82	$624	$24	$—	$703	$525	$9,054

Ending allowance balance attributable to loans at December 31, 2012:

Individually evaluated for impairment	$951	$593	$318	$70	$12	$—	$—	$363	$—	$2,307
Collectively evaluated for Impairment	987	3,540	1,196	156	982	14	—	5	580	7,460

Total ending allowance balance	$1,938	$4,133	$1,514	$226	$994	$14	$—	$368	$580	$9,767

Loans at June 30, 2013:
Individually evaluated for impairment	$14,198	$7,435	$5,215	$122	$473	$16	$—	$1,853		$29,312
Collectively evaluated for impairment	19,604	105,377	105,403	5,514	24,051	5,311	72	257		265,589

Total loans balance	$33,802	$112,812	$110,618	$5,636	$24,524	$5,327	$72	$2,110		$294,901

Loans at December 31, 2012:
Individually evaluated for impairment	$15,358	$6,689	$6,943	$2,330	$382	$—	$—	$1,853		$33,555
Collectively evaluated for impairment	21,290	106,245	108,649	3,396	27,526	5,707	72	441		273,326

Total loans balance	$36,648	$112,934	$115,592	$5,726	$27,908	$5,707	$72	$2,294		$306,881

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 6 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the six months ended June 30, 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$—	$—	$—	$843	$—	$—
Other construction	7,262	7,262	—	7,821	15	15
1-4 Family residential:
Revolving, open ended	598	598	—	213	1	7
First liens	1,251	1,251	—	1,918	15	18
Junior liens	57	57	—	66	2	2
Commercial real estate:
Owner occupied	1,094	1,094	—	1,096	23	25
Non-owner occupied	—	—	—	1,371	—	—
Other real estate loans	122	122	—	124	—	—
Commercial, financial and agricultural:
Commercial and industrial	32	21	—	124	1	1
Consumer	1	1	—	—	—	—

Total with no related allowance recorded	10,417	10,406	—	13,576	57	68

With an allowance recorded:
Real estate construction:
Residential construction	2,898	2,898	268	2,968	—	—
Other construction	5,994	4,038	456	3,046	19	19
1-4 Family residential:
Revolving, open ended	180	180	132	443	1	3
First Liens	5,349	5,349	426	4,897	91	82
Junior Liens	—	—	—	116	—	—
Commercial real estate:
Owner occupied	1,864	1,864	280	1,867	64	69
Non-owner occupied	2,256	2,257	621	1,512	70	70
Other real estate loans	—	—	—	1,466	—	—
Commercial, financial and agricultural:
Agricultural	2	1	—	1	—	—
Commercial and industrial	451	451	186	440	—	—
Consumer	15	15	—	5	—	—
Other loans	6,227	1,853	700	1,853	—	—

Total with an allocated allowance recorded	25,236	18,906	3,068	18,614	245	243

Total	$35,653	$29,312	$3,069	$32,190	$302	$311

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 6 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the three months ended June 30, 2013:

	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$357	$(8)	$(8)
Other construction	6,907	15	15
1-4 Family residential:
Revolving, open ended	319	1	7
First liens	1,655	3	7
Junior liens	62	1	1
Commercial real estate:
Owner occupied	1,095	11	11
Non-owner occupied	1,061	(32)	(32)
Other real estate loans	124	—	—
Commercial, financial and agricultural:
Commercial and industrial	14	1	1
Consumer	1	—	—

Total with no related allowance recorded	11,595	(8)	2

With an allowance recorded:
Real estate construction:
Residential construction	3,011	(11)	(11)
Other construction	4,063	6	6
1-4 Family residential:
Revolving, open ended	378	—	2
First Liens	5,680	54	55
Junior Liens	42	(1)	(1)
Commercial real estate:
Owner occupied	1,940	29	31
Non-owner occupied	1,203	67	67
Other real estate loans	1,097	(35)	(36)
Commercial, financial and agricultural:
Agricultural	1	—	—
Commercial and industrial	641	25	—
Consumer	8	—	—
Other loans	1,853	—	—

Total with an allocated allowance recorded	19,917	134	113

Total	$31,512	$126	$115

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 6 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the six months ended June 30, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$3,918	$1,105	$—	$3,513	$—	$—
Other construction	10,889	9,405	—	8,770	1	8
1-4 Family residential:
Revolving, open ended	—	—	—	—	—	—
First liens	3,810	3,808	—	4,650	64	73
Junior liens	—	—	—	—	—	—
Commercial real estate:
Farmland	485	234	—	234	—	—
Owner occupied	1,445	1,445	—	847	25	23
Non-owner occupied	2,155	2,155	—	1,560	65	66
Other real estate secured loans
Commercial, financial and agricultural:
Commercial and industrial	—	—	—	94	—	—
Consumer	3	2	—	19	—	—
Other Loans	1,468	1,247	—	905	—	—

Total with no related allowance recorded	24,173	19,401	—	20,592	155	170

With an allowance recorded:
Real estate construction:
Residential construction	4,682	4,567	682	2,137	75	89
Other construction	5,665	5,665	2,477	5,141	(8)	13
1-4 Family residential:
Revolving, open ended	699	699	244	630	(1)	5
First Liens	4,185	4,185	685	2,944	131	128
Junior Liens	—	—	—	179	—	—
Commercial real estate:
Farmland	—	—	—	—	—	—
Owner occupied	—	—	—	692	—	—
Non-owner occupied	13,970	13,970	1,445	7,784	441	493
Other real estate secured loans	2,218	2,218	72	2,223	69	74
Commercial, financial and agricultural:
Commercial and industrial	307	307	140	226	1	2
Consumer	17	17	17	102	—	—
Other loans	6,227	3,093	500	5,673	—	—

Total with an allocated allowance recorded	37,970	34,721	6,262	27,731	708	804

Total	$62,143	$54,122	$6,262	$48,323	$863	$974

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 6 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the three months ended June 30, 2012:

	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$2,853	$—	$—
Other construction	9,590	1	8
1-4 Family residential:
Revolving, open ended	—	—	—
First liens	3,650	49	38
Junior liens	—	—	—
Commercial real estate:
Farmland	234	—	—
Owner occupied	1,271	13	12
Non-owner occupied	2,249	30	32
Other real estate secured loans
Commercial, financial and agricultural:
Commercial and industrial	71	—	—
Consumer	29	(1)	—
Other Loans	624	—	—

Total with no related allowance recorded	20,571	92	90

With an allowance recorded:
Real estate construction:
Residential construction	2,855	69	82
Other construction	5,595	11	13
1-4 Family residential:
Revolving, open ended	935	11	5
First Liens	2,914	110	106
Junior Liens	55	(1)	—
Commercial real estate:
Farmland	—	—	—
Owner occupied	396	(2)	—
Non-owner occupied	8,785	428	459
Other real estate secured loans	2,221	35	39
Commercial, financial and agricultural:
Commercial and industrial	269	2	2
Consumer	69	(1)	—
Other loans	5,395	—	—

Total with an allocated allowance recorded	29,489	662	706

Total	$50,060	$754	$796

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 6 – LOANS (Continued)

Troubled Debt Restructurings

The Company has $26,485 of loans with allocated specific reserves of $2,399 to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2013 compared to $28,451 with allocated specific reserves of $1,596 at December 31, 2012. The Company lost $85 and $134 of interest income in the six months and $38 and $80 of interest income in the three months ended June 30, 2013 and 2012, respectively, that would have been recorded in interest income if the specific loans had not been restructured. The Bank had no commitments to lend additional funds to loans classified as troubled debt restructurings at June 30, 2013 or December 31, 2012.

During the first six months of 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or granting of amortization terms for balloon notes that are longer than the Bank’s typical practice.

Modifications involving a reduction of the stated interest rate and extension of the maturity date of the loan were for periods ranging from six months to two years.

Loans classified as troubled debt restructurings are included in impaired loans.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 6 – LOANS (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the first six months of 2013 and 2012:

June 30, 2013	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate construction:
Other construction	3	$1,365	$1,365
1-4 Family residential:
Revolving, open ended	1	6	6
First liens	5	5,515	5,515
Commercial real estate:
Owner occupied	1	162	162
Commercial, financial and agricultural
Agricultural	1	1	1
Commercial and industrial	2	21	21
Consumer	5	16	16

Total	18	$7,086	$7,086

June 30, 2012
Real estate construction:
Residential construction	1	$737	$737
Other construction	2	6,552	6,552
1-4 Family residential:
First liens	15	6,062	6,062
Junior liens	1	9	9
Commercial real estate:
Owner occupied	1	1,097	1,097
Non-owner occupied	4	13,971	13,971
Other real estate secured loans	3	1,246	1,246

Total	27	$29,674	$29,674

Troubled debt restructurings described above had an outstanding balance of $6,918 at June 30, 2013 and increased the allowance for loan losses by $38 during the first six months of 2013. Troubled debt restructurings still accruing interest totaled $11,281 and $9,038 at June 30, 2013 and December 31, 2012, respectively.

A loan is considered to be in payment default once it is more than 90 days contractually past due under the modified terms. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the first six months of 2013 or 2012.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 6 – LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing by class of loans as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Nonaccrual	Loans past due over 90 days still accruing	Nonaccrual	Loans past due over 90 days still accruing
Real estate construction:
Residential construction	$2,897	$—	$3,976	$—
Other construction	13,163	—	10,507	—
1-4 Family residential:
Revolving, open ended	678	—	616	—
First Liens	1,334	—	4,396	—
Junior Liens	57	—	74	—
Commercial real estate:
Farmland	—	—	1,304	—
Owner occupied	—	—	54	—
Non-owner occupied	359	—	1,775	—
Other real estate loans	122	—	126	—
Commercial, financial and agricultural:
Agricultural	—	—	—	—
Commercial and industrial	4,532	—	282	—
Consumer	—	—	12	—
Other loans	1,853	—	1,853	—

Total	$24,995	$—	$24,975	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 6 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans, including nonaccrual loans as of June 30, 2013 and December 31, 2012 by class of loans:

June 30, 2013	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real estate construction:
Residential construction	$2,421	$—	$—	$2,421	$5,684	$8,105
Other construction	—	—	4,090	4,090	21,607	25,697
1-4 Family residential:
Revolving, open ended	186	37	678	901	22,728	23,629
First Liens	1,492	106	629	2,227	84,477	86,704
Junior Liens	—	—	—	—	2,479	2,479
Commercial real estate:
Farmland	—	—	—	—	8,197	8,197
Owner occupied	324	—	—	324	39,286	39,610
Non-owner occupied	269	164	359	792	62,019	62,811
Other real estate secured loans	254	—	—	254	5,382	5,636
Commercial, financial and agricultural:
Agricultural	—	—	—	—	652	652
Commercial and industrial	—	—	4,532	4,532	19,340	23,872
Consumer	27	4	—	31	5,296	5,327
Tax exempt	—	—	—	—	72	72
Other loans	6	2	1,853	1,861	249	2,110

Total	$4,979	$313	$12,141	$17,433	$277,468	$294,901

December 31, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real estate construction:
Residential construction	$—	$—	$825	$825	$8,660	$9,485
Other construction	86	12	1,359	1,457	25,706	27,163
1-4 Family residential:
Revolving, open ended	695	57	616	1,368	23,743	25,111
First Liens	1,490	121	3,685	5,296	79,259	84,555
Junior Liens	86	—	—	86	3,182	3,268
Commercial real estate:
Farmland	—	—	1,311	1,311	6,359	7,670
Owner occupied	769	324	54	1,147	38,394	39,541
Non-owner occupied	361	370	1,775	2,506	65,875	68,381
Other real estate secured loans	—	—	—	—	5,726	5,726
Commercial, financial and agricultural:
Agricultural	3	—	—	3	925	928
Commercial and industrial	5,258	—	245	5,503	21,477	26,980
Consumer	55	23	1,865	1,943	3,764	5,707
Tax exempt	—	—	—	—	72	72
Other loans	23	14	—	37	2,257	2,294

Total	$8,826	$921	$11,735	$21,482	$285,399	$306,881

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 6 – LOANS (Continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

June 30, 2013	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction:
Residential construction	$4,658	$550	$—	$—	$—
Other construction	6,917	6,623	—	857	—
1-4 Family residential:
Revolving, open ended	20,722	979	6	1,144	—
First Liens	61,163	13,532	358	5,051	—
Junior Liens	2,216	206	—	—	—
Commercial real estate:
Farmland	5,210	1,143	—	1,844	—
Owner occupied	29,305	5,403	205	1,739	—
Non-owner occupied	52,698	4,940	—	2,917	—
Other real estate loans	913	3,897	—	704	—
Commercial, financial and agricultural:
Agricultural	606	45	—	—	—
Commercial and industrial	21,565	1,675	3	157	—
Consumer	5,075	38	4	194	—
Tax exempt	72	—	—	—	—
Other loans	249	6	2	—	—

Total	$211,369	$39,037	$578	$14,607	$—

December 31, 2012	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction:
Residential construction	$1,625	$3,162	$—	$—	$—
Other construction	7,765	7,169	—	1,569	—
1-4 Family residential:
Revolving, open ended	21,608	1,150	25	1,753	—
First Liens	51,698	17,885	822	8,373	—
Junior Liens	2,600	261	—	70	—
Commercial real estate:
Farmland	3,907	1,449	—	2,314	—
Owner occupied	27,737	8,349	—	636	—
Non-owner occupied	53,614	3,942	—	6,701	—
Other real estate loans	961	—	—	2,435	—
Commercial, financial and agricultural:
Agricultural	925	—	—	3	—
Commercial and industrial	20,829	4,339	—	1,430	—
Consumer	5,404	64	23	216	—
Tax exempt	72	—	—	—	—
Other loans	404	37	—	—	—

Total	$199,149	$47,807	$870	$25,500	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 7 – INCOME PER SHARE

In accordance with ASC 260-10, Earnings Per Share, basic income per share available to common shareholders is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding during the period. Diluted income per share available to common shareholders reflects the potential dilution that could occur if securities, stock options or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income of the Company. The factors used in the income per share computation follow:

	Six months ended		Three months ended
	June 30,		June 30,
	2013	2012	2013	2012
Basic
Net income	$593	$2,118	$390	$351
Less: Earnings allocated to preferred stock	(481)	(484)	(242)	(242)
Less: Accretion of preferred stock discount	(98)	(92)	(50)	(47)

Net Income available to common stock	$14	$1,542	$98	$62

Weighted average common shares	3,274,469	3,273,981	3,274,545	3,274,056

Basic net income per share	$0.00	$0.47	$0.03	$0.02

Diluted

Net income available to common stock	$14	$1,542	$98	$62

Weighted average common shares	3,274,469	3,273,981	3,274,545	3,274,056
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—

Average common shares and dilutive potential common shares outstanding	3,274,469	3,273,981	3,274,545	3,274,056

Diluted net income per share	$0.00	$0.47	$0.03	$0.02

At June 30, 2013 and 2012, respectively, stock options for 64,700 and 96,450 shares of common stock were not considered in computing diluted net income per share for the six month and three month periods ended June 30, 2013 and 2012 because they were antidilutive.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2013

(Unaudited)

NOTE 8 – INCOME TAXES

The Company recorded no tax expense during the first six months of 2013. During 2010, the Company established a valuation allowance against all of its deferred tax assets and has maintained that valuation allowance through the first six months of 2013. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. Because the Company has recorded a valuation allowance against its deferred tax assets, any deferred tax benefit or expense will be offset by a corresponding increase or decrease, respectively, to the valuation allowance. Until the reversal of the deferred tax valuation allowance, tax benefit or expense from current year operations is expected to be minimal.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

(amounts in thousands, except share and per share data)

The following discussion compares the financial condition of the Company at June 30, 2013 to December 31, 2012, and the results of operations for the six months and three months ended June 30, 2013 and 2012. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

•

the inability to comply with regulatory capital requirements, including those resulting from recently adopted changes to capital calculation methodologies and required capital maintenance levels, and to secure any required regulatory approvals for capital actions;

•	the continued reduction of our loan balances and, conversely, the inability to ultimately grow our loan portfolio;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

OVERVIEW (Continued)

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	continuation of the historically low short-term interest rate environment;

•	the ability to retain large, uninsured deposits with the expiration of the Federal Deposit Insurance Corporation’s (“FDIC”) transaction account guarantee program;

•	rapid fluctuations or unanticipated changes in interest rates;

•	any activity that would cause us to conclude that there was impairment of any asset, including goodwill or any other intangible asset;

•	our recording a further valuation allowance related to our deferred tax asset;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

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

FINANCIAL CONDITION

At June 30, 2013, total assets were $467,457 and total liabilities were $458,779. Total assets decreased $43,258 or 8.5% compared to $510,715 at December 31, 2012. Total liabilities decreased $41,600 or 8.3% compared to $500,379 at December 31, 2012. The decrease in both assets and liabilities was caused by maturities of deposits, Federal Home Loan Bank (“FHLB”) advances, the repurchase agreement, and their corresponding uses of cash. Total equity decreased 16.0%, or $1,658, to $8,678 at June 30, 2013 compared to $10,336 at December 31, 2012. The decrease in equity is primarily due to an increase in accumulated other comprehensive loss during the first six months of 2013 caused by market fluctuations in securities available for sale.

FINANCIAL CONDITION (Continued)

Cash and Cash Equivalents

Cash and cash equivalents were $66,646 at June 30, 2013 compared to $94,877 at December 31, 2012. This decrease is primarily due to maturities of deposits, FHLB advances and the repurchase agreement. The Bank has continued to maintain unusually high cash balances during 2013 due to the availability of excess liquidity in the Bank’s market area coupled with reduced loan demand as a result of weak economic conditions.

Loans

Total loans (excluding loans held for sale) at June 30, 2013 were $294,901, compared to $306,881 at December 31, 2012, a decrease of $11,980 or 3.9%. The decrease in loans during the first six months of 2013 is due to regular loan payments outpacing demand for new loans.

Loans in the portfolio at June 30, 2013 of approximately $55,528, or 18.8%, are at a variable rate of interest, $214,377, or 72.7%, are at a fixed rate, and $24,996, or 8.5%, are nonaccrual. $125,011, or 42.4%, of total loans reprice within one year of June 30, 2013. As market rates dropped during the economic recession, management implemented rate floors for many variable rate loans in an effort to protect the Bank’s net interest margin. As a result, when market rates begin to rise, loans at their floor will not reprice at higher rates until market rates rise above their contractual floor rates. Only the loans noted above that have variable rates not at a floor rate will reprice with the first increase in market rates. The existence of these rate floors may negatively impact our net interest margin when rates begin to rise, at least until rates rise above these floors.

On June 30, 2013, the Company’s loan to deposit ratio (including loans held for sale) was 69.3%, compared to 68.6% at December 31, 2012. Management expects loan demand to modestly improve through the remainder of 2013, which should slow or stop the decline in gross loans. Management anticipates that there will not be significant growth in loans until there are indicators of significant improvements in both the local and national economy, leading customers to begin spending more and resulting in increased demand. If the Company’s deposit growth among core deposit customers continues to outpace its loan demand, the Company’s net interest margin may be adversely affected as the funds from these deposits may be invested in securities and other interest earning assets that offer lower yields than loans.

FINANCIAL CONDITION (Continued)

Securities Available for Sale

Set forth below is a table showing the carrying amount and breakdown of the Company’s securities available for sale at June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total

U.S. government sponsored entities	$35,774	53.4%	$30,718	43.8%
Mortgage-backed (residential)	26,029	38.9%	32,778	46.7%
State and municipal	4,130	6.2%	5,697	8.1%
Corporate	987	1.5%	987	1.4%

Total	$66,920	100.0%	$70,180	100.0%

The Company’s securities portfolio is used to, among other things, provide yield and for pledging purposes to secure public fund deposits. As of June 30, 2013, the carrying value of securities decreased $3,260 to $66,920, compared to $70,180 at December 31, 2012. Securities available for sale as a percentage of total assets was 14.3% at June 30, 2013, compared to 13.7% at December 31, 2012. Net unrealized loss on securities available for sale was $490 at June 30, 2013, compared to a net unrealized gain of $1,280 at December 31, 2012. Changes in interest rates in the securities market combined with realizing $182 in gains through security sales caused this fluctuation in the net unrealized gain (loss). Management is continually monitoring the credit quality of the Bank’s investments and believes that the unrealized losses that exist in the Bank’s portfolio are temporary based on the bond ratings and anticipated recovery of bonds held. The Company does not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

Other Real Estate Owned

At June 30, 2013, other real estate owned (“ORE”) totaled $18,476, a decrease of $1,293 from $19,769 at December 31, 2012. The balance of ORE is comprised of properties acquired through or in lieu of foreclosure on real estate loans, property acquired by the Company for future Bank branch locations that is no longer intended for that purpose and is currently held for sale, and loans made to facilitate the sale of ORE properties that are required to be reported as ORE (“FAS 66 Loans”). The balances recorded for each individual property are based on appraisals that are not more than twelve months old, discounted by an additional 15%. The additional 15% discount was adopted by the Company beginning in the third quarter of 2010 based on an analysis of actual recoveries of ORE balances, including selling costs. Based on that analysis, the Company recorded a valuation allowance of $346 (recognized through ORE expense) in the third quarter of 2010. In addition, the Company began applying the additional 15% discount in its determination of specific reserves for impaired loans that are collateral dependent. As a result, the majority of the financial loss incurred by the Company as a result of the 15% discount has been recognized through loan charge-offs and the provision for loan losses at the time the property is transferred to ORE, with the foreclosed property being transferred into ORE at the discounted value. The Company annually updates its analysis regarding the additional 15% discount. Should such updates indicate that a change in the 15% discount is warranted, the Company would implement the change accordingly and that change would be applied to all properties that are subsequently moved into ORE. Additional write-downs of individual properties typically occur when the results of updated appraisals and further application of the 15% discount on the value reflected in the updated appraisal indicates that the value of the respective property has declined. The Company obtains updated appraisals for ORE properties at least annually. These write-downs are recognized in the quarterly period in which the appraisal is accepted by the Company.

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

The following table shows a breakdown of the ORE portfolio by category as of the end of the periods indicated:

	June 30, 2013		March 31, 2013		December 31, 2012		September 30, 2012
Bank Premises	$484	2.6%	$484	2.5%	$484	2.4%	$484	2.9%
Rental	7,675	41.5%	7,997	41.5%	8,384	42.4%	6,649	39.4%
Non-rental	493	2.7%	382	2.0%	1,041	5.3%	989	5.9%
Auction	235	1.3%	336	1.7%	344	1.7%	68	0.4%
Land	9,589	51.9%	10,050	52.3%	9,516	48.2%	8,690	51.4%

Total	$18,476	100.0%	$19,249	100.0%	$19,769	100.0%	$16,880	100.0%

The Company makes every effort to sell ORE as quickly as feasible while still recovering as much of the original investment as possible. Management also considers the cost associated with holding individual properties in determining how aggressively it markets an individual property. The Company’s ORE that is classified as rental properties generally consists of 1-4 family properties, though some are commercial real estate. Rental income generated by this group has typically exceeded the holding costs of the respective properties. The majority of the rental properties are listed for sale with real estate agents; however, properties in this group are not the primary focus of management’s marketing efforts given the income producing nature of the property. The Company’s ORE that is classified as auction properties are marketed aggressively with dates set for auctions and most auction properties being allowed to sell without a reserve price. The Company’s other ORE properties are being marketed, though there is no definite date as to when they may be expected to be sold.

FINANCIAL CONDITION (Continued)

The following table provides activity within the ORE portfolio in terms of individual parcels for the three-month and six-month periods ended on the dates indicated:

	Rental	Non-rental	Auction	Land
Three Months Ended June 30, 2013
Foreclosures	8	1	—	—
Sales	13	1	5	2

Three Months Ended June 30, 2012
Foreclosures	8	—	1	1
Sales	4	4	3	14

Six Months Ended June 30, 2013
Foreclosures	11	1	—	3
Sales	18	3	7	5
Weighted average age of properties held at period end (months)	14.7	6.5	50.5	18.4

Six Months Ended June 30, 2012
Foreclosures	13	5	1	3
Sales	9	9	15	18
Weighted average age of properties held at period end (months)	5.8	8.2	10.5	18.8

The following table sets forth information related to the largest five ORE properties held by the Company as of June 30, 2013:

Property Description	Original loan classification	Original Loan Amount	Charge-off prior to transfer into ORE	Write-down after transfer into ORE	Carrying Balance
Unimproved land	Real estate construction	$5,000	$905	$374	$3,111
Mixed use commercial property	Commercial Real estate	3,684	1,536	—	1,046
Unimproved land	Real estate construction	2,546	196	85	927
Mini storage facility	Commercial Real estate	887	—	—	784
Mobile home park/ mini storage facility	Commercial Real estate	959	—	82	765

The following table sets forth information related to the largest five ORE properties held by the Company as of December 31, 2012:

Property Description	Original loan classification	Original Loan Amount	Charge-off prior to transfer into ORE	Write-down after transfer into ORE	Carrying Balance
Unimproved land	Real estate construction	$5,000	$905	$—	$3,485
Mixed use commercial property	Commercial Real estate	3,684	1,536	—	1,046
Unimproved land	Real estate construction	2,546	196	85	927
Mini storage facility	Commercial Real estate	887	—	—	784
Mobile home park/ mini storage facility	Commercial Real estate	959	—	82	765

FINANCIAL CONDITION (Continued)

Each of the ORE properties identified in the June 30, 2013 table above, with the exception of the property carried at $1,046, is listed with a real estate agent and is also listed as available for sale on the Bank’s website. The two properties classified as unimproved land were, at the time the loans were made, intended to be developed. The property carried at $3,111 is commercial property located in an area that remains significantly and negatively impacted by the downturn in the real estate market. Although the Company continues to actively market the property, management anticipates that it could take a significant amount of time to sell the property. The property carried at $927 is located in a residential area that was also negatively impacted by the downturn in the economy. This property is currently under a purchase contract to allow the buyer time to complete a due diligence study. The sale is expected to close in the fourth quarter of 2013. The three commercial real estate properties are income producing rental properties that are being managed by a third party property manager on behalf of the Company. The Company continues to market the remaining rental properties, but because of the income producing nature of the properties, it is likely that management will resist selling the properties for less than the current carrying value of the properties.

Deposits

The Company relies on the Bank’s deposit growth, as well as alternative funding sources such as other borrowed money, FHLB advances, and federal funds purchased from correspondent banks to fund its operations.

The following table sets forth the composition of the deposits at June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total

Noninterest-bearing demand accounts	$48,468	11.4%	$47,908	10.7%
Interest-bearing demand accounts	114,472	26.9%	121,341	27.0%
Savings accounts	22,576	5.3%	20,992	4.7%
Time deposits greater than $100	113,403	26.7%	118,660	26.4%
Other time deposits	126,559	29.7%	140,045	31.2%

Total	$425,478	100.0%	$448,946	100.0%

The following table sets forth all time deposits broken down by remaining maturity at June 30, 2013:

Less than three months	$56,831
Three months through twelve months	128,449
One year through three years	37,897
More than three years	16,785

Total	$239,962

Total deposits were $425,478 at June 30, 2013, compared to $448,946 at December 31, 2012, a decrease of $23,468. The decrease was primarily due to reductions in national market time deposits and interest-bearing demand deposits.

FINANCIAL CONDITION (Continued)

During the majority of 2012 and through June 30, 2013, the Bank has maintained higher than normal balances in cash and cash equivalents due to the availability of excess liquidity in the Bank’s market area coupled with reduced loan demand as a result of weak economic conditions. Management has been utilizing the available cash to pay off national market and broker deposits as they have matured, resulting in significant reductions in cost of funds. Management has been seeking additional core customer deposits during 2013 and anticipates that it will continue to do so in order to improve the Bank’s overall liquidity position as well as net interest income and to continue to reduce the Bank’s reliance on national market and broker deposits.

Federal Home Loan Bank Advances

The Company had borrowed $0 in fixed rate advances from the FHLB as of June 30, 2013, compared to $13,000 at December 31, 2012. The decrease during the first six months of 2013 is due to $13,000 in advances that matured in the second quarter of 2013. The Company had $23,723 available for future borrowings from the FHLB at June 30, 2013. These borrowings available for the future are secured by a blanket collateral agreement for certain loans secured by 1-4 family residential properties, commercial real estate, and home equity lines of credit. At June 30, 2013, undrawn standby letters of credit with the FHLB totaled $9,000. The letters of credit are used to meet pledging requirements of the State of Tennessee Bank Collateral Pool.

Shareholders’ Equity

At June 30, 2013, shareholders’ equity totaled $9,284, a decrease of $1,052 from $10,366 at December 31, 2012. The decrease was primarily due to an increase in the unrealized loss on securities available for sale.

The preferred shares representing the U.S. Treasury’s investment in the Company as part of our participation in the CPP have a $20,109 liquidation value and a cumulative dividend rate of 5% per year, until February 27, 2014, the fifth anniversary of the U.S. Treasury investment, and a dividend rate of 9% thereafter. In addition, under the terms of the CPP, the Company issued warrants to U.S. Treasury to purchase additional preferred shares equal to 5% of the investment in Senior Preferred shares at a discounted exercise price. The U.S. Treasury exercised the warrants immediately upon investment in the Senior Preferred shares, which resulted in issuance of 890 Warrant Preferred shares. The U.S. Treasury’s exercise of the warrants resulted in a net discount on the issuance of the preferred shares of $890. The discount is being amortized over a five year period, which is the anticipated life of the shares. The $890 liquidation value Warrant Preferred shares have a cumulative dividend rate of 9% per year until redeemed. Dividends on both Senior Preferred and Warrant Preferred shares are required to be paid quarterly. Total required annual dividends for both Senior Preferred and Warrant Preferred shares are expected to be as follows: 2013: $970; 2014: $1,564; 2015 and thereafter: $1,683 per year. The Company is permitted to redeem all or a portion of the preferred shares at any time after consultation with its primary federal regulator, but may not redeem the Warrant Preferred shares until all of the Senior Preferred shares have been redeemed. Dividend payments on both Senior Preferred and Warrant Preferred shares would be reduced for any redemption.

FINANCIAL CONDITION (Continued)

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company would not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The terms of the Written Agreement that the Company entered into with the FRB on April 19, 2012, which replaced a board resolution, similarly prohibit the Company from incurring debt, paying dividends or interest or redeeming shares of its capital stock. The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three issues of subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its Common or Preferred Stock, and the Company’s subsidiaries may not pay dividends on the subsidiaries’ common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the Preferred Stock beginning in the second quarter of 2011. At June 30, 2013, the Company has $3,326 of interest on its subordinated debentures accrued for which payment is being deferred. In addition, the Company has accumulated $2,303 in deferred dividends on shares of Preferred Stock issued by it to the U.S. Treasury under the CPP. The Bank’s subsidiary Community First Properties, Inc. suspended the payment of dividends on its preferred stock beginning with the dividend payment due on December 31, 2011. At June 30, 2013, Community First Properties, Inc. has $31 of preferred stock dividends accrued for which payment is being deferred.

RESULTS OF OPERATIONS

Net Income

The Company had net income of $593 for the six months ended June 30, 2013 compared to a net income of $2,118 for the same period in 2012, a decrease in income of $1,525. Net income available to common shareholders was $14 for the first six months of 2013 compared to net income available to common shareholders of $1,542 for the same period in 2012.

The net income reported for the first six months of 2012 is primarily due to the sale of the Bank’s Murfreesboro, Tennessee branch location that occurred on March 30, 2012. The Bank realized a gain of $1,466 on the sale.

The Company had net income of $390 for the three months ended June 30, 2013 compared to a net income of $351 for the same period in 2012, an increase in income of $39. Net income available to common shareholders was $98 for the three months ended June 30, 2013 compared to net income available to common shareholders of $62 for the same period in 2012.

RESULTS OF OPERATIONS (Continued)

Average Balance Sheets, Net Interest Income

Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity and an analysis of net interest income for the six month periods ended June 30, 2013 and 2012. The table reflects how changes in the volume of interest earning assets and interest-bearing liabilities and changes in interest rates have affected our interest income, interest expense, and net interest income for the periods indicated. Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (changes in rate multiplied by prior volume); and (3) changes in rate/volume (changes in rate multiplied by change in volume). The changes attributable to the combined impact of volume and rate have all been allocated to the changes due to rate.

	June 30, 2013			June 30, 2012				Change
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Due to Volume (1)	Due to Rate (2) (3)	Total

Gross loans (a and b)	$298,975	5.50%	$8,149	$412,633	5.48%	$11,273	$(3,105)	$(19)	$(3,124)
Taxable securities available for sale	65,030	1.77%	571	49,570	2.44%	604	188	(221)	(33)
Tax exempt securities available for sale	4,735	3.32%	78	12,947	3.01%	194	(123)	7	(116)
Federal funds sold and other	89,378	0.34%	151	82,442	0.35%	142	12	(3)	9

Total interest earning assets	458,118	3.94%	8,949	557,592	4.39%	12,213	(3,028)	(236)	(3,264)

Cash and due from banks	3,631			5,289
Other nonearning assets	43,494			50,765
Allowance for loan losses	(9,823)			(19,395)

Total assets	$495,420			$594,251

Deposits:
NOW & money market investments	$113,167	0.56%	$315	$135,492	0.67%	$450	$(74)	$(61)	$(135)
Savings	21,609	0.12%	13	20,476	0.15%	15	1	(3)	(2)
Time deposits $100 and over	119,798	1.13%	671	145,474	1.32%	955	(169)	(115)	(284)
Other time deposits	135,211	1.12%	749	182,813	1.34%	1,226	(320)	(157)	(477)

Total interest-bearing deposits	389,785	0.90%	1,748	484,255	1.10%	2,646	(562)	(336)	(898)

Federal Home Loan Bank advances	8,812	2.47%	108	15,588	2.35%	183	(80)	5	(75)
Subordinated debentures	23,000	3.45%	393	23,000	6.44%	739	—	(346)	(346)
Repurchase agreement	5,685	3.33%	94	7,000	3.29%	115	(21)	—	(21)
Federal funds purchased and other	4	0.00%	—	—	0.00%	—	—	—	—

Total other borrowings	37,501	3.20%	595	45,588	4.56%	1,037	(101)	(341)	(442)
Total interest-bearing liabilities	427,286	1.11%	2,343	529,843	1.39%	3,683	(663)	(677)	(1,340)
Noninterest-bearing liabilities	57,975			53,417

Total liabilities	485,261			583,260
Shareholders’ equity	10,159			10,991

Total liabilities and shareholders’ equity	$495,420			$594,251

Net interest income			$6,606			$8,530	$(2,365)	$441	$(1,924)

Net interest margin		2.91%			3.07%

(a)	Interest income includes fees on loans of $286 and $216 in 2013 and 2012, respectively.
(b)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.
(1)	Changes in volume multiplied by prior rate
(2)	Changes in rate multiplied by prior volume
(3)	Changes in rate multiplied by change in volume

RESULTS OF OPERATIONS (Continued)

Net Interest Income

Net interest income for the first six months of 2013 was $6,606, a decrease of $1,924, or 22.6% compared to $8,530 for the same period in 2012. The decrease in net interest income and net interest margin is primarily due to decreases in the average balance of earning assets offset by decreases in the average rate paid for deposits and subordinated debentures and the average balance of FHLB advances and the repurchase agreement.

Net interest margin began to be compressed during the last half of 2011 and that trend continued through 2012 and the first six months of 2013 due to historically low market rates for loans and securities driving down the yield on earning assets as new money must be invested at lower rates. In addition, loan demand is extremely low in the Bank’s market area, leading to larger than anticipated reductions in loan balances as loan repayments continue to outpace loan demand. The reduction in loans contributes to the excess liquidity that the Bank is currently carrying. Current market rates for new investments in securities are very low, which also contributes to compressed net interest margin as the Bank is forced to reinvest funds received from higher rate securities when they mature or are called. Management anticipates that this trend will continue through the remainder of 2013 or until there is a significant economic change in the Bank’s market that results in increased loan demand.

Total interest income for the first six months of 2013 was $8,949 a decrease of $3,264 from $12,213 for the same period in 2012. The decrease is primarily due to a decline in loan interest income as a result of the decrease in loan balances. The average balance of loans during the first six months of 2013 was $298,975, a decrease of $113,658 from $412,633 during the same period in 2012. The decrease in the average balance of loans is due to the sale of the Bank’s Murfreesboro and Franklin, Tennessee branch locations and continued weak loan demand.

The average balance of federal funds sold and other during the first six months of 2013 was $89,378, an increase of $6,956 from $82,422 during the same period in 2012. The average rate earned on federal funds sold and other in the first six months of 2013 was 0.34% compared to 0.35% for the same period in 2012. The low average rate is primarily due to the large amount of cash held by the Bank as a result of loan repayments and regulatory pressures placed on the Company to increase liquidity. The Bank’s cash on deposit with the FRB and other institutions earns interest at rates ranging from 0.00% to 2.21%. The vast majority of the Bank’s cash is held at the FRB, which paid a rate of 0.25% during the first six months of 2013.

Interest income on taxable securities decreased $33 to $571 in the first six months of 2013 compared to $604 in the first six months of 2012. The decrease is primarily due to higher-yielding securities being called and sold during the first six months of 2013.

Total interest expense was $2,343 in the first six months of 2013, a decrease of $1,340 from $3,683 in the first six months of 2012. The decrease in interest expense is largely due to a reduction in the average rate paid on deposits and the average balance of deposits in the first six months of 2013 compared to the same period in 2012. The decrease is further due to a reduction in the average rate paid on subordinated debentures and the maturity of FHLB advances and the repurchase agreement.

Total interest expense on deposits was $1,748 in the first six months of 2013, a reduction of $898 from $2,646 in the first six months of 2012. The average rate paid on deposits was 0.90% in the first six months of 2013 compared to 1.10% for the same period in 2012. The most significant decreases in average rates were on time deposits. The reduction in average rate paid on deposits was the result of continued decreases in market rates in the Bank’s market area.

RESULTS OF OPERATIONS (Continued)

Total interest expense on subordinated debentures was $393 in the first six months of 2013 compared to $739 for the same period in 2012. The decrease in expense is due to a contractual change in the interest rate paid on the Company’s $15,000 subordinated debt that was issued in 2007. On December 15, 2012, the fixed rate of 7.96% on the debt converted to a floating rate equal to 3-month LIBOR plus 3.0%. Based on LIBOR rates at June 30, 2013, the rate was 3.27%.

Net interest income for the three months ended June 30, 2013 was $3,238, a decrease of $926, or 22.2% compared to $4,164 for the same period in 2012. The decrease in net interest income and net interest margin is primarily due to decreases in the average balance of earning assets offset by decreases in the average rate paid for deposits and subordinated debentures and the average balance of FHLB advances and the repurchase agreement, similar to factors noted above for the first six months of 2013.

Total interest income for the six months ended June 30, 2013 was $4,341 a decrease of $1,589 from $5,930 for the same period in 2012. The decrease is primarily due to a decline in loan interest income as a result of the decrease in loan balances, similar to factors noted above.

Total interest expense was $1,103 for the six months ended June 30, 2013, a decrease of $663 from $1,766 for the same period in 2012. The decrease in interest expense is largely due to a reduction in the average rate paid on deposits and the average balance of deposits combined with a reduction in the average rate paid on subordinated debentures and the maturity of FHLB advances and the repurchase agreement in the three months ended June 30, 2013 compared to the same period in 2012.

Provisions for Loan Losses

In the first six months of 2013, the Bank recorded a $300 provision for loan loss compared to $700 in the same period in 2012. The ratio of allowance for loan losses to gross loans was 3.07% at June 30, 2013 compared to 3.18% at December 31, 2012.

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

Nonperforming loans increased from $34,013 at December 31, 2012 to $36,276 at June 30, 2013. The increase in nonperforming loans is due to an increase in troubled debt restructurings (“TDRs”). Management has been focused on reducing the Bank’s overall level of problem assets. Elimination of those problem assets often requires foreclosure of problem loans, resulting in charge-offs and the balance of the loan moving to ORE. Once the Bank has control of the collateral, it is then able to undertake efforts to liquidate the assets. The ratio of the allowance to nonperforming loans was 24.97% at June 30, 2013, compared to 28.71% at December 31, 2012. The portion of the allowance attributable to impaired loans was $3,069 at June 30, 2013, an increase from $2,307 at December 31, 2012. Total impaired loans totaled $29,312 at June 30, 2013 compared to $33,555 at December 31, 2012.

The portion of the allowance attributable to historical and environmental factors has decreased since December 31, 2012. Management’s evaluation of the allowance for loan losses, in addition to specific loan allocations, is based on volume of non-impaired loans and changes in credit quality and environmental factors. The balance of non-impaired loans decreased during the first six months of 2013 due to the reduction in gross loans.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2013 and December 31, 2012, based on the most recent analysis performed, the risk category of loans by segment of loans is as follows:

June 30, 2013	Pass	Watch	Special Mention	Substandard	Doubtful

Real estate construction	$11,575	$7,713	$—	$857	$—
1-4 Family residential	84,101	14,717	364	6,195	—
Commercial real estate	87,212	11,486	205	6,500	—
Other real estate loans	913	3,897	—	704	—
Commercial, financial and agricultural	22,171	1,720	3	157	—
Consumer	5,075	38	4	194	—
Tax exempt	72	—	—	—	—
Other loans	249	6	2	—	—

Total	$211,368	$39,037	$578	$14,607	$—

December 31, 2012	Pass	Watch	Special Mention	Substandard	Doubtful

Real estate construction	$9,390	$10,331	$—	$1,569	$—
1-4 Family residential	75,906	19,296	847	10,196	—
Commercial real estate	85,258	13,740	—	9,651	—
Other real estate loans	961	—	—	2,435	—
Commercial, financial and agricultural	21,754	4,339	—	1,433	—
Consumer	5,404	64	23	216	—
Tax exempt	72	—	—	—	—
Other loans	404	37	—	—	—

Total	$199,149	$47,807	$870	$25,500	$—

RESULTS OF OPERATIONS (Continued)

The table below illustrates changes in the AFLL ratio (the ratio, expressed as a percentage, of the allowance for loan losses to total gross loans) over the past five quarters and the changes in related risk metrics over the same periods:

Quarter Ended	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012	June 30, 2012

AFLL Ratio	3.07%	3.42%	3.18%	3.55%	4.25%
ASC 450 allowance ratio (1)	2.25%	2.61%	2.73%	2.74%	2.89%

Specifically impaired loans (ASC 310 component)	$3,069	$3,275	$2,307	$4,029	$6,262
Historical and environmental (ASC 450-10 component)	5,985	6,758	7,460	7,595	8,409

Total allowance for loan loss	$9,054	$10,033	$9,767	$11,624	$14,671

Nonperforming loans to gross loans (2)	12.29%	13.06%	11.08%	15.16%	15.63%
Impaired loans to gross loans	9.94%	11.50%	10.93%	15.30%	15.68%
Allowance to nonperforming loans ratio	24.97%	26.31%	28.71%	23.45%	27.18%
Quarter-to-date net charge offs to average gross loans	0.33%	0.05%	0.50%	0.29%	1.53%

(1)	Historical and environmental component as a percentage of non-impaired loans.
(2)	Nonaccrual loans and loans past due 90 or more days still accruing interest, and troubled debt restructurings still accruing interest as a percentage of gross loans.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

The following table presents information regarding loans included as nonaccrual and troubled debt restructurings and the gross income that would have been recorded in the six-month and three-month periods ended June 30, 2013 and 2012 if the loans had been current:

	Six months ended		Three months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Nonaccrual interest	$3,464	$3,322	$384	$3,270
Troubled debt restructurings interest	85	134	38	80

RESULTS OF OPERATIONS (Continued)

Noninterest Income

Total noninterest income for the first six months of 2013 was $1,429, a decrease of $1,948, or 57.7% from $3,377 for the same period in 2012. The decrease is primarily due to the gain of $1,466 on the Bank’s sale of its Murfreesboro, Tennessee branch location that occurred during the first six months of 2012. The decrease is also due to a decrease in the gain on sale of securities available for sale and a decrease in other service charges, commissions and fees.

Gain on sale of securities available for sale for the first six months of 2013 was $182, a decrease of $347, or 65.6%, from $529 for the same period in 2012. This is due to the Company selling less securities during the first six months of 2013 than in the same period in 2012.

Other service charges, commissions and fees for the first six months of 2013 was $42, a decrease of $91, or 68.4% from $133 for the same period in 2012. The decrease in other service charges, commissions and fees is a result of a decrease in office building rental income due to the sale of the Bank’s Franklin, Tennessee branch location in December 2012.

Total noninterest income for the three months ended June 30, 2013 was $832, a decrease of $398, or 32.4%, from $1,230 for the same period in 2012. The decrease is due to a decrease in the gain on sale of securities available for sale and a decrease in other service charges, commissions and fees, similar to factors noted above for the six month period.

The table below shows noninterest income for the six-month and three-month periods ended June 30, 2013 and 2012.

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Service charge on deposit accounts	$832	$823	$448	$429
Gain on sale of loans	49	101	19	59
Gain on sale of branch	—	1,466	—	—
Gain on sale of securities available for sale	182	529	182	529
Other:
Investment service income	44	51	26	15
Check printer income	24	13	17	6
Safe deposit box rental	14	16	6	8
Credit life insurance commissions	2	2	—	1
Bank Owned Life Insurance income	138	145	70	73
ATM income	64	62	32	30
Other customer fees	29	29	16	15
Other equity investment income	9	7	2	4
Other service charges, commissions and fees	42	133	14	61

Total noninterest income	$1,429	$3,377	$832	$1,230

RESULTS OF OPERATIONS (Continued)

Noninterest Expense

Noninterest expense for the first six months of 2013 was $7,142, a decrease of $1,947, or 21.4% from $9,089 for the same period in 2012. The decrease is primarily due to reductions in other real estate expense, salaries and employee benefits, loan expense, occupancy expense and regulatory and compliance expense.

Other real estate expense totaled $369 for the first six months of 2013, a decrease of $659, or 64.1% from $1,028 for the same period in 2012. During the first quarter of 2013, the Company experienced a net recovery in other real estate expense, which was primarily due to net gains on sale and increased levels of rental income during that time period. This trend continued in the second quarter of 2013; however, one property’s reappraisal resulted in a significant loss of $377, which caused a net year to date expense. Had this loss not occurred, other real estate expense would have resulted in a year to date net recovery of $8.

Salaries and employee benefits expense decreased $451 to $3,257 for the first six months of 2013 compared to $3,708 for the same period in 2012. The reduction in expense is primarily due to the sale of the Bank’s Murfreesboro and Franklin, Tennessee branch locations, and also to management’s decision not to replace positions that became vacant through normal attrition. Further reductions in salaries and employee benefits expense began in the fourth quarter of 2012 resulting from a reduction in workforce implemented in October 2012.

Loan expense totaled $15 in the first six months of 2013, a decrease of $247, of 94.3%, from $262 for the same period in 2012. This is primarily due to a decrease in past due loans in 2013 and the related decrease in loan collection expense compared to the same period in 2012. In addition, the Bank is a party to a loan participation relationship that has incurred significant legal expenses. The FDIC is also a party to this relationship, but prior to 2013, had not been paying its portion of the related legal fees. In the second quarter of 2013, the FDIC paid its portion to all of the parties involved, which resulted in a credit of $88 to loan expense.

Occupancy expense totaled $491 in the first six months of 2013, a decrease of $147 or 23.0% from $638 for the same period in 2012. The decrease is primarily due to reductions in building rental expense, property taxes, and utilities due to the sale of the Bank’s two branches during 2012.

Regulatory and compliance expense totaled $598 in the first six months of 2013, a decrease of $144 or 19.4% from $742 for the same period in 2012. The decrease is primarily due to a reduction in the Bank’s FDIC insurance expense premium as a result of the decrease in deposits principally related to the two branch sales.

Noninterest expense for the three months ended June 30, 2013 was $3,680, a decrease of $663, or 15.3% from $4,343 for the same period in 2012. The decrease is primarily due to reductions in salaries and employee benefits, loan expense, occupancy expense and regulatory and compliance expense, similar to the factors noted above for the six-month period ended June 30, 2013. The decrease was offset by a slight increase in other real estate expense due to the loss of $377 noted above.

RESULTS OF OPERATIONS (Continued)

The table below shows noninterest expense for the six-month and three-month periods ended June 30, 2013 and 2012:

	Six Months Ended June 30,		Three Months Ended June 30,
	2013	2012	2013	2012
Salaries and employee benefits	$3,257	3,708	$1,605	1,806
Regulatory and compliance	598	742	304	360
Occupancy	491	638	225	298
Furniture and equipment	204	267	103	128
Data processing fees	522	613	259	298
Advertising and public relations	50	100	8	60
Operational expense	202	202	102	98
Other real estate expense	369	1,028	395	331
Other:
Loan expense	15	262	(27)	172
Legal	115	172	62	124
Audit and accounting fees	224	244	115	121
Postage and freight	125	166	61	76
Director expense	111	103	55	53
ATM expense	299	271	157	143
Amortization of intangible asset	69	106	35	53
Holding losses on loans held for sale	(1)	—	(1)	—
Insurance expense	195	185	98	92
Printing	41	48	21	25
Other employee expenses	37	44	16	23
Dues & memberships	24	35	13	18
Miscellaneous charge-off (recovery)	—	1	—	—
Miscellaneous taxes and fees	32	31	11	9
Federal Reserve and other bank charges	23	27	12	14
Other	140	96	51	41

Total noninterest expense	$7,142	$9,089	$3,680	$4,343

Income Taxes

The Company recorded no tax expense during the first and second quarters of 2013 and 2012. During 2010, the Company established a valuation allowance against all of its deferred tax assets and has maintained that valuation allowance through the first six months of 2013. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. Because the Company has recorded a valuation allowance against its deferred tax assets, any deferred tax benefit or expense will be offset by a corresponding increase or decrease, respectively, to the valuation allowance. Until the reversal of the deferred tax valuation allowance, tax benefit or expense from current year operations is expected to be nominal.

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

The Bank’s primary uses of cash are lending to its borrowers and investing in securities and short-term interest-earning assets. During 2012, regular loan repayments outpaced loan demand, resulting in a decrease in gross loans and contributing to the increase in cash and cash equivalents. During the first six months of 2013, this trend continued. Management expects loan demand to modestly improve through the remainder of 2013, which should slow or stop the decline in gross loans. Management anticipates that there will not be significant growth in loans until there are indicators of significant improvements in both the local and national economy, leading customers to begin spending more and resulting in increased demand.

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

The Bank’s Tier 1 capital to Average Assets as of June 30, 2013 was below those that the Bank agreed to achieve by December 31, 2011 under the terms of the Consent Order. Based on June 30, 2013 levels of average assets and risk-weighted assets, the required amount of additional Tier 1 capital necessary for the Bank to meet the requirements of the Consent Order was approximately $5,100.

As of June 30, 2013, we believe that we are in compliance with all provisions of the Consent Order that were required to be completed by June 30, 2013, with the exception of attaining the Tier 1 capital to Average Assets ratio required by the Consent Order. In accordance with the terms of the Consent Order, management has submitted a capital plan with the objective of attaining the capital ratios required by the Consent Order. The FDIC has accepted the capital plan. In addition to the capital plan, all other plans required by the Consent Order have been prepared and submitted to the FDIC and have been accepted by the FDIC.

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

The Company’s principal source of liquidity for dividend payments is dividends received from the Bank. As a result of its losses in 2011, the Bank is prohibited under applicable Tennessee banking law from declaring dividends, without prior approval from the Department and FDIC. The terms of the Consent Order and the written agreement that the Bank has entered into with the Department also prohibit the Bank from paying dividends to the Company without the prior consent of the FDIC and the Department.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company will not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The terms of the Written Agreement, which replaced the board resolution, among other things, similarly prohibit the Company from incurring debt, paying dividends or interest or redeeming shares of its capital stock without the approval of the FRB. The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three issuances of subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common or Preferred Stock and the Company’s subsidiary may not pay dividends on the subsidiary’s common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on its Preferred Stock beginning in the second quarter of 2011. At June 30, 2013, the Company has $3,326 of interest accrued for which payment is being deferred. In addition, the Company has accumulated $2,303 in deferred dividends on its preferred stock as of June 30, 2013. The Company’s subsidiary Community First Properties, Inc. suspended payment of its dividends on its preferred stock beginning with the dividend payment due December 31, 2011. At June 30, 2013, Community First Properties, Inc. has $31 of preferred stock dividends accrued for which payment is being deferred. Since the Company has deferred payment of dividends on the Preferred Stock for more than six quarters, the holders of the Preferred Stock now have the right to elect up to two directors to the Company’s board of directors.

As a result of its losses in 2011, the Bank is prohibited under applicable Tennessee law from declaring dividends, without prior approval from the Department. The terms of the Consent Order and the written agreement with the Department also prohibit the Bank from paying dividends to the Company without prior approval from the FDIC and the Department. Pursuant to the terms of the Written Agreement between the FRB and the Company, the Company is prohibited from paying any dividends on the Preferred Stock the Company sold to the U.S. Treasury and from paying any interest on its subordinated debentures. The branch sales, described in Note 3 to the financial statements, improved the Bank’s capital levels. However, the branch sales did not increase the Bank’s capital levels to those required to be maintained by the Bank in the Consent Order. As a result, and because the Company does not have cash available to contribute to the Bank in an amount sufficient to enable the Bank to achieve the capital levels it committed to maintain in the Consent Order or written agreement that the Bank entered into with the Department, the Company will have to seek additional alternatives beyond the branch sales to raise capital in order to assist the Bank in meeting its obligations. The Company is currently considering the options available to it to increase capital levels at the Bank, including the sale of common or preferred stock of the Company, or alternatively the sale of the Company. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company. This change in control would likely qualify as a change in control under the IRS’s regulations related to the preservation of net operating loss carryforwards causing the Company to likely forfeit this benefit. The loss of this benefit would not cause the Company to recognize a cash charge, but rather would eliminate the benefit that the Company would otherwise be able to utilize to offset future year’s profits, if any, to reduce the Company’s tax liability.

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

In addition, under the terms of the Written Agreement, the Company has agreed to, among other things, the following actions:

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

As of June 30, 2013 all of the plans required to be submitted to the FRB have been submitted and approved. Management believes that the Company is in full compliance with the requirements of the Written Agreement as of June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

In late 2010, the Basel Committee on Banking Supervision issued “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”), a new capital framework for banks and bank holding companies. Basel III will impose a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. In July 2013, the federal bank regulatory agencies, including the Federal Reserve and the FDIC, adopted final rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in Basel III and certain provisions of the Dodd-Frank Act. The proposed rules would apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the proposed rules establish a new common equity Tier 1 minimum capital requirement of 4.5% and a minimum Tier 1 capital requirement of 6% (up from the currently required 4%) and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status. The proposed rules limit a banking organization’s capital distributions and certain discretionary bonus payments as well as a banking organization’s ability to repurchase its own shares if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of capital in addition to the amount necessary to meet its minimum risk-based capital requirements. As a result, when fully phased in, the capital requirements, inclusive of the capital conservation buffer, would be a Tier 1 leverage ratio of 4%, a Tier 1 common risk-based equity capital ratio of 7%, a Tier 1 equity risk-based capital ratio of 8.5% and a total risk-based capital ratio of 10.5%. The proposed rules indicated that the final rule would become effective on January 1, 2015, and the changes set forth in the final rules would be phased in from January 1, 2015 through January 1, 2019. Because the Company’s total consolidated assets are below $500 million, these new capital rules will not be applicable to the Company on a consolidated basis. The Bank, though, will be subject to these rules once they become effective. Should the Company’s total consolidated assets increase to more than $500 million, the Company would then be subject to these new rules.

At June 30, 2013, we had unfunded loan commitments outstanding of $17,636 and unfunded letters of credit of $2,112. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If we needed to fund these outstanding commitments, we have the ability to liquidate federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, we could sell participations in these or other loans to correspondent banks.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

At June 30, 2013 and December 31, 2012, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered “well-capitalized” under prompt corrective action guidelines and the ratios required by the Consent Order were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions		Required by terms of Consent Order with FDIC
June 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$39,893	13.50%	$23,636	8.00%	$29,545	10.00%	$35,454	12.00%
Consolidated	23,705	8.02%	23,648	8.00%	29,560	10.00%	N/A	N/A

Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$36,134	12.23%	$11,818	4.00%	$17,727	6.00%	$29,545	10.00%
Consolidated	13,296	4.50%	11,824	4.00%	17,736	6.00%	N/A	N/A

Tier 1 Capital to average assets
Community First Bank & Trust	$36,134	7.45%	$19,409	4.00%	$24,262	5.00%	$41,245	8.50%
Consolidated	13,296	2.73%	19,491	4.00%	N/A	N/A	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Required by terms of Consent Order with FDIC
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$39,038	12.65%	$24,684	8.00%	$30,854	10.00%	$37,025	12.00%
Consolidated	23,551	7.62%	24,734	8.00%	30,918	10.00%	N/A	N/A

Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$35,108	11.38%	$12,342	4.00%	$18,513	6.00%	$30,854	10.00%
Consolidated	13,076	1.23%	12,367	4.00%	18,551	6.00%	N/A	N/A

Tier 1 Capital to average assets
Community First Bank & Trust	$35,108	6.46%	$21,741	4.00%	$27,176	5.00%	$46,199	8.50%
Consolidated	13,076	2.40%	21,811	4.00%	N/A	N/A	N/A	N/A

At its current capital ratios, the Bank is considered “well capitalized”; however, the Bank will continue to be considered “adequately capitalized” until termination of the Consent Order. The Company’s capital ratios are below what is required to be considered “adequately capitalized”. Two of the three capital ratios were considered “adequate”; however, the Tier 1 Capital to average assets ratio was below the requirements to be considered “adequate”, which prohibits the Company from being considered “adequately capitalized”.

Management continually monitors the Bank’s sources and uses of cash in order to plan for future liquidity needs. The Bank’s most potentially volatile funding liabilities include brokered deposits and national market time deposits. The Bank has reduced its reliance on these funding sources during the first six months of 2013 and it continues to do so as part of management’s efforts to utilize the Bank’s excess liquidity. Brokered deposits totaled $1,723 at June 30, 2013 compared to $7,059 at December 31, 2012. National market CDs totaled $31,644 at June 30, 2013 compared to $38,790 at December 31, 2012.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management uses a gap simulation model that takes cash flows into consideration. These include mortgage-backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and negotiable order of withdrawal (“NOW”) accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing our pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest-bearing deposits that is actually repriceable within a year. Our cumulative one year gap position at June 30, 2013, was 1.03% of total assets. Our policy states that our one-year cumulative gap should not exceed 15% of total assets.

At June 30, 2013, $235,738 of $466,422 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year totaled $161,141, or 57.4% of total loans, including loans held for sale at June 30, 2013. As of June 30, 2013, we had $185,521 in time deposits maturing or repricing within one year.

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

June 30, 2013
Basis Point Change	+200 bps	+100 bps	–100 bps	–200 bps
Increase (decrease) in net interest income	1.46%	0.46%	(1.83%)	(4.05%)

December 31, 2012
Basis Point Change	+200 bps	+100 bps	–100 bps	–200 bps
Increase (decrease) in net interest income	3.87%	1.06%	(0.94%)	(2.65%)

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

June 30, 2013
Basis Point Change	+200 bps	+100 bps	–100 bps	–200 bps
Increase (decrease) in equity at risk	0.20%	1.89%	(0.02%)	3.50%

December 31, 2012
Basis Point Change	+200 bps	+100 bps	–100 bps	–200 bps
Increase (decrease) in equity at risk	5.81%	5.34%	(1.34%)	2.54%

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

Recently adopted changes to capital requirements for bank holding companies and depository institutions may negatively impact the Company’s and the Bank’s results of operations.

In July 2013, the Federal Reserve Board and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Bank. The final rules, which are not applicable to bank holding companies with less than $500 million in total assets, implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms include new minimum risk-based capital and leverage ratios. These rules refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules under the proposals are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (to be phased in over three years) above the new regulatory minimum capital ratios, and result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Even if the Bank is able to achieve the capital ratios required by the Order, the application of more stringent capital requirements for the Company and the Bank, like those implementing the Basel III reforms, could, among other things, if applicable to the Company or the Bank result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if the Company or the Bank were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of the final rules regarding Basel III could result in the Company or the Bank having to lengthen the term of their funding, restructure their business models and/or increase their holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit the Company’s and the Bank’s ability to make distributions, including paying dividends or buying back shares.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As described above, because the Company is currently deferring the payment of interest on its outstanding subordinated debentures, the Company is not currently permitted to pay dividends on its outstanding shares of Senior Preferred or Warrant Preferred stock issued to the U.S. Treasury pursuant to the CPP. The Company has not paid these dividends since the dividend payment on February 15, 2011. The total amount of dividends due but unpaid on the Senior Preferred and Warrant Preferred shares as of the date of this report is $2,303.

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

Community First, Inc.
(Registrant)

August 9, 2013	/s/ Louis E. Holloway
(Date)	Louis E. Holloway, President and Chief Executive Officer

August 9, 2013	/s/ Jon Thompson
(Date)	Jon Thompson, Chief Financial Officer