Form 10-Q
period 2013-09-30
COMMUNITY FIRST INC
filed 2013-11-14
CIK 1179500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2013

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding (no par value): 3,274,777 shares of common stock, no par value per share, as of November 14, 2013.

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Community First, Inc.

Consolidated Balance Sheets

September 30, 2013 (Unaudited) and December 31, 2012

(amounts in thousands, except share and per share data)

	September 30, 2013	December 31, 2012
Assets
Cash and due from financial institutions	$55,640	$94,877
Time deposits in other financial institutions	1,000	1,000
Securities available for sale, at fair value	67,761	70,180
Loans held for sale, at fair value	79	921
Loans	284,723	306,881
Allowance for loan losses	(8,363)	(9,767)

Net loans	276,360	297,114

Restricted equity securities, at cost	1,727	1,727
Premises and equipment, net	10,276	8,770
Accrued interest receivable	1,092	1,377
Core deposit and customer relationship intangibles, net	1,249	1,352
Other real estate owned, net	22,117	19,769
Bank owned life insurance	9,536	9,331
Other assets	3,681	4,297

Total Assets	$450,518	$510,715

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$51,869	$47,908
Interest-bearing	357,382	401,038

Total Deposits	409,251	448,946

Federal Home Loan Bank advances	—	13,000
Subordinated debentures	23,000	23,000
Repurchase agreement	—	7,000
Accrued interest payable	4,304	3,628
Other liabilities	5,707	4,805

Total Liabilities	442,262	500,379

Community First, Inc.

Consolidated Balance Sheets

September 30, 2013 and December 31, 2012

(Continued)

(amounts in thousands, except share and per share data)

	(Unaudited) September 30, 2013	December 31, 2012
Shareholders’ Equity
Senior Preferred shares, no par value; 5% cumulative. Authorized 2,500,000 shares; 17,806 issued and outstanding with liquidation value of $20,143 at September 30, 2013 and $19,477 at December 31, 2012.	17,806	17,806
Warrant Preferred shares, no par value; 9% cumulative. 890 issued and outstanding with liquidation value of $1,100 at September 30, 2013 and $1,040 at December 31, 2012.	890	890
Net discount on Preferred shares	(84)	(232)

Total Preferred shares	18,612	18,464
Common stock, no par value. Authorized 10,000,000 shares; 3,274,724 shares issued and outstanding at September 30, 2013 and 3,274,305 shares issued and outstanding at December 31, 2012	28,590	28,588
Accumulated deficit	(36,310)	(36,319)
Accumulated other comprehensive loss, net	(2,636)	(397)

Total Shareholders’ Equity	8,256	10,336

Total Liabilities and Shareholders’ Equity	$450,518	$510,715

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

(amounts in thousands, except share and per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Interest income
Loans, including fees	$12,079	$16,336	$3,930	$5,063
Taxable securities	875	888	304	284
Tax-exempt securities	110	266	32	72
Federal funds sold and other	211	220	60	78

Total interest income	13,275	17,710	4,326	5,497
Interest expense
Deposits	2,501	3,873	753	1,227
FHLB advances and federal funds purchased	108	261	—	78
Subordinated debentures and other	689	1,300	202	446

Total interest expense	3,298	5,434	955	1,751

Net interest income	9,977	12,276	3,371	3,746
Provision for loan losses	300	2,700	—	2,000

Net interest income after provision for loan losses	9,677	9,576	3,371	1,746
Noninterest income
Service charges on deposit accounts	1,276	1,256	444	433
Gain on sale of loans	75	137	26	36
Gain on sale of securities available for sale	182	1,215	—	686
Gain on sale of branch	—	1,466	—	—
Other	558	693	192	235

Total noninterest income	2,091	4,767	662	1,390
Noninterest expense
Salaries and employee benefits	4,889	5,479	1,632	1,771
Regulatory and compliance	877	1,070	279	328
Occupancy	732	964	241	326
Furniture and equipment	305	403	101	136
Data processing fees	794	890	272	277
Advertising and public relations	68	158	18	58
Operational expense	315	297	113	95
Other real estate owned expense	768	1,707	399	679
Other	2,137	2,650	688	859

Total noninterest expenses	10,885	13,618	3,743	4,529

Income (loss) before income tax expense	883	725	290	(1,393)

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Three Months and nine Months Ended September 30, 2013 and 2012

(Unaudited, Continued)

(amounts in thousands, except share and per share data)

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Income tax expense	—	—	—	—

Net income (loss)	883	725	290	(1,393)
Preferred stock dividends declared	(726)	(728)	(245)	(244)
Accretion of preferred stock discount	(148)	(140)	(50)	(48)

Net income (loss) available (allocated) to common shareholders	$9	$(143)	$(5)	$(1,685)

Income (loss) per share available (allocated) to common shareholders
Basic	$0.00	$(0.04)	$0.00	$(0.51)
Diluted	0.00	(0.04)	0.00	(0.51)
Weighted average common shares outstanding
Basic	3,274,551	3,274,049	3,274,716	3,274,183
Diluted	3,274,551	3,274,049	3,274,716	3,274,183
Comprehensive Income (Loss)
Net income (loss)	$883	$725	$290	$(1,393)
Reclassification adjustment for realized gains included in net income, net of $0 income taxes in 2012	112	750	—	424
Unrealized losses on securities, net of income taxes of $0 in 2013 and $0 in 2012	(2,351)	(1,688)	(112)	(803)

Comprehensive income (loss)	$(1,356)	$(213)	$178	$(1,772)

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2013

(Unaudited)

(amounts in thousands, except share and per share data)

	Common Shares	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Equity
Balance at January 1, 2013	3,274,305	$18,464	$28,588	$(36,319)	$(397)	$10,336
Accretion of discount on preferred stock	—	148	—	(148)		—
Sale of shares of common stock	419	—	2	—	—	2
Cash dividends declared on preferred stock	—	—	—	(726)	—	(726)
Net income	—	—	—	883	—	883
Reclassification adjustment for realized gains included in net income, net of $0 income tax	—	—	—	—	112	112
Change in unrealized loss on securities available for sale, net of $0 income tax					(2,351)	(2,351)

Balance at September 30, 2013	3,274,724	$18,612	$28,590	$(36,310)	$(2,636)	$8,256

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2013 and 2012

(Unaudited)

(amounts in thousands, except share and per share data )

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities
Net income	$883	$725
Adjustments to reconcile net income to net cash from operating activities
Depreciation	478	582
Amortization on securities, net	276	368
Core deposit intangible amortization	103	158
Provision for loan losses	300	2,700
Loans originated for sale	(4,168)	(7,485)
Proceeds from sale of loans	5,085	25,307
Gain on sale of loans	(75)	(137)
Decrease in accrued interest receivable	285	778
Increase in accrued interest payable	676	1,270
Increase in surrender value of bank owned life insurance	(205)	(218)
Gain on sale of securities	(182)	(1,215)
Loss on disposal of fixed assets	—	16
Gain on sale of branch	—	(1,466)
Net write down of other real estate owned	797	1,123
Compensation expense under stock based compensation	—	5
Change in other liabilities	797	2,993

Net cash from operating activities	5,050	25,504

Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(6,154)	(11,998)
Other	(18,284)	(35,100)
Sales:
Mortgage-backed securities	3,087	—
Other	588	12,437
Maturities, prepayments, and calls:
Mortgage-backed securities	6,295	5,986
Other	14,555	25,480
Net decrease in loans	13,395	46,582
Proceeds from sales of other real estate owned	3,914	9,767
Decrease in time deposits in other financial institutions	—	(250)
Net cash paid in connection with sale of branch operations	—	(25,691)
Additions to premises and equipment	(1,990)	(301)

Net cash from investing activities	15,406	26,912

Community First, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2013 and 2012

(Unaudited, Continued)

(amounts in thousands, except share and per share data)

	Nine Months Ended September 30,
	2013	2012
Cash flows from financing activities
Net decrease in deposits	(39,695)	(23,566)
Payments on Federal Home Loan Bank advances	(13,000)	(3,000)
Payments on repurchase agreements	(7,000)	—
Proceeds from issuance of common stock	2	3

Net cash used in financing activities	(59,693)	(26,563)

Net (decrease) increase in cash and cash equivalents	(39,237)	25,853
Cash and cash equivalents at beginning of period	94,877	76,742

Cash and cash equivalents at end of period	$55,640	$102,595

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$2,622	$4,230
Income taxes paid	8	6
Supplemental noncash disclosures
Transfers from loans to repossessed assets	202	5,715
Preferred stock dividends declared but not paid	726	728
Transfer to loans from loans held for sale	—	4,443
Components of sale of branch operations
Loans sold	—	7,102
Premises and equipment sold	—	81
Accrued interest receivable	—	22
Deposits sold	—	(34,446)
Accrued interest payable	—	(66)

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

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

The unaudited consolidated financial statements as of September 30, 2013 and for the nine-month and three-month periods ended September 30, 2013 and 2012 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the information. They do not include all the information and footnotes required by GAAP for complete financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the 2012 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013 (File No. 000-49966) (the “2012 Form 10-K”).

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

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

September 30, 2013

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

September 30, 2013

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

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS

Although the Company reported net income in 2012 and for the first nine months of 2013, the Company reported losses for each year from 2008 to 2011. The losses incurred by the Company were primarily the result of the economic recession that began in 2008 and the continued impacts of that recession and the resulting sluggish economic conditions. The Bank is a community bank that focuses heavily on commercial and residential development lending. As a result of the collapse of the housing market, many developments stalled, resulting in developers no longer being able to meet their payment obligations to the Bank. Also, during this time, market values for existing real estate properties decreased, which jeopardized the collateral securing the loans made by the Bank. The losses incurred by the Bank and the Company have contributed to both the Bank and the Company being subject to additional regulatory scrutiny and increased supervisory actions by regulators.

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

September 30, 2013

(Unaudited)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

Prompt corrective action regulations classify banks into one of five capital categories depending on how well they meet their minimum capital requirements. Although these terms are not used to represent the overall financial condition of a bank, the classifications are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. If adequately capitalized or worse, or subject to a written agreement, consent order, or cease and desist order requiring higher minimum capital levels as the Bank is, regulatory approval is required for the Bank to accept, renew or rollover brokered deposits. If a bank is classified as undercapitalized or worse, its capital distributions are restricted, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2013, the Bank’s capital ratios were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action and all ratios, with the exception of Tier 1 to Average Assets, were above those levels required by the Consent Order (as defined below) and the written agreement that the Bank has entered into with the Tennessee Department of Financial Institutions (the “Department”). The Company’s capital ratios are below what is required to be considered “adequately capitalized” under the regulatory framework. Two of the three capital ratios were considered “adequate”; however, the Tier 1 to Average Assets ratio was below the requirements to be considered “adequate”, which prohibits the Company from being “adequately capitalized”.

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

September 30, 2013

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

As of September 30, 2013, all of the plans required to be submitted to the FRB have been submitted and approved. Management believes that the Company is in full compliance with the requirements of the Written Agreement as of September 30, 2013.

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

September 30, 2013

(Unaudited)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

Consequently, at September 30, 2013, the Company had $3,528 of interest accrued on its subordinated debentures for which payment is being deferred. In addition, the Company had accumulated $2,547 in deferred dividends on the shares of Preferred Stock it had sold to the United States Department of the Treasury (the “U.S. Treasury”) under the TARP Capital Purchase Program (the “CPP”). Under the terms of the CPP, failure to pay dividends for six dividend periods triggers the U.S. Treasury’s right to elect two directors to an institution’s board. Since the Company has deferred payment of dividends on its Preferred Stock for more than six quarters, the U.S. Treasury now has the right to elect up to two directors to the Company’s board of directors.

Similarly, the sole subsidiary of the Bank, Community First Properties, Inc., also suspended the payment of dividends on its preferred stock beginning with the dividend payment due on December 31, 2011. At September 30, 2013, Community First Properties, Inc. had $31 of preferred stock dividends accrued for which payment is being deferred.

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

September 30, 2013

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

The Consent Order includes time frames to implement the foregoing and on-going compliance requirements for the Bank, such as quarterly progress reports to its regulators. At September 30, 2013, the Bank’s regulatory capital ratios, with the exception of Tier 1 to Average Assets, met the minimum regulatory capital ratios proscribed by the Consent Order. In accordance with the terms of the Consent Order, management has prepared and submitted a capital plan with the objective of attaining the capital ratios required by the Consent Order. Management has submitted a written plan to the FDIC to bring the Bank into compliance with the loan concentration component of the Consent Order, and that plan was approved by the FDIC.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid by the Bank in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements described above. As a result of its losses in 2011, the Bank is prohibited under applicable Tennessee law from declaring dividends without prior approval from the Department. The terms of the Consent Order with the FDIC and the written agreement with the Department also prohibit the Bank from paying dividends to the Company without prior approval from the FDIC and the Department. The Company is also restricted in the types and amounts of dividends it can pay because of its participation in the CPP and by the terms of the Written Agreement, which prohibits the Company from paying interest or dividends (including interest on the Company’s subordinated debentures and dividends on the Company’s Preferred Stock) without the FRB’s prior approval.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

Bank holding companies and banks are subject to various regulatory capital requirements administered by State and Federal banking agencies. The Company’s and the Bank’s capital amounts and ratios at September 30, 2013 and December 31, 2012, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions		Required by terms of Consent Order with FDIC
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2013
Total Capital to risk weighted assets
Community First Bank & Trust	$40,352	13.82%	$23,350	8.00%	$29,188	10.00%	$35,025	12.00%
Consolidated	23,708	8.12%	23,385	8.00%	29,232	10.00%	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$36,646	12.56%	$11,675	4.00%	$17,512	6.00%	$29,188	10.00%
Consolidated	13,332	4.56%	11,692	4.00%	17,539	6.00%	N/A	N/A
Tier 1 Capital to average assets
Community First Bank & Trust	$36,646	8.04%	$18,225	4.00%	$22,781	5.00%	$38,727	8.50%
Consolidated	13,332	2.91%	18,311	4.00%	N/A	N/A	N/A	N/A
December 31, 2012
Total Capital to risk weighted assets
Community First Bank & Trust	$39,038	12.65%	$24,684	8.00%	$30,854	10.00%	$37,025	12.00%
Consolidated	23,551	7.62%	24,734	8.00%	30,918	10.00%	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$35,108	11.38%	$12,342	4.00%	$18,513	6.00%	$30,854	10.00%
Consolidated	13,076	4.23%	12,367	4.00%	18,551	6.00%	N/A	N/A
Tier 1 Capital to average assets
Community First Bank & Trust	$35,108	6.46%	$21,741	4.00%	$27,176	5.00%	$46,199	8.50%
Consolidated	13,076	2.40%	21,811	4.00%	N/A	N/A	N/A	N/A

The sales of the Bank’s Murfreesboro, Tennessee branch location, on March 30, 2012, and Franklin, Tennessee branch location, on December 7, 2012, resulted in gains of $1,466 and $2,601, respectively. These gains contributed to the improvement in the Bank’s capital in 2012. However, despite the improvement, the Bank’s Tier 1 to Average Assets ratio as of September 30, 2013 was below what the Bank agreed to achieve under the terms of the Consent Order. Based on September 30, 2013 levels of average assets and risk-weighted assets, the required amount of additional Tier 1 capital necessary to meet the requirements of the Consent Order was approximately $2,100. The Bank’s capital ratios at September 30, 2013 were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action. The existence of the Consent Order requires regulators to continue to classify the Bank as “adequately capitalized” even though the capital levels would qualify as “well capitalized” if the Consent Order were not in place.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

The Company’s capital levels at September 30, 2013 were below those required to be considered “adequately capitalized” under applicable regulations. Two of the three capital ratios were considered “adequate”; however, the Tier 1 to Average Assets ratio was below the requirements to be considered “adequate”, which prohibits the Company from being considered “adequately capitalized”.

Management’s Plans

The Company is currently considering various options to increase capital levels at the Company and the Bank, including the sale of common or preferred stock of the Company or other assets, or alternatively the sale of the Company. Despite the income received from the branch sales and the Bank’s improved operating performance, the Bank’s Tier 1 leverage ratio remains below the level that the Bank is required to maintain in the Consent Order. Because the amount of cash available at the Company is not sufficient to pay the accrued but unpaid dividends on the Preferred Stock and interest on the subordinated debentures and contribute cash to the Bank, the Company will continue to seek additional alternatives to raise capital in order to assist the Bank in meeting its required capital levels under the Consent Order and the written agreement with the Department and the Company in meeting its required capital levels under the Written Agreement. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company. If a change in control was deemed to have occurred, certain IRS regulations related to the preservation of net operating loss carryforwards could subject the Company to risk of forfeiture of these tax benefits. The loss of these tax benefits would not cause the Company to recognize a direct reduction in cash, but rather would eliminate the tax benefits that the Company would otherwise be able to utilize to offset future year’s profits, if any, to reduce the Company’s tax liabilities. Continued failure by the Bank or the Company to comply with the terms of the Consent Order, the Written Agreement or the written agreement that the Bank has entered into with the Department, as applicable, may result in additional adverse regulatory action.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at September 30, 2013 and December 31, 2012 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), net of applicable income taxes:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2013
U.S. Government sponsored entities	$36,104	$3	$(1,247)	$34,860
Mortgage-backed (residential)	28,313	528	(326)	28,515
State and municipal	4,303	85	(2)	4,386

Total	$68,720	$616	$(1,575)	$67,761

December 31, 2012
U.S. Government sponsored entities	$30,750	$17	$(49)	$30,718
Mortgage-backed (residential)	31,673	1,105	—	32,778
State and municipal	5,477	220	—	5,697
Corporate	1,000	—	(13)	987

Total	$68,900	$1,342	$(62)	$70,180

The proceeds from sales of securities and the associated gains and losses are listed below:

	Nine months ended September 30,
	2013	2012
Proceeds	$3,675	$12,437
Gross gains	182	1,215
Gross losses	—	—

The amortized cost and fair value of the securities portfolio are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage backed securities are presented separately due to varying maturity dates as a result of prepayments.

	September 30, 2013
	Amortized Cost	Fair Value
Due in one year or less	$66	$66
Due after one through five years	13,684	13,503
Due after five through ten years	21,813	21,006
Due after ten years	4,844	4,671
Mortgage backed (residential)	28,313	28,515

Total	$68,720	$67,761

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 4 – SECURITIES AVAILABLE FOR SALE (Continued)

At September 30, 2013 and December 31, 2012, respectively, securities totaling $38,975 and $49,272 were pledged to secure public deposits and, in the case of December 31, 2012, repurchase agreements.

At September 30, 2013 and December 31 2012, the Company held no securities for which the aggregate face amount of investments is greater than 10% of the Company’s shareholders’ equity as of September 30, 2013 and December 31, 2012, respectively.

The following table summarizes securities with unrealized losses at September 30, 2013 and December 31, 2012 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2013 Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$32,856	$(1,247)	$—	$—	$32,856	$(1,247)
Mortgage backed (residential)	12,102	(326)	—	—	12,102	(326)
State and municipal	431	(2)	—	—	431	(2)

Total temporarily impaired	$45,389	$(1,575)	$—	$—	$45,389	$(1,575)

	Less than 12 Months		12 Months or More		Total
December 31, 2012 Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$13,701	$(49)	$—	$—	$13,701	$(49)
Corporate	—	—	987	(13)	987	(13)

Total temporarily impaired	$13,701	$(49)	$987	$(13)	$14,688	$(62)

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

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

As of September 30, 2013, the Company’s securities portfolio consisted of 105 securities, 54 of which were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company did not have at September 30, 2013 the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2013.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 4 – SECURITIES AVAILABLE FOR SALE (Continued)

The table below presents a rollforward for the three month and nine month periods ended September 30, 2013 and 2012 of the credit losses recognized in earnings:

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Beginning Balance	$6,338	$6,338	$—	$6,338
Additions for credit losses on securities for which no previous other-than-temporary impairment was recognized	—	—	—	—
Reduction for credit losses on securities for which no recovery has been received and for which no recovery is expected	(6,338)	—	—	—

Ending Balance	$—	$6,338	$—	$6,338

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

September 30, 2013

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements at September 30, 2013 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. government sponsored entities	$34,860	$34,860	$—
Mortgage-backed (residential)	28,515	28,515	—
State and municipal	4,386	4,280	106

Total available for sale securities	67,761	67,655	106
Loans held for sale	79	79	—

		Fair Value Measurements at December 31, 2012 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. government sponsored entities	$30,718	$30,718	$—
Mortgage-backed (residential)	32,778	32,778	—
State and municipal	5,697	5,589	108
Corporate	987	—	987

Total available for sale securities	70,180	69,085	1,095
Loans held for sale	921	921	—

There were no transfers among fair value pricing levels during the nine months ended September 30, 2013 and 2012.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine month and three month periods ended September 30, 2013 and 2012:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Corporate Securities
	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Beginning balance	$987	$968	$987	$977
Securities Matured	(987)	—	(987)	—
Change in fair value	—	12	—	3

Ending balance	$—	$980	$—	$980

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	State and County Municipal Securities
	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Beginning balance	$108	$4,427	$107	$1,112
Securities sold	—	(4,396)	—	(1,008)
Change in fair value	(2)	78	(1)	5

Ending balance	$106	$109	$106	$109

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	September 30, 2013
	Carrying Value	Fair Value Measurements using other significant unobservable inputs (Level 3)
Assets:
Impaired loans:
Real estate construction	$4,583	$4,583
1-4 Family residential	4,940	4,940
Commercial real estate	3,090	3,090
Commercial, financial and agricultural	10	10
Other loans	1,053	1,053

Total impaired loans	13,676	13,676
Other real estate owned:
Construction and development	6,083	6,083
1-4 Family residential	185	185
Non-farm, non-residential	4,721	4,721

Total other real estate owned	10,989	10,989

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

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

Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $16,263, with a valuation allowance of $2,587, resulting in an additional provision for loan losses of $262 for the nine-month period ended September 30, 2013, compared to an additional provision of $2,700 in the first nine months of 2012. Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $15,840, with a valuation allowance of $1,565, resulting in an additional provision for loan losses of $1,306 for the year ended December 31, 2012.

Other real estate owned, measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $10,989, which is made up of the outstanding balance of $13,118, net of a valuation allowance of $2,129 at September 30, 2013, resulting in a write-down of $829 charged to expense in the nine months ended September 30, 2013, compared to a write-down of $524 charged to expense in the first nine months of 2012. Net carrying amount was $6,378 at December 31, 2012, which was made up of the outstanding balance of $8,010, net of a valuation allowance of $1,632.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments at fair value on a non-recurring basis at September 30, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (1)
Impaired Loans:
Real estate construction	$4,583	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (21.0%) (8.9%)
1-4 Family residential	4,940	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (0.0%) (0.0%)
Commercial real estate	3,090	Sales comparison approach	Adjustment for differences between the comparable sales	(9.0%) – (9.0%) (9.0%)
Commercial, financial and agricultural	10	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (0.0%) (0.0%)
Other loans	1,053	Sales comparison approach	Adjustment for differences between the comparable sales	(10.0%) – (17.0%) (11.4%)
Other real estate owned:
Construction and development	6,083	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (22.0%) (3.4%)
1-4 Family residential	185	Sales comparison approach	Adjustment for differences between the comparable sales	(7.5%) – (10.0%) (8.9%)
Non-farm, non-residential	4,721	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (0.0%) (0.0%)

(1)	The range presented in the table reflects the discounts applied by the independent appraiser in arriving at their conclusion of market value. Management applies an additional 15% discount to the appraiser’s conclusion of market value to arrive at fair value.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 5 – FAIR VALUE (Continued)

Carrying amount and estimated fair values of significant financial instruments at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$55,640	$55,640	$55,640	$—	$—
Time deposits in other financial institutions	1,000	1,002	—	1,002	—
Securities available for sale	67,761	67,761	—	67,655	106
Loans held for sale, at fair value	79	79	—	79	—
Loans, net of allowance	276,360	275,137	—	—	275,137
Restricted equity securities	1,727	NA	NA	NA	NA
Accrued interest receivable	1,092	1,092	4	255	833
Financial liabilities
Deposits with stated maturities	221,433	222,585	—	222,585	—
Deposits without stated maturity	187,818	187,818	187,818	—	—
Accrued interest payable	4,304	4,304	1	775	3,528
Subordinated debentures	23,000	11,500	—	—	11,500

	December 31, 2012
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$94,877	$94,877	$94,877	$—	$—
Time deposits in other financial institutions	1,000	1,000	—	1,000	—
Securities available for sale	70,180	70,180	—	69,085	1,095
Loans held for sale, at fair value	921	921	—	921	—
Loans, net of allowance	297,114	299,039	—	—	299,039
Restricted equity securities	1,727	NA	NA	NA	NA
Accrued interest receivable	1,377	1,377	8	255	1,114
Financial liabilities
Deposits with stated maturities	280,024	280,422	—	280,422	—
Deposits without stated maturity	168,922	168,922	168,922	—	—
Accrued interest payable	3,628	3,628	3	692	2,933
Repurchase agreements	7,000	7,046	—	—	7,046
Federal Home Loan Bank advances	13,000	13,096	—	13,096	—
Subordinated debentures	23,000	12,500	—	—	12,500

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

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

NOTE 6 – LOANS

Loans outstanding by category at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
Real estate construction:
Residential construction	$7,801	$9,485
Other construction	21,695	27,163
1-4 Family residential:
Revolving, open ended	21,806	25,111
First liens	85,603	84,555
Junior liens	2,287	3,268
Commercial real estate:
Farmland	7,950	7,670
Owner occupied	38,793	39,541
Non-owner occupied	64,128	68,381
Other real estate secured loans	5,539	5,726
Commercial, financial and agricultural:
Agricultural	722	928
Commercial and industrial	20,835	26,980
Consumer	5,479	5,707
Tax exempt	61	72
Other	2,024	2,294

	$284,723	$306,881

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 6 – LOANS (Continued)

The following tables present activity in allowance for loan losses and the outstanding loan balance by portfolio segment and are based on impairment methods as of September 30, 2013 and 2012. The balances for “recorded investment” in the following tables related to credit quality do not include approximately $0, $1,068 and $1,520 in accrued interest receivable at September 30, 2013, September 30, 2012 and December 31, 2012, respectively. Accrued interest receivable is a component of the Company’s recorded investment in loans.

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Nine months ended September 30, 2013
Activity in the allowance for loan losses:
Beginning Balance	$1,938	$4,133	$1,514	$226	$994	$14	$—	$368	$580	$9,767
Charge-offs	—	(753)	(577)	—	(550)	(5)	—	(42)	—	(1,927)
Recoveries	19	68	29	—	78	7	—	22	—	223
Provision	(493)	(171)	575	(145)	119	7	—	454	(46)	300

Total ending allowance balance	$1,464	$3,277	$1,541	$81	$641	$23	$—	$802	$534	$8,363

Nine months ended September 30, 2012
Activity in the allowance for loan losses:
Beginning Balance	$4,809	$5,564	$3,505	$244	$1,394	$84	$—	$3,337	$609	$19,546
Charge-offs	(2,819)	(1,261)	(833)	—	(581)	(112)	—	(5,884)	—	(11,490)
Recoveries	35	189	77	—	44	6	—	18	—	369
Provision	254	(239)	(96)	31	155	29	—	2,538	28	2,700
Transfers due to potential branch sale	48	320	37	—	64	12	—	—	—	481
Transfers due to completed branch sale	2	15	—	—	1	—	—	—	—	18

Total ending allowance balance	$2,329	$4,588	$2,690	$275	$1,077	$19	$—	$9	$637	$11,624

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 6 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Three months ended September 30, 2013
Activity in the allowance for loan losses:
Beginning Balance	$1,509	$3,571	$2,016	$82	$624	$24	$—	$703	$525	$9,054
Charge-offs	—	(47)	(575)	—	(101)	(1)	—	(9)	—	(733)
Recoveries	16	8	8	—	2	1	—	7	—	42
Provision	(61)	(255)	92	(1)	116	(1)	—	101	9	—

Total ending allowance balance	$1,464	$3,277	$1,541	$81	$641	$23	$—	$802	$534	$8,363

Three months ended September 30, 2012
Activity in the allowance for loan losses:
Beginning Balance	$4,000	$5,232	$2,674	$275	$1,297	$44	$—	$528	$622	$14,672
Charge-offs	(2,130)	(151)	—	—	(453)	(13)	—	(2,505)	—	(5,252)
Recoveries	5	2	—	—	16	1	—	9	—	33
Provision	458	(652)	(4)	—	231	(25)	—	1,977	15	2,000
Transfers due to completed branch sale	(4)	157	20	—	(14)	12	—	—	—	171

Total ending allowance balance	$2,329	$4,588	$2,690	$275	$1,077	$19	$—	$9	$637	$11,624

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 6 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Ending allowance balance attributable to loans at September 30, 2013:
Individually evaluated for impairment	$645	$565	$420	$—	$179	$—	$—	$800	$—	$2,609
Collectively evaluated for Impairment	819	2,712	1,121	81	462	23	—	2	534	5,754

Total ending allowance balance	$1,464	$3,277	$1,541	$81	$641	$23	$—	$802	$534	$8,363

Ending allowance balance attributable to loans at December 31, 2012:
Individually evaluated for impairment	$951	$593	$318	$70	$12	$—	$—	$363	$—	$2,307
Collectively evaluated for Impairment	987	3,540	1,196	156	982	14	—	5	580	7,460

Total ending allowance balance	$1,938	$4,133	$1,514	$226	$994	$14	$—	$368	$580	$9,767

Loans at September 30, 2013:
Individually evaluated for impairment	$11,802	$7,291	$4,742	$120	$188	$14	$—	$1,853		$26,010
Collectively evaluated for impairment	17,694	102,405	106,129	5,419	21,369	5,465	61	171		258,713

Total loans balance	$29,496	$109,696	$110,871	$5,539	$21,557	$5,479	$61	$2,024		$284,723

Loans at December 31, 2012:
Individually evaluated for impairment	$15,358	$6,689	$6,943	$2,330	$382	$—	$—	$1,853		$33,555
Collectively evaluated for impairment	21,290	106,245	108,649	3,396	27,526	5,707	72	441		273,326

Total loans balance	$36,648	$112,934	$115,592	$5,726	$27,908	$5,707	$72	$2,294		$306,881

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 6 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the nine months ended September 30, 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$—	$—	$—	$633	$—	$—
Other construction	6,564	6,564	—	7,507	1	1
1-4 Family residential:
Revolving, open ended	40	40	—	170	1	1
First liens	1,593	1,593	—	1,837	38	42
Junior liens	83	83	—	70	2	2
Commercial real estate:
Owner occupied	1,092	1,092	—	1,095	35	37
Non-owner occupied	—	—	—	1,028	—	—
Other real estate loans	120	120	—	123	—	—
Commercial, financial and agricultural:
Agricultural	2	1	—	1	—	—
Commercial and industrial	20	9	—	95	1	1
Consumer	2	2	—	1	—	—

Total with no related allowance recorded	9,516	9,504	—	12,560	78	84

With an allowance recorded:
Real estate construction:
Residential construction	2,779	2,779	170	2,921	—	—
Other construction	2,459	2,459	475	2,899	18	18
1-4 Family residential:
Revolving, open ended	180	180	132	378	2	4
First Liens	5,395	5,395	433	5,022	155	125
Junior Liens	—	—	—	87	—	—
Commercial real estate:
Owner occupied	1,852	1,852	278	1,863	96	101
Non-owner occupied	3,753	1,798	142	1,584	5	6
Other real estate loans	—	—	—	1,100	—	—
Commercial, financial and agricultural:
Agricultural	—	—	—	—	—	—
Commercial and industrial	179	179	179	375	(35)	—
Consumer	12	12	—	7	1	1
Other loans	6,227	1,853	800	1,853	—	—

Total with an allocated allowance recorded	22,836	16,507	2,609	18,089	242	255

Total	$32,352	$26,011	$2,609	$30,649	$320	$339

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 6 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2013:

	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$—	$—	$—
Other construction	6,913	(14)	(14)
1-4 Family residential:
Revolving, open ended	319	—	(6)
First liens	1,422	23	24
Junior liens	70	—	—
Commercial real estate:
Owner occupied	1,093	12	12
Non-owner occupied	—	—	—
Other real estate loans	121	—	—
Commercial, financial and agricultural:
Agricultural	1	—	—
Commercial and industrial	15	—	—
Consumer	2	—	—

Total with no related allowance recorded	9,956	21	16

With an allowance recorded:
Real estate construction:
Residential construction	2,839	—	—
Other construction	3,249	(1)	(1)
1-4 Family residential:
Revolving, open ended	180	1	1
First Liens	5,372	64	43
Junior Liens	—	—	—
Commercial real estate:
Owner occupied	1,858	32	32
Non-owner occupied	2,028	(65)	(64)
Other real estate loans	—	—	—
Commercial, financial and agricultural:
Agricultural	1	—	—
Commercial and industrial	315	(35)	—
Consumer	14	1	1
Other loans	1,853	—	—

Total with an allocated allowance recorded	17,709	(3)	12

Total	$27,665	$18	$28

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 6 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the Nine months ended September 30, 2012:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$2,173	$896	$—	$3,443	$11	$11
Other construction	13,924	10,709	—	9,205	—	—
1-4 Family residential:
Revolving, open ended	—	—	—	—	—	—
First liens	3,321	3,320	—	4,487	102	112
Junior liens	—	—	—	—	—	—
Commercial real estate:
Farmland	485	234	—	234	—	—
Owner occupied	1,445	1,445	—	847	41	40
Non-owner occupied	10,924	10,925	—	4,483	782	845
Other real estate secured loans
Commercial, financial and agricultural:
Commercial and industrial	—	—	—	94	—	—
Consumer	—	—	—	18	—	—
Other Loans	6,227	1,853	—	1,107	—	—

Total with no related allowance recorded	38,499	29,382	—	23,918	936	1,008

With an allowance recorded:
Real estate construction:
Residential construction	4,273	4,158	614	2,001	137	149
Other construction	2,979	2,979	913	4,246	47	64
1-4 Family residential:
Revolving, open ended	575	575	121	589	(3)	2
First Liens	3,422	3,422	320	2,690	195	170
Junior Liens	264	264	185	267	42	13
Commercial real estate:
Farmland	—	—	—	—	—	—
Owner occupied	1,725	1,725	292	1,267	114	114
Non-owner occupied	5,167	5,168	1,452	4,849	124	149
Other real estate secured loans	2,213	2,213	72	2,222	118	119
Commercial, financial and agricultural:
Commercial and industrial	146	146	55	173	1	1
Consumer	4	4	5	98	—	—
Other loans	—	—	—	4,642	—	—

Total with an allocated allowance recorded	20,768	20,654	4,029	23,044	775	781

Total	$59,267	$50,036	$4,029	$46,962	$1,711	$1,789

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 6 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2012:

	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$1,001	$11	$11
Other construction	10,057	(1)	—
1-4 Family residential:
Revolving, open ended	—	—	—
First liens	3,564	38	39
Junior liens	—	—	—
Commercial real estate:
Farmland	234	—	—
Owner occupied	1,445	16	17
Non-owner occupied	6,540	717	779
Other real estate secured loans
Commercial, financial and agricultural:
Commercial and industrial	—	—	—
Consumer	1	—	—
Other Loans	1,550	—	—

Total with no related allowance recorded	24,392	781	846

With an allowance recorded:
Real estate construction:
Residential construction	4,363	62	60
Other construction	4,322	55	51
1-4 Family residential:
Revolving, open ended	637	(2)	—
First Liens	3,804	64	42
Junior Liens	132	42	13
Commercial real estate:
Farmland	—	—	—
Owner occupied	863	114	114
Non-owner occupied	9,569	(317)	—
Other real estate secured loans	2,216	49	45
Commercial, financial and agricultural:
Commercial and industrial	227	—	—
Consumer	11	—	—
Other loans	1,547	—	—

Total with an allocated allowance recorded	27,691	67	325

Total	$52,083	$848	$1,171

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 6 – LOANS (Continued)

Troubled Debt Restructurings

The Company has $23,607 of loans with allocated specific reserves of $1,968 to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2013 compared to $28,451 with allocated specific reserves of $1,596 at December 31, 2012. The Company lost $121 and $183 of interest income in the nine months and $36 and $49 of interest income in the three months ended September 30, 2013 and 2012, respectively, that would have been recorded in interest income if the specific loans had not been restructured. The Bank had no commitments to lend additional funds to loans classified as troubled debt restructurings at September 30, 2013 or December 31, 2012.

During the first nine months of 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or granting of amortization terms for balloon notes that are longer than the Bank’s typical practice.

Modifications involving a reduction of the stated interest rate and extension of the maturity date of the loan were for periods ranging from six months to two years.

Loans classified as troubled debt restructurings are included in impaired loans.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 6 – LOANS (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the first nine months of 2013 and 2012:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
September 30, 2013
Real estate construction:
Other construction	3	$1,365	$1,365
1-4 Family residential:
Revolving, open ended	1	6	6
First liens	8	5,575	5,575
Commercial real estate:
Owner occupied	1	162	162
Commercial, financial and agricultural
Agricultural	1	1	1
Commercial and industrial	2	21	21
Consumer	5	16	16

Total	21	$7,146	$7,146

September 30, 2012
Real estate construction:
Residential construction	1	$737	$737
Other construction	2	6,552	6,552
1-4 Family residential:
First liens	15	6,062	6,062
Junior liens	1	9	9
Commercial real estate:
Owner occupied	2	2,823	2,823
Non-owner occupied	4	13,971	13,971
Other real estate secured loans	3	1,246	1,246

Total	28	$31,400	$31,400

Troubled debt restructurings described above had an outstanding balance of $7,076 at September 30, 2013 and increased the allowance for loan losses by $38 during the first nine months of 2013. Troubled debt restructurings still accruing interest totaled $8,439 and $9,038 at September 30, 2013 and December 31, 2012, respectively.

A loan is considered to be in payment default once it is more than 90 days contractually past due under the modified terms. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the first nine months of 2013 or 2012.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 6 – LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing by class of loans as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Nonaccrual	Loans past due over 90 days still accruing	Nonaccrual	Loans past due over 90 days still accruing
Real estate construction:
Residential construction	$2,779	$—	$3,976	$—
Other construction	9,001	—	10,507	—
1-4 Family residential:
Revolving, open ended	120	—	616	—
First Liens	1,439	—	4,396	—
Junior Liens	—	—	74	—
Commercial real estate:
Farmland	—	—	1,304	—
Owner occupied	324	—	54	—
Non-owner occupied	2,158	—	1,775	—
Other real estate loans	120	—	126	—
Commercial, financial and agricultural:
Agricultural	—	—	—	—
Commercial and industrial	1,798	—	282	—
Consumer	—	—	12	—
Other loans	1,855	—	1,853	—

Total	$19,594	$—	$24,975	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 6 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans, including nonaccrual loans as of September 30, 2013 and December 31, 2012 by class of loans:

September 30, 2013	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real estate construction:
Residential construction	$—	$—	$—	$—	$7,801	$7,801
Other construction	97	—	151	248	21,447	21,695
1-4 Family residential:
Revolving, open ended	110	—	120	230	21,576	21,806
First Liens	763	451	308	1,522	84,081	85,603
Junior Liens	120	—	—	120	2,167	2,287
Commercial real estate:
Farmland	—	—	—	—	7,950	7,950
Owner occupied	—	—	324	324	38,469	38,793
Non-owner occupied	—	150	506	656	63,472	64,128
Other real estate secured loans	—	—	—	—	5,539	5,539
Commercial, financial and agricultural:
Agricultural	—	—	—	—	722	722
Commercial and industrial	—	9	1,798	1,807	19,028	20,835
Consumer	5	—	—	5	5,474	5,479
Tax exempt	—	—	—	—	61	61
Other loans	—	—	1,855	1,855	169	2,024

Total	$1,095	$610	$5,062	$6,767	$277,956	$284,723

December 31, 2012	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real estate construction:
Residential construction	$—	$—	$825	$825	$8,660	$9,485
Other construction	86	12	1,359	1,457	25,706	27,163
1-4 Family residential:
Revolving, open ended	695	57	616	1,368	23,743	25,111
First Liens	1,490	121	3,685	5,296	79,259	84,555
Junior Liens	86	—	—	86	3,182	3,268
Commercial real estate:
Farmland	—	—	1,311	1,311	6,359	7,670
Owner occupied	769	324	54	1,147	38,394	39,541
Non-owner occupied	361	370	1,775	2,506	65,875	68,381
Other real estate secured loans	—	—	—	—	5,726	5,726
Commercial, financial and agricultural:
Agricultural	3	—	—	3	925	928
Commercial and industrial	5,258	—	245	5,503	21,477	26,980
Consumer	55	23	1,865	1,943	3,764	5,707
Tax exempt	—	—	—	—	72	72
Other loans	23	14	—	37	2,257	2,294

Total	$8,826	$921	$11,735	$21,482	$285,399	$306,881

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 6 – LOANS (Continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2013 and December 31, 2012, and based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

September 30, 2013	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction:
Residential construction	$4,580	$442	$—	$—	$—
Other construction	3,953	7,549	—	1,169	—
1-4 Family residential:
Revolving, open ended	19,652	681	—	1,253	—
First Liens	67,114	6,329	44	5,128	—
Junior Liens	1,951	253	—	—	—
Commercial real estate:
Farmland	5,093	1,143	—	1,714	—
Owner occupied	26,987	6,544	—	2,318	—
Non-owner occupied	54,523	4,896	—	2,911	—
Other real estate loans	835	3,881	—	703	—
Commercial, financial and agricultural:
Agricultural	676	45	—	—	—
Commercial and industrial	18,950	1,528	9	160	—
Consumer	5,291	10	—	164	—
Tax exempt	61	—	—	—	—
Other loans	169	—	—	2	—

Total	$209,835	$33,301	$53	$15,522	$—

December 31, 2012	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction:
Residential construction	$1,625	$3,162	$—	$—	$—
Other construction	7,765	7,169	—	1,569	—
1-4 Family residential:
Revolving, open ended	21,608	1,150	25	1,753	—
First Liens	51,698	17,885	822	8,373	—
Junior Liens	2,600	261	—	70	—
Commercial real estate:
Farmland	3,907	1,449	—	2,314	—
Owner occupied	27,737	8,349	—	636	—
Non-owner occupied	53,614	3,942	—	6,701	—
Other real estate loans	961	—		2,435	—
Commercial, financial and agricultural:
Agricultural	925	—	—	3	—
Commercial and industrial	20,829	4,339		1,430	—
Consumer	5,404	64	23	216	—
Tax exempt	72	—	—	—	—
Other loans	404	37	—	—	—

Total	$199,149	$47,807	$870	$25,500	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

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

	Nine months ended September 30,		Three months ended September 30,
	2013	2012	2013	2012
Basic
Net income	$883	$725	$290	$(1,393)
Less: Earnings allocated to preferred stock	(726)	(728)	(245)	(244)
Less: Accretion of preferred stock discount	(148)	(140)	(50)	(48)

Net Income (loss) available (allocated) to common stock	$9	$(143)	$(5)	$(1,685)

Weighted average common shares	3,274,551	3,274,049	3,274,716	3,274,183

Basic net income (loss) per share	$0.00	$(0.04)	$0.00	$(0.51)

Diluted
Net income (loss) available (allocated) to common stock	$9	$(143)	$(5)	$(1,685)

Weighted average common shares	3,274,551	3,274,049	3,274,716	3,274,183
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—

Average common shares and dilutive potential common shares outstanding	3,274,551	3,274,049	3,274,716	3,274,183

Diluted net income (loss) per share	$0.00	$(0.04)	$0.00	$(0.51)

At September 30, 2013 and 2012, respectively, stock options for 60,200 and 79,900 shares of common stock were not considered in computing diluted net income per share for the nine month and three month periods ended September 30, 2013 and 2012 because they were antidilutive.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2013

(Unaudited)

NOTE 8 – INCOME TAXES

The Company recorded no tax expense during the first nine months of 2013. During 2010, the Company established a valuation allowance against all of its deferred tax assets and has maintained that valuation allowance through the first nine months of 2013. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. Because the Company has recorded a valuation allowance against its deferred tax assets, any deferred tax benefit or expense will be offset by a corresponding increase or decrease, respectively, to the valuation allowance. Until the reversal of the deferred tax valuation allowance, tax benefit or expense from current year operations is expected to be minimal.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

(amounts in thousands, except share and per share data)

The following discussion compares the financial condition of the Company at September 30, 2013 to December 31, 2012, and the results of operations for the nine months and three months ended September 30, 2013 and 2012. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 15, 2013 (File No. 000-49966) (the “2012 Form 10-K”) and in other reports we file with the SEC from time to time, and the following:

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

FINANCIAL CONDITION

At September 30, 2013, total assets were $450,518 and total liabilities were $442,262. Total assets decreased $60,197 or 11.8% compared to $510,715 at December 31, 2012. Total liabilities decreased $58,117 or 11.6% compared to $500,379 at December 31, 2012. The decrease in both assets and liabilities was caused by maturities of deposits, Federal Home Loan Bank (“FHLB”) advances, the repurchase agreement, and their corresponding uses of cash. Total equity decreased 20.1%, or $2,080, to $8,590 at September 30, 2013 compared to $10,336 at December 31, 2012. The decrease in equity is primarily due to losses in other comprehensive income during the first nine months of 2013 caused by market fluctuations in securities available for sale.

FINANCIAL CONDITION (Continued)

Cash and Cash Equivalents

Cash and cash equivalents were $55,640 at September 30, 2013 compared to $94,877 at December 31, 2012. This decrease is primarily due to maturities of deposits, FHLB advances and the repurchase agreement. The Bank has continued to maintain unusually high cash balances during 2013 due to the availability of excess liquidity in the Bank’s market area coupled with reduced loan demand as a result of weak economic conditions.

Loans

Total loans (excluding loans held for sale) at September 30, 2013 were $284,723, compared to $306,881 at December 31, 2012, a decrease of $22,158 or 7.2%. The decrease in loans during the first nine months of 2013 is due to regular loan payments outpacing demand for new loans and additional foreclosure activity.

Loans in the portfolio at September 30, 2013 of approximately $55,556, or 19.5%, are at a variable rate of interest, $209,581, or 73.6%, are at a fixed rate, and $19,585, or 6.9%, are nonaccrual. $113,491, or 39.9%, of total loans reprice within one year of September 30, 2013. As market rates dropped during the economic recession, management implemented rate floors for many variable rate loans in an effort to protect the Bank’s net interest margin. As a result, when market rates begin to rise, loans at their floor will not reprice at higher rates until market rates rise above their contractual floor rates. Only the loans noted above that have variable rates not at a floor rate will reprice with the first increase in market rates. The existence of these rate floors may negatively impact our net interest margin when rates begin to rise, at least until rates rise above these floors.

On September 30, 2013, the Company’s loan to deposit ratio (including loans held for sale) was 69.6%, compared to 68.6% at December 31, 2012. Management expects loan demand to modestly improve through the remainder of 2013, which should slow or stop the decline in gross loans, though foreclosure activity could result in some additional decreases in loan balances. Management anticipates that there will not be significant growth in loans until there are indicators of significant improvements in both the local and national economy, leading customers to begin spending more and resulting in increased demand. If the Company’s deposit growth among core deposit customers continues to outpace its loan demand, the Company’s net interest margin may be adversely affected as the funds from these deposits may be invested in securities and other interest earning assets that offer lower yields than loans.

FINANCIAL CONDITION (Continued)

Securities Available for Sale

Set forth below is a table showing the carrying amount and breakdown of the Company’s securities available for sale at September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
U.S. government sponsored entities	$34,860	51.4%	$30,718	43.8%
Mortgage-backed (residential)	28,515	42.1%	32,778	46.7%
State and municipal	4,386	6.5%	5,697	8.1%
Corporate	—	—%	987	1.4%

Total	$67,761	100.0%	$70,180	100.0%

The Company’s securities portfolio is used to, among other things, provide yield and for pledging purposes to secure public fund deposits. As of September 30, 2013, the carrying value of securities decreased $2,419 to $67,761, compared to $70,180 at December 31, 2012. Securities available for sale as a percentage of total assets was 15.0% at September 30, 2013, compared to 13.7% at December 31, 2012. Net unrealized loss on securities available for sale was $959 at September 30, 2013, compared to a net unrealized gain of $1,280 at December 31, 2012. Changes in interest rates in the securities market combined with realizing $182 in gains through security sales caused this fluctuation in the net unrealized gain (loss). Management is continually monitoring the credit quality of the Bank’s investments and believes that the unrealized losses that existed in the Bank’s portfolio at September 30, 2013 are temporary based on the bond ratings and anticipated recovery of bonds held. At September 30, 2013, the Company did not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

Other Real Estate Owned

At September 30, 2013, other real estate owned (“ORE”) totaled $22,117, an increase of $2,348 from $19,769 at December 31, 2012. This increase is due to the Company foreclosing on two large properties during the third quarter of 2013. One of these properties is expected to sell by the end of 2013. The balance of ORE is comprised of properties acquired through or in lieu of foreclosure on real estate loans, property acquired by the Company for future Bank branch locations that is no longer intended for that purpose and is currently held for sale, and loans made to facilitate the sale of ORE properties that are required to be reported as ORE (“FAS 66 Loans”). The balances recorded for each individual property are based on appraisals that are not more than twelve months old, discounted by an additional 15%. The additional 15% discount was adopted by the Company beginning in the third quarter of 2010 based on an analysis of actual recoveries of ORE balances, including selling costs. Based on that analysis, the Company recorded a valuation allowance of $346 (recognized through ORE expense) in the third quarter of 2010. In addition, the Company began applying the additional 15% discount in its determination of specific reserves for impaired loans that are collateral dependent. As a result, the majority of the financial loss incurred by the Company as a result of the 15% discount has been recognized through loan charge-offs and the provision for loan losses at the time the property is transferred to ORE, with the foreclosed property being transferred into ORE at the discounted value. The Company annually updates its analysis regarding the additional 15% discount. Should such updates indicate that a change in the 15% discount is warranted, the Company would implement the change accordingly and that change would be applied to all properties that are subsequently moved into ORE. Additional write-downs of individual properties typically occur when the results of updated appraisals and further application of the 15% discount on the value reflected in the updated appraisal indicates that the value of the respective property has declined. The Company obtains updated appraisals for ORE properties at least annually. These write-downs are recognized in the quarterly period in which the appraisal is accepted by the Company.

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

The following table shows a breakdown of the ORE portfolio by category as of the end of the periods indicated:

	September 30, 2013		June 30, 2013		March 31, 2013		December 31, 2012
Bank Premises	$484	2.2%	$484	2.6%	$484	2.5%	$484	2.4%
Rental	11,382	51.5%	7,675	41.5%	7,997	41.5%	8,384	42.4%
Non-rental	1,083	4.9%	493	2.7%	382	2.0%	1,041	5.3%
Auction	21	0.1%	235	1.3%	336	1.7%	344	1.7%
Land	9,147	41.3%	9,589	51.9%	10,050	52.3%	9,516	48.2%

Total	$22,117	100.0%	$18,476	100.0%	$19,249	100.0%	$19,769	100.0%

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

FINANCIAL CONDITION (Continued)

The following table provides activity within the ORE portfolio in terms of individual parcels for the three-month and nine-month periods ended on the dates indicated:

	Rental	Non-rental	Auction	Land
Three Months Ended September 30, 2013
Foreclosures	2	1	—	—
Sales	—	—	2	1
Three Months Ended September 30, 2012
Foreclosures	1	1	—	3
Sales	7	2	3	—
Nine Months Ended September 30, 2013
Foreclosures	13	2	—	3
Sales	18	3	9	6
Weighted average age of properties held at period end (months)	11.7	5.1	28.1	21.2
Nine Months Ended September 30, 2012
Foreclosures	8	2	1	5
Sales	17	7	32	7
Weighted average age of properties held at period end (months)	9.0	7.0	29.3	12.2

The following table sets forth information related to the largest five ORE properties held by the Company as of September 30, 2013:

Property Description	Original loan classification	Original Loan Amount	Charge-off prior to transfer into ORE	Write-down after transfer into ORE	Carrying Balance
Unimproved land	Real estate construction	$5,000	$905	$374	$3,111
Retail Commercial Property	Commercial Real estate	4,950	—	—	2,690
Retail Commercial Property	Commercial Real Estate	2,200	576	—	1,534
Unimproved land	Real estate construction	2,546	196	85	927
Mixed Use Commercial Property	Commercial Real estate	3,684	1,536	196	850

The following table sets forth information related to the largest five ORE properties held by the Company as of December 31, 2012:

Property Description	Original loan classification	Original Loan Amount	Charge-off prior to transfer into ORE	Write-down after transfer into ORE	Carrying Balance
Unimproved land	Real estate construction	$5,000	$905	$—	$3,485
Mixed use commercial property	Commercial Real estate	3,684	1,536	—	1,046
Unimproved land	Real estate construction	2,546	196	85	927
Mini storage facility	Commercial Real estate	887	—	—	784
Mobile home park/ mini storage facility	Commercial Real estate	959	—	82	765

FINANCIAL CONDITION (Continued)

Each of the ORE properties identified in the September 30, 2013 table above is listed with a real estate agent and is also listed as available for sale on the Bank’s website. The properties classified as unimproved land were, at the time the loans were made, intended to be developed. The property carried at $3,111 is commercial property located in an area that remains significantly and negatively impacted by the downturn in the real estate market. Although the Company continues to actively market the property, management anticipates that it could take a significant amount of time to sell the property. The property carried at $927 is located in a residential area that was also negatively impacted by the downturn in the economy. The property carried at $1,534 is an income producing commercial property that is currently under a purchase contract to allow the buyer time to complete a due diligence study. The sale is expected to close in the fourth quarter of 2013. The Company continues to market the remaining rental properties, but because of the income producing nature of the properties, it is likely that management will resist selling the properties for less than the current carrying value of the properties.

Deposits

The Company relies on the Bank’s deposit growth, as well as alternative funding sources such as other borrowed money, FHLB advances, and federal funds purchased from correspondent banks to fund its operations.

The following table sets forth the composition of the deposits at September 30, 2013 and December 31, 2012.

	September 30, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$51,868	12.7%	$47,908	10.7%
Interest-bearing demand accounts	112,637	27.5%	121,341	27.0%
Savings accounts	23,371	5.7%	20,992	4.7%
Time deposits greater than $100	103,541	25.3%	118,660	26.4%
Other time deposits	117,834	28.8%	140,045	31.2%

Total	$409,251	100.0%	$448,946	100.0%

The following table sets forth all time deposits broken down by remaining maturity at September 30, 2013:

Less than three months	$48,493
Three months through twelve months	121,077
One year through three years	35,482
More than three years	16,323

Total	$221,375

Total deposits were $409,251 at September 30, 2013, compared to $448,946 at December 31, 2012, a decrease of $39,695. The decrease was primarily due to reductions in national market time deposits and interest-bearing demand deposits.

FINANCIAL CONDITION (Continued)

During the majority of 2012 and through September 30, 2013, the Bank has maintained higher than normal balances in cash and cash equivalents due to the availability of excess liquidity in the Bank’s market area coupled with reduced loan demand as a result of weak economic conditions. Management has been utilizing the available cash to pay off national market and broker deposits as they have matured, resulting in significant reductions in cost of funds. Management has been seeking additional core customer deposits during 2013 and anticipates that it will continue to do so in order to improve the Bank’s overall liquidity position as well as net interest income and to continue to reduce the Bank’s reliance on national market and broker deposits.

Federal Home Loan Bank Advances

The Company had no fixed rate advances from the FHLB as of September 30, 2013, compared to $13,000 at December 31, 2012. The decrease during the first nine months of 2013 is due to $13,000 in advances that matured in the second quarter of 2013. The Company had $25,116 available for future borrowings from the FHLB at September 30, 2013. These borrowings available for the future are secured by a blanket collateral agreement for certain loans secured by 1-4 family residential properties, commercial real estate, and home equity lines of credit. At September 30, 2013, undrawn standby letters of credit with the FHLB totaled $9,000. The letters of credit are used to meet pledging requirements of the State of Tennessee Bank Collateral Pool.

Shareholders’ Equity

At September 30, 2013, shareholders’ equity totaled $8,256, a decrease of $2,080 from $10,366 at December 31, 2012. The decrease was primarily due to an increase in the unrealized loss on securities available for sale.

The preferred shares representing the U.S. Treasury’s investment in the Company as part of our participation in the CPP have a $21,243 liquidation value and a cumulative dividend rate of 5% per year, until February 27, 2014, the fifth anniversary of the U.S. Treasury investment, and a dividend rate of 9% thereafter. In addition, under the terms of the CPP, the Company issued warrants to U.S. Treasury to purchase additional preferred shares equal to 5% of the investment in Senior Preferred shares at a discounted exercise price. The U.S. Treasury exercised the warrants immediately upon investment in the Senior Preferred shares, which resulted in issuance of 890 Warrant Preferred shares. The U.S. Treasury’s exercise of the warrants resulted in a net discount on the issuance of the preferred shares of $890. The discount is being amortized over a five year period, which is the anticipated life of the shares. The $890 liquidation value Warrant Preferred shares have a cumulative dividend rate of 9% per year until redeemed. Dividends on both Senior Preferred and Warrant Preferred shares are required to be paid quarterly. Total required annual dividends for both Senior Preferred and Warrant Preferred shares are expected to be as follows: 2013: $970; 2014: $1,564; 2015 and thereafter: $1,683 per year. The Company is permitted to redeem all or a portion of the preferred shares at any time after consultation with its primary federal regulator, but may not redeem the Warrant Preferred shares until all of the Senior Preferred shares have been redeemed. Dividend payments on both Senior Preferred and Warrant Preferred shares would be reduced for any redemption.

FINANCIAL CONDITION (Continued)

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company would not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The board resolution was replaced by the Written Agreement that the Company entered into with the FRB on April 19, 2012, the terms of which similarly prohibit the Company from incurring debt, paying dividends or interest or redeeming shares of its capital stock. The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three issues of subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its Common or Preferred Stock, and the Company’s subsidiaries may not pay dividends on the subsidiaries’ common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the Preferred Stock beginning in the second quarter of 2011. At September 30, 2013, the Company has $3,528 of interest on its subordinated debentures accrued for which payment is being deferred. In addition, the Company has accumulated $2,547 in deferred dividends on shares of Preferred Stock issued by it to the U.S. Treasury under the CPP. The Bank’s subsidiary Community First Properties, Inc. suspended the payment of dividends on its preferred stock beginning with the dividend payment due on December 31, 2011. At September 30, 2013, Community First Properties, Inc. has $31 of preferred stock dividends accrued for which payment is being deferred.

RESULTS OF OPERATIONS

Net Income (Loss)

The Company had net income of $883 for the nine months ended September 30, 2013 compared to net income of $725 for the same period in 2012, an increase in net income of $158. Net income available to common shareholders was $9 for the first nine months of 2013 compared to a net loss allocated to common shareholders of $143 for the same period in 2012.

The net income reported for the first nine months of 2012 is primarily due to the sale of the Bank’s Murfreesboro, Tennessee branch location that occurred on March 30, 2012. The Bank realized a gain of $1,466 on the sale.

The Company had net income of $290 for the three months ended September 30, 2013 compared to a net loss of $1,393 for the same period in 2012, an increase in net income of $1,683. The Company had a net loss allocated to common shareholders of $5 for the three months ended September 30, 2013 compared to net loss allocated to common shareholders of $1,685 for the same period in 2012.

RESULTS OF OPERATIONS (Continued)

Average Balance Sheets, Net Interest Income

Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity and an analysis of net interest income for the nine month periods ended September 30, 2013 and 2012. The table reflects how changes in the volume of interest earning assets and interest-bearing liabilities and changes in interest rates have affected our interest income, interest expense, and net interest income for the periods indicated. Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (changes in rate multiplied by prior volume); and (3) changes in rate/volume (changes in rate multiplied by change in volume). The changes attributable to the combined impact of volume and rate have all been allocated to the changes due to rate.

	September 30, 2013			September 30, 2012			Change
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Due to Volume (1)	Due to Rate (2) (3)	Total
Gross loans (a and b)	$296,175	5.45%	$12,079	$396,237	5.49%	$16,336	$(4,125)	$(132)	$(4,257)
Taxable securities available for sale	64,681	1.81%	875	52,414	2.26%	888	208	(221)	(13)
Tax exempt securities available for sale	4,436	3.32%	110	11,654	3.04%	266	(164)	8	(156)
Federal funds sold and other	78,331	0.36%	211	86,760	0.34%	220	(21)	12	(9)

Total interest earning assets	443,623	4.00%	13,275	547,065	4.31%	17,710	(4,102)	(333)	(4,435)
Cash and due from banks	3,590			5,010
Other nonearning assets	45,856			50,570
Allowance for loan losses	(9,521)			(17,628)

Total assets	$483,548			$585,017

Deposits:
NOW & money market investments	$113,014	0.54%	$453	$133,880	0.65%	$653	$(102)	$(98)	$(200)
Savings	22,114	0.11%	19	20,546	0.15%	23	2	(6)	(4)
Time deposits $100 and over	116,127	1.11%	968	143,926	1.31%	1,417	(274)	(175)	(449)
Other time deposits	131,029	1.08%	1,061	175,844	1.35%	1,780	(454)	(265)	(719)

Total interest-bearing deposits	382,284	0.87%	2,501	474,196	1.09%	3,873	(828)	(544)	(1,372)
Federal Home Loan Bank advances	5,842	2.47%	108	14,719	2.36%	261	(158)	5	(153)
Subordinated debentures	23,000	3.46%	595	23,000	6.52%	1,126	—	(531)	(531)
Repurchase agreement	3,769	3.33%	94	7,000	3.31%	174	(80)	—	(80)
Federal funds purchased and other	15	0.00%	—	0	0.00%	—	—	—	—

Total other borrowings	32,626	3.27%	797	44,719	4.65%	1,561	(238)	(526)	(764)
Total interest-bearing liabilities	414,910	1.06%	3,298	518,915	1.39%	5,434	(1,067)	(1,069)	(2,136)
Noninterest-bearing liabilities	59,007			55,175

Total liabilities	473,917			574,090
Shareholders’ equity	9,631			10,927

Total liabilities and shareholders’ equity	$483,548			$585,017

Net interest income			$9,977			$12,276	$(3,036)	$737	$(2,299)

Net interest margin		3.01%			2.99%

(a)	Interest income includes fees on loans of $417 and $323 in 2013 and 2012, respectively.
(b)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.
(1)	Changes in volume multiplied by prior rate
(2)	Changes in rate multiplied by prior volume
(3)	Changes in rate multiplied by change in volume

RESULTS OF OPERATIONS (Continued)

Net Interest Income

Net interest income for the first nine months of 2013 was $9,977, a decrease of $2,299, or 18.7% compared to $12,276 for the same period in 2012. The decrease in net interest income is primarily due to decreases in the average balance of earning assets offset by decreases in the average rate paid for deposits and subordinated debentures and the average balance of FHLB advances and the repurchase agreement.

Net interest margin began to be compressed during the last half of 2011 and that trend continued through 2012 and the first nine months of 2013 due to historically low market rates for loans driven by intense competition and securities driving down the yield on earning assets as new money must be invested at lower rates. In addition, loan demand is extremely low in the Bank’s market area, leading to larger than anticipated reductions in loan balances as loan repayments continue to outpace loan demand. The reduction in loans contributes to the excess liquidity that the Bank is currently carrying. Current market rates for new investments in securities are very low, which also contributes to compressed net interest margin as the Bank is forced to reinvest funds received from loan payoffs and higher rate securities when they mature or are called. Management anticipates that this trend will continue through the remainder of 2013 and into at least the first half of 2014 or until there is a significant economic change in the Bank’s market that results in increased loan demand.

Total interest income for the first nine months of 2013 was $13,275 a decrease of $4,435 from $17,710 for the same period in 2012. The decrease is primarily due to a decline in loan interest income as a result of the decrease in loan balances. The average balance of loans during the first nine months of 2013 was $296,175, a decrease of $100,062 from $396,237 during the same period in 2012. The decrease in the average balance of loans is due to the sale of the Bank’s Murfreesboro and Franklin, Tennessee branch locations and continued weak loan demand.

The average balance of federal funds sold and other during the first nine months of 2013 was $78,331, a decrease of $8,429 from $86,760 during the same period in 2012. The average rate earned on federal funds sold and other in the first nine months of 2013 was 0.36% compared to 0.34% for the same period in 2012. The low average rate is primarily due to the large amount of cash held by the Bank as a result of loan repayments and regulatory pressures placed on the Company to increase liquidity. The Bank’s cash on deposit with the FRB and other institutions earns interest at rates ranging from 0.00% to 2.21%. The vast majority of the Bank’s cash is held at the FRB, which paid a rate of 0.25% during the first nine months of 2013.

Interest income on taxable securities decreased $13 to $875 in the first nine months of 2013 compared to $888 in the first nine months of 2012. The decrease is primarily due to higher-yielding securities being called and sold during the first nine months of 2013.

Total interest expense was $3,298 in the first nine months of 2013, a decrease of $2,136 from $5,434 in the first nine months of 2012. The decrease in interest expense is largely due to a reduction in the average rate paid on deposits and the average balance of deposits in the first nine months of 2013 compared to the same period in 2012. The decrease is further due to a reduction in the average rate paid on subordinated debentures and the maturity of FHLB advances and the repurchase agreement.

Total interest expense on deposits was $2,501 in the first nine months of 2013, a reduction of $1,372 from $3,873 in the first nine months of 2012. The average rate paid on deposits was 0.87% in the first nine months of 2013 compared to 1.09% for the same period in 2012. The most significant decreases in average rates were on time deposits. The reduction in average rate paid on deposits was the result of continued decreases in market rates in the Bank’s market area.

Total interest expense on subordinated debentures was $595 in the first nine months of 2013 compared to $1,126 for the same period in 2012. The decrease in expense is due to a contractual change in the interest rate paid on the Company’s $15,000 subordinated debt that was issued in 2007.

RESULTS OF OPERATIONS (Continued)

On December 15, 2012, the fixed rate of 7.96% on the debt converted to a floating rate equal to 3-month LIBOR plus 3.0%. Based on LIBOR rates at September 30, 2013, the rate was 3.25%.

Net interest income for the three months ended September 30, 2013 was $3,371, a decrease of $375, or 10.0% compared to $3,746 for the same period in 2012. The decrease in net interest income is primarily due to decreases in the average balance of earning assets offset by decreases in the average rate paid for deposits and subordinated debentures and the average balance of FHLB advances and the repurchase agreement, similar to factors noted above for the first nine months of 2013.

Total interest income for the three months ended September 30, 2013 was $4,326 a decrease of $1,171 from $5,497 for the same period in 2012. The decrease is primarily due to a decline in loan interest income as a result of the decrease in loan balances, similar to factors noted above.

Total interest expense was $3,298 for the nine months ended September 30, 2013, a decrease of $2,136 from $5,434 for the same period in 2012. The decrease in interest expense is largely due to a reduction in the average rate paid on deposits and the average balance of deposits combined with a reduction in the average rate paid on subordinated debentures and the maturity of FHLB advances and the repurchase agreement in the three months ended September 30, 2013 compared to the same period in 2012.

Provisions for Loan Losses

In the first nine months of 2013, the Bank recorded a $300 provision for loan loss compared to $2,700 in the same period in 2012. The ratio of allowance for loan losses to gross loans was 2.94% at September 30, 2013 compared to 3.55% at December 31, 2012.

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

Nonperforming loans decreased from $34,013 at December 31, 2012 to $28,033 at September 30, 2013. The decrease in nonperforming loans is due to increased foreclosure activity and some improvements in troubled relationships offset by increases in troubled debt restructurings (“TDRs”). Management has been focused on reducing the Bank’s overall level of problem assets. Elimination of those problem assets often requires foreclosure of problem loans, resulting in charge-offs and the balance of the loan moving to ORE. Once the Bank has control of the collateral, it is then able to undertake efforts to liquidate the assets. The ratio of the allowance to nonperforming loans was 29.83% at September 30, 2013, compared to 28.71% at December 31, 2012. The portion of the allowance attributable to impaired loans was $2,609 at September 30, 2013, an increase from $2,307 at December 31, 2012. Total impaired loans totaled $26,010 at September 30, 2013 compared to $33,555 at December 31, 2012.

The portion of the allowance attributable to historical and environmental factors has decreased since December 31, 2012. Management’s evaluation of the allowance for loan losses, in addition to specific loan allocations, is based on volume of non-impaired loans and changes in credit quality and environmental factors. The balance of non-impaired loans decreased during the first nine months of 2013 due to the reduction in gross loans.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2013 and December 31, 2012, based on the most recent analysis performed, the risk category of loans by segment of loans is as follows:

September 30, 2013	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$8,533	$7,991	$—	$1,169	$—
1-4 Family residential	88,717	7,263	44	6,381	—
Commercial real estate	86,603	12,583	—	6,943	—
Other real estate loans	835	3,881	—	703	—
Commercial, financial and agricultural	19,626	1,573	9	160	—
Consumer	5,291	10	—	164	—
Tax exempt	61	—	—	—	—
Other loans	169	—	—	2	—

Total	$209,835	$33,301	$53	$15,522	$—

December 31, 2012	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$9,390	$10,331	$—	$1,569	$—
1-4 Family residential	75,906	19,296	847	10,196	—
Commercial real estate	85,258	13,740	—	9,651	—
Other real estate loans	961	—	—	2,435	—
Commercial, financial and agricultural	21,754	4,339	—	1,433	—
Consumer	5,404	64	23	216	—
Tax exempt	72	—	—	—	—
Other loans	404	37	—	—	—

Total	$199,149	$47,807	$870	$25,500	$—

RESULTS OF OPERATIONS (Continued)

The table below illustrates changes in the AFLL ratio (the ratio, expressed as a percentage, of the allowance for loan losses to total gross loans) over the past five quarters and the changes in related risk metrics over the same periods:

Quarter Ended	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012	September 30, 2012
AFLL Ratio	2.94%	3.07%	3.42%	3.18%	3.55%
ASC 450 allowance ratio (1)	2.22%	2.25%	2.61%	2.73%	2.74%
Specifically impaired loans (ASC 310 component)	$2,609	$3,069	$3,275	$2,307	$4,029
Historical and environmental (ASC 450-10 component)	5,754	5,985	6,758	7,460	7,595

Total allowance for loan loss	$8,363	$9,054	$10,033	$9,767	$11,624

Nonperforming loans to gross loans (2)	9.85%	12.29%	13.06%	11.08%	15.16%
Impaired loans to gross loans	9.14%	9.94%	11.50%	10.93%	15.30%
Allowance to nonperforming loans ratio	29.83%	24.97%	26.31%	28.71%	23.45%
Quarter-to-date net charge offs to average gross loans (3)	0.23%	0.33%	0.05%	0.50%	0.29%

(1)	Historical and environmental component as a percentage of non-impaired loans.
(2)	Nonaccrual loans and loans past due 90 or more days still accruing interest, and troubled debt restructurings still accruing interest as a percentage of gross loans.
(3)	Annualized.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

The following table presents information regarding loans included as nonaccrual and troubled debt restructurings and the gross income that would have been recorded in the nine-month and three-month periods ended September 30, 2013 and 2012 if the loans had been current:

	Nine months ended		Three months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Nonaccrual interest	$3,665	$3,370	$201	$48
Troubled debt restructurings interest	121	183	36	48

RESULTS OF OPERATIONS (Continued)

Noninterest Income

Total noninterest income for the first nine months of 2013 was $2,091, a decrease of $2,676, or 56.1% from $4,767 for the same period in 2012. The decrease is primarily due to the gain of $1,466 on the Bank’s sale of its Murfreesboro, Tennessee branch location that occurred during the first nine months of 2012. The decrease is also due to a decrease in the gain on sale of securities available for sale and a decrease in other service charges, commissions and fees.

Gain on sale of securities available for sale for the first nine months of 2013 was $182, a decrease of $1,033, or 85.0%, from $1,215 for the same period in 2012. This is due to the Company selling fewer securities during the first nine months of 2013 than in the same period in 2012.

Other service charges, commissions and fees for the first nine months of 2013 was $42, a decrease of $147, or 77.8% from $189 for the same period in 2012. The decrease in other service charges, commissions and fees is a result of a decrease in office building rental income due to the sale of the Bank’s Franklin, Tennessee branch location in December 2012.

Total noninterest income for the three months ended September 30, 2013 was $662, a decrease of $728, or 52.4%, from $1,390 for the same period in 2012. The decrease is due to a decrease in the gain on sale of securities available for sale and a decrease in other service charges, commissions and fees, similar to factors noted above for the nine month period.

The table below shows noninterest income for the nine month and three month periods ended September 30, 2013 and 2012.

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Service charge on deposit accounts	$1,276	$1,256	$444	$433
Gain on sale of loans	75	137	26	36
Gain on sale of branch	—	1,466	—	—
Gain on sale of securities available for sale	182	1,215	—	686
Other:
Investment service income	111	80	67	29
Check printer income	26	20	2	7
Safe deposit box rental	21	23	7	7
Credit life insurance commissions	4	5	2	3
Bank Owned Life Insurance income	205	218	67	73
ATM income	96	91	32	29
Other customer fees	41	41	12	12
Other equity investment income	12	26	3	19
Other service charges, commissions and fees	42	189	—	56

Total noninterest income	$2,091	$4,767	$662	$1,390

RESULTS OF OPERATIONS (Continued)

Noninterest Expense

Noninterest expense for the first nine months of 2013 was $10,885, a decrease of $2,733, or 20.1% from $13,618 for the same period in 2012. The decrease is primarily due to reductions in other real estate expense, salaries and employee benefits, loan expense, occupancy expense and regulatory and compliance expense.

Other real estate expense totaled $768 for the first nine months of 2013, a decrease of $939, or 55.0%, from $1,707 for the same period in 2012. Other real estate expense decreased during the first nine months of 2013 due to management’s efforts to increase the occupancy rates of all properties owned by the Bank that are capable of being rented. This effort has significantly increased rental revenues in 2013 and reduced maintenance expenses as some of those expenses are being paid by the occupants of the properties. Also, market values for real estate in the Bank’s market area have started to stabilize, which has resulted in fewer losses due to reappraisal and sales.

Salaries and employee benefits expense decreased $590 to $4,889 for the first nine months of 2013 compared to $5,479 for the same period in 2012. The reduction in expense is primarily due to the sale of the Bank’s Murfreesboro and Franklin, Tennessee branch locations, and also to management’s decision not to replace positions that became vacant through normal attrition. Further reductions in salaries and employee benefits expense began in the fourth quarter of 2012 resulting from a reduction in workforce implemented in October 2012.

Loan expense totaled $43 in the first nine months of 2013, a decrease of $314, or 88.0%, from $357 for the same period in 2012. This is primarily due to a decrease in past due loans in 2013 and the related decrease in loan collection expense compared to the same period in 2012. In addition, the Bank is a party to a loan participation relationship that has incurred significant legal expenses. The FDIC is also a party to this relationship, but prior to 2013, had not been paying its portion of the related legal fees. In the second quarter of 2013, the FDIC paid its portion to all of the parties involved, which resulted in a credit of $88 to loan expense.

Occupancy expense totaled $732 in the first nine months of 2013, a decrease of $232, or 24.1%, from $964 for the same period in 2012. The decrease is primarily due to reductions in building rental expense, property taxes, and utilities due to the sale of the Bank’s two branches during 2012.

Regulatory and compliance expense totaled $877 in the first nine months of 2013, a decrease of $193, or 18.0%, from $1,070 for the same period in 2012. The decrease is primarily due to a reduction in the Bank’s FDIC insurance expense premium as a result of the decrease in deposits principally related to the two branch sales.

Noninterest expense for the three months ended September 30, 2013 was $3,743, a decrease of $786, or 17.4%, from $4,529 for the same period in 2012. The decrease is primarily due to reductions in salaries and employee benefits, loan expense, occupancy expense and regulatory and compliance expense, similar to the factors noted above for the nine month period ended September 30, 2013.

RESULTS OF OPERATIONS (Continued)

The table below shows noninterest expense for the nine month and three month periods ended September 30, 2013 and 2012:

	Nine Months Ended		Three Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Salaries and employee benefits	$4,889	5,479	$1,632	1,771
Regulatory and compliance	877	1,070	279	328
Occupancy	732	964	241	326
Furniture and equipment	305	403	101	136
Data processing fees	794	890	272	277
Advertising and public relations	68	158	18	58
Operational expense	315	297	113	95
Other real estate expense	768	1,707	399	679
Other:
Loan expense	43	357	28	95
Legal	153	313	38	141
Audit and accounting fees	307	336	83	92
Postage and freight	186	235	61	69
Director expense	168	151	57	48
ATM expense	459	408	160	137
Amortization of intangible asset	103	159	34	53
Insurance expense	292	278	97	93
Printing	58	75	17	27
Other employee expenses	60	71	23	27
Dues & memberships	33	49	9	14
Miscellaneous charge-off	5	1	5	—
Miscellaneous taxes and fees	49	38	17	7
Federal Reserve and other bank charges	33	39	10	12
Other	188	140	49	44

Total noninterest expense	$10,885	$13,618	$3,743	$4,529

Income Taxes

The Company recorded no tax expense during the first nine months of 2013 and 2012. During 2010, the Company established a valuation allowance against all of its deferred tax assets and has maintained that valuation allowance through the first nine months of 2013. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. Because the Company has recorded a valuation allowance against its deferred tax assets, any deferred tax benefit or expense will be offset by a corresponding increase or decrease, respectively, to the valuation allowance. Until the reversal of the deferred tax valuation allowance, tax benefit or expense from current year operations is expected to be nominal.

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

The Bank’s primary uses of cash are lending to its borrowers and investing in securities and short-term interest-earning assets. During 2012, regular loan repayments outpaced loan demand, resulting in a decrease in gross loans and contributing to the increase in cash and cash equivalents. During the first nine months of 2013, this trend continued and management began utilizing some the available liquidity to pay off interest bearing liabilities. Management expects loan demand to modestly improve through the remainder of 2013, which should slow or stop the decline in gross loans. Management anticipates that there will not be significant growth in loans until there are indicators of significant improvements in both the local and national economy, leading customers to begin spending more and resulting in increased demand.

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

The Bank’s Tier 1 capital to Average Assets as of September 30, 2013 was below those that the Bank agreed to achieve by December 31, 2011 under the terms of the Consent Order. Based on September 30, 2013 levels of average assets and risk-weighted assets, the required amount of additional Tier 1 capital necessary for the Bank to meet the requirements of the Consent Order was approximately $2,100.

As of September 30, 2013, we believe that we are in compliance with all provisions of the Consent Order that were required to be completed by September 30, 2013, with the exception of attaining the Tier 1 capital to Average Assets ratio required by the Consent Order. In accordance with the terms of the Consent Order, management has submitted a capital plan with the objective of attaining the capital ratios required by the Consent Order. The FDIC has accepted the capital plan. In addition to the capital plan, all other plans required by the Consent Order have been prepared and submitted to the FDIC and have been accepted by the FDIC.

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

LIQUIDITY AND CAPITAL RESOURCES (Continued)

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company will not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The terms of the Written Agreement, which replaced the board resolution, among other things, similarly prohibit the Company from incurring debt, paying dividends or interest or redeeming shares of its capital stock without the approval of the FRB. The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three issuances of subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common or Preferred Stock and the Company’s subsidiary may not pay dividends on the subsidiary’s common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on its Preferred Stock beginning in the second quarter of 2011. At September 30, 2013, the Company has $3,528 of interest accrued for which payment is being deferred. In addition, the Company has accumulated $2,547 in deferred dividends on its preferred stock as of September 30, 2013. The Company’s subsidiary Community First Properties, Inc. suspended payment of its dividends on its preferred stock beginning with the dividend payment due December 31, 2011. At September 30, 2013, Community First Properties, Inc. has $31 of preferred stock dividends accrued for which payment is being deferred. Since the Company has deferred payment of dividends on the Preferred Stock for more than six quarters, the holders of the Preferred Stock now have the right to elect up to two directors to the Company’s board of directors.

As a result of its losses in 2011, the Bank is prohibited under applicable Tennessee law from declaring dividends, without prior approval from the Department. The terms of the Consent Order and the written agreement with the Department also prohibit the Bank from paying dividends to the Company without prior approval from the FDIC and the Department. Pursuant to the terms of the Written Agreement between the FRB and the Company, the Company is prohibited from paying any dividends on the Preferred Stock the Company sold to the U.S. Treasury and from paying any interest on its subordinated debentures. The branch sales, described in Note 3 to the financial statements, improved the Bank’s capital levels. Despite the income received from the branch sales and the Bank’s improved operating performance, the Bank’s Tier 1 leverage ratio remains below the level that the Bank is required to maintain in the Consent Order. Because the amount of cash available at the Company is not sufficient to pay the accrued but unpaid dividends on the preferred stock and interest on the subordinated debentures and contribute cash to the Bank, the Company will have to seek additional alternatives beyond the branch sales to raise capital in order to assist the Bank in meeting its obligations. The Company is currently considering the options available to it to increase capital levels at the Bank, including the sale of common or preferred stock of the Company, or alternatively the sale of the Company. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company. This change in control would likely qualify as a change in control under the IRS’s regulations related to the preservation of net operating loss carryforwards causing the Company to likely forfeit this benefit. The loss of this benefit would not cause the Company to recognize a cash charge, but rather would eliminate the benefit that the Company would otherwise be able to utilize to offset future year’s profits, if any, to reduce the Company’s tax liability.

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

As of September 30, 2013 all of the plans required to be submitted to the FRB have been submitted and approved. Management believes that the Company is in full compliance with the requirements of the Written Agreement as of September 30, 2013.

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

At September 30, 2013, the Company had unfunded loan commitments outstanding of $18,856 and unfunded letters of credit of $1,853. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If the Company needed to fund these outstanding commitments, it has the ability to liquidate federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Company could sell participations in these or other loans to correspondent banks.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

At September 30, 2013 and December 31, 2012, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered “well-capitalized” under prompt corrective action guidelines and the ratios required by the Consent Order were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions		Required by terms of Consent Order with FDIC
September 30, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$40,352	13.82%	$23,350	8.00%	$29,188	10.00%	$35,026	12.00%
Consolidated	23,708	8.12%	23,371	8.00%	29,214	10.00%	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$36,646	12.56%	$11,675	4.00%	$17,513	6.00%	$29,188	10.00%
Consolidated	13,332	4.56%	11,686	4.00%	17,528	6.00%	N/A	N/A
Tier 1 Capital to average assets
Community First Bank & Trust	$36,646	8.04%	$18,224	4.00%	$22,780	5.00%	$38,727	8.50%
Consolidated	13,332	2.91%	18,311	4.00%	N/A	N/A	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Required by terms of Consent Order with FDIC
December 31, 2012	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$39,038	12.65%	$24,684	8.00%	$30,854	10.00%	$37,025	12.00%
Consolidated	23,551	7.62%	24,734	8.00%	30,918	10.00%	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$35,108	11.38%	$12,342	4.00%	$18,513	6.00%	$30,854	10.00%
Consolidated	13,076	1.23%	12,367	4.00%	18,551	6.00%	N/A	N/A
Tier 1 Capital to average assets
Community First Bank & Trust	$35,108	6.46%	$21,741	4.00%	$27,176	5.00%	$46,199	8.50%
Consolidated	13,076	2.40%	21,811	4.00%	N/A	N/A	N/A	N/A

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

Management continually monitors the Bank’s sources and uses of cash in order to plan for future liquidity needs. The Bank’s most potentially volatile funding liabilities include brokered deposits and national market time deposits. The Bank has reduced its reliance on these funding sources during the first nine months of 2013 and it continues to do so as part of management’s efforts to utilize the Bank’s excess liquidity. Brokered deposits totaled $1,723 at September 30, 2013 compared to $7,059 at December 31, 2012. National market CDs totaled $22,244 at September 30, 2013 compared to $38,790 at December 31, 2012.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management uses a gap simulation model that takes cash flows into consideration. These include mortgage-backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and negotiable order of withdrawal (“NOW”) accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing our pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest-bearing deposits that is actually repriceable within a year. Our cumulative one year gap position at September 30, 2013, was 0.72% of total assets. Our policy states that our one-year cumulative gap should not exceed 15% of total assets.

At September 30, 2013, $172,840 of $448,875 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year totaled $113,348, or 39.8% of total loans, including loans held for sale at September 30, 2013. As of September 30, 2013, we had $169,768 in time deposits maturing or repricing within one year.

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

September 30, 2013
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps

Increase (decrease) in net interest income	1.57%	0.52%	0.72%	(4.59%)

December 31, 2012
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps

Increase (decrease) in net interest income	3.87%	1.06%	(0.94%)	(2.65%)

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

September 30, 2013
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps

Increase (decrease) in equity at risk	(8.47%)	(3.75%)	2.98%	(0.29%)

December 31, 2012
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps

Increase (decrease) in equity at risk	5.81%	5.34%	(1.34%)	2.54%

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012 except as set forth in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As described above, because the Company is currently deferring the payment of interest on its outstanding subordinated debentures, the Company is not currently permitted to pay dividends on its outstanding shares of Senior Preferred or Warrant Preferred stock issued to the U.S. Treasury pursuant to the CPP. The Company has not paid these dividends since the dividend payment on February 15, 2011. The total amount of dividends due but unpaid on the Senior Preferred and Warrant Preferred shares as of the date of this report is $2,547.

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

Community First, Inc. (Registrant)

November 14, 2013	/s/ Louis E. Holloway
(Date)	Louis E. Holloway, President and Chief Executive Officer

November 14, 2013	/s/ Jon Thompson
(Date)	Jon Thompson, Chief Financial Officer