Form 10-K
period 2013-12-31
COMMUNITY FIRST INC
filed 2014-02-27
CIK 1179500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on June 28, 2013 was approximately $14,524,144. There were 3,274,830 of Common Stock outstanding on February 27, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2014 Annual Meeting of Shareholders, currently scheduled to be held on May 20, 2014, are incorporated by reference into Part III of this Annual Report on Form 10-K.

COMMUNITY FIRST, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2013

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

The Company conducts banking activities from the main office and three branch offices in Columbia, Tennessee, one branch office in Mount Pleasant, Tennessee, one branch office in Centerville, Tennessee, one branch office in Lyles, Tennessee and one branch office in Thompson Station, Tennessee. The Company also operates seven automated teller machines in Maury County, one automated teller machine in Williamson County, Tennessee and two automated teller machines in Hickman County, Tennessee. On December 28, 2011, the Bank entered into a Purchase and Assumption Agreement with Southern Community Bank (“Southern Community”), pursuant to which the Bank agreed to sell certain of its loans and deposits of its Murfreesboro branch location to Southern Community. The transaction was closed on March 30, 2012. On September 17, 2012 the Bank entered into a purchase and assumption agreement with First Citizens National Bank (“First Citizens”), pursuant to which the Bank agreed to sell certain of its assets and liabilities of its Franklin, Tennessee branch location to First Citizens. The transaction with First Citizens was completed on December 7, 2012. Information regarding the sale of the Murfreesboro branch and the Franklin branch is discussed in detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-K.

The Company is a bank holding company and its assets consist primarily of its investment in the Bank. The Company provides a wide range of financial services through the Bank. At December 31, 2013, the Company’s consolidated total assets were $448,443, its consolidated net loans, including loans held for sale, were $265,668, its total deposits were $407,532, and its total shareholders’ equity was $8,616. At December 31, 2012, consolidated total assets were $510,715, the Company’s consolidated net loans, including loans held for sale, were $298,035, its total deposits were $448,946, and its total shareholders’ equity was $10,336. At December 31, 2011, the Company’s consolidated total assets were $616,773, its consolidated net loans, including loans held for sale, were $420,049, its total deposits were $555,037, and its total shareholders’ equity was $9,575.

Loans

We make secured and unsecured loans to individuals, partnerships, corporations, and other business entities within the Middle Tennessee area. Our loan portfolio consists of commercial, financial and agricultural loans, residential and commercial mortgage loans, and consumer loans. Our legal lending limits under applicable regulations (based upon the legal lending limits of 25% of capital and surplus) were $9,389 as of December 31, 2013.

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

Although we take a progressive and competitive approach to lending, we seek to maintain high quality in our loans. We are subject to written loan policies that contain general lending guidelines that are subject to periodic review and revision by our Board of Directors and by the Loan Committee established by the Board of Directors. These policies concern loan administration, documentation, approval, and reporting requirements for various types of loans.

Lending Policies

While the ultimate authority to approve loans rests with the Board of Directors, lending authority is delegated by the Board of Directors to the loan officers and Loan Committee. Loan officers, each of whom are limited as to the amount of secured and unsecured loans that he or she can make to a single borrower or related group of borrowers, report to either the Bank’s Chief Credit Officer, Jim Bratton, or Retail Branch Administrator, Janice Simpson. Louis Holloway, the President of our Bank, chairs the Loan Committee. The Chief Credit Officer of the Bank, Jim Bratton, also serves as Vice Chairman of the Loan Committee. Lending limits of individual loan officers are documented in the Bank’s Loan Policies and Procedures and are approved by the Board of Directors. Loan officers discuss with the Chief Credit Officer, Retail Branch Administrator or President any loan request that exceeds their individual lending limit. The loan must have approval from the Bank’s President, Chief Credit Officer, Retail Branch Administrator, or the Loan Committee as required by Loan Policy and Procedures. The President and the Chief Credit Officer have lending authority on secured and unsecured loans up to $1,000,000, and the Retail Branch Administrator has lending authority on secured loans up to $150,000.

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

As a general rule, we seek to maintain loan-to-collateral value ratios in conformity with industry and regulatory guidelines. The following standards, established by inter-agency guidelines by the federal bank regulators, including the FDIC, went into effect on March 19, 1993:

Loan Category	Maximum Allowable Loan-to-Value Ratio
Land	65%
Land development	75%
Construction
Commercial, multifamily (1) and other nonresidential	80%
1-4 family residential	85%
Improved property	85%
Owner-occupied 1-4 family and home equity (2)	(2)

(1)	Multifamily construction includes condominiums and cooperatives.
(2)	A loan-to-value limit has not been established for permanent mortgage or home equity loans or owner-occupied, 1-4 family residential property. However, for any such loan with a loan-to-value ratio that equals or exceeds 90% at origination, appropriate credit enhancement in the form of either mortgage insurance or readily marketable collateral is required. Home equity lines of credit (HELOC) loan-to-value may be up to 100% of the collateral appraisal value.

Loan Review and Nonperforming Assets

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. The Company assigns an initial credit risk rating on every loan. All loan relationships with aggregate debt greater than $250 are reviewed at least annually or more frequently if performance of the loan or other factors warrant review. Smaller balance loans are reviewed and evaluated based on changes in loan performance, such as becoming past due or upon notifying the Bank of a change in the borrower’s financial status. This analysis is performed on a monthly basis. The Company uses the following definitions for risk ratings:

Pass. Loans in this category are to persons or entities with good balance sheets, acceptable liquidity, and acceptable or strong earnings. Guarantors have reasonable or strong net worth, liquidity and earnings. Collateral is acceptable or strong, and is at or below policy advance rates. These borrowers have acceptable quality management if they are entities and have handled previous obligations with the Bank substantially within agreed-upon terms. Cash flow is adequate to service long-term debt. These entities may be minimally profitable now, with projections indicating continued profitability into the foreseeable future. Overall, these loans are basically sound.

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

Doubtful. Loans with the same characteristics as substandard loans with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently existing facts, conditions, and values. These are poor quality loans in which neither the collateral nor the financial condition of the borrower presently ensure collectability in full in a reasonable period of time or evidence of permanent impairment in the collateral securing the loan. Nonperforming loans, including impaired loans, are placed on the non-accrual basis of accounting if: (i) there is deterioration in the financial condition of the borrower; (ii) payment in full of contractual principal or interest is not expected; or (iii) principal or interest has been in default for 90 days or more, unless the obligation is well secured and in the process of collection. The three categories of nonperforming loans are non-accrual status loans, renegotiated debt, and loans in Chapter 13 bankruptcy unless a repayment schedule is adopted that pays out the loan.

Asset/Liability Management

A committee composed of certain officers and directors of the Bank is responsible for managing the assets and liabilities. The chairperson of the committee is an outside director, Randy A. Maxwell. This committee attempts to manage asset growth, liquidity, investments and capital in order to maximize income and reduce interest rate risk. The committee directs our overall acquisition and allocation of funds. The committee reviews and discusses our assets and liability funds budget in relation to the actual flow of funds. This committee also reviews and discusses peer group comparisons; the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities; the ratio of allowance for loan losses to outstanding and nonperforming loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specific categories, regulatory changes, monetary policy adjustments, and the overall state of the local and national economies.

Investment Policy

Our investment portfolio policy is designed to provide guidelines by which the funds not otherwise needed to meet loan demand of our market area can best be invested to meet fluctuations in the loan demand and deposit structure. The Chief Financial Officer, Jon Thompson, also serves as Investment Officer. We seek to balance the market and credit risk against the potential investment return, make investments compatible with the pledging requirements of our deposits of public funds, maintain compliance with regulatory investment requirements, and assist the various local public entities with their financing needs. Our investment policy is a component of the Company’s Asset/ Liability Management policy. The investment policy is reviewed annually by the Asset/ Liability Management Committee and by the Board of Directors.

Customers

In the opinion of management, there is no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on our business. As of December 31, 2013, we had a total of 110 lending relationships that represent exposure to us of at least $500. We believe that the loss of one of these relationships or an affiliated group of relationships, while significant, would not materially impact our performance.

Competition and Seasonality

The banking business is highly competitive. Our primary market area consists of Maury, Williamson, and Hickman Counties in Tennessee. We compete with numerous commercial banks and savings institutions with offices in these market areas. In addition to these competitors, we compete for loans with insurance companies, regulated small loan companies, credit unions, and certain government agencies. We also compete with numerous companies and financial institutions engaged in similar lines of business, such as mortgage banking companies, brokerage companies, investment banking firms and lending companies. Some of our competitors have significantly greater financial resources and offer a greater number of branch locations. To offset this advantage of our larger competitors, the Company focuses on providing superior customer service and tailors our products and services to the specific market segments that we serve. The Company does not experience significant seasonal trends in its operations.

Employees

As of December 31, 2013, we had 118 full-time equivalent employees and 121 total employees. The Company plans to continue to hire additional employees as necessary to meet the demands of its customers. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement, and the Company believes that its employee relations are in good standing.

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

The Preferred Stock qualifies as Tier 1 capital under current regulatory guidelines and pays cumulative dividends (i) with respect to the Series A Preferred Stock, at a rate of 5% per annum for the first five years following issuance and 9% per annum thereafter, and (ii) with respect to the Series B Preferred Stock, at a rate of 9% per annum. Dividends are payable on the Preferred Stock quarterly and are payable on February 15, May 15, August 15 and November 15 of each year. Beginning on February 27, 2014, the dividend rate on the Series A Preferred Stock increased to 9% per annum. If the Company fails to pay a total of six dividend payments on either the Series A Preferred Stock or the Series B Preferred Stock, whether or not consecutive, holders of the series of Preferred Stock on which such dividends have not been paid shall be entitled, voting together with the other series of Preferred Stock and any other series of voting parity stock, to elect two directors to the Company’s Board of Directors until the Company has paid all such dividends that it had failed to pay. As a result of the Company’s deteriorating financial condition, at the request of the Federal Reserve Bank of Atlanta (the “FRB”), we informally agreed, through a board resolution adopted by the Board of Directors on January 18, 2011 (which was replaced with a written agreement on April 19, 2014), that we would not, among other things, pay dividends on the Preferred Stock we have sold to the U.S. Treasury without the prior approval of the FRB. Beginning with the dividend payment due on May 15, 2011, we have been unable to secure the approval of the FRB to pay dividends on the Series A Preferred Stock or Series B Preferred Stock. Since we have deferred dividend payments on our Preferred Stock for more than six quarters, the U.S. Treasury has the right to elect two directors to our Board of Directors.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act – On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far-reaching provisions do not directly apply to community-based institutions like the Company or the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Company either because of exemptions for institutions below a certain asset size or because of the nature of the Company’s operations. Those provisions that have been adopted or are expected to be adopted have impacted and will continue to impact the Company include the following:

•	Changing the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminating the ceiling and increasing the size of the floor of the DIF, and offsetting the impact of the increase in the minimum floor on institutions with less than $10 billion in assets;

•	Making permanent the $250 limit for federal deposit insurance, increasing the cash limit of Securities Investor Protection Corporation protection to $250 and providing unlimited federal deposit insurance until December 31, 2012 for non-interest bearing demand transaction accounts at all insured depository institutions;

•	Repealing the federal prohibition on payment of interest on demand deposits, thereby permitting depositing institutions to pay interest on business transaction and other accounts;

•	Centralizing responsibility for consumer financial protection by creating a new agency, the Consumer Financial Protection Bureau, responsible for implementing federal consumer protection laws, although banks below $10 billion in assets will continue to be examined and supervised for compliance with these laws by their federal banking regulator;

•	Restricting the preemption of state law by federal law and disallowing national bank subsidiaries from availing themselves of such preemption;

•	Limiting the debit interchange fees that certain financial institutions are permitted to charge;

•	Imposing new requirements for mortgage lending, including new minimum underwriting standards, prohibitions on certain yield-spread compensation to mortgage originators, special consumer protections for mortgage loans that do not meet certain provision qualifications, prohibitions and limitations on certain mortgage terms and various new mandated disclosures to mortgage borrowers;

•	Applying the same leverage and risk based capital requirements that apply to insured depository institutions to holding companies;

•	Permitting national and state banks to establish de novo interstate branches at any location where a bank based in that state could establish a branch, and requiring that bank holding companies and banks be well capitalized and well managed in order to acquire banks located outside their home state;

•	Imposing new limits on affiliated transactions and causing derivative transactions to be subject to lending limits; and

•	Implementing certain corporate governance revisions that apply to all public companies.

Many aspects of the Dodd-Frank Act, including some described above, are not yet effective and remain subject to rulemaking and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted.

Supervision by the Federal Reserve Board – The Company is a bank holding company registered under the provisions of the federal Bank Holding Company Act of 1956, as amended (the “BHC Act”), and consequently is subject to examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

As a bank holding company, the Company is required to file, with the Federal Reserve, annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve and is required to obtain approval of the Federal Reserve prior to acquiring, directly or indirectly, ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting stock of such bank unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or a bank holding company, and must engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company, the activities of which the Federal Reserve has determined to be so closely related to banking or management or controlling banks as to be properly incident thereto.

A bank holding company and its subsidiaries are also prohibited from engaging in certain tying arrangements in connection with the extension of credit or provision of any property or service. Thus, an affiliate of a bank holding company may not extend credit, lease, sell property, or furnish any services or fix or vary the consideration for these on the condition that (i) the customer must obtain or provide some additional credit, property, or services from or to the bank holding company or subsidiaries thereof or (ii) the customer may not obtain some other credit, property, or services from a competitor, except to the extent reasonable conditions are imposed to assure the soundness of the credit extended. The Federal Reserve has adopted significant amendments to its anti-tying rules that: (1) removed Federal Reserve-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) allow banks greater flexibility to package products with their affiliates; and (3) establish a safe harbor from the tying restrictions for certain foreign transactions. These amendments were designed to enhance competition in banking and non-banking products and to allow banks and their affiliates to provide more efficient, lower cost service to their customers.

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

The Change in Bank Control Act of 1978, as amended, requires a person (or group of persons acting in concert) acquiring “control” of a bank holding company to provide the Federal Reserve with 60 days’ prior written notice of the proposed acquisition. Following receipt of this notice, the Federal Reserve has 60 days within which to issue a notice disapproving the proposed acquisition, but the Federal Reserve may extend this time period for up to another 30 days. An acquisition may be completed before expiration of the disapproval period if the Federal Reserve issues written notice of its intent not to disapprove the transaction. In addition, any “company” must obtain the Federal Reserve’s approval before acquiring 25% (5% if the “company” is a bank holding company) or more of the outstanding shares or otherwise obtaining control over the company.

The Attorney General of the United States may, within 15 days after approval by the Federal Reserve of an acquisition, bring an action challenging such acquisition under the federal antitrust laws, in which case the effectiveness of such approval is stayed pending a final ruling by the courts. Failure of the Attorney General to challenge an acquisition does not, however, exempt the holding company from complying with both state and federal antitrust laws after the acquisition is consummated or immunize the acquisition from future challenge under the anti-monopolization provisions of the Sherman Act.

Bank holding companies are not permitted to engage in “unsafe and unsound” banking practices. The Federal Reserve’s Regulation Y, for example, generally requires a bank holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with consideration paid for any repurchases or redemptions in the preceding year, is equal to 10% or more of the bank holding company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe and unsound practice or would violate any law or regulation. Depending upon the circumstances, the Federal Reserve could take the position that paying a dividend would constitute an unsafe and unsound banking practice. Supervisory guidance from the Federal Reserve indicates that bank holding companies that are participants in the CPP that are experiencing financial difficulty generally should eliminate, reduce or defer dividends on Tier 1 capital instruments (as we have done) including trust preferred securities, preferred stock or common stock, if the holding company needs to conserve capital for safe and sound operation and to serve as a source of strength to its subsidiaries.

The Federal Reserve has broad authority to prohibit activities of bank holding companies and their non-bank subsidiaries which represent unsafe and unsound banking practices or which constitute knowing or reckless violations of laws or regulations, if those activities caused a substantial loss to a depository institution. These penalties can be as high as one million dollars for each day the activity continues.

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

As of December 31, 2013, all of the plans required to be submitted to the FRB have been submitted and approved. Management believes that the Company is in full compliance with the requirements of the Written Agreement as of December 31, 2013.

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

The Bank’s capital levels as of December 31, 2011 were below those that the Bank agreed to achieve by that date under the terms of the Consent Order. As of the years ended December 31, 2012 and December 31, 2013, the Bank’s Tier 1 risk-based capital ratio and its total risk-based capital ratio exceeded those levels that the Bank committed to maintain in the Consent Order, but its Tier 1 leverage capital ratio remained below the level required by the Consent Order. Based on December 31, 2013 levels of average assets and risk-weighted assets, the required amount of additional Tier 1 capital necessary to meet the requirements of the Consent Order was approximately $386 which would also satisfy the total capital requirement. As a result of entering into the Consent Order, the Bank is subject to additional limitations on its operations including a prohibition on paying interest on deposits above national rate caps and accepting rolling over or renewing brokered deposits, which could adversely affect the Bank’s liquidity and/or operating results. The Bank is also limited, as a result of its condition, in its ability to pay severance payments to its employees and must receive the consent of the FDIC and the Department to appoint new officers or directors.

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

Under Tennessee law, the Company may pay common stock dividends if, after giving effect to the dividends, the Company can pay its debts as they become due in the ordinary course of business and the Company’s total assets exceed its total liabilities. The payment of dividends by the Company also may be affected or limited by certain factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank holding company or a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may take various supervisory actions to prevent such action, including a cease and desist order prohibiting such practice. At the request of the FRB, the Board of Directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company would not, among other things, incur additional debt, pay dividends on any of its common stock or preferred stock, or redeem treasury stock without approval from the FRB. The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. In the first quarter of 2011, the FRB granted the Company permission to pay the dividends on its Preferred Stock that were due on February 15, 2011, but denied the Company permission to make interest payments on its subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three issuances of subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the indentures governing the subordinated debentures provide that the Company cannot pay any dividends on its Common Stock or Preferred Stock. Accordingly, the Company was required to suspend its dividend payments on its Preferred Stock beginning in the second quarter of 2011. Consequently, at December 31, 2013, the Company had $3,835 of interest accrued on its subordinated debentures for which payment is being deferred. In addition, the Company had accumulated $2,792 in deferred dividends on the shares of Preferred Stock it had sold to the U.S. Treasury under the TARP Capital Purchase Program (“CPP”) as of December 31, 2013. Under the terms of the CPP, failure to pay dividends for six dividend periods triggers the U.S. Treasury’s right to elect two directors to an institution’s board. Since the Company has deferred payments of dividends on its Preferred Stock for more than six quarters, the U.S. Treasury has the right to elect up to two directors to the Company’s board of directors.

Additionally, because the Company has deferred the payment of interest on its subordinated debt, the Bank’s sole subsidiary, Community First Properties, Inc., is also prohibited from paying dividends on its issued and outstanding preferred stock and common stock until such time as the Company is current on the payment of interest on its subordinated debt. As a result of the prohibition, Community First Properties, Inc. did not make its $8 semi-annual dividend payment on its preferred stock due December 30, 2011, June 30, 2012, December 31, 2012, June 30, 2013 and December 31, 2013.

As a result of its losses in 2011, at December 31, 2013, the Bank was prohibited under applicable Tennessee law from declaring dividends, without prior approval from the Department. The terms of the Consent Order with the FDIC and the written agreement the Bank entered into with the Department also prohibit the Bank from paying dividends to the Company without prior approval of the Department and/or the FDIC. The Company is currently considering the options available to it to increase capital levels at the Bank, including the sale of common or preferred stock of the Company or alternatively the sale of the Company. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company. If a change in control was deemed to have occurred, certain IRS’s regulations related to the preservation of net operating loss carryforwards could subject the Company to risk of forfeiture of these tax benefits. The loss of these tax benefits would not cause the Company to recognize a direct reduction in cash, but rather would eliminate the tax benefits that the Company would otherwise be able to utilize to offset future year’s profits, if any, to reduce the Company’s tax liabilities. Continued failure by the Bank or the Company to comply with the terms of the Consent Order, the Written Agreement or the written agreement that the Bank has entered into with the Department, as applicable, may result in additional adverse regulatory action.

In addition to the limitations on the Company’s ability to pay dividends under Tennessee law and in its commitment to the FRB in the Written Agreement, the Company’s ability to pay dividends on its Common Stock is also limited by the Company’s participation in the CPP, by the terms of the indentures governing its subordinated debentures and by certain statutory or regulatory limitations.

Subject to certain restrictions, from February 28, 2012 until February 27, 2019, unless the U.S. Treasury has transferred the Preferred Stock to third parties or the Preferred Stock has been completely redeemed, the Company may increase the dividends paid to holders of its Common Stock by up to 3% in the aggregate per year over the amount paid in the prior year without the U.S. Treasury’s consent; provided that no increase in the dividends paid to holders of Common Stock may be made as a result of any dividend paid in shares of Common Stock, any stock split or any similar transactions. From February 28, 2019, until the Preferred Stock held by the U.S. Treasury has been completely redeemed or transferred to third parties, the Company may not declare or pay any dividend or make any distribution on any capital stock or other equity securities of the Company other than regular dividends on shares of the Preferred Stock in accordance with the terms thereof and which are permitted by the terms of the Preferred Stock, or dividends or distributions by any wholly-owned subsidiary of the Company. Further, during such period the Company may not redeem, purchase or acquire any shares of Common Stock or other capital stock or other equity securities of any kind of the Company, including any trust preferred securities, other than the Preferred Stock.

State banks are subject to regulation by the Department with regard to capital requirements. Tennessee has adopted the provisions of the Federal Reserve Regulation O with respect to restrictions on loans and other extensions of credit to bank “insiders.” Further, under Tennessee law, state banks are prohibited from lending to any one person, firm or corporation amounts more than fifteen percent (15%) of its equity capital accounts, except (i) in the case of certain loans secured by negotiable title documents covering readily marketable nonperishable staples, or (ii) with the prior approval of the state bank’s board of directors or finance committee (however titled), the state bank may make a loan to any person, firm or corporation of up to twenty-five percent (25%) of its equity capital accounts.

Deposit Insurance – Our deposit accounts are insured by the FDIC up to applicable limits by the DIF. The DIF was designated as an insurance fund pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”). FIRREA provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default. FIRREA provides that certain types of persons affiliated with financial institutions can be fined by the federal regulatory agency having jurisdiction over a depository institution with federal deposit insurance (such as the Bank) up to $1,000 per day for each violation of certain regulations related (primarily) to lending to and transactions with executive officers, directors, and principal shareholders, including the interests of these individuals. Other violations may result in civil money penalties of $5 to $25 per day or in criminal fines and penalties. In addition, the FDIC has been granted enhanced authority to withdraw or to suspend deposit insurance in certain cases.

As an insurer, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises and regulates the operations of state-chartered banks that are not members of the Federal Reserve. FDIC approval is required prior to any merger or consolidation involving state, nonmember banks, or the establishment or relocation of an office facility thereof. FDIC supervision and regulation is intended primarily for the protection of depositors and the DIF. The FDIC regularly examines state chartered banks like the Bank and in connection with its examinations may identify matters necessary to improve a bank’s operation in accordance with principles of safety and soundness. Any matters identified in such examinations are required to be appropriately addressed by the bank being examined and may include maintaining capital at levels above those required by federal statutory provisions to be considered well capitalized or not paying dividends without the prior approval of the FDIC.

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

FDICIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve. In addition, undercapitalized depository institutions are subject to growth limitations and are required to submit capital restoration plans. A depository institution’s holding company must guarantee the capital plan, up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it becomes undercapitalized or the amount of the capital deficiency when the institution fails to comply with the plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the depository institution’s capital. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

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

Various other legislation, including proposals to revise the bank regulatory system and to limit or expand the investments that a depository institution may make with insured funds, is from time to time introduced in Congress. The Department and the FDIC examine the Bank periodically for compliance with various regulatory requirements. Such examinations, however, are for the protection of the DIF and depositors and not for the protection of investors and shareholders.

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

Support of Subsidiary Institutions – Under the Dodd-Frank Act, and previously under Federal Reserve policy, the Company is required to act as a source of financial strength for the Bank, and to commit resources to support the Bank. This support can be required at times when it would not be in the best interest of the Company’s shareholders or creditors to provide it. In the event of our bankruptcy, any commitment by the Bank to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.

Capital Requirements – The FDIC’s minimum capital standards applicable to FDIC-regulated banks and savings banks require the most highly-rated institutions to meet a “Tier 1” leverage capital ratio of at least 3.0% of total assets. Tier 1 (or “core capital”) as currently applicable to us consists of common stockholders’ equity, noncumulative perpetual preferred stock, and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. All banks must have a Tier 1 leverage ratio of at least 100-200 basis points above the 3% minimum. The FDIC capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not highly rated or are anticipating or experiencing significant growth. The preferred stock that the Company sold to the U.S. Treasury in connection with the CPP qualifies as Tier 1 capital as do the majority of the subordinated debentures the Company has previously issued, and, as described below, each currently continue to qualify as Tier 1 capital following passage of the Dodd-Frank Act and will continue to qualify as Tier 1 capital under rules adopted by federal banking regulators implementing Basel III but may not so qualify if the proposed regulations implementing Basel III are adopted and become applicable to the Company and the Bank. Tier 2 capital is an amount equal to the sum of (i) the allowance for possible loan losses in an amount up to 1.25% of risk-weighted assets; (ii) cumulative perpetual preferred stock with an original maturity of 20 years or more and related surplus; (iii) hybrid capital instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) in an amount up to 50% of Tier 1 capital, eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus. The inclusion of the foregoing elements of Tier 2 capital is subject to certain requirements and limitations of the FDIC.

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

FDIC regulations also require that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. The components of Tier 1 capital are equivalent to those discussed above under the 3% leverage requirement. The components consist of mandatory convertible securities, long-term subordinated debt, intermediate-term preferred stock and allowance for possible loan losses. Allowance for possible loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of Tier 1 capital. The FDIC includes in its evaluation of a bank’s capital adequacy an assessment of risk-based capital focusing principally on broad categories of credit risk. No measurement framework for assessing the level of a bank’s interest rate risk exposure has been codified but, effective board and senior management oversight of the bank’s tolerance for interest rate risk is required.

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

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide that a minimum ratio of Tier 1 capital to Average Assets, less goodwill and other specified intangible assets, of at least 4% should be maintained for most bank holding companies. For a bank holding company to be considered “well capitalized,” it must maintain a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and not be subject to a written agreement, order or directive to maintain capital above a specified level. The guidelines also provide that bank holding companies experiencing high internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company’s Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

In late 2010, the Basel Committee on Banking Supervision issued Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”), a new capital framework for banks and bank holding companies. Basel III will impose a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. In July 2013, the federal bank regulatory agencies, including the Federal Reserve and the FDIC, adopted final rules that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in Basel III and certain provisions of the Dodd-Frank Act. The final rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules establish a new common equity Tier 1 minimum capital requirement of 4.5% and a minimum Tier 1 capital requirement of 6% (up from the currently required 4%) and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status. The rules, which become effective as to the Bank on January 1, 2015, limit a banking organization’s capital distributions and certain discretionary bonus payments as well as a banking organization’s ability to repurchase its own shares if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. As a result, when fully phased in, the capital requirements, inclusive of the capital conservation buffer, would be a Tier 1 leverage ratio of 4%, a Tier 1 common risk-based equity capital ratio of 7%, a Tier 1 equity risk-based capital ratio of 8.5% and a total risk-based capital ratio of 10.5%. Under the new rules Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions cumulative preferred stock and trust preferred securities (including associated subordinated debentures) issued after May 19, 2010 will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010 (like the preferred stock we issued to Treasury and our subordinated debentures) including, in the case of bank holding companies with less than $15 billion in total assets, trust preferred securities issued prior to that date will continue to count as Tier 1 capital subject to certain quantitative limitations. Common equity Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions. The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in Accumulated Other Comprehensive Income. Because the Company’s total consolidated assets are below $500 million, these new capital rules will not be applicable to the Company on a consolidated basis. The Bank, though, will be subject to these rules once they become effective. Should the Company’s total consolidated assets increase to more than $500 million, the Company would then be subject to these new rules.

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

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, and for the most part will result in insured depository institutions and their holding companies being subject to more stringent capital requirements. Under the so-called “Collins Amendment” to the Dodd-Frank Act, federal regulators have established minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies on a consolidated basis. These minimum requirements require that a bank holding company maintain a Tier 1 risk-based capital ratio of not less than 6% and a total risk-based capital ratio of not less than 10%. The Collins Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Under the regulations implementing Basel III, trust preferred securities issued prior to that date will continue to count as Tier 1 capital, subject to certain qualitative limitations, for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier

1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2015. The Collins Amendment did not exclude preferred stock issued to the U.S. Treasury through the CPP from Tier 1 capital treatment. Accordingly, the Company’s subordinated debentures and Preferred Stock issued to the U.S. Treasury through the CPP continue to qualify as Tier 1 capital. The regulations implementing Basel III will have additional impacts on the Company’s and Bank’s regulatory capital ratios. See discussion in Item 1A – Risk Factors.

The Consent Order required the Bank to achieve by December 31, 2011, and thereafter maintain, a Tier 1 leverage capital ratio of at least 8.5%, a Tier 1 risk-based capital ratio of at least 10.0% and a total risk-based capital ratio of at least 12.0%. The Bank’s capital levels at December 31, 2011 were below these levels, but at December 31, 2012 and December 31, 2013, the Bank’s Tier 1 risk-based capital ratio and total risk-based capital ratio, but not its Tier 1 leverage ratio, exceeded the levels required by the Consent Order. Because the amount of cash available at the Company is not sufficient to pay the accrued but unpaid dividends on the Preferred Stock, pay the accrued but unpaid interest on the subordinated debentures and contribute to the Bank in an amount sufficient to enable the Bank to achieve the capital levels it committed to maintain in the Consent Order and the written agreement that the Bank entered into with the Department, the Company will continue to seek additional alternatives (including the issuance of common stock) to raise capital in order to assist the Bank in meeting its required capital level obligations.

Restrictions on Transactions with Affiliates – Both the Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	A bank’s loans or extensions of credit, including purchases of assets subject to an agreement to repurchase, to affiliates;

•	A bank’s investment in affiliates;

•	Assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	The amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates;

•	Transactions involving the borrowing or lending of securities and any derivative transaction that results in credit exposure to an affiliate; and

•	A bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

Monetary Policy

The Bank, like other depository institutions, is affected by the monetary policies implemented by the Board of Governors of the Federal Reserve. The Federal Reserve has the power to restrict or expand the money supply through open market operations, including the purchase and sale of government securities and the adjustment of reserve requirements. These actions may result in significant fluctuations in market interest rates, which could adversely affect the operations of the Bank, such as its ability to make loans and attract deposits, as well as market demand for loans. See “Supervision and Regulation.”

Capital Adequacy

See Supervision and Regulation – Capital Requirements for a discussion of bank regulatory agencies’ capital adequacy requirements.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves various risks, which are particular to our company, our industry and our market area. Investors should carefully consider the risks described below and all other information contained in this Annual Report on Form 10-K and the documents incorporated by reference before deciding to purchase our common stock. It is possible that risks and uncertainties not listed below may arise or become material in the future and affect our business as currently planned and our financial condition or operating results.

Negative developments in the U.S. and local economy and in local real estate markets have adversely impacted our operations and results and may continue to adversely impact our results in the future.

Economic conditions in the markets in which we operate deteriorated significantly between early 2008 and the middle of 2010 and remained sluggish into 2012. As a result, we incurred significant losses in 2009, 2010 and 2011. During 2012 and 2013, the Bank continued to work through its existing problem loans and greatly reduced the balance of problem loans through transfers to other real estate, successful resolutions, and charge offs. Additionally, the Bank had fewer loan relationships to become newly classified as problem loans during 2013 than in prior years, which contributed to a substantial reduction in provision for loan losses. Despite these improvements, we continue to have high levels of nonperforming assets which will continue to negatively impact our results of operations. Management anticipates that additional progress will be made in 2014 to reduce overall problem loans.

We are geographically concentrated in the Middle Tennessee area and changes in local economic conditions could impact our profitability.

Our primary market area consists of Maury County and Hickman County, Tennessee. We also have operations in Williamson County in Tennessee. Substantially all of our loan customers and most of our deposit and other customers live or have operations in this same geographic area. Accordingly, our financial results have significantly depended upon the growth in population, income levels, and deposits in these areas, along with the continued attraction of business ventures to these areas and the stability of the housing market, and our profitability is impacted by the changes in general economic conditions in these markets.

With the sale of our branch locations in Murfreesboro and Franklin, Tennessee during 2012, our results of operations have become more dependent on the economic climate in our primary market, Maury and Hickman Counties, in 2013 and thereafter. Economic conditions in the Maury and Hickman County markets weakened in 2009 and continued to be challenging in 2010 and 2011, negatively affecting our operations, particularly the real estate construction and development segment of our portfolio. Unemployment rose significantly in the Maury and Hickman County market in 2009 from 2008 levels and remained at elevated levels throughout 2010 and 2011. During 2012 and continuing into 2013, we began to see stabilization of economic conditions and some indicators of economic improvement.

We cannot assure you that economic conditions in the Maury and Hickman County markets will continue to improve in 2014 or thereafter, and continued weak economic conditions in those markets could cause us to suffer additional losses, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.

Our loan portfolio includes a significant amount of real estate loans, including construction and development loans, which loans have a greater credit risk than residential mortgage loans.

As of December 31, 2013, approximately 88.7% of our loans held for investment were secured by real estate. Of this amount, approximately 40.0% were commercial real estate loans, 45.6% were residential real estate loans, 12.4% were construction and development loans and 2.0% were other real estate loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the markets we serve or in the State of Tennessee, like those we experienced in 2008, 2009, 2010, 2011 and to a lesser extent in 2012 and 2013 have adversely affected, and could continue to adversely affect, the value of our assets, our revenues, results of operations and financial condition. In addition, construction and development lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Consequently, the credit quality of many of these loans deteriorated during the challenging economic environment from 2008 to 2011. Over the last three years, the number of newly constructed homes or lots sold in our market areas declined, negatively affecting collateral values and contributing to increased provision and other real estate expense and higher levels of non-performing assets. A continued reduction in residential real estate market prices and demand could result in further price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold. Challenging economic and real estate market conditions have led, and could continue to lead, to elevated levels of non-performing loans and other real estate owned, losses and expenses from the management and disposition of non-performing assets, increases in provision for loan losses, and increases in operating expenses as a result of the allocation of management time and resources to the collection and workout of loans, all of which would negatively impact our financial condition and results of operations.

The Consent Order with the FDIC, the Written Agreement with the Department and the Bank’s current condition, may negatively impact the Bank’s and the Company’s operations, liquidity and capital resources.

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

During the first quarter of 2013, the Bank entered into a written agreement with the Department, the terms of which are substantially the same as those of the Consent Order, including as to required minimum levels of capital that the Bank must maintain. The FDIC and the Department each has broad authority to take additional actions against the Bank, including assessing civil fines and penalties, issuing additional consent or cease and desist orders and removing officers and directors.

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

The terms of the Consent Order require that the Bank achieve by December 31, 2011, and thereafter maintain, a ratio of Tier 1 capital to Average Assets of at least 8.5%; a ratio of Tier 1 capital to risk-weighted assets of at least 10%; and a ratio of total capital to risk-weighted assets of at least 12%. The written agreement that the Bank entered into with the Department contains identical capital maintenance requirements as the Consent Order. At December 31, 2012 and December 31, 2013, the Bank’s capital levels exceeded the minimum amounts that it had committed to achieve in the Consent Order and written agreement with the Department for Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets. The Bank has not achieved the minimum capital level that it had committed to achieve in the Consent Order and written agreement with the Department for Tier 1 capital to Average Assets. The amount of the capital shortfall at December 31, 2013 was approximately $386. The Company has considered the options available to it to increase capital levels at the Bank, including through the sale of common or preferred stock of the Company or the sale of other assets, or alternatively the sale of the Company. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company.

Recently adopted changes to capital requirements for bank holding companies and depository institutions may negatively impact the Company’s and the Bank’s results of operations.

In July 2013, the Federal Reserve and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Bank. The final rules, which are not applicable to bank holding companies with less than $500 million in total assets, implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms include new minimum risk-based capital and leverage ratios. These rules also refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules under the proposals are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (to be phased in over three years) above the new regulatory minimum capital ratios, and result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

Even if the Bank is able to achieve the capital ratios required by the Order, the application of more stringent capital requirements for the Company and the Bank, like those implementing the Basel III reforms (particularly the new common equity Tier 1 capital ratio), could, among other things, if applicable to the Company or the Bank result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if the Company or the Bank were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of the final rules regarding Basel III could result in the Company or the Bank having to lengthen the term of their funding, restructure their business models and/or increase their holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit the Company’s and the Bank’s ability to make distributions, including paying dividends or buying back shares.

If the Bank’s capital levels decline, the amounts that it can lend any one borrower are reduced.

At December 31, 2013, the Bank’s legal lending limit under applicable regulations (based upon the maximum legal lending limits of 25% of capital and surplus) was $9,389. As the Bank’s capital levels have declined since 2008, its legal lending limit has been reduced. If the legal lending limit is reduced below the level of credit, including lines of credit, that the Bank has extended to a borrower, it can no longer renew or continue undrawn credit lines or make additional loans or advances to its largest borrower relationships, and its ability to renew outstanding loans to such customers is extremely limited. Additionally, if the Bank seeks to reduce the amount of credit that it has extended to a particular borrower because of a reduction in its legal lending limit, the borrower may decide to move its loan relationships to another financial institution with legal lending limits high enough to accommodate the borrower’s relationships. A loss of loan customers as a result of being subject to lower lending limits, could negatively impact the Bank’s liquidity and results of operations.

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

Our ability to achieve and thereafter maintain required capital levels and adequate sources of funding and liquidity could be impacted by changes in the capital markets and deteriorating economic and market conditions.

We, and the Bank, are required to maintain certain capital levels established by banking regulations or specified by bank regulators, including those capital maintenance standards imposed on us as a result of the Dodd-Frank Act, the federal regulations implementing Basel III and the Consent Order, the Written Agreement and the written agreement that the Bank entered into with the Department, and we are required to serve as a source of financial strength to the Bank. In addition to the minimum capital levels that we and the Bank are required to maintain under federal banking regulations, the Bank has agreed with the FDIC and the Department that it will maintain a ratio of Tier 1 capital to average asset of at least 8.50%; a ratio of Tier 1 capital to risk-weighted assets of at least 10%; and a ratio of total capital to risk-weighted assets of at least 12%. The Bank failed to achieve the Tier 1 capital to Average Assets ratio as of December 31, 2013, however it has achieved the required capital levels for Tier 1 capital to risk-weighted assets and total capital to risk-weighted assets. The Company, separate from the Bank is regulated by the FRB. The Company has a Written Agreement with the FRB prohibiting the Company from, among other things, paying interest on its subordinated debentures and dividends on its common and Preferred Stock without the prior approval of the FRB. The Written Agreement does not establish any specific capital ratios that must be attained by the Company. We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Our, and the Bank’s, ability to maintain capital levels at or above those required by federal banking regulations, or the Consent Order or the written agreement with the Department, as well as adequate sources of funding and liquidity could be impacted by changes in the capital markets in which we operate and deteriorating economic and market conditions. In addition, we have from time to time supported our capital position with the issuance of trust preferred securities. The trust preferred market has deteriorated significantly since the second half of 2007 and following the passage of the Dodd-Frank Act and the issuances of the federal regulations implementing Basel III we will no longer be able to count trust preferred securities issued after May 19, 2010 as Tier 1 capital, if our total assets exceed $500 million.

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

As we continue to resolve non-performing real estate loans, we have increased levels of foreclosed properties. Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments owed on new appraisal values and gains or losses on disposition. These charges will increase as levels of other real estate increase, and also as local real estate values decline, negatively affecting our results of operations. Management has been successful in offsetting a substantial portion of these expenses through rental of properties that are owned. If market conditions change such that market rates for rental properties decline in the Bank’s market area, the Bank’s income could be further negatively impacted.

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

We supported much of our historic growth, including as a result of our acquisition of First National, through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2013, we had issued trust preferred securities and accompanying junior subordinated debentures totaling $23 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures the Company issued to the trusts are senior to shares of our Common Stock and Preferred Stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our Preferred Stock and Common Stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our Common Stock and Preferred Stock. We have the right to defer distributions on these junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our Common Stock or Preferred Stock. As described above, we have agreed with the FRB that we will not pay interest on the subordinated debentures without the prior approval of the FRB. In the first quarter of 2011, we sought approval to pay the quarterly interest payment due on March 15, 2011. The FRB denied our request and we have been unable to secure the approval of the FRB to pay the quarterly interest payments since. Accordingly, we were not permitted to make these payments and notified the trustee under the associated trust of our intent to defer the interest payments. Under the terms of the indentures pursuant to which these subordinated debentures were issued, we, and our subsidiaries, are prohibited from paying dividends on our Common Stock and Preferred Stock and from paying interest on any other series of subordinated debentures that rank equal, or junior to, these subordinated debentures until such time as we are current in the payment of interest on these subordinated debentures. Accordingly, until we are able to secure the approval of the FRB to again make quarterly interest payments on our subordinated debentures and bring those payments current, we will not be permitted to make such payments of interest or payments of dividends. Additionally, for so long as the Company is not current in the payment of interest on its subordinated debentures, its subsidiary, Community First Properties, Inc., is also prohibited from paying dividends on its issued and outstanding preferred stock or common stock.

Beginning in the first quarter of 2016, if we have not paid all accrued but unpaid dividends on the subordinated debentures that we have issued in connection with the trust preferred securities, the holders of the trust preferred securities could force an event of default with respect to the subordinated debentures which would materially and adversely affect our results of operations.

Environmental liability associated with commercial lending could result in losses.

In the course of business, the Bank has, and may in the future, acquire, through foreclosure, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, we, or the Bank, might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties.

Liquidity needs could adversely affect our results of operations and financial condition.

We rely on dividends from the Bank as our primary source of funds, and the Bank relies on customer deposits and loan repayments as its primary source of funds. The Bank has not paid dividends to us since the fourth quarter of 2006. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, and general economic conditions. Historically, we have relied to a significant degree on national time deposits and brokered deposits, which may be more volatile and expensive than local time deposits. Over the last three years, we have reduced our reliance on these types of deposits. At December 31, 2013, national time deposits represented 4.52% of our total deposits. We had no brokered deposits at December 31, 2013. As a result of entering into the Consent Order, the Bank is no longer considered well capitalized and accordingly, the Bank must receive the consent of the FDIC in order to accept, renew or rollover brokered deposits. While we believe that our stable core deposit base and secondary sources of liquidity, including Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks, are currently adequate for our liquidity needs, there can be no assurance they will be sufficient to meet future liquidity demands.

We rely on dividends from our bank subsidiary as our primary source of liquidity and payment of these dividends is limited under Tennessee law.

Under Tennessee law, the amount of dividends that may be declared by the Bank in a year without approval of the Commissioner of the Department is limited to net income for that calendar year combined with retained net income for the two preceding years. In addition, the FDIC and the Department have broad discretion to impose limitations on the Bank’s ability to pay dividends to us and as described above, the terms of the Consent Order and the written agreement that we have entered into with the Department prohibit the Bank from paying dividends without the prior approval of the FDIC and the Department. In addition, because of the losses incurred by the Bank in 2011, at December 31, 2013 the Bank could not pay dividends to us without prior approval by the Commissioner of the Department. As a result of the restriction on the Bank’s ability to pay dividends to us and the terms of the Written Agreement the Company has entered into with the FRB not to pay interest or dividends without the FRB’s prior approval, we have deferred the interest on our subordinated debentures and dividend payments on the Preferred Stock beginning in the first quarter and second quarter of 2011, respectively.

Although we have initiated efforts to reduce our reliance on noncore funding, it is possible that the Bank could be required to seek additional non-core funds if market conditions change, reducing the amount of liquidity provided by the Bank’s core deposits. As a result of the Bank’s entry into the Consent Order, the Bank may not accept, renew or rollover brokered deposits without the prior approval of the FDIC.

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

Certain provisions of the legislation were not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (like the Bank) are exempt from certain provisions of the legislation. Although certain regulations implementing portions of the Dodd-Frank Act have been promulgated, we are still unable to predict how this significant new legislation may be interpreted and enforced or how implementing regulations and supervisory policies may affect us. There can be no assurance that these or future reforms will not significantly increase our compliance or operating costs or otherwise have a significant impact on our business, financial condition and results of operations.

National or state legislation or regulation may increase our expenses and reduce earnings.

Federal bank regulators are increasing regulatory scrutiny and additional restrictions (including those originating from the Dodd-Frank Act) on financial institutions. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our earnings. Changes in state or federal tax laws or regulations can have a similar impact. Furthermore, financial institution regulatory agencies are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional formal or enforcement or supervisory actions. These actions, whether formal or informal, could result in our agreeing to limitations or to take actions that limit our operational flexibility, limit the Bank’s ability to pay dividends to us, restrict our growth or increase our capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, like the Written Agreement, the Consent Order and the written agreement that the Bank entered into with the Department, would lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.

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

Because of significant competitive deposit pricing pressures in our market and the negative impact of these pressures on our cost of funds, coupled with the fact that a significant portion of our loan portfolio has variable rate pricing that moves in concert with changes to the Federal Reserve’s federal funds rate (which is at an extremely low rate as a result of current economic conditions), our net interest margin continues to be negatively impacted. Because of these competitive pressures, we have been unable to lower the rate that we pay on interest-bearing liabilities to the same extent and as quickly as the yields we charge on interest-earning assets. Additionally, the amount of nonaccrual loans and other real estate owned has been and may continue to be elevated. As a result, our net interest margin, and consequently our profitability, have been, and may continue to be, negatively impacted.

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

For so long as any equity securities that we issued to the U.S. Treasury under the CPP remain outstanding and held by Treasury, federal law and regulations severely restrict bonuses, retention awards, severance payments and other incentive compensation payable to our most highly compensated employee, and in some cases up to the next 20 highest paid employees. It is possible that we may be unable to create a compensation structure that permits us to retain such employees or recruit additional employees, especially if we are competing against institutions that are not subject to the same restrictions. If this were to occur, our business and results of operations could be materially adversely affected.

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

The Company is a bank holding company regulated by the Federal Reserve. The Bank is a state chartered bank and comes under the supervision of the Commissioner of the Department and the FDIC. The Bank is also governed by the laws of the state of Tennessee and federal banking laws under the FDICA, the FDICIA and the Federal Reserve Act. The Bank is also regulated by other agencies including, but not limited to, the Internal Revenue Service, OSHA, and the Department of Labor. These and other regulatory agencies impose certain regulations and restrictions on the Bank, including:

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

As long as the Preferred Stock is outstanding, no dividends may be paid on our Common Stock unless all dividends on the Preferred Stock have been paid in full. The dividends declared on the Preferred Stock whether we are able to pay such dividends or not along with the accretion of the discount upon issuance, will reduce the net income available to common shareholders and our earnings per share of Common Stock. Holders of the Preferred Stock that we have issued to the U.S. Treasury have rights that are senior to those of the holders of our Common Stock.

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

As described above, we have agreed with the FRB that we will not pay dividends on our Common Stock or Preferred Stock without the FRB’s prior approval. We also are prohibited from paying dividends on our Common Stock and Preferred Stock at times when we are not current on the payment of interest on our subordinated debentures. Beginning in May 2011, we have deferred the dividend payments due on our Preferred Stock for the last 12 quarterly dividend periods. Since we have failed to pay dividends on the Preferred Stock for at least six quarters, the U.S. Treasury has the right to increase the authorized number of directors constituting our Board of Directors by two. However, the U.S. Treasury has not yet exercised this right; yet, it continues to have this right until all accrued and unpaid dividends on the Preferred Stock for all past dividend periods have been paid in full.

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

The Bank operates a branch office at 4809 Columbia Pike, Thompson Station, Tennessee. The Bank owns the building and property.

At December 31, 2013, the cost of office properties and equipment (less allowances for depreciation and amortization) owned by us was $10,215.

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

No public market exists for the Company’s Common Stock, and there can be no assurance that a public trading market for the Company’s Common Stock will develop. As of February 27, 2014 there were 2,191 holders of record of the Company’s Common Stock and 3,274,830 shares outstanding, excluding vested options. As of February 27, 2014, there were 59,600 vested options outstanding to purchase shares of Common Stock.

While there is no public market for the Company’s Common Stock, the most recent trade of the Company’s Common Stock known to the Company occurred on July 7, 2013 at a price of $6.00 per share. These sales are isolated transactions and, given the small volume of trading in the Company’s Common Stock, may not be indicative of its present value. Below is a table which sets forth Company’s high and low prices of which the Company is aware for the relevant quarters during the two fiscal years ended December 31:

2013	High	Low
First quarter	$7.00	$5.00
Second quarter	$5.00	$5.00
Third quarter	$6.00	$5.00
Fourth quarter	$6.00	$6.00

2012	High	Low
First quarter	$8.50	$7.00
Second quarter	$7.00	$7.00
Third quarter	$7.00	$7.00
Fourth quarter	$7.00	$7.00

Historically, the principal sources of cash revenue for the Company were dividends paid to it by the Bank. There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities. Further, the dividend policy of the Bank is subject to the discretion of the Board of Directors of the Bank and will depend upon such factors as future earnings, financial conditions, cash needs, capital adequacy and general business conditions. The Company paid no dividends to common shareholders in 2013, 2012, and 2011. Tennessee law provides that without the approval of the Commissioner of the Department dividends may be paid by the Bank in an amount equal to net income in the calendar year the dividend is declared plus retained net income for the prior two years. This means that because of the losses we incurred in 2011, at December 31, 2013, the Bank could not pay dividends to us. If the Bank has positive net income in 2014, it would be permitted under Tennessee banking laws to pay dividends to us, but the Bank would still require the prior approval of the FDIC and the Department to pay dividends to us. Tennessee laws regulating banks require certain charges against and transfers from an institution’s undivided profits account before undivided profits can be made available for the payment of dividends. In addition to these general restrictions applicable to Tennessee state-chartered banks, the terms of the Consent Order and the written agreement that the Bank entered into with the Department prohibit the Bank from paying dividends to us without the prior approval of the Department and the FDIC.

In addition to the limitations on the Company’s ability to pay dividends under Tennessee law, the Company’s ability to pay dividends on its Common Stock is also limited by the Company’s participation in the CPP and by the terms of the indentures pursuant to which its subordinated debentures have been issued.

From February 28, 2012 until February 27, 2019, unless the U.S. Treasury has transferred the Preferred Stock to third parties or the Preferred Stock has been redeemed in total, the Company may increase the dividends paid to holders of the Common Stock by up to 3% in the aggregate per year over the amount paid in the prior year without the U.S. Treasury’s consent; provided that no increase in common dividends may be made as a result of any dividend paid in common shares, any stock split or any similar transactions. From February 28, 2019 until the Preferred Stock held by the U.S. Treasury has been redeemed in whole or the U.S. Treasury has transferred all of the Preferred Stock to third parties, the Company may not declare or pay any dividend or make any distribution on any capital stock or other equity securities of the Company other than regular dividends on shares of preferred stock in accordance with the terms thereof and which are permitted by the terms of the Preferred Stock, or dividends or distributions by any wholly-owned subsidiary of the Company. Further, during such period the Company may not redeem, purchase or acquire any shares of Common Stock or other capital stock or other equity securities of any kind of the Company, including any trust preferred securities, other than the Preferred Stock.

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

The following selected financial data for the five years ended December 31, 2013, was derived from our consolidated financial statements and the related notes thereto. This data should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2013	2012	2011	2010	2009
INCOME STATEMENT DATA:
Interest income	$17,444	$22,728	$28,686	$32,925	$35,258
Interest expense	4,175	7,020	9,088	11,921	17,524
Net interest income	13,269	15,708	19,598	21,004	17,734
Provision for loan losses	45	2,700	13,029	14,434	10,921
Noninterest income	2,687	7,994	3,353	4,663	5,316
Noninterest expense	14,183	17,959	26,529	27,808	23,079
Net income (loss)	1,728	3,043	(15,052)	(18,206)	(9,572)
Net income(loss) allocated to common shareholders	559	1,883	(16,197)	(19,341)	(10,519)
BALANCE SHEET DATA:
Total assets	$448,443	$510,715	$616,773	$667,380	$701,191
Total securities	81,926	70,180	63,660	63,482	75,972
Total loans, net	265,668	297,114	361,650	488,807	527,406
Allowance for loan losses	(8,039)	(9,767)	(19,546)	(18,167)	(13,347)
Total deposits	407,532	448,946	555,037	595,069	606,196
FHLB advances	—	13,000	16,000	16,000	17,000
Subordinated debentures	23,000	23,000	23,000	23,000	23,000
Total shareholders’ equity	8,616	10,336	9,575	22,761	43,645
PER COMMON SHARE DATA:
Earnings (loss) per share—basic	$0.17	$0.58	$(4.95)	$(5.91)	$(3.23)
Earnings (loss) per share—diluted	0.17	0.58	(4.95)	(5.91)	(3.23)
Cash dividend declared and paid	—	—	—	—	0.05
Book value	(3.07)	(2.48)	(2.66)	1.42	7.86
PERFORMANCE RATIOS:
Return on average assets	0.27%	0.48%	(2.35%)	(2.65%)	(1.33%)
Return on average equity	9.55%	16.82%	(83.21%)	(41.69%)	(19.96%)
Net interest margin (1)	3.05%	2.93%	3.20%	3.34%	2.68%
ASSET QUALITY RATIOS:
Nonperforming loans to total loans	12.42%	11.08%	10.96%	10.50%	5.39%
Net loan charge offs to average loans	0.61%	3.42%	2.17%	1.85%	1.17%
Allowance for loan losses to total loans	2.94%	3.18%	5.13%	3.58%	2.47%
CAPITAL RATIOS:
Leverage ratio (2)	3.15%	2.40%	1.61%	4.57%	7.26%
Tier 1 risk-based capital ratio	5.05%	4.23%	2.37%	6.30%	9.25%
Total risk-based capital ratio	8.84%	7.62%	4.85%	10.57%	12.06%

(1)	Net interest margin is the result of net interest income for the period divided by average interest earning assets.
(2)	Leverage ratio is defined as Tier 1 capital (pursuant to risk-based capital guidelines) as a percentage of adjusted average assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

(Dollars in thousands, except per share data)

Unless indicated otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “the Company” or “Community First” as used herein refer to Community First, Inc. and its subsidiaries, including Community First Bank & Trust, which we sometimes refer to as “the Bank,” “our Bank” or our Bank subsidiary. The following is a discussion of our financial condition at December 31, 2013 and December 31, 2012, and our results of operations for the three year period ended December 31, 2013. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the annual audited consolidated financial statements. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere herein.

FORWARD-LOOKING STATEMENTS

Certain of the statements made herein, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K and the following:

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	greater than anticipated deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA;

•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions or regulatory development;

•	the inability to meet the requirements of our regulatory orders and agreements, which we and our Bank subsidiary are subject to;

•	failure to maintain capital levels above levels required by banking regulations or commitments or agreements we make with our regulators;

•	the inability to comply with regulatory capital requirements, including those resulting from recently adopted changes to capital calculation methodologies and required capital maintenance levels and to secure any required regulatory approvals for capital actions;

•	the continued reduction of our loan balances, and conversely the inability to ultimately grow our loan portfolio;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	continuation of the historically low short-term interest rate environment;

•	the ability to retain large, uninsured deposits with the expiration of the Federal Deposit Insurance Corporation’s (“FDIC”) transaction account guarantee program;

•	rapid fluctuations or unanticipated changes in interest rates;

•	any activity that would cause us to conclude that there was impairment of any asset, including goodwill or any other intangible asset;

•	our recording a further valuation allowance related to our deferred tax asset;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	further deterioration in the valuation of other real estate owned;

•	changes in accounting policies, rules and practices;

•	the impact of governmental restrictions on entities participating in the United States Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program (the “CPP”) or the sale by the U.S. Treasury of the preferred securities of ours that it owns;

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other circumstances, many of which may be beyond our control.

All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

General

Community First, Inc. (the “Company”) is a registered bank holding company under the Bank Holding Company Act of 1956, as amended, and became so upon the acquisition of all the voting shares of the Bank on August 30, 2002. An application for the bank holding company was approved by the Federal Reserve Bank of Atlanta (the “FRB”) on August 6, 2002. The Company was incorporated under the laws of the state of Tennessee as a Tennessee corporation on April 9, 2002. We conduct substantially all of our activities through and derive substantially all of our income from the Bank.

The Bank commenced business on May 18, 1999 as a Tennessee-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation’s (the “FDIC”) Deposit Insurance Fund (the “DIF”). The Bank is primarily regulated by the Tennessee Department of Financial Institutions (the “Department”) and the FDIC. The Bank’s sole subsidiary is Community First Properties, Inc. (“Properties”), a Maryland corporation, which was established as a real estate investment trust (“REIT”) pursuant to Internal Revenue Service regulations but which terminated its REIT election effective March 30, 2012. On March 30, 2012, the Company dissolved two of the Bank’s previously existing subsidiaries, Community First Title, Inc., a Tennessee corporation, and CFBT Investments, Inc., a Nevada corporation. The assets of these two subsidiaries were distributed to the Bank. The Bank conducts a wide range of banking activities and its principal business is to accept demand and saving deposits from the general public and to make residential mortgage, commercial, and consumer loans.

Substantially all of the Company’s activities are conducted through the Bank locations, which include a main office and three branch offices in Columbia, Tennessee, one branch office in Mount Pleasant, Tennessee, one branch office in Thompson’s Station, Tennessee, one branch office in Centerville, Tennessee, and one branch office in Lyles, Tennessee. The Company also operates seven automated teller machines in Maury County, one automated teller machine in Williamson County and two automated teller machines in Hickman County, Tennessee.

On December 28, 2011, the Bank entered into a Purchase and Assumption Agreement with Southern Community Bank (“Southern Community”), pursuant to which the Bank agreed to sell certain of its loans and deposits of its Murfreesboro, Tennessee branch location to Southern Community. The transaction closed on March 30, 2012. On September 17, 2012, the Bank entered into a Purchase and Assumption Agreement with First Citizens National Bank (“First Citizens”), pursuant to which the Bank agreed to sell certain of its assets and liabilities of its Franklin, Tennessee branch location to First Citizens. The transaction closed on December 7, 2012.

At December 31, 2013, the Company employed 118 full-time equivalent employees and 121 total employees. The Company’s employees are not represented by a union or covered by a collective bargaining agreement.

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

Critical Accounting Estimates

The accounting principles we follow and our methods of applying these principles conform with the accounting principles generally accepted in the United States of America and with general practices within the banking industry. In connection with the application of those principles, we have made judgments and estimates which, in the case of the determination of our allowance for loan losses, fair value of financial instruments, including securities and other real estate owned, other-than-temporary impairment of securities, intangible assets, and income taxes have been critical to the determination of our financial position, results of operations and cash flows.

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

Other Real Estate Owned: Real estate acquired through foreclosure on a loan or by surrender of the real estate in lieu of foreclosure is called “OREO”. OREO is initially recorded at the fair value of the property less estimated costs to sell, which establishes a new cost basis. OREO is subsequently accounted for at the lower of cost or fair value of the property less estimated costs. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Valuation adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Valuation adjustments are also required when the listing price to sell a parcel of OREO has had to be reduced below the current carrying value. If there is a decrease in the fair value of the property from the last valuation, the decrease in value is charged to noninterest expense. All income produced from, changes in fair values in, and gains and losses on OREOs is also included in noninterest expense. During the time the property is held, all related operating and maintenance costs are expensed as incurred.

Intangible Assets: Intangible assets consisted of core deposit and acquired customer relationship intangible assets arising from the Company’s acquisition of the First National Bank of Centerville, in Centerville, Tennessee (“First National”). These assets are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which were determined to be 15 years.

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

ANALYSIS OF RESULTS OF OPERATION

We had net income of $1,728 for the year ended December 31, 2013, compared to net income of $3,043 for 2012. Net loss in 2011 was $15,052. Pretax net income decreased to $1,728 in 2013 compared to $3,043 in 2012. Pretax loss in 2011 was a loss of $16,607. Non-interest expense decreased in 2013 compared to 2012 primarily due to a reduction in salaries and employee benefits and other real estate expense. The Company had no income tax expense in 2013 and 2012, as compared to the income tax benefit of $1,555 in 2011.

Net Interest Income

Net interest income is the most significant component of the Company’s earnings. Net interest income represents the amount by which interest income earned on various earnings assets, principally loans, exceeds interest expense associated with interest-bearing liabilities, principally deposits.

2013 compared to 2012

Net interest income before the provision for loan losses was $13,269 in 2013, a decrease of $2,439 or 15.5% from $15,708 in 2012. The decrease in net interest income is primarily due to decreases in the average balance of earning assets together with a slight decrease in average rate on interest earning assets offset by decreases in the average balance of and average rate paid for deposits and other borrowings.

Total interest income on loans was $15,839 in 2013, a decrease of $5,086 or 24.3% from $20,925 in 2012. The decrease was primarily due to the decrease in the average balance of loans during 2013 compared to 2012. The average balance of loans during 2013 was $292,344, a decrease of $88,488 from $380,832 during 2012. The decrease was also impacted by continued high levels of nonaccrual loans in the portfolio, though nonaccrual loans as a percentage of gross loans was lower in 2013 compared to 2012. The decrease in the average balance of loans reflects the reduction in loan demand that began during the second half of 2010 and continued throughout 2013. The decrease in loans was accelerated in 2012 by the sale of the Bank’s Murfreesboro and Franklin branch locations. Management anticipates that there will be some additional improvement in loan demand in the Bank’s market area during 2014, which should considerably slow the reduction in loan balances.

Interest income on taxable securities was $1,195 in 2013, an increase of $8 or 0.7% from $1,187 in 2012. The increase is primarily due to an increase in the average balance of taxable securities offset by a decrease in average rate earned during 2013 compared to 2012. The average balance of taxable securities during 2013 was $65,178 compared to $55,443 in 2012.

Interest income on tax exempt securities was $139, a decrease of $172 or 55.3% from $311 in 2012. The decrease is primarily due to a decrease in the average balance during 2013. The average balance of tax exempt securities was $4,206 in 2013 compared to $10,111 in 2012.

Overall yield on the Bank’s securities portfolio decreased during 2013, primarily due to the low rates that are available for securities that meet the Bank’s investment quality requirements. During 2013, several of the Bank’s highest-yield securities were called, forcing the Bank to reinvest in new securities at lower rates. Management anticipates that this trend will continue, with rates available for new securities purchases continuing to be low in 2014, which will likely result in further reductions in the average rate earned on securities during 2014. This coupled with the continued weakened demand for loans that we expect in 2014 and the fact that investment securities are expected to constitute a larger percentage of interest earning assets in 2014 will cause downward pressure on the Company’s interest income in 2014.

Total interest income on federal funds sold and other was $271 in 2013, a decrease of $34 or 11.1% from $305 in 2012. The decrease is primarily due to reductions in the average balance of the Bank’s interest bearing deposits in other financial institutions. The reduction in average balance is primarily due to the utilization of the Bank’s cash to pay the maturity of $13,000 in Federal Home Loan Bank (“FHLB”) advances and $7,000 in repurchase agreements during 2013 combined with management’s efforts to position the Bank’s cash into interest bearing facilities that will maximize the return while considering the Bank’s liquidity needs. The majority of the Bank’s cash is left on deposit with the Federal Reserve Bank, which earns interest at the Federal Funds rate, which was 0.25% during 2013 and 2012. The Bank has also been able to utilize interest bearing money market accounts and time deposits in other financial institutions to achieve a higher return, though deposits in other banks are limited by the Bank’s correspondent concentration policy.

Total interest expense was $4,175 in 2013, a decrease of $2,845 or 40.5% from $7,020 in 2012. The decrease was due to decreases in both the average rate paid on deposits and the average balance of deposits during 2013 compared to 2012.

Total interest expense on deposits was $3,184 in 2013, a decrease of $1,784 or 35.9% from $4,968 in 2012. The average rate paid on deposits was 0.85% in 2013 compared to 1.07% in 2012. The decrease in rate is due to continued decreases in market rates in the Bank’s market area. During 2012 and to a lesser extent in 2013, management was successful at reducing rates for various deposit products while growing the Bank’s core deposit base and reducing reliance on wholesale funding sources. This success was possible due to historically low rates combined with excess liquidity in the Bank’s market area. Interest expense in 2013 was also lower than 2012 as a result of the reduction in average deposits, reflecting, among other things, the Bank’s sale of its Murfreesboro branch in March 2012 and Franklin branch in December 2012. Management anticipates that rates will remain low throughout 2014, which should provide for additional opportunities to reprice longer-term deposits at lower market rates. We expect that this will allow for some modest reductions in deposit cost of funds during 2014; however, changes in market conditions and other factors could prevent that from occurring.

Total interest expense on FHLB advances and federal funds purchased was $108 in 2013, a decrease of $233 or 68.3% from $341 in 2012. The decrease is due to the maturity of all of our FHLB advances during 2013 that were not renewed or replaced.

Other interest expense was $883 in 2013, a decrease of $828 or 48.4% from $1,711 in 2012. Other interest expense is comprised of interest paid on the Company’s subordinated debentures and repurchase agreement. The decrease in other interest expense is primarily due to the decrease in the rate paid on the Company’s $15,000 subordinated debt that was issued in 2007 offset in part by the interest that is accruing on accrued but unpaid interest on the subordinated debentures. The fixed rate of 7.96% converted to a floating rate equal to 30 month LIBOR plus 3.0% on December 15, 2012. The rate at December 31, 2013 was 3.25%. The decrease is also due to the maturity of the repurchase agreement during 2013.

Net interest margin was 3.05% in 2013, an increase of 12 basis points (“bps”) from 2.93% in 2012. The increase in net interest margin is primarily due to the decrease in the average rate paid on deposits and subordinated deposits combined with the maturity of FHLB advances and the repurchase agreement during 2013. The decrease in interest expense was somewhat offset by decreases in loan interest income. The average rate earned on loans was 5.42% in 2013 compared to 5.49% in 2012. Management anticipates that there will not be a significant fluctuation in net interest margin in 2014, unless market rates begin to increase, which should help to improve net interest margin. If the Bank encounters additional increases in nonaccrual loans or experiences larger than expected decreases in gross loans, net interest margin could be negatively impacted.

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

Total interest income on loans was $20,925 in 2012, a decrease of $5,383 or 20.5% from $26,308 in 2011. The decrease was primarily due to the decrease in the average balance of loans during 2012 compared to 2011. The average balance of loans during 2012 was $380,832, a decrease of $105,510 from $486,342 during 2011. The decrease was also impacted by continued high levels of nonaccrual loans in the portfolio. The decrease in the average balance of loans reflects the reduction in loan demand that began during the second half of 2010 and continued throughout 2012. The decrease in loans was accelerated in 2012 by the sale of the Bank’s Murfreesboro and Franklin branch locations as well as net charge-offs of $13,032. In addition, there was some improvement in loan demand in the Bank’s market area during 2012, which contributed to slowing the reduction in loan balances.

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

Overall yield on the Bank’s securities portfolio decreased during 2012, primarily due to selling a significant number of large securities combined with the very low rates that are available for securities that meet the Bank’s investment quality requirements. During 2012, several of the Bank’s highest-yield securities were called, forcing the Bank to reinvest in new securities at lower rates. This coupled with the continued weakened demand for loans that we experienced in 2012, and the fact that investment securities constituted a larger percentage of interest earning assets in 2012 caused downward pressure on the Company’s interest income in 2012.

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

Total interest expense on deposits was $4,968 in 2012, a decrease of $2,114 or 29.9% from $7,082 in 2011. The average rate paid on deposits was 1.07% in 2012 compared to 1.34% in 2011. The decrease in rate is due to continued decreases in market rates in the Bank’s market area. During 2011 and to a lesser extent in 2012, management was successful at reducing rates for various deposit products while growing the Bank’s core deposit base and reducing reliance on wholesale funding sources. This success was possible due to historically low rates combined with excess liquidity in the Bank’s market area. Interest expense in 2012 was also lower than 2011 as a result of the reduction in average deposits, reflecting, among other things, the Bank’s sale of its Murfreesboro branch in March 2012and its Franklin branch in December 2012. The two branches that were sold were located in the portion of the Bank’s market area with the highest deposit rates.

Total interest expense on FHLB advances and federal funds purchased was $341 in 2012, a decrease of $34 or 9.1% from $375 in 2011. The decrease is due to the maturity of one FHLB advance during 2012 that was not renewed or replaced.

Other interest expense is comprised of interest paid on the Company’s subordinated debentures and repurchase agreement. The increase in other interest expense in 2012 over 2011 was due to the compounding of interest on deferred interest payments related to the Company’s subordinated debentures. Beginning December 15, 2012, the fixed rate on the Company’s $15,000 subordinated debt that was issued in 2007 converted to a floating rate equal to 30 month LIBOR plus 3.0%. The prior rate was fixed at 7.96%; however, the new rate at December 31, 2012, was 3.306%. The repurchase agreement is at a fixed rate, which resulted in no change in interest expense in 2012 from 2011.

Net interest margin was 2.93% in 2012, a decrease of 27 bps from 3.20% in 2011. The decrease in net interest margin is primarily due to the decrease in the average balance of loans during 2012. The decrease in loan interest income was somewhat offset by decreases in deposit interest expense. The average rate paid on deposit accounts was 1.07% in 2012 compared to 1.34% in 2011.

Average Balance Sheets, Net Interest Income

Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and stockholders’ equity and an analysis of net interest income for each of the three years ended December 31, 2013.

	2013			2012			2011
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense
Gross loans (1) (2)	$292,344	5.42%	$15,839	$380,832	5.49%	$20,925	$486,342	5.41%	$26,308
Taxable securities available for sale (3)	65,178	1.83%	1,195	55,443	2.14%	1,187	50,485	3.17%	1,598
Tax exempt securities available for sale (3)	4,206	3.30%	139	10,111	3.08%	311	13,355	3.44%	459
Federal funds sold and other	73,372	0.37%	271	89,987	0.34%	305	61,567	0.52%	321

Total interest earning assets	435,100	4.01%	17,444	536,373	4.24%	22,728	611,749	4.69%	28,686
Cash and due from banks	3,538			4,654			9,187
Other nonearning assets	60,676			49,823			37,743
Allowance for loan losses	(9,232)			(15,974)			(19,402)

Total assets	$490,082			$574,876			$639,277

Deposits:
NOW & money market investments	$113,822	0.52%	$588	$132,471	0.64%	$845	$136,539	0.79%	$1,076
Savings	22,697	0.11%	25	20,511	0.15%	31	19,643	0.15%	29
Time deposits $100 and over	112,311	1.10%	1,239	141,836	1.30%	1,848	164,122	1.65%	2,703
Other time deposits	127,009	1.05%	1,332	169,920	1.32%	2,244	208,817	1.57%	3,274

Total interest-bearing deposits	375,839	0.85%	3,184	464,738	1.07%	4,968	529,121	1.34%	7,082
Federal Home Loan Bank advances	4,370	2.47%	108	14,287	2.39%	341	16,000	2.34%	375
Subordinated debentures	23,000	3.43%	789	23,000	6.43%	1,479	23,000	6.08%	1,399
Repurchase agreements	2,819	3.33%	94	7,000	3.31%	232	7,000	3.31%	232
Federal funds purchased and other	12	0.00%	—	—	0%	—	16	0%	—

Total interest-bearing liabilities	406,040	1.03%	4,175	509,025	1.38%	7,020	575,137	1.58%	9,088
Noninterest-bearing liabilities	74,670			55,412			46,051

Total liabilities	480,710			564,437			621,188
Shareholders’ equity	9,372			10,439			18,089

Total liabilities and shareholders’ equity	$490,082			$574,876			$639,277

Net interest income			$13,269			$15,708			$19,598

Net interest margin (4)		3.05%			2.93%			3.20%

1	Interest income includes fees on loans of $511, $439, and $468 in 2013, 2012 and 2011, respectively.
2	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.
3	Amortization cost is included in the calculation of yields on securities available for sale.
4	Net interest income to average interest earning assets.

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

Analysis of Changes in Net Interest Income

	2013 to 2012			2012 to 2011
	Due to Volume (1)	Due to Rate (2) (3)	Total	Due to Volume (1)	Due to Rate (2) (3)	Total (3)
Interest Income:
Gross loans (a) (b)	$(4,862)	$(224)	$(5,086)	$(5,707)	$324	$(5,383)
Taxable securities available for sale	208	(200)	8	157	(568)	(411)
Tax exempt securities available for sale	(182)	10	(172)	(111)	(34)	(145)
Federal funds sold and other	(56)	22	(34)	148	(167)	(19)

Total interest earning assets	(4,892)	(392)	(5,284)	(5,513)	(445)	(5,958)
Interest Expense:
Deposits:
NOW & money market	$(119)	$(138)	$(257)	$(32)	$(199)	$(231)
Savings	3	(9)	(6)	1	1	2
Time deposits $100 and over	(384)	(225)	(609)	(367)	(488)	(855)
Other time deposits	(568)	(344)	(912)	(611)	(419)	(1,030)

Total interest-bearing deposits	(1,068)	(716)	(1,784)	(1,009)	(1,105)	(2,114)
Federal Home Loan Bank advances	(237)	4	(233)	(40)	6	(34)
Subordinated debentures	—	(690)	(690)	—	80	80
Repurchase agreements	(139)	1	(138)	—	—	—
Federal funds sold and other	—	—	—	—	—	—

Total interest-bearing liabilities	(1,444)	(1,401)	(2,845)	(1,049)	(1,019)	(2,068)

Net interest income	$(3,448)	$1,009	$(2,439)	$(4,464)	$574	$(3,890)

(a)	Interest income includes fees on loans of $511, $439, and $468 in 2013, 2012 and 2011, respectively.
(b)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.
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

2013 compared to 2012

Total noninterest income was $2,687 in 2013, a decrease of $5,307 or 66.4% from $7,994 in 2012. The decrease in noninterest income is primarily due to the gain on the sale of the Murfreesboro and Franklin branches in 2012. The decrease is also due to a decrease in the gain on sale of securities available for sale, other service charges and mortgage banking activities offset by a slight increase in service charges on deposit accounts.

On March 30, 2012, the Bank sold its Murfreesboro, Tennessee branch location. The transaction resulted in a net gain of $1,466 based on a 4% deposit premium. On December 7, 2012, the Bank sold its Franklin, Tennessee branch location. The transaction resulted in a net gain of $2,601 based on a 4% deposit premium. No branches were sold in 2013.

In 2013, the Bank sold a group of securities that resulted in a gain on sale of $182 compared to a gain on sale of $1,215 in 2012.

Other service charges, commissions and fees was $42 in 2013 compared to $194 in 2012. This decrease is primarily due to a decrease in office rental income during 2013 due to the sale in December 2012 of the Franklin branch which we owned and leased out space that we did not occupy.

Income recognized from sale of traditional single family mortgages totaled $94 in 2013 compared to $191 in 2012. The decrease is due to a decline in demand for mortgage loans during 2013 compared to the 2012.

Service charges on deposit accounts was $1,702 in 2013 compared to $1,657 in 2012. This slight increase is due to implementation of new restrictions on when overdraft charges can be waived, thus reducing the percentage of gross charges that are waived.

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

The table below shows noninterest income for each of the three years ended December 31:

	2013	2012	2011
Service charges on deposit accounts	$1,702	$1,657	$1,809
Net gains on sale of securities	182	1,215	—
Gain on sale of loans	94	191	548
Gain on sale of branches	—	4,067	—
Other:
Earnings on bank owned life insurance policies	272	291	297
Investment services income	136	105	226
ATM income	128	122	124
Other customer fees	53	56	65
Other service charges, commissions, and fees	42	194	217
Safe deposit box rental	29	33	32
Check printer income	27	27	25
Other equity investment income	16	29	3
Credit life insurance commissions	6	7	7

Total noninterest income	$2,687	$7,994	$3,353

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

2013 compared to 2012

Total noninterest expense was $14,183 in 2013, a decrease of $3,776 or 21.0% from $17,959 in 2012. The decrease is primarily due to reductions in other real estate expense, salaries and employee benefits, loan expense, occupancy expense and regulatory and compliance expense.

Throughout 2013, management focused on reducing noninterest expenses wherever possible. Those efforts have resulted in reductions in most expense categories.

Other real estate expense is composed of three types of charges: maintenance, marketing and selling costs; valuation adjustments based on new appraisals; and gains or losses on disposition. These charges are offset by rental income on our foreclosed properties. Other real estate expenses totaled $799 in 2013, a decrease of $1,161 or 59.2% from $1,960 in 2012. Maintenance, marketing, and selling costs totaled $1,010, valuation adjustments based on new appraisals totaled $834, gains on sale of other real estate totaled $116, and rental income totaled $929 in 2013. Beginning in 2011 and continuing into 2013, management made an effort to ensure that all qualifying properties were occupied by renters. This effort has resulted in some increased maintenance expenses as the properties have been maintained to a higher standard, but this effort has also resulted in a significant increase in rental income for the Bank. Valuation adjustments and losses on disposition both decreased in 2013 when compared to 2012 due to some stabilization of real estate prices in the Bank’s market area. Management currently does not expect significant amounts of additional adjustments based on new appraisals during 2014; however if market conditions and real estate values deteriorate further, additional losses could be incurred and those losses could be significant. The balance of other real estate owned, net of valuation allowance decreased 7.4% to $18,314 at December 31, 2013 compared to $19,769 at December 31, 2012.

	December 31, 2013	December 31, 2012	December 31, 2011
Maintenance, marketing, and selling costs	$1,010	$1,259	$1,111
Valuation adjustments	834	1,049	1,578
Loss (gain) on disposition	(116)	303	411
Rental Income	(929)	(651)	(84)

Total other real estate expense	$799	$1,960	$3,016

Management anticipates continued high levels of other real estate in 2014, which could result in additional expense.

Salaries and employee benefits, which totaled $6,356 in 2013, decreased by $844 or 11.7% from $7,200 in 2012. The reduction in expenses is primarily due to the sale of two of the Bank’s branch locations, management’s decision not to replace positions that became vacant through normal attrition, and a reduction in workforce that occurred in the fourth quarter of 2012.

Loan expense totaled $61 in 2013, a decrease of $698 or 92.0% from $759 in 2012. The decrease in loan expense is primarily due to increased collection efforts on problem loans in 2012, which resulted in fewer collection efforts needed in 2013.

Occupancy expense totaled $970 in 2013, a decrease of $309 or 24.2% from $1,279 in 2012. The decrease in occupancy expense is primarily due to the sale of two branch locations in 2012.

Regulatory and compliance expense totaled $1,144 in 2013, a decrease of $271 or 19.2% from $1,415 in 2012. The decrease is primarily due to a decrease in our FDIC insurance expense due to a smaller deposit base as a result of the sale of two branch locations in 2012.

2012 compared to 2011

Total noninterest expense was $17,959 in 2012, a decrease of $8,570 or 32.3% from $26,529 in 2011. The decrease is primarily due to reductions in securities impairment losses, other real estate expense, salaries and employee benefits, and losses on other repossessed assets. The decrease was partially offset by an increase in loan expense.

Throughout 2012, management focused on reducing noninterest expenses wherever possible. Those efforts resulted in reductions in most expense categories. The most significant impact stems from the lack of any securities impairment loss incurred in 2012 compared to $5,000 incurred in 2011.

Other real estate expense is composed of three types of charges: maintenance, marketing and selling costs; valuation adjustments based on new appraisals; and gains or losses on disposition. These charges are offset by rental income on our foreclosed properties. Other real estate expenses totaled $1,960 in 2012, a decrease of $1,056 or 35.0% from $3,016 in 2011. Maintenance, marketing, and selling costs totaled $1,259, valuation adjustments based on new appraisals totaled $1,049, losses on sale of other real estate totaled $303, and rental income totaled $651 in 2012. Beginning in 2011 and continuing into 2012, management made an effort to ensure that all qualifying properties were occupied by renters. This effort resulted in some increased maintenance expenses as the properties were maintained to a higher standard, but also resulted in a significant increase in rental income for the Bank. Valuation adjustments and losses on disposition both decreased in 2012 when compared to 2011 due to some stabilization of real estate prices in the Bank’s market area. The balance of other real estate owned, net of valuation allowance decreased 10.4% to $19,769 at December 31, 2012 compared to $22,055 at December 31, 2011.

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

The table below shows noninterest expense for each of the three years ended December 31:

	2013	2012	2011
Salaries and employee benefits	$6,356	$7,200	$8,353
Regulatory and compliance expense	1,144	1,415	1,390
Data processing	1,084	1,172	931
Occupancy expense	970	1,279	1,543
Other real estate expense	799	1,960	3,016
ATM expense	612	549	580
Audit, accounting and legal	526	842	733
Operational expenses	419	400	706
Furniture and equipment expense	389	530	737
Insurance expense	389	373	274
Postage and freight	258	299	345
Director expense	226	200	228
Loss on other investment	166	—	—
Amortization of intangible asset	137	199	239
Advertising and public relations	124	250	357
Other employee expenses	86	95	139
Loan expense	61	759	208
Securities impairment losses	—	—	5,000
Losses on other repossessed assets	—	—	1,025
Other	437	437	725

	$14,183	$17,959	$26,529

Provisions for Loan Losses

The Bank recorded provision for loan losses of $45 in 2013, a decrease of $2,655 or 98.3% from $2,700 in 2012. During 2011, utilizing internal and external resources, management reviewed substantially all of the loan portfolio in an effort to ensure that all problem loans were identified and properly classified. Also during 2011, new processes for internal monitoring of credit quality and portfolio management were established. Consequently, a significant amount of new problem loans were identified, resulting in a large increase in required reserves and the large amount of provision that was recorded in 2011. During 2012 and 2013, the Bank continued to work on the volume and severity of the problem loans that were identified in 2011, and only identified a few new problem loans. Accordingly, together with limited loan demand, the requirement for additional provision was substantially reduced in 2013.

Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss, which management believes is representative of probable incurred loan losses. Other factors considered by management include the composition of the loan portfolio, economic conditions, results of regulatory examinations, reviews of updated real estate appraisals, and the creditworthiness of the Bank’s borrowers and other qualitative factors. The allowance for loan losses was 2.94% of gross loans (“AFLL Ratio”) at December 31, 2013, compared to 3.18% at December 31, 2012.

Nonperforming loans decreased from $34,013 at December 31, 2012 to $27,166 at December 31, 2013. The decrease in nonperforming loans is due to foreclosure and charge-off activity during 2013 and successful resolution of problem loan relationships. Management has been focused on reducing the Bank’s overall level of problem assets. Elimination of those problem assets often requires foreclosure of problem loans, resulting in some charge-off and the balance of the loan moving to other real estate owned. Once the Bank has control of the collateral, it is then able to liquidate the assets. This increased focus on eliminating problem assets contributed to the decrease in nonperforming loans during 2013. The ratio of allowance to nonperforming loans was 29.59% at December 31, 2013, compared to 23.37% at December 31, 2012. The portion of the allowance attributable to impaired loans was $2,446 at December 31, 2013, an increase of $139 from December 31, 2012. Total impaired loans totaled $26,071 at December 31, 2013 compared to $33,555 at December 31, 2012. Also included in impaired loans are relationships classified as troubled debt restructurings (“TDRs”) totaling $24,667. The decrease in impaired loans was primarily due to charge offs and transfers to other real estate offset primarily by relationships newly identified as TDRs. The amounts charged off during 2013 approximated the specific allocations for certain collateral dependent individual impaired loans.

The portion of the allowance attributable to historical and environmental factors has decreased on an absolute basis and slightly increased as a percentage of gross loans during 2013. Management’s evaluation of the allowance for loan losses, in addition to specific loan allocations, is based on volume of non-impaired loans and changes in credit quality and environmental factors. The balance of non-impaired loans decreased during 2013 due to the reduction in gross loans and the transfer of newly impaired relationships to the impaired loans component.

The total allowance for loan losses was $8,039 or 2.94% of gross loans at December 31, 2013 compared to $9,766 or 3.18% of gross loans at December 31, 2012. The decrease in the allowance was based on factors indicating improving trends in asset quality including reductions in past due loans, impaired loans, and mixed economic indicators relating to environmental factors that can bear an impact on loan losses such as economic conditions in the Bank’s market area. Management considers the decrease in the AFLL ratio to be directionally consistent with changes in risks associated with the loan portfolio as measured by various metrics.

The table below illustrates changes in the AFLL ratio over the past five quarters and the changes in related risk metrics over the same periods:

Quarter Ended	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013	December 31, 2012
AFLL Ratio	2.94%	2.94%	3.07%	3.42%	3.18%
ASC 450 allowance ratio (1)	2.26%	2.22%	2.25%	2.61%	2.73%
Specifically Impaired Loans (ASC 310 component)	$2,446	$2,609	$3,069	$3,275	$2,307
Historical and environmental (ASC 450-10 component)	5,593	5,754	5,985	6,758	7,460

Total allowance for loan loss	$8,039	$8,363	$9,054	$10,033	$9,767

Nonperforming loans to gross loans (1)	9.93%	9.85%	12.29%	13.06%	11.08%
Impaired loans to gross loans	9.53%	9.14%	9.94%	11.50%	10.93%
Allowance to nonperforming loans ratio	29.59%	29.83%	24.97%	26.31%	28.71%
Quarter-to-date net charge offs to average gross loans	0.02%	0.23%	0.33%	0.05%	0.50%

(1)	Historical and environmental component as a percentage of non-impaired loans.
(2)	Nonaccrual loans and loans past due 90 or more days still accruing interest as a percentage of gross loans.

Income Taxes

The effective income tax rates were 0.0%, 0.0% and (9.4%), for 2013, 2012 and 2011, respectively. The change in rate for 2012 as compared to 2011 is primarily due to an exception in ASC 740-20-45, Tax Provisions, that required the Company to record a tax benefit of $1,555 through continuing operations related to income from other comprehensive income as a result of an increase in market value of securities available for sale. The Company was required to record a tax benefit equal to what would be realized if the securities in the Bank’s portfolio were to be liquidated and the unrealized gain were to be realized.

Due to the current economic condition and losses recognized between 2008 and 2011, the Company established a valuation allowance against all of its deferred tax assets. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. The Company has approximately $53,740 in net operating losses for state tax purposes and $25,635 for federal tax purposes to be utilized by future earnings.

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

Analysis of Financial Condition

Total assets at December 31, 2013 were $448,443, a decrease of $62,272 or 12.2% from $510,715 at December 31, 2012. Average assets for 2013 were $490,082, a decrease of $84,794 or 14.7% from $574,876 for 2012. The decrease in total assets in 2013 is primarily due to the use of cash when our FHLB advances and repurchase agreement matured and a decrease in net loans. Total liabilities at December 31, 2013 were $439,827, a decrease of $60,552 or 12.1% from $500,379 at December 31, 2012. The decrease in total liabilities was primarily due to a decrease in interest-bearing deposits combined with the maturity of our FHLB advances and repurchase agreement. Total shareholder’s equity at December 31, 2013 was $8,616, a decrease of $1,720 or 16.6% from $10,336 at December 31, 2012. The decrease in shareholders’ equity is primarily due to a decrease in other comprehensive income as a result of decreasing market values of securities available-for-sale offset by an increase in retained earnings as a result of the net income for 2013 and preferred stock dividends.

Loans

Net loans (excluding loans held for sale) were $265,668 at December 31, 2013, a decrease of $31,446 or 10.6% from $297,114 at December 31, 2012. Loans held for sale, at fair value totaled $0 at December 31, 2013, a decrease of $921 or 100.0% from $921 at December 31, 2012.

The overall decrease in loans was primarily due to regular loan payments outpacing demand for new loans for most of 2013, transfer of certain loans to other real estate owned, and continued elevated levels of loan charge-offs. The decrease in loan demand is due to the continued sluggishness in the economy in the Bank’s market areas and further tightening of the Bank’s lending standards. The most significant decreases in loans were in the commercial real estate, real estate construction, 1-4 family residential, and other loans segments. The continuing effects of the challenging economic environment in 2013 reduced the number of new construction loans during 2013, resulting in a significant drop in real estate construction loans. Decreases in other loan categories are primarily the result of regular loan payments and a significant decrease in loan demand in these categories as well.

Of total loans of $273,707 in the portfolio as of year-end 2013, $56,819 or 20.8% were variable rate loans, $198,736 or 72.6% were fixed rate loans, and $18,152 or 6.6% were nonaccrual.

On December 31, 2013, the Company’s loan to deposit ratio (including loans held for sale at fair value and loans held for sale at net book value) was 67.2%, compared to 68.6% in 2012. Management expects some improvement in loan demand during 2014, slowing the pace of the decline in gross loans. If market conditions improve significantly during 2014, it is possible that some loan growth could be realized. Management anticipates that there will not be significant growth in gross loans until there are indicators of significant improvements in both the local and national economy, leading customers to begin spending more resulting in increased demand. If the Company’s deposit growth among core deposit customers continues to outpace its loan demand, the Company’s net interest margin may be adversely affected as the funds from these deposits may be invested in securities and other interest earning assets that offer lower yields than loans.

The following table presents various categories of loans contained in our loan portfolio for the periods indicated and the total amount of all loans for such period:

	2013	2012	2011	2010	2009
Real estate construction	$30,138	$36,648	$53,440	$89,909	$120,340
1-4 family residential	110,822	112,934	121,755	166,876	168,029
Commercial real estate	97,090	115,592	152,531	175,516	172,840
Other real estate secured	4,800	5,726	7,405	7,206	4,382
Commercial, financial and agricultural	23,185	27,908	30,786	48,453	54,628
Tax exempt	51	72	52	118	239
Consumer	5,474	5,707	7,430	9,723	11,045
Other	2,147	2,294	7,797	9,173	9,250

Total loans	$273,707	$306,881	$381,196	$506,974	$540,753

Allowance for loan losses	(8,039)	(9,767)	(19,546)	(18,167)	(13,347)

Total loans (net of allowance)	$265,668	$297,114	$361,650	$488,807	$527,406

The following is a presentation of an analysis of maturities of loans as of December 31, 2013:

	Due in 1	Due in 1	Due after
Loan Segments	year or less	to 5 years	5 Years	Total
Real estate construction	$21,438	$8,410	$290	$30,138
1-4 family residential	14,790	64,469	31,563	110,822
Commercial real estate	18,818	73,581	4,691	97,090
Other real estate secured	1,751	2,695	354	4,800
Commercial, financial and agricultural	13,032	6,840	3,313	23,185
Tax exempt	—	51	—	51
Consumer	2,062	3,282	130	5,474
Other	2,147	—	—	2,147

Total	$74,038	$159,328	$40,341	$273,707

The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2013 for the loan types mentioned above:

Loans with predetermined interest rates	$198,736
Loans with floating, or adjustable interest rates, at floor	37,005
Loans with floating, or adjustable interest rates, not at floor	19,814
Nonaccrual loans	18,152

Total	$273,707

As market rates dropped during the economic recession, management implemented rate floors for many variable rate loans in an attempt to protect the Bank’s net interest margin. As of December 31, 2013, $37,005 in variable rate loans have reached their floor rate. As a result, when market rates begin to rise, loans at their floor will not reprice at higher rates until market rates rise above their contractual floor rates. Only the loans noted above that have variable rates not at a floor rate will reprice with the first increase in market rates. The existence of these rate floors may negatively impact our net interest margin when rates begin to rise, at least until rates rise above these floors.

Allowance for Loan Loss and Asset Quality

The allowance for loan losses was $8,039 or 2.94% of gross loans at December 31, 2013 compared to $9,767 or 3.18% of gross loans at December 31, 2012. The decrease in the allowance was based on factors indicating improving trends in asset quality including reductions in past due loans, impaired loans, and mixed economic indicators relating to environmental factors that can bear an impact on loan losses such as economic conditions in the Bank’s market area.

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

The Bank has experienced significant increases in past due loans, impaired loans, adversely classified loans and charge-offs as a result of the economic downturn that began in 2008. The Bank and its customers continue to be affected by the impacts of the economic downturn. Historically, more than half of the Bank’s loan portfolio has been secured by real estate of some form, whether residential, commercial, or development, with a significant portion of those loans being residential developments. One of the most significant impacts of the economic downturn in the Bank’s market area has been the collapse of the housing market and subsequent decline in market values for existing properties, particularly higher end properties. Those impacts caused several of the Bank’s borrowers who had proven track records as residential and commercial developers to find themselves owning larger parcels of partially developed land with virtually no demand for finished properties. Developers became unable to service their debt causing the loans to become past due. At the same time, the decline in activity in the housing market caused significant reductions in market values, causing collateral values for many loans to fall below the outstanding loan balance. In 2008, 2009, 2010 and 2011, the Bank experienced increases in problem loans in virtually all segments of the loan portfolio; however the effect of the economic downturn on the residential real estate market has been the cause of the majority of the Bank’s impaired loans and charge-offs during 2013 and 2012. Foreclosures from this segment have also primarily become the reason for the elevated levels of other real estate owned by the Bank during 2013 and 2012.

Impaired loans totaled $26,071 at December 31, 2013 compared to $33,555 at December 31, 2012, a decrease of $7,484.

Included in the $26,071 of impaired loans at December 31, 2013 is $14,992 of impaired relationships with specific allocations totaling $2,446 that were impaired as of December 31, 2013. At December 31, 2012 the Bank’s total exposure to that group of relationships was $31,911, a reduction of exposure of $5,840. The majority of these relationships are real estate development projects that were severely impacted by the downturn in the economy and housing market. In general, the borrowers are residential developers with a proven track record and the collateral for the loans is raw land that was intended for development. As a result of the collapse of the housing market, lot absorption declined dramatically, reducing cash flow available to service the debt. Many of the borrowers were able to service the debt though cash reserves for a period of time, but the extended period of the economic downturn exhausted their reserve funds, rendering the loans impaired. Management has worked extensively with these borrowers to find ways to liquidate the underlying collateral or stimulate activity within the respective developments in order to avoid foreclosure and/or additional charge offs. The reduction in exposure to this group of borrowers in 2013 shows that some progress was made, despite continued low activity in the housing market. The relationships in this group as of December 31, 2013 will likely continue to be classified as impaired until there is significant improvement in the housing market and lot absorption improves.

Problem loans that are not impaired are categorized into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis is performed on a monthly basis. The Company uses the following definitions for risk ratings:

Pass. Loans in this category are to persons or entities with good balance sheets, acceptable liquidity, and acceptable or strong earnings. Guarantors have reasonable or strong net worth, liquidity and earnings. Collateral is acceptable or strong, and is at or below policy advance rates. These borrowers have acceptable quality management if they are entities and have handled previous obligations with the Bank substantially within agreed-upon terms. Cash flow is adequate to service long-term debt. These entities may be minimally profitable now, with projections indicating continued profitability into the foreseeable future. Overall, these loans are basically sound.

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

As of December 31, 2013, and based on the most recent analysis performed, the risk category of loans by segment of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$10,766	$7,145	$—	$857	$—
1-4 Family residential	92,374	4,249	—	6,542	—
Commercial real estate	78,991	6,828	—	6,388	—
Other real estate loans	2,993	1,688	—	—	—
Commercial, financial and agricultural	20,543	2,154	—	311	—
Consumer	5,292	4	1	165	—
Tax exempt	51	—	—	—	—
Other loans	294	—	—	—	—

Total	$211,304	$22,068	$1	$14,263	$—

Classified loans, excluding impaired loans, totaled $36,332 at December 31, 2013 compared to $74,177 at December 31, 2012.

The following table presents information regarding impaired, nonaccrual, past due and restructured loans at the dates indicated:

	December 31,
	2013	2012	2011	2010	2009
Loans considered by management as impaired:
Number	40	53	81	108	82
Amount	$26,071	$33,555	$44,849	$52,059	$32,782
Loans accounted for on nonaccrual basis:
Number	18	48	87	79	47
Amount	$18,152	$24,975	$40,831	$36,675	$25,510
Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:
Number	—	—	—	—	—
Amount	$—	$—	$—	$—	$—
Loans defined as “troubled debt restructurings” still accruing
Number	21	14	1	22	1
Amount	$9,014	$9,038	$958	$16,558	$3,634
Other classified loans not classified as impaired	$36,332	$74,177	$109,961	$72,344	$28,613

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

The commercial real estate market has declined significantly as a result of the local and national economic recession that began during 2008 and the resulting sluggish economic conditions that remained through 2013, though some slight improvements were felt during 2013. Real estate related loans, including commercial real estate loans, residential construction and residential development and 1-4 family residential loans, comprised 88.7% of the Company’s loan portfolio at December 31, 2013. Market conditions for residential development and residential construction have seen substantial declines due to the effects of the recession on individual developers, contractors and builders. In addition, the local market, particularly in Maury County, has seen significantly weaker demand for residential housing.

Although our loan portfolio is concentrated in Middle Tennessee, management does not believe this geographic concentration presents an abnormally high risk. At December 31, 2013 the following loan concentrations exceeded 10% of total loans: 1-4 family residential loans, real estate construction loans, and commercial real estate. Management does not believe that this loan concentration presents an abnormally high risk. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well- secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

The following table presents information regarding loans included as nonaccrual and the gross income that would have been recorded in the period if the loans had been current.

	2013	2012	2011	2010	2009
Nonaccrual interest	$238	$1,120	$2,668	$1,580	$1,318

Nonperforming loans are defined as nonaccrual loans, loans still accruing but past due 90 days or more, and troubled debt restructured loans still accruing. The following table presents information regarding nonperforming loans at the dates indicated:

	2013	2012	2011	2010	2009
Loans secured by real estate	$23,516	$31,521	$33,004	$52,296	$28,335
Commercial, financial and agricultural	1,785	627	859	893	789
Consumer	12	12	229	44	20
Other	1,853	1,853	7,697	—	—

Total	$27,166	$34,013	$41,789	$53,233	$29,144

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

Summary of Loan Loss Experience

An analysis of our loss experience is furnished in the following table for each of the periods ended December 31 indicated, as well as a breakdown of the allowance for loan losses:

	2013	2012	2011	2010	2009
Balance at beginning of period	$9,767	$19,546	$18,167	$13,347	$8,981
Charge-offs:
Real estate construction	—	(3,139)	(7,155)	(6,876)	(1,631)
1-4 Family residential	(759)	(1,317)	(1,943)	(1,704)	(1,340)
Commercial real estate	(639)	(2,390)	(493)	(808)	(894)
Other real estate loans	—	—	(95)	(39)	(112)
Commercial, financial and agricultural	(600)	(652)	(1,076)	(298)	(2,336)
Consumer	(5)	(115)	(15)	(29)	(444)
Tax exempt	—	—	—	—	—
Other loans	(51)	(5,896)	(113)	—	—

	(2,054)	(13,509)	(10,890)	(9,754)	(6,757)
Recoveries:
Real estate construction	21	36	63	17	3
1-4 Family residential	73	281	40	5	111
Commercial real estate	38	77	6	9	3
Other real estate loans	—	—	3	2	—
Commercial, financial and agricultural	111	51	162	63	6
Consumer	8	7	29	44	79
Tax exempt	—	—	—	—	—
Other loans	30	25	21	—	—

	281	477	324	140	202
Net charge-offs	(1,773)	(13,032)	(10,566)	(9,614)	(6,555)

Transfer due to branch sale	—	553	(1,084)	—	—
Provision for loan losses	45	2,700	13,029	14,434	10,921
Balance at year-end	$8,039	$9,767	$19,546	$18,167	$13,347

Ratio of net charge-offs during the period to average loans outstanding during the period	0.61%	3.42%	2.17%	1.85%	1.17%

Ratio of nonperforming loans to gross loans	9.93%	11.08%	10.96%	10.50%	5.39%
Ratio of impaired loans to gross loans	9.53%	10.93%	11.77%	10.27%	6.06%
Ratio of allowance for loan losses to total loans	2.94%	3.18%	5.13%	3.58%	2.47%

At December 31, of each period presented below, the allowance was allocated as follows:

	2013	2012	2011	2010	2009
Real estate construction	$1,249	$1,938	$4,809	$6,522	6,997
1-4 Family residential	3,235	4,133	5,564	5,513	3,106
Commercial real estate	1,273	1,226	3,505	2,373	1,274
Other real estate loans	33	226	244	22	37
Commercial, financial and agricultural	704	994	1,394	1,536	1,152
Consumer	24	14	84	103	255
Tax exempt	—	—	—	—	1
Other loans	929	658	3,337	1,472	307
Unallocated	592	577	609	626	218

Total	$8,039	$9,766	$19,546	$18,167	$13,347

At December 31, of each period presented below, loan balances by category as a percentage of gross loans were as follows:

	2013	2012	2011	2010	2009
Real estate construction	11.0%	11.9%	14.0%	17.7%	22.3%
1-4 Family residential	40.4%	36.8%	32.0%	32.9%	31.1%
Commercial real estate	35.5%	37.7%	40.1%	34.6%	32.0%
Other real estate secured loans	1.8%	1.9%	1.9%	1.4%	0.8%
Commercial, financial and agricultural	8.5%	9.1%	8.1%	9.6%	10.1%
Consumer	2.0%	1.9%	1.9%	1.9%	2.0%
Tax exempt	0.0%	0.0%	0.0%	0.0%	0.0%
Other loans	0.8%	0.7%	2.0%	1.9%	1.7%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Securities

At December 31, 2013, securities available-for-sale totaled $81,926, an increase of $11,746 or 16.7% from $70,180 at year-end 2012. The Company’s securities portfolio represents 18.3% of total assets at December 31, 2013 compared to 13.7% at December 31, 2012. All of the Company’s securities are classified as available for sale. The Company’s investment portfolio is used to provide interest income and liquidity and for pledging purposes to secure public fund deposits.

Net unrealized losses in the securities portfolio at December 31, 2013 were $1,200 compared to a net unrealized gain of $1,280 at December 31, 2012. The decrease in market value is primarily due to changes in interest rates during 2013.

Unrealized losses on the Bank’s securities have not been recognized into income because the securities are of high credit quality, management does not have the intent to sell and it is not more likely than not it will be required to sell the investment before its anticipated recovery, and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or normal liquidity returns to the marketplace.

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis and the investment committee makes such an evaluation on an annual basis. These evaluations are made more frequently when economic or market concerns warrant such evaluation. Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the Company’s intent to sell, or whether it is more likely than not that it will be required to sell the security before its anticipated recovery in fair value. In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

At year-end 2013, the Company’s portfolio consisted of 118 securities, 71 of which were in an unrealized loss position, compared to a total of 87 securities, 16 of which were in an unrealized loss position at December 31, 2012. In the event that securities were to be sold for liquidity purposes, there are sufficient holdings not in an unrealized loss position that could be sold, so that the Company would not be forced to sell the securities reporting an unrealized loss. The Company is further limited in the amount of securities that can be sold due to pledging requirements for Bank liabilities. Management considers security holdings in excess of our pledging requirement to be available for liquidity purposes. Sale of such holdings would not impair our ability to hold the securities reporting an unrealized loss until the loss is recovered or until maturity.

At year-end 2013, the Company held one security for which the aggregate face amount of investments is greater than 10% of shareholders’ equity as of December 31, 2013.

Type	Issuer	Face Value	Fair Value	% of Capital
State and municipals	State of Texas	$1,245	$1,248	14.52%

Other than the above investments, the Company did not hold securities of any one issuer, other than U.S. Government sponsored entities, with a face amount greater than 10% of shareholders’ equity as of December 31, 2013 or 2012.

The carrying value of securities at December 31 is summarized as follows:

	December 31, 2013		December 31, 2012
	Amount	% of Total	Amount	% of Total
U.S. Government sponsored entities	$33,357	40.7%	$30,718	43.8%
Mortgage-backed securities	42,281	51.6%	32,778	46.7%
State and municipals	6,288	7.7%	5,697	8.1%
Corporate	—	—%	987	1.4%

Total	$81,926	100.0%	$70,180	100.0%

	December 31, 2011
	Amount	% of Total
U.S. Government sponsored entities	$13,275	20.9%
Mortgage-backed securities	29,591	46.5%
State and municipals	19,826	31.1%
Corporate	968	1.5%

Total	$63,660	100.0%

From 2011 to 2013, the mix of securities held by the Company has changed significantly. As of December 31, 2013, the Company’s state and municipal securities accounted for 7.7% of the total portfolio, down from 8.1% and 31.1% at December 31, 2012 and 2011, respectively. With the Company’s current tax position, there are not currently tax advantages to holding tax-exempt municipal securities; therefore, the majority of securities sold during 2013 were tax-exempt state and county municipals, with the proceeds being reinvested in U.S. Government sponsored entities. As of December 31, 2013, the Company’s U.S. Government sponsored entities securities accounted for 40.7% of the total portfolio, down from 43.8% at December 31, 2012, which was up from 20.9% at December 31, 2011. This change over the past two years is primarily due to management reinvesting proceeds from sales, calls and maturities from the entire portfolio into securities of U.S. Government sponsored entities.

The following table presents the carrying value by maturity distribution of the investment portfolio, along with weighted average yields thereon, as of December 31, 2013:

	Within	1-5	5-10	Beyond
	1 Year	Years	Years	10 Years	Total
U.S. Government sponsored entities	$—	$14,900	$15,161	$3,296	$33,357
State and municipals	127	1,350	885	3,926	6,288

Total debt securities	$127	$16,250	$16,046	$7,222	$39,645

Weighted average yield(tax equivalent)	1.173%	1.380%	1.916%	3.403%	1.965%

Mortgage-backed securities- residential					$42,281

Weighted average yield					2.970%

Premises and Equipment

Premises and equipment totaled $10,215 at December 31, 2013, an increase of $1,445 or 16.5% from $8,770 at December 31, 2012. The largest component of the increase in premises and equipment was the purchase of a parcel of land that had previously been leased for use as a branch location.

Rent expense was $181 in 2013, compared to $305 in 2012. The decrease was primarily due to the purchase of the parcel of land discussed above.

Other Real Estate Owned

At December 31, 2013, OREO totaled $18,314, a decrease of $1,455 from $19,769 at December 31, 2012. The balance of OREO is comprised of properties acquired through or in lieu of foreclosure on real estate loans, property acquired by the Company for future Bank branch locations that is no longer intended for that purpose and is currently held for sale, and loans made to facilitate the sale of OREO that are required to be reported as OREO (“FAS 66 Loans”). The balances recorded for each individual property are based on appraisals that are not more than twelve months old, discounted by an additional 15%. The additional 15% discount was adopted by the Company beginning in the third quarter of 2010 based on an analysis of actual recoveries of OREO balances, including selling costs. Based on that analysis, the Company recorded a valuation allowance of $346 (recognized through OREO expense) in the third quarter of 2010. In addition, the Company began applying the additional 15% discount in its determination of specific reserves for impaired loans that are collateral dependent. As a result, the majority of the financial loss incurred by the Company as a result of the 15% discount has been recognized through loan charge-offs and the provision for loan losses at the time the property is transferred to OREO, with the foreclosed property being transferred into OREO at the discounted value. The Company annually updates its analysis regarding the additional 15% discount. Should such updates indicate that a change in the 15% discount is warranted, the Company would implement the change accordingly and that change would be applied to all properties that are subsequently moved into OREO. Additional write-downs of individual properties typically occur when the results of updated appraisals and further application of the 15% discount on the value reflected in the updated appraisal indicates that the value of the respective property has declined. The Company obtains updated appraisals for OREO properties at least annually. These write-downs are recognized in the quarterly period in which the appraisal is accepted by the Company.

The Company actively markets the properties within its OREO portfolio utilizing both Bank personnel and third parties (brokers, agents, etc.). All OREO properties are classified into one of four categories: rental properties, non-rental properties, auction properties, and land. Rental properties consist of any property that can be leased or rented in order to produce income for the Company while the Company is pursuing the sale of the property. Non-rental properties consist of improved real estate that the Company’s management has concluded would not be attractive to a renter or that management believes will be most efficiently sold unoccupied. Auction properties are typically properties of lower value that the Company is willing to accept the risk of an auction in order to sell. These properties are typically auctioned off within six to twelve months of the property being transferred into OREO; however, circumstances related to a particular property may warrant holding the property for a longer period. Auction properties are typically auctioned off in absolute auctions with no minimum reserves. Land generally consists of unimproved raw land, though some properties may have some infrastructure work completed for housing development. Properties within the land category of OREO are typically held for longer periods of time than other OREO properties as the marketing of these properties, particularly large parcels, often extends for over six months.

The following table shows a breakdown of the OREO portfolio by category as of the end of the periods indicated:

	December 31, 2013		September 30, 2013		June 30, 2013		March 31, 2013
Bank Premises	$484	2.64%	$484	2.2%	$484	2.6%	$484	2.5%
Rental	7,616	41.59%	11,382	51.5%	7,675	41.5%	7,997	41.5%
Non-rental	1,126	6.15%	1,083	4.9%	493	2.7%	382	2.0%
Auction	21	0.11%	21	0.1%	235	1.3%	336	1.7%
Land	9,067	49.51%	9,147	41.3%	9,589	51.9%	10,050	52.3%

Total	$18,314	100.0%	$22,117	100.0%	$18,476	100.0%	$19,249	100.0%

The Company makes every effort to sell OREO as quickly as feasible while still recovering as much of the original investment as possible. Management also considers the cost associated with holding individual properties in determining how aggressively it markets an individual property. The Company’s OREO that is classified as rental properties generally consists of 1-4 family properties, though some are commercial real estate. Rental income generated by this group has typically exceeded the holding costs of the respective properties. The majority of the rental properties are listed for sale with real estate agents; however properties in this group are not the primary focus of management’s marketing efforts given the income producing nature of the property. The Company’s OREO that is classified as auction properties are marketed aggressively with dates set for auctions and most auction properties being allowed to sell without a reserve price. The Company’s other OREO properties are being marketed, though there is no definite date as to when they may be expected to be sold.

The following table provides activity within the OREO portfolio in terms of individual parcels for the years ended on the dates indicated:

	Rental	Non-rental	Auction	Land
December 31, 2013
Foreclosures	21	3	—	4
Sales	26	4	9	11
Weighted average age of properties held at period end (months)	19.5	7.9	31.1	24.4
December 31, 2012
Foreclosures	18	7	3	10
Sales	21	9	34	9
Weighted average age of properties held at period end (months)	9.3	6.8	34.4	13.4

The following table sets forth information related to the largest five OREO properties held by the Company as of December 31, 2013:

Property Description	Original loan classification	Original Loan Amount	Charge-off prior to transfer into OREO	Write- down after transfer into OREO	Carrying Balance
Unimproved land	Real estate construction	$5,000	$905	$374	$3,111
Unimproved land	Real estate construction	3,103	1,896	204	961
Unimproved land	Real estate construction	2,546	196	85	927
Mixed Use Commercial Property	Commercial Real estate	3,684	1,536	196	850
Unimproved land	Real estate construction	1,134	402	—	799

The following table sets forth information related to the largest five OREO properties held by the Company as of December 31, 2012:

Property Description	Original loan classification	Original Loan Amount	Charge-off prior to transfer into OREO	Write- down after transfer into OREO	Carrying Balance
Unimproved land	Real estate construction	$5,000	$905	$—	$3,485
Mixed use commercial property	Commercial Real estate	3,684	1,536	—	1,046
Unimproved land	Real estate construction	2,546	196	85	927
Mini storage facility	Commercial Real estate	887	—	—	784
Mobile home park/ mini storage facility	Commercial Real estate	959	—	82	765

Each of the OREO properties identified in the December 31, 2013 table above is listed with a real estate agent and is also listed as available for sale on the Bank’s website. The three properties classified as unimproved land were, at the time the loans were made, intended to be developed. The property carried at $3,111 is commercial property located in an area that remains significantly and negatively impacted by the downturn in the real estate market. Although the Company continues to actively market the property, management anticipates that it could take a significant amount of time to sell the property. The properties carried at $961, $927 and $799 are located in residential areas that were also negatively impacted by the downturn in the economy. Although there are some positive indicators of improvements in the local markets where the properties are located, management believes it will likely require a significant amount of time to sell the properties. The commercial real estate property is income producing rental property that is being managed by a third party property manager on behalf of the Company. The Company continues to market this rental property, but because of the income producing nature of the property, it is likely that management will resist selling the property for less than the current carrying value of the property.

Deposits

The following table sets forth the composition of deposits at December 31:

	2013		2012
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$53,980	13.2%	$47,908	10.7%
Interest-bearing demand accounts	120,259	29.5%	121,341	27.0%
Savings accounts	24,770	6.1%	20,992	4.7%
Time deposits greater than $100	97,294	23.9%	118,660	26.4%
Other time deposits	111,229	27.3%	140,045	31.2%

Total	$407,532	100.0%	$448,946	100.0%

The majority of deposits continue to be in time deposits, though there was a decrease of $50,182 in total time deposits during 2013. The decrease in time deposits is primarily due to the Bank’s continued focus on reducing reliance on wholesale funding sources. Wholesale funding sources are any deposits that are attained through means other than direct customer contact. Wholesale funding sources utilized by the Bank include brokered CDs and national market time deposits. The change in the Bank’s deposit composition was also impacted by historically low market rates for deposit products and excess liquidity in the Bank’s market area.

The following table shows the breakdown of time deposits at year-end December 31, 2013 and 2012:

	December 31
	2013	2012
Personal CDs	$146,792	$160,327
Non-Personal CDs	8,659	7,801
Public Funds CDs	10,307	20,300
National market time deposits	18,429	38,790
Brokered CDs	—	7,059
IRAs	24,351	24,428

Total	$208,523	$258,705

The total of wholesale funding sources at December 31, 2013 was $18,429, a decrease of $27,420 from $45,849 at December 31, 2012. The average rate paid for brokered CDs during 2013 was 1.84% compared to 2.06% in 2012. The decrease in average rate paid on brokered CDs was primarily due to a penalty the Bank paid to call two CDs before their maturity date in 2012. The average rate paid for national market time deposits in 2013 was 1.05% compared to 1.10% in 2012. The decrease in average rate paid on national market time deposits was primarily due to excess liquidity in the national market during the majority of 2013.

The Bank had no brokered CDs at December 31, 2013 compared to $7,059 with a weighted average rate of 1.57% at December 31, 2012. Under the terms of the Consent Order, the Bank is restricted from accepting, renewing or rolling over brokered deposits without prior consent of the FDIC. In 2013, $7,059 of brokered deposits matured. Due to the Bank’s current liquidity position, management does not anticipate that they will seek permission to accept new or rollover brokered deposits during the time that the Consent Order remains in effect. However, if market conditions change, resulting in significant reductions in the Bank’s liquidity, management may decide to seek approval to accept new brokered deposits.

The Bank has policies in place to ensure that total wholesale funding is maintained at a reasonable level. The Bank, beginning in 2010, has also experienced pressure from its primary regulators to reduce reliance on wholesale funding sources. Management made significant reductions in its reliance on wholesale funding during 2010 and that trend continued into 2011 and 2012, though to a lesser extent. The Bank’s reliance on wholesale funding should continue to decrease as additional national market time deposits mature during 2014.

At December 31, 2012, we had $185,860 in time deposits maturing within two years. Time deposits maturing within one year of December 31, 2013 were $159,970, or 76.7% of total time deposits. If we are not able to retain these deposits at maturity, or attract additional deposits at comparable rates, we may be required to seek higher cost deposits to replace these deposits which could negatively impact our net interest margin. Further, because we have entered into the Consent Order, the Bank is limited from paying deposit rates above national rate caps published weekly by the FDIC, unless the Bank is determined to be operating in a high-rate market area. On December 1, 2011, the Bank received notification from the FDIC that it is operating in a high-rate environment, which allows the Bank to pay rates higher than the national rate caps, but continues to limit the Bank to rates that do not exceed the prevailing rate in the Bank’s market by more than 75 basis points. If, as a result of the limitations on deposit rates, we are unable to secure replacement deposits for these maturing deposits, our liquidity could be negatively impacted which could materially and adversely affect our results of operations. The weighted average cost of all deposit accounts was 0.75% in 2013 compared to 0.97% in 2012. The weighted average rate on time deposits was 1.07% in 2013, compared to 1.31% in 2012. Management expects to seek short-term time deposit funding to match variable rate loans. These efforts, if successful, are expected to reduce interest rate risk and expand our net interest margin.

The following tables present, at December 31 for each of the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

	2013		2012		2011
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Amount	Paid	Amount	Paid	Amount	Paid
Noninterest-bearing demand deposits	$50,012	n/a	$48,981	n/a	$48,415	n/a
Interest-bearing demand accounts	113,823	0.52%	132,470	0.64%	136,539	0.79%
Savings deposits	22,697	0.11%	20,511	0.15%	19,643	0.15%
Time deposits $100 and over	112,312	1.10%	141,836	1.30%	164,122	1.65%
Other time deposits	127,007	1.05%	170,001	1.32%	208,817	1.57%

Contractual Obligations

The Company has the following contractual obligations as of December 31, 2013:

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Operating leases	$162	$315	$223	$895	$1,595
Time deposits	159,870	33,021	15,532	—	208,423
Long term borrowings (1)	—	—	—	23,000	23,000
Preferred stock dividends (2)	1,571	3,370	—	—	4,941

Total	$161,603	$36,706	$15,755	$23,895	$237,959

(1)	Reflects only the principal amounts due on the Company’s subordinated debentures. Due to the Company’s deferral of interest payments on the subordinated debentures, the Company has also accrued $3,722 of interest due as of December 31, 2013. Repayment of the deferred interest amounts will begin at such time as the Company is able to obtain approval from the FRB.
(2)	Reflects payments due on shares issued through the CPP on February 27, 2009. Amounts presented assume that the preferred stock will remain in place at the current rate until December 31, 2016.

Subordinated Debentures

In 2002, the Company issued $3,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a private offering of trust preferred securities. The securities mature on December 31, 2032; however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB. The interest rate on the subordinated debentures as of December 31, 2013 was 3.75%. The subordinated debentures bear interest at a floating rate equal to the New York Prime rate plus 50 basis points (“bps”). The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet but count as Tier 1 capital for regulatory capital purposes, subject to certain limitations on the amount of these securities that may be counted as Tier 1 capital. Debt issuance costs of $74 have been capitalized and are being amortized over the term of the securities. Principal officers, directors, and their affiliates owned $700 and $500 of the $3,000 subordinated debentures at year-end 2013 and 2012, respectively. The proceeds from this offering were utilized to increase the Bank’s capital by $3,000.

In 2005, the Company issued $5,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a pooled offering of trust preferred securities. These securities mature on September 15, 2035, however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB. The interest rate on the subordinated debentures as of December 31, 2013 was 1.75%. The subordinated debentures bear interest at a floating rate equal to the 3-Month LIBOR plus 1.50%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet but count as Tier 1 capital for regulatory purposes, subject to certain limitations on the amount of these securities that may be counted as Tier 1 capital. There was no debt issuance cost in obtaining the subordinated debentures. The proceeds from the pooled offering were used to increase the Bank’s capital.

In 2007, the Company issued $15,000 of redeemable subordinated debentures through a special purpose entity as part of a pooled offering of trust preferred securities. These subordinated debentures mature in 2037; however, the Company can currently repay the securities at any time subject to approval from the FRB. The interest rate on the subordinated debentures was 7.96% until December 15, 2012, and thereafter the subordinated debentures bear interest at a floating rate equal to the 3-month LIBOR plus 3.0%. As of December 31, 2013, the interest rate was 3.25%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet but $7,887 of the debentures count as Tier 1 capital and the remaining $7,113 is considered as Tier 2 capital for regulatory purposes. There was no debt issuance cost in obtaining the subordinated debentures. The proceeds were used to help fund the acquisition of First National.

The portion of the subordinated debentures qualifying as Tier 1 capital is limited to 25% of total Tier 1 capital. Subordinated debentures in excess of the Tier 1 capital limitation generally qualify as Tier 2 capital. Under the Dodd-Frank Act and the federal regulations issued implementing Basel III, these subordinated debentures will, subject to the limitations described in the preceding sentence, continue to qualify as Tier 1 capital so long as the Company’s total assets are not more than $15 billion.

Distributions on the subordinated debentures are payable quarterly; however, the Company cannot pay interest on the subordinated debentures or dividends on its common stock or Preferred Stock without the prior consent of the FRB. On January 27, 2011, the FRB denied the Company’s request to make the March 15, 2011 quarterly interest payment due on the subordinated debentures that mature in 2012, and the Company has been unable to pay interest on any of its subordinated debentures since that date. Under the terms of indentures pursuant to which the debentures were issued, if the Company defers payment of interest on the debentures it may not, during such a deferral period, pay dividends on its common stock or preferred stock or interest on any of the other subordinated debentures issued by the Company. Accordingly, the Company does not expect to be able to pay interest on its other subordinated debentures or dividends on its common stock or preferred stock until such time as it is able to secure the approval of the FRB. Furthermore, the indentures pursuant to which the debentures issued in 2005 and 2007 were issued provide that the Company’s subsidiaries are similarly prohibited from paying dividends on the subsidiaries’ common and preferred stock not held by the Company or its subsidiaries. The Company’s subsidiary, Community First Properties, Inc., has issued and outstanding 125 shares of preferred stock totaling $125 in liquidation value, which shares are held by 125 unaffiliated shareholders. Dividends totaling approximately $16 are payable on these shares biannually. Community First Properties, Inc. paid the dividends owed to the preferred stockholders on June 30, 2011 in violation of the terms of the indentures pursuant to which the subordinated debentures that were issued in 2005 and 2007 were issued and as a result has breached its obligations under the terms of those indentures. As a result, the Company is in default under these indentures and the holders of the subordinated debentures issued thereunder and the related trust preferred securities could seek a judicial determination that the Company must cure the default which the Company believes would require the contribution of $8 of capital to Community First, Inc. Community First Properties, Inc. deferred the payment of its preferred dividend payments due on December 31, 2011, June 30, 2012, December 31, 2012, June 30, 2013 and December 31, 2013, as permitted under the terms of the documents governing the terms of those shares of preferred stock. Community First Properties, Inc. will not be able to resume dividend payments on its preferred stock until the Company has resumed the payment of interest on the subordinated debentures issued in 2005 and 2007 and paid in full all unpaid dividends thereon. In the event that the Company is unable to pay interest on the subordinated debentures it has issued following March 15, 2016 in the case of two of the tranches and March 31, 2016 in the case of the third tranche, the holders of the related trust preferred securities would be able to claim an event of default under the indentures and all amounts then owed on the debentures would be immediately due and payable.

Liquidity

Our liquidity, primarily represented by cash and cash equivalents, is a result of our operating, investing and financing activities. These activities are summarized below for the three years ended December 31:

	2013	2012	2011
Net income (loss)	$1,728	$3,043	$(15,052)
Adjustments to reconcile net income (loss) to net cash from operating activities	3,770	20,157	23,827

Net cash from operating activities	5,498	23,200	8,775
Net cash from investing activities	10,073	14,506	47,928
Net cash used in financing activities	(61,412)	(19,571)	(40,264)

Net change in cash and cash equivalents	(45,841)	18,135	16,439

Cash and cash equivalents at beginning of period	94,877	76,742	60,303

Cash and cash equivalents at end of period	$49,036	$94,877	$76,742

The significant adjustments to reconcile net income to net cash from operating activities in 2013 were proceeds from sale of mortgage loans of $5,248, net write-downs and losses on sale of other real estate of $832, increase in accrued interest payable of $659, and depreciation of premises and equipment of $621 offset by mortgage loans originated for sale of $4,248. The significant components of investing activities in 2013 were total securities purchases of $43,184; maturities, prepayments and calls of securities of $25,116; net decrease in loans of $23,699; proceeds from sale of other real estate owned of $8,340; and sale of securities of $3,675. The most significant components of financing activities in 2013 were the decrease in deposits of $41,414, repayment of FHLB advances of $13,000 and repayment of the repurchase agreement of $7,000.

The significant adjustments to reconcile net income to net cash from operating activities in 2012 were proceeds from sale of mortgage loans of $27,852, gain on sale of branches of $4,067, provisions for loan losses of $2,700, and net write-downs and losses on sale of other real estate of $1,523. The significant components of investing activities in 2012 were net decrease in loans of $65,746; total securities purchases of $60,348; net cash paid in connection with branch sales of $53,424; maturities, prepayments and calls of securities of $40,823; sale of securities of $12,437; and proceeds from sale of other real estate owned of $10,334. The most significant component of financing activities in 2012 was the decrease in deposits of $16,574.

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

The primary uses of cash are lending to the Company’s borrowers and investing in securities and short- term interest earning assets. In 2013, 2012, and 2011, loan repayments were greater than demand for new loans, which provided additional liquidity to pay off outstanding liabilities such as federal funds purchased, FHLB advances, and other borrowed money.

We consider our liquidity sufficient to meet our outstanding short and long-term needs. We expect to be able to fund or refinance, on a timely basis, our material commitments and long-term liabilities.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2013, we had unfunded loan commitments outstanding of $16,365 and unfunded letters of credit of $1,751. If we needed to fund these outstanding commitments, we have the ability to liquidate federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, we could sell participations in these or other loans to correspondent banks.

Capital Resources

Our total shareholders’ equity at December 31, 2013 was $8,616 compared to $10,336 at December 31, 2012, and $9,575 at December 31, 2011. This decrease was primarily due to a decrease in accumulated other comprehensive income in 2013.

As of December 31, 2013, the Bank’s capital levels were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action. While the Bank’s capital levels at December 31, 2013, exceeded those necessary to be considered well capitalized, our consolidated capital ratios were well below those required by federal regulators had our total assets exceeded $500,000 and are critically low. Our consolidated total capital to risk-weighted assets ratios for year-end 2013 and 2012 were 8.84% and 7.62%. Our consolidated Tier 1 to risk weighted assets ratios were 5.05% and 4.23% at year-end 2013 and 2012, respectively. Also, our Tier 1 to average assets ratios were 3.15% and 2.40% at year-end 2013 and 2012 respectively. Because the Company’s total assets were less than $500,000 at December 31, 2013, it is not subject to capital requirements on a consolidated basis, but had it been, in order for the Company to be considered “well-capitalized”, it would have required a consolidated total capital to risk weighted assets ratio of at least 10% and a Tier 1 to average assets ratio of at least 6%. Furthermore, virtually all of our capital on a consolidated basis consists of preferred stock and subordinated debentures which require repayments.

The Company’s regulators have adopted a new regulatory framework known as Basel III. The Bank will be subject to the new rules in 2014, but due to the fact that the Company’s total assets are below $500,000, the Company is not subject to the new rules. In the event that the Company’s assets increase above $500,000 it would become subject to the new rules. Included in the Basel III framework is a new ratio, the Tier 1 Common Equity Ratio. This ratio is derived by accumulating an organization’s qualifying capital elements attributable to common stock divided by the organization’s average assets. As of December 31, 2013, the Company had total consolidated equity of $8,616. The outstanding face value of the Company’s preferred stock was $18,663, resulting in equity attributable to common stock of $(10,047). As a result, the Company’s Tier 1 Common Equity Ratio would have been reported as a negative ratio as of December 31, 2013. Unless the Company significantly changes its current capital structure, it is possible that we could be required to report this ratio at an unsatisfactory level if the Company were to become subject to the new rule. As of December 31, 2013, the Bank’s Tier 1 Common Equity ratio would have been compliant with the new rule.

At December 31, 2013 and December 31, 2012, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under applicable regulatory provisions and the ratios required by the Consent Order were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Regulatory Provisions(1)		Required by terms of Consent Order with FDIC
2013	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$41,250	14.70%	$22,445	8.00%	$28,056	10.00%	$33,667	12.00%
Consolidated	24,905	8.87%	22,474	8.00%	28,092	N/A	N/A	N/A
Tier I Capital to risk weighted assets
Community First Bank & Trust	$37,687	13.43%	$11,222	4.00%	$16,833	6.00%	$28,056	10.00%
Consolidated	14,225	5.06%	11,237	4.00%	16,855	N/A	N/A	N/A
Tier I Capital to average assets
Community First Bank & Trust	$37,687	8.41%	$17,917	4.00%	$22,396	5.00%	$38,073	8.50%
Consolidated	14,225	3.16%	18,008	4.00%	N/A	N/A	N/A	N/A
2012
Total Capital to risk weighted assets
Community First Bank & Trust	$39,038	12.65%	$24,684	8.00%	$30,854	10.00%	$37,025	12.00%
Consolidated	23,551	7.62%	24,734	8.00%	30,918	10.00%	N/A	N/A
Tier I Capital to risk weighted assets
Community First Bank & Trust	$35,108	11.38%	$12,342	4.00%	$18,513	6.00%	$30,854	10.00%
Consolidated	13,076	4.23%	12,367	4.00%	18,551	6.00%	N/A	N/A
Tier I Capital to average assets
Community First Bank & Trust	$35,108	6.46%	$21,741	4.00%	$27,176	5.00%	$46,199	8.50%
Consolidated	13,076	2.40%	21,811	4.00%	N/A	N/A	N/A	N/A

(1)	Because the Company’s total assets at December 31, 2013 were below $500,000, it is not subject to capital level requirements on a consolidated basis.

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

The Bank’s Tier 1 capital to Average Assets as of December 31, 2013 was below those that the Bank agreed to achieve under the terms of the Consent Order. Based on December 31, 2013 levels of average assets and risk-weighted assets, the required amount of additional Tier 1 capital necessary for the Bank to meet the requirements of the Consent Order was approximately $386. As a result of entering into the Consent Order, the Bank is subject to additional limitations on its operations including accepting, rolling over, or renewing brokered deposits, which could adversely affect the Bank’s liquidity and/or operating results. By virtue of entering into the Consent Order, the Bank is also limited from paying deposit rates above national rate caps published weekly by the FDIC, unless the Bank is determined to be operating in a high-rate market area. On December 1, 2011, the Bank received notification from the FDIC that it is operating in a high-rate environment, which allows the Bank to pay rates higher than the national rate caps, but continues to limit the Bank to rates that do not exceed the prevailing rate in the Bank’s market by more than 75 basis points. The Bank is also limited, as a result of its condition, in its ability to pay severance payments to its employees and must receive the consent of the FDIC and the Department to appoint new officers or directors.

As of December 31, 2013, we believe that the Bank is in compliance with all provisions of the Consent Order that were required to be completed by December 31, 2013, with the exception of attaining the Tier I capital to average assets ratio required by the Consent Order. In accordance with the terms of the Consent Order, management has submitted a capital plan with the objective of attaining the capital ratios required by the Consent Order. The FDIC has accepted the capital plan. In addition to the capital plan, all other plans required by the Consent Order have been prepared and submitted to the FDIC and have been accepted by the FDIC.

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company will not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The terms of the Written Agreement, which replaced the board resolution, among other things, similarly prohibit the Company from incurring debt, paying dividends or interest or redeeming shares of its capital stock without the approval of the FRB. The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common or Preferred Stock and the Company’s subsidiaries may not pay dividends on the subsidiaries common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on its Preferred Stock beginning in the second quarter of 2011. At December 31, 2013, the Company has $3,722 of interest accrued for which payment is being deferred. In addition, the Company has accumulated $2,792 in deferred dividends on the Preferred Stock. The Company’s subsidiary Community First Properties, Inc. suspended payment of its dividends on its preferred stock beginning with the dividend payment due December 31, 2011. At December 31, 2013, Community First Properties, Inc. has $39 of preferred stock dividends accrued for which payment is being deferred. Since the Company has deferred payment of dividends on the Preferred Stock for more than six quarters, the holders of the preferred stock now have the right to elect up to two directors to the Company’s board of directors.

As a result of its losses in 2011, the Bank was prohibited as of December 31, 2013 under applicable Tennessee law from declaring dividends, without prior approval from the Department. The terms of the Consent Order and the written agreement with the Department also prohibit the Bank from paying dividends to the Company without prior approval from the FDIC and the Department. Pursuant to the terms of the Written Agreement between the FRB and the Company, the Company is prohibited from paying any dividends on the Preferred Stock the Company sold to the U.S. Treasury and from paying any interest on its subordinated debentures. The branch sales, described in Note 3 to the financial statements, improved the Bank’s capital levels. Despite the income received from the branch sales and the Bank’s improved operating performance, the Bank’s Tier 1 leverage ratio remains below the level that the Bank is required to maintain in the Consent Order and the written agreement that the Bank entered into with the Department. Because the amount of cash available at the Company is not sufficient to pay the accrued but unpaid dividends on the preferred stock, pay the accrued but unpaid interest on the subordinated debentures and contribute to the Bank, the Company will have to seek alternatives to raise capital in order to assist the Bank in meeting its required capital levels under the Consent Order and the written agreement with the Department. The Company is currently considering the options available to it to increase capital levels at the Bank, including the sale of common or preferred stock of the Company, or alternatively the sale of the Company. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company. This change in control would likely qualify as a change in control under the IRS’s regulations related to the preservation of net operating loss carryforwards causing the Company to likely forfeit this benefit. The loss of this benefit would not cause the Company to recognize a cash charge, but rather would eliminate the benefit that the Company would otherwise be able to utilize to offset future year’s profits, if any, to reduce the Company’s tax liability.

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

Dividend requirements for the Senior Preferred and Warrant Preferred shares in 2014 are $1,571 and years 2015 through redemption of the shares $1,683 per year. The increase in 2014 is due to the increase in the dividend rate on the Senior Preferred shares from 5% to 9% beginning on February 27, 2014. The Company is able to redeem all or a portion of the Senior Preferred shares at any time following consultation with its primary regulator, but may not redeem the Warrant Preferred shares unless all of the Senior Preferred shares have been redeemed. The required dividends in future periods would be reduced for any redemption.

Because the Bank incurred losses in 2011, the Bank as of December 31, 2013 was unable to pay dividends to the Company, including dividends to support the Company’s payment of interest on its subordinated debentures and dividends on the Senior Preferred or Warrant Preferred Shares without prior approval by the Commissioner of the Department. In addition, the Bank is prohibited by the terms of the Consent Order and the written agreement it entered into with the Department from paying dividends to the Company without the prior approval of the Department and the FDIC.

In late 2010, the Basel Committee on Banking Supervision issued “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”), a new capital framework for banks and bank holding companies. Basel III will impose a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. In July 2013, the federal bank regulatory agencies, including the Federal Reserve and the FDIC, adopted final rules that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in Basel III and certain provisions of the Dodd-Frank Act. The rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500,000 or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules establish a new common equity Tier 1 minimum capital requirement of 4.5% and a minimum Tier 1 capital requirement of 6% (up from the currently required 4%) and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status. The rules limit a banking organization’s capital distributions and certain discretionary bonus payments as well as a banking organization’s ability to repurchase its own shares if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of capital in addition to the amount necessary to meet its minimum risk-based capital requirements. As a result, when fully phased in, the capital requirements, inclusive of the capital conservation buffer, would be a Tier 1 leverage ratio of 4%, a Tier 1 common risk-based equity capital ratio of 7%, a Tier 1 equity risk-based capital ratio of 8.5% and a total risk-based capital ratio of 10.5%. Under the new rules Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions cumulative preferred stock and trust preferred securities (including associated subordinated debentures) issued after May 19, 2010 will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010 (like the preferred stock we issued to Treasury and our subordinated debentures) including, in the case of bank holding companies with less than $15,000,000 in total assets, trust preferred securities issued prior to that date will continue to count as Tier 1 capital subject to certain quantitative limitations. Common equity Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions. The final rules allow banks and their holding companies with less than $250,000,000 in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in Accumulated Other Comprehensive Income. The rules become effective as to the Bank on January 1, 2015. Because the Company’s total consolidated assets are below $500,000, these new capital rules will not be applicable to the Company on a consolidated basis. Should the Company’s total consolidated assets increase to more than $500,000, the Company would then be subject to these new rules.

Return on Equity and Assets

Returns on average consolidated assets and average consolidated equity and the ratio of average equity to average assets and the dividend payout ratio for the periods indicated are as follows:

	2013	2012	2011
Return on average assets	0.27%	0.48%	(2.35%)
Return on average equity	9.55%	16.82%	(83.21%)
Average equity to average assets ratio	2.83%	1.82%	2.83%
Dividend payout ratio	n/a	n/a	n/a

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Management uses a gap simulation model that takes cash flows into consideration. These include mortgage-backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing our pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest-bearing deposits that is actually repriceable within a year. Our cumulative one year gap position at December 31, 2013, was 0.74% of total assets. Our policy states that our one-year cumulative gap should not exceed 15% of total assets.

At year-end 2013, $172,803 of $447,021 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year totaled $115,469, or 43.5% of total loans at December 31, 2013. We had $242,255 of loans maturing or repricing within five years. As of December 31, 2013, we had $160,142 in time deposits maturing or repricing within one year.

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

December 31, 2013
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in net interest income	(2.19%)	(1.14%)	0.27%	(7.56%)
December 31, 2012
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in net interest income	3.87%	1.06%	(0.94%)	(2.65%)

Our Economic Value of Equity simulation measures our long-term interest rate risk. The economic value is the difference between the market value of the assets and the liabilities and, technically, it is our liquidation. The technique is to apply rate changes and compute the value. The slope of the change between shock levels is a measure of the volatility of value risk. The slope is called duration. The greater the slope, the greater the impact or rate change on our long-term performance. Our policy guideline is that the maximum percentage change on economic value of equity cannot exceed plus or minus 10% on 100bp change and 20% on 200 bps change. The following illustrates our equity at risk in the economic value of equity model.

December 31, 2013
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in equity at risk	(10.75%)	(5.14%)	3.88%	1.63%
December 31, 2012
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in equity at risk	5.81%	5.34%	(1.34%)	2.54%

One of management’s objectives in managing our balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities.

Management’s modeling for interest rate sensitivity and economic value of equity indicate that the Company’s balance sheet contains more risk as of December 31, 2013 compared to its position at December 31, 2012. The increase in risk as measured by our model is the result of several factors that changed during 2013. The most significant factors are: $45,841 decrease in cash, $33,174 decrease in loans, $41,414 decrease in deposits, $13,000 decrease in FHLB advances, and $7,000 decrease in repurchase agreements. The Company’s model assumes that cash on hand is immediately available to invest as rates increase. The excessive amount of cash held in 2012 caused the Company’s earnings potential in an increasing rate environment to be unusually strong. The repayment of the FHLB Advances and the repurchase agreement reduced the long-term fixed rate debt funding sources, leaving deposits as a larger percentage of the Company’s total funding sources. On average, the model reprices deposits more quickly than debt. This causes the model to assume that the cost of funds will increase more quickly in a rising rate environment as of 2013 than it did at 2012. The Company could improve the results of the model by obtaining some additional long-term fixed rate debt to balance against some of the longer term assets. However, given the Company’s strong liquidity position, management does not believe that additional debt would ultimately benefit the Company. The increased risk associated with Company’s economic value of equity as estimated by the model is driven by the same factors that affected the interest rate sensitivity. In addition, the economic value of equity model was affected by the increase in securities as a percentage of total assets during 2013.

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

The following consolidated financial statements of the Company, together with the Notes thereto and the Management Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm thereon, are included on pages F-1 to F-76 of this Annual Report on Form 10-K and are incorporated herein by reference:

•	Balance Sheets as of December 31, 2013 and 2012

•	Statements of Operations for the three years ended December 31, 2013

•	Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2013

•	Statements of Cash Flows for the three years ended December 31, 2013

•	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(d) promulgated under the Exchange Act , that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to its management, including its President (the Company’s principal executive officer) and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company carried out an evaluation, under the supervision and with the participation of its management, including its President and its Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. Based on the evaluation of these disclosure controls and procedures, the President and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective.

The report of the Company’s management on the Company’s internal control over financial reporting is set forth on page F-3 of this Annual Report on Form 10-K.

There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended December 31, 2013 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item 10 will appear in, and is hereby incorporated by reference to, the information under the headings “Proposal 1: Election of Directors-Directors Standing For Election and-Directors Continuing in Office,” “Executive Officers,” “Corporate Governance-Meetings and Committees of the Board of Directors-Audit Committee,” and “Security Ownership of Certain Beneficial Owners and Management-Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2014 annual meeting of shareholders.

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

The information required by this Item 11 will appear in, and is hereby incorporated by reference to, the information under the headings “Executive and Director Compensation” and “Corporate Governance-Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2014 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item 12 will appear in, and is hereby incorporated by referenced from, the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2014 annual meeting of shareholders.

Equity Compensation Plan Information

The following table set forth certain information as of December 31, 2013 regarding compensation plans under which our equity securities are available for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrant and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a)) (c)
Equity compensation plans approved by security holders	59,600	$24.48	407,509
Equity compensation plans not approved by security holders	—	—	—

	59,600	$24.48	407,509

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will appear in, and is hereby incorporated by reference to, the information under the headings “Corporate Governance-Certain Relationships and Related Transactions and -Director Nomination Procedure and Director Independence” in our definitive proxy statement for the 2014 annual meeting of shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will appear in, and is hereby incorporated by reference to, the information under the heading “Proposal 3-Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2014 annual meeting of shareholders.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements. See Item 8.

(a) (2) Financial Statement Schedule. Not applicable.

(a) (3) Exhibits. See Exhibit Index following the signature pages.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FIRST, INC.

Date: February 27, 2014	By:	/s/ Louis E. Holloway
Louis E. Holloway
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Eslick E. Daniel Eslick E. Daniel	Chairman of the Board	February 27, 2014

/s/ Louis E. Holloway Louis E. Holloway	President (Principal Executive Officer)	February 27, 2014

/s/ Jon Thompson Jon Thompson	Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2014

/s/ Martin Maguire Martin Maguire	Director	February 27, 2014

/s/ W. Roger Witherow W. Roger Witherow	Director	February 27, 2014

/s/ Bernard Childress Bernard Childress	Director	February 27, 2014

/s/ Stephen F. Walker Stephen F. Walker	Director	February 27, 2014

/s/ Randy A. Maxwell Randy A. Maxwell	Director	February 27, 2014

/s/ Michael D. Penrod Michael D. Penrod	Director	February 27, 2014

/s/ Dinah C. Vire Dinah C. Vire	Director	February 27, 2014

/s/ Vasant (Vince) G. Hari Vasant (Vince) G. Hari	Director	February 27, 2014

/s/ Ruskin A. Vest Ruskin A. Vest	Director	February 27, 2014

/s/ Robert E. Daniel Robert E. Daniel	Director	February 27, 2014

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (1992 framework).

Based on this assessment we believe that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Community First, Inc.

We have audited the accompanying consolidated balance sheet of Community First Inc. and its Subsidiaries, (the “Company”) as of December 31, 2013 and 2012 and the related consolidated statement of operations, changes in shareholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Company is subject to a written agreement with its primary regulator, which among other things restricts the payment of interest on subordinated debentures and outstanding preferred stock. The Company is in compliance with this agreement at December 31, 2013. The Company’s bank subsidiary, Community First Bank & Trust (the “Bank”), is not in compliance with regulatory enforcement actions issued by its primary state and federal regulator requiring, among other things, a minimum Tier 1 Leverage capital ratio of not less than 8.5%. The Bank’s Tier 1 Leverage capital ratio was 8.41% at December 31, 2013. Continued failure to comply with the regulatory action may result in additional adverse regulatory action. Management’s plans with regards to these matters are also discussed in Note 2 to the consolidated financial statements.

HORNE LLP

Memphis, Tennessee

February 27, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Community First, Inc.

We have audited the accompanying consolidated statements of operations and comprehensive income, changes in shareholders’ equity, and cash flows of Community First, Inc. (the “Company”) for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Community First Inc. for the year ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 of the consolidated financial statements, the Company’s bank subsidiary, Community First Bank & Trust, (‘Bank”) was not in compliance with a regulatory enforcement action issued by its primary federal regulator requiring, among other things, a minimum Tier 1 Leverage capital ratio at the Bank of not less than 8.5%, a minimum Tier 1 capital to risk-weighted assets ratio of not less than 10.0% and a minimum Total capital to risk-weighted assets ratio of not less than 12.0% as of December 31, 2011. The Bank’s Tier 1 Leverage capital ratio was 4.92%, its Tier 1 capital to risk-weighted assets ratio was 7.22% and its Total-capital to risk weighted assets ratio was 8.51% at December 31, 2011 (not presented herein). Continued failure to comply with the regulatory enforcement action may result in additional adverse regulatory action. Management’s plans with regards to these matters are also discussed in Note 2 to the consolidated financial statements.

Crowe Horwath LLP

Brentwood, Tennessee

March 30, 2012

COMMUNITY FIRST, INC.

CONSOLIDATED BALANCE SHEETS

December 31

(Dollar amounts in thousands, except per share data)

	December 31
	2013	2012
ASSETS
Cash and due from financial institutions	$49,036	$94,877
Time deposits in other financial institutions	6,500	1,000
Securities available for sale, at fair value	81,926	70,180
Loans held for sale in secondary market, at fair value	—	921
Loans	273,707	306,881
Allowance for loan losses	(8,039)	(9,767)

Net loans	265,668	297,114
Restricted equity securities, at cost	1,727	1,727
Premises and equipment, net	10,215	8,770
Core deposit and customer relationship intangibles, net	1,215	1,352
Accrued interest receivable	1,225	1,377
Bank owned life insurance	9,603	9,331
Other real estate owned, net	18,314	19,769
Other assets	3,014	4,297

Total assets	$448,443	$510,715

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$53,980	$47,908
Interest-bearing	353,552	401,038

Total deposits	407,532	448,946
Federal Home Loan Bank advances	—	13,000
Subordinated debentures	23,000	23,000
Accrued interest payable	4,287	3,628
Repurchase agreement	—	7,000
Other liabilities	5,008	4,805

Total liabilities	439,827	500,379

*	Commitments and contingent liabilities (Note 20)

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED BALANCE SHEETS

December 31

(Dollar amounts in thousands, except per share data)

	2013	2012
Shareholders’ equity
Senior Preferred shares, no par value; 5% cumulative; liquidation value of $20,368 and $19,477 at December 31, 2013 and 2012, respectively. Authorized 2,500,000 shares; 17,806 shares issued and outstanding at December 31, 2013 and 2012.	17,806	17,806
Warrant Preferred shares, no par value; 9% cumulative; liquidation value of $1,120 and $1,040 at December 31, 2013 and 2012, respectively. 890 shares issued and outstanding at December 31, 2013 and 2012.	890	890
Net discount on preferred stock	(33)	(232)

Total preferred shares	18,663	18,464
Common stock, no par value; 10,000,000 shares authorized; 3,274,777 and 3,274,305 shares issued and outstanding at December 31, 2013 and 2012, respectively.	28,590	28,588
Accumulated deficit	(35,760)	(36,319)
Accumulated other comprehensive loss, net	(2,877)	(397)

Total shareholders’ equity	8,616	10,336

Total liabilities and shareholders’ equity	$448,443	$510,715

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	2013	2012	2011
Interest income
Loans, including fees	$15,839	$20,925	$26,308
Taxable securities	1,195	1,187	1,598
Tax exempt securities	139	311	459
Federal funds sold and other	271	305	321

Total interest income	17,444	22,728	28,686
Interest expense
Deposits	3,184	4,968	7,082
Federal Home Loan Bank advances and federal funds purchased	108	341	375
Subordinated debentures and other	883	1,711	1,631

Total interest expense	4,175	7,020	9,088

Net interest income	13,269	15,708	19,598
Provision for loan losses	45	2,700	13,029

Net interest income after provision for loan losses	13,224	13,008	6,569
Noninterest income
Service charges on deposit accounts	1,702	1,657	1,809
Gain on sale of loans	94	191	548
Net gains on sale of securities available for sale	182	1,215	—
Gain on sale of branches	—	4,067	—
Investment services income	136	105	226
Earnings on bank-owned life insurance policies	272	291	297
ATM income	128	122	124
Other customer fees	53	56	65
Other service charges, commissions, and fees	120	290	284

Total noninterest income	2,687	7,994	3,353

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	2013	2012	2011
Noninterest expenses
Salaries and employee benefits	$6,356	$7,200	$8,353
Securities impairment loss	—	—	5,000
Other real estate expense	799	1,960	3,016
Occupancy expense	970	1,279	1,543
Regulatory and compliance expenses	1,144	1,415	1,390
Losses on other repossessed assets	—	—	1,025
Data processing	1,084	1,172	931
Furniture and equipment expense	389	530	737
Audit, accounting and legal	526	842	733
Operational expenses	419	400	706
ATM expense	612	549	580
Advertising and public relations	124	250	357
Postage and freight	258	299	345
Insurance expense	389	373	274
Amortization of intangible asset	137	199	239
Director expense	226	200	228
Loan expense	61	759	208
Other employee expenses	86	95	139
Loss on other investment	166	—	—
Other	437	437	725

Total noninterest expenses	14,183	17,959	26,529

Income (loss) before income taxes	1,728	3,043	(16,607)
Income tax benefit	—	—	(1,555)

Net Income (Loss)	1,728	3,043	(15,052)
Preferred stock dividends	(970)	(973)	(970)
Accretion of preferred stock discount	(199)	(187)	(175)

Net income (loss) allocated to common shareholders	$559	$1,883	$(16,197)

Income (loss) per share
Basic	$0.17	$0.58	$(4.95)
Diluted	0.17	0.58	(4.95)
Weighted average common shares
Basic	3,274,608	3,274,113	3,273,301
Diluted	3,274,608	3,274,113	3,273,301

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Years Ended December 31

(Dollar amounts in thousands, except per share data)

Comprehensive Income (Loss)
	2013	2012	2011
Net Income (Loss)	$1,728	$3,043	$(15,052)
Reclassification adjustment for other-than-temporary losses included in net income (loss), net of $1,819 income taxes in 2011	—	—	3,181
Reclassification adjustment for realized gains included in net income (loss), net of $0 income taxes in 2013 and 2012	(182)	(1,215)	—
Change in unrealized gain on securities available for sale, net of income taxes of $0, $0, and $243 in 2013, 2012, and 2011, respectively	(2,298)	(102)	(425)

Comprehensive income (loss)	$(752)	$1,726	$(12,296)

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2013, 2012 and 2011

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

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except per share data)

	Common Shares	Preferred Stock	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2011	3,273,759	$18,277	$28,580	$(38,202)	$920	$9,575
Sale of shares of common stock	546	—	3	—	—	3
Stock based compensation expense
Stock options	—	—	5	—	—	5
Preferred stock dividends	—	—	—	(973)	—	(973)
Accretion of discount on preferred stock	—	187	—	(187)	—	—
Comprehensive income
Net income	—	—	—	3,043	—	3,043
Other comprehensive income
Reclassification adjustment for realized gains included in net income, net of $0 income tax	—	—	—	—	(1,215)	(1,215)
Change in unrealized gain on securities available for sale, net of $0 income taxes	—	—	—	—	(102)	(102)

Total comprehensive income						1,726

Balance at December 31, 2012	3,274,305	$18,464	$28,588	$(36,319)	$(397)	$10,336

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2013, 2012 and 2011

(Dollar amounts in thousands, except per share data)

	Common Shares	Preferred Stock	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2012	3,274,305	$18,464	$28,588	$(36,319)	$(397)	$10,336
Sale of shares of common stock	472	—	2	—	—	2
Stock based compensation expense
Preferred stock dividends	—	—	—	(970)	—	(970)
Accretion of discount on preferred stock	—	199	—	(199)	—	—
Comprehensive income
Net income	—	—	—	1,728	—	1,728
Other comprehensive income
Reclassification adjustment for realized gains included in net income, net of $0 income tax	—	—	—	—	(182)	(182)
Change in unrealized gain on securities available for sale, net of $0 income taxes	—	—	—	—	(2,298)	(2,298)

Total comprehensive income						(752)

Balance at December 31, 2013	3,274,777	$18,663	$28,590	$(35,760)	$(2,877)	$8,616

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$1,728	$3,043	$(15,052)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation of premises and equipment	621	768	1,067
Amortization on securities, net	349	473	591
Amortization of core deposit and customer relationship intangibles	137	199	239
Provision for loan losses	45	2,700	13,029
Deferred income tax expense (benefits), net of valuation allowance	—	—	(1,555)
Mortgage loans originated for sale	(4,248)	(9,681)	(16,569)
Proceeds from sale of loans	5,248	26,650	15,922
Gain on sale of mortgage loans	(94)	(191)	(548)
Gain on sale of securities	(182)	(1,215)	—
Loss on disposal of fixed assets	—	62	—
Other real estate write-downs and losses on sale	832	1,523	2,020
Holding (recoveries) on loans held for sale	—	(19)	(11)
Decrease in accrued interest receivable	152	719	432
Increase in accrued interest payable	659	1,238	723
Gain on sale of branches	—	(4,067)	—
Securities impairment loss	—	—	5,000
Losses on other repossessed assets	—	—	1,025
Stock based compensation	—	5	69
Earnings on bank owned life insurance policies	(272)	(291)	(297)
Other, net	523	1,284	2,690

Net cash from operating activities	5,498	23,200	8,775
Cash flows from investing activities
Available for sale securities:
Sale of securities :
Mortgage-backed securities	3,087	—	—
Other	588	12,437	—
Purchases:
Mortgage-backed securities	(21,810)	(11,998)	(3,728)
Other	(21,374)	(48,350)	(11,453)
Maturities, prepayments, and calls:
Mortgage-backed securities	7,901	8,153	6,669
Other	17,215	32,670	7,074
Net decrease in loans	23,699	65,746	40,010
Net cash paid in connection with branch sales	—	(53,424)	—
Proceeds from sale of other real estate owned	8,340	10,334	7,887
Additions to premises and equipment, net	(2,073)	(312)	(331)
Proceeds from sale of premises and equipment	—	—	91
Net change in time deposits in other financial institutions	(5,500)	(750)	1,709

Net cash from investing activities	10,073	14,506	47,928

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	2013	2012	2011
Cash flows from financing activities
Decrease in deposits	(41,414)	(16,574)	(40,032)
Proceeds from Federal Home Loan Bank advances	—	—	—
Repayment of Federal Home Loan Bank advances	(13,000)	(3,000)	—
Repayment of repurchase agreement	(7,000)
Proceeds from issuance of common stock	2	3	11
Cash paid for Preferred Stock dividends	—	—	(243)

Net cash used in financing activities	(61,412)	(19,571)	(40,264)

Net change in cash and cash equivalents	(45,841)	18,135	16,439
Cash and cash equivalents at beginning of year	94,877	76,742	60,303

Cash and cash equivalents at end of year	$49,036	$94,877	$76,742

Supplemental disclosures of cash flow information:
Cash paid during year for:
Interest	$3,516	$5,782	$8,365
Net income taxes paid (refunded)	—	6	(882)
Supplemental noncash disclosures
Transfer from loans to other real estate owned	7,717	9,571	20,171
Transfer from loans held for sale to portfolio loans	—	4,443	203
Dividends declared not paid	970	973	847
Loans made to facilitate the sale of other real estate owned	—	—	210
Components of sale of branch operations:
Loans sold	—	26,686	—
Premises and equipment sold	—	4,968	—
Accrued interest receivable	—	95	—
Deposits sold	—	(89,011)	—
Accrued interest payable	—	(163)	—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

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

The Bank conducts its banking activities in Maury, Williamson and Hickman Counties, in Tennessee. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flows from operations of businesses. The significant loan concentrations that exceed 10% of total loans are as follows: commercial real estate loans, 1-4 family residential loans, and construction loans. The customers’ ability to repay their loans is dependent on the real estate and general economic conditions in the Company’s market areas. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

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

Interest-Earning Time Deposits in Other Financial Institutions: Interest-earning time deposits in other financial institutions mature within one to three years and are carried at cost.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

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

December 31, 2013

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

December 31, 2013

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Intangible Assets: Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Intangible assets consist of core deposit and acquired customer relationship intangible assets arising from the Company’s acquisition of the First National Bank of Centerville, in Centerville, Tennessee (“First National”) in 2007. These assets are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives, which were determined to be 15 years.Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market are accounted for as free standing derivatives and recorded at fair value. Fair values of these mortgage derivatives are estimated based on the anticipated gain from the sale of the underlying loan. Changes in the fair values of these derivatives are included in noninterest income as gain on sale of loans.

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

December 31, 2013

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

Earnings (loss) per Common Share: Basic earnings (loss) per share available to common shareholders is net income (loss) available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share available to common shareholders include the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

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

December 31, 2013

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS

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

Banks and bank holding companies with total consolidated assets in excess of $500,000 are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory actions that could have a direct material effect on the financial statements.

Prompt corrective action regulations classify banks into one of five capital categories depending on how well they meet their minimum capital requirements. Although these terms are not used to represent the overall financial condition of a bank, the classifications are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. If adequately capitalized or worse, or subject to a written agreement, consent order, or cease and desist order requiring higher minimum capital levels as the Bank is, regulatory approval is required for the Bank to accept, renew or rollover brokered deposits. If a bank is classified as undercapitalized or worse, its capital distributions are restricted, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2013, the Bank’s capital ratios were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action and all ratios, with the exception of Tier 1 to Average Assets, were above those levels required by the Consent Order (as defined below). The Company’s capital ratios are below what is required to be considered “adequately capitalized” under the regulatory framework.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

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

As of December 31, 2013, all of the plans required to be submitted to the FRB have been submitted and approved. Management believes that the Company is in full compliance with the requirements of the Written Agreement as of December 31, 2013.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

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

Consequently, at December 31, 2013, the Company had $3,722 of interest accrued on its subordinated debentures for which payment is being deferred. In addition, the Company had accumulated $2,792 in deferred dividends as of December 31, 2013 on the shares of Preferred Stock it had sold to the United States Department of the Treasury (the “U.S. Treasury”) under the TARP Capital Purchase Program (the “CPP”). Under the terms of the CPP, failure to pay dividends for six dividend periods triggers the U.S. Treasury’s right to elect two directors to an institution’s board. Since the Company has deferred payment of dividends on its Preferred Stock for more than six quarters, the U.S. Treasury now has the right to elect up to two directors to the Company’s board of directors.

Similarly, the sole subsidiary of the Bank, Community First Properties, Inc., also suspended the payment of dividends on its preferred stock beginning with the dividend payment due on December 31, 2011. At December 31, 2013, Community First Properties, Inc. had $39 of preferred stock dividends accrued for which payment is being deferred.

On September 20, 2011, the Bank consented to the issuance of a consent order (the “Consent Order”) by the Federal Deposit Insurance Corporation (the “FDIC”). The Consent Order replaces the memorandum of understanding (“MOU”) that the Bank had entered into with the FDIC on October 19, 2010. The Consent Order requires the Bank to attain and achieve regulatory capital ratios higher than those required by regulatory standards, improve, among other things, its processes for identifying and classifying problem loans, and improve its overall profitability. The Consent Order required the Bank to formulate written plans detailing how the Bank would achieve such requirements. As of December 31, 2013, the Bank has prepared and submitted all of the required plans to the FDIC and the FDIC has approved those plans as

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

written. In addition, the terms of the Consent Order require the Bank to provide quarterly progress reports to the FDIC. On March 14, 2013, the Bank entered into a written agreement with the Tennessee Department of Financial Institutions (the “Department”), the terms of which are substantially the same as those of the Consent Order, including as to required minimum levels of capital that the Bank must maintain.

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

The Consent Order includes time frames to implement the foregoing and on-going compliance requirements for the Bank, such as quarterly progress reports to its regulators. At December 31, 2013, the Bank’s regulatory capital ratios, with the exception of Tier 1 to Average Assets, met the minimum regulatory capital ratios proscribed by the Consent Order and the written agreement that the Bank entered into with the Department. In accordance with the terms of the Consent Order, management has prepared and submitted a capital plan with the objective of attaining the capital ratios required by the Consent Order. In addition to the capital ratios, the Bank is also not compliant with the portion of the Consent Order requiring reductions in loan concentrations. Management submitted a written plan to the FDIC to bring the Bank into compliance with the loan concentration component of the Consent Order, and that plan was approved by the FDIC.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements described above. As a result of its losses in 2011, the Bank was, at December 31, 2013, prohibited under applicable Tennessee law from declaring dividends without prior approval from the Department. The terms of the Consent Order with the FDIC and the written agreement with the Department also prohibit the Bank from paying dividends to the Company without prior approval from the FDIC and the Department. The Company is also restricted in the types and amounts of dividends that can be paid because of its participation in the CPP and by the terms of the Written Agreement, which prohibits the Company from paying interest or dividends (including interest on the Company’s subordinated debentures and dividends on the Company’s Preferred Stock) without the FRB’s prior approval.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

Bank holding companies and banks are subject to various regulatory capital requirements administered by State and Federal banking agencies. The Company’s and the Bank’s capital amounts and ratios at December 31, 2013 and 2012, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions(1)		Required by terms of Consent Order with FDIC
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total Capital to risk weighted assets
Community First Bank & Trust	$41,250	14.70%	$22,445	8.00%	$28,056	10.00%	$33,667	12.00%
Consolidated	24,905	8.87%	22,474	8.00%	28,092	10.00%	N/A	N/A
Tier I Capital to risk weighted assets
Community First Bank & Trust	$37,687	13.43%	$11,222	4.00%	$16,833	6.00%	$28,056	10.00%
Consolidated	14,225	5.06%	11,237	4.00%	16,855	6.00%	N/A	N/A
Tier I Capital to average assets
Community First Bank & Trust	$37,687	8.41%	$17,917	4.00%	$22,396	5.00%	$38,073	8.50%
Consolidated	14,225	3.16%	18,008	4.00%	N/A	N/A	N/A	N/A
December 31, 2012
Total Capital to risk weighted assets
Community First Bank & Trust	$39,038	12.65%	$24,684	8.00%	$30,854	10.00%	$37,025	12.00%
Consolidated	23,551	7.62%	24,734	8.00%	30,918	10.00%	N/A	N/A
Tier I Capital to risk weighted assets
Community First Bank & Trust	$35,108	11.38%	$12,342	4.00%	$18,513	6.00%	$30,854	10.00%
Consolidated	13,076	4.23%	12,367	4.00%	18,551	6.00%	N/A	N/A
Tier I Capital to average assets
Community First Bank & Trust	$35,108	6.46%	$21,741	4.00%	$27,176	5.00%	$46,199	8.50%
Consolidated	13,076	2.40%	21,811	4.00%	N/A	N/A	N/A	N/A

(1)	Because the Company’s total assets were less than $500,000 at December 31, 2013, the Company was not at that date subject to capital level requirements at the Company level.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

The sales of the Bank’s Murfreesboro, Tennessee branch location, on March 30, 2012, and Franklin, Tennessee branch location, on December 7, 2012, resulted in gains of $1,466 and $2,601, respectively. These gains contributed to the improvement in the Bank’s capital in 2012. As of December 31, 2013, the Bank’s Tier 1 to Average Assets ratio remained below what the Bank agreed to achieve under the terms of the Consent Order and the written agreement that the Bank entered into with the Department. Based on December 31, 2013 levels of average assets and risk-weighted assets, the required amount of additional Tier 1 capital necessary to meet the requirements of the Consent Order was approximately $386. The Bank’s capital ratios at December 31, 2013 were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action. However, the existence of the Consent Order requires regulators to continue to classify the Bank as “adequately capitalized” even though the capital levels would qualify as “well capitalized” if the Consent Order were not in place.

Because the Company’s total assets were less than $500,000 at December 31, 2013, the Company is not required to meet certain capital level requirements. Had the Company’s assets exceeded $500,000 at that date, the Company’s capital levels at December 31, 2013 would have been considered below those required to be considered “adequately capitalized” under applicable regulations because only two of the three capital ratios were above the levels necessary to be considered “adequate”. The Company’s Tier 1 to Average Assets ratio was below the requirements to be considered “adequate”, which prohibits the Company from being considered “adequately capitalized”.

Management’s Plans

The Company is currently considering various options to increase capital levels at the Company and the Bank, including the sale of common or preferred stock of the Company or other assets, or alternatively the sale of the Company. Despite the Bank’s improved operating performance, the Bank’s Tier 1 leverage ratio remains below the level that the Bank is required to maintain in the Consent Order and the written agreement that the Bank entered into with the Department. Because the amount of cash available at the Company is not sufficient to pay the accrued but unpaid dividends on the Preferred Stock, pay the accrued but unpaid interest on the subordinated debentures and contribute to the Bank, the Company will continue to seek additional alternatives to raise capital in order to assist the Bank in meeting its required capital levels under the Consent Order and the written agreement with the Department and the Company in meeting its required capital levels under the Written Agreement. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company. If a change in control was deemed to have occurred, certain IRS regulations related to the preservation of net operating loss carryforwards could subject the Company to risk of forfeiture of these tax benefits. The loss of these tax benefits would not cause the Company to recognize a direct reduction in cash, but rather would eliminate the tax benefits that the Company would otherwise be able to utilize to offset future year’s profits, if any, to reduce the Company’s tax liabilities. Continued failure by the Bank or the Company to comply with the terms of the Consent Order, the Written Agreement or the written agreement that the Bank has entered into with the Department, as applicable, may result in additional adverse regulatory action.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 3 – BRANCH DIVESTITURES

During 2012, in an effort to comply with the capital requirements set forth in the Consent Order described in Note 2, the Bank sold two of its branches that were located on the outer limits of its geographic footprint and return focus to the Bank’s core markets. The branch sales improved the Bank’s capital ratios and reduced its concentration levels, both of which are specific requirements of the Consent Order.

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

The Company does not currently have plans to sell any additional branches during 2014.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at December 31, 2013 and 2012 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2013
U.S. government sponsored entities	$34,604	$—	$(1,247)	$33,357
Mortgage-backed—residential	42,294	488	(501)	42,281
State and municipals	6,228	78	(18)	6,288

Total	$83,126	$566	$(1,766)	$81,926

2012
U.S. government sponsored entities	$30,750	$17	$(49)	$30,718
Mortgage-backed—residential	31,673	1,105	—	32,778
State and municipals	5,477	220	—	5,697
Corporate	1,000	—	(13)	987

Total	$68,900	$1,342	$(62)	$70,180

The proceeds from sales of securities and the associated gains and losses for the three most recently completed fiscal years are listed below:

	2013	2012	2011
Proceeds	$3,675	$12,437	$—
Gross gains	182	1,215	—
Gross losses	—	—	—

Tax provision related to the net realized gains was $0 for 2013, 2012 and 2011.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE (Continued)

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	December 31, 2013
	Amortized Cost	Fair Value
Due in one year or less	$127	$127
Due after one through five years	16,555	16,250
Due after five through ten years	16,718	16,046
Due after ten years	7,432	7,222
Mortgage-backed—residential	42,294	42,281

Total	$83,126	$81,926

Securities pledged at December 31, 2013 and 2012 had carrying amounts of $37,182 and $49,272, respectively, and were pledged to secure public deposits and repurchase agreements.

At year-end 2013, the Company held one security for which the aggregate face amount of investments is greater than 10% of shareholders’ equity as of December 31, 2013.

Type	Issuer	Face Value	Fair Value	% of Capital
State and municipals	State of Texas	$1,245	$1,248	14.45%

Other than the above investments, the Company did not hold securities of any one issuer, other than U.S. Government sponsored entities, with a face amount greater than 10% of shareholders’ equity as of December 31, 2013 or 2012.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE (Continued)

The following table summarizes the investment securities with unrealized losses at December 31, 2013 and 2012 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
2013
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$32,376	$(1,228)	$481	$(19)	$32,587	$(1,247)
Mortgage-backed—residential	27,902	(501)	—	—	27,902	(501)
State and municipals	3,003	(18)	—	—	3,003	(18)

Total temporarily impaired	$63,281	$(1,747)	$481	$(19)	$63,762	$(1,766)

	Less than 12 Months		12 Months or More		Total
2012
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$13,701	$(49)	$—	$—	$13,701	$(49)
Corporate	—	—	987	(13)	987	(13)

Total temporarily impaired	$13,701	$(49)	$987	$(13)	$14,688	$(62)

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 4 – SECURITIES AVAILABLE FOR SALE (Continued)

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

As of December 31, 2013, the Company’s securities portfolio consisted of 118 securities, 71 of which were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2013.

The table below presents a rollforward of the amount of credit-related OTTI recognized in earnings during the years ended December 31, 2013 and 2012 of the credit losses recognized in earnings:

	Year ended December 31,
	2013	2012
Beginning Balance	$6,338	$6,338
Additions for credit losses on securities for which no previous other-than-temporary impairment was recognized	—	—
Reduction for credit losses on securities for which no recovery has been received and for which no recovery is expected	(6,338)	—

Ending Balance	$—	$6,338

During the second quarter of 2013, the Company wrote off two securities for which previous other than temporary losses had been recognized. Both of the securities written off were trust preferred securities issued by financial institutions that have failed and are no longer in existence. Management does not anticipate that the Company will recover any of the charged off balances in the future.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 5 – LOANS

Loans outstanding by category at December 31, 2013 and 2012 were as follows:

	2013	2012
Real estate construction:
Residential construction	$8,454	$9,485
Other construction	21,684	27,163
1-4 Family residential:
Revolving, open ended	22,513	25,111
First liens	86,318	84,555
Junior liens	1,991	3,268
Commercial real estate:
Farmland	7,667	7,670
Owner occupied	41,286	39,541
Non-owner occupied	48,137	68,381
Other real estate secured loans	4,800	5,726
Commercial, financial and agricultural:
Agricultural	839	928
Commercial and industrial	22,346	26,980
Consumer	5,474	5,707
Tax exempt	51	72
Other	2,147	2,294

	$273,707	$306,881

Residential mortgage loans intended to be sold to secondary market investors that were not subsequently sold totaled $0 in 2013 and 2012. However, prior to 2012, the Bank did have some loans that met this criteria and are still retained in the Bank’s portfolio. These loans were transferred at fair value to the Bank’s held for investment loan portfolio. The principal balance and carrying value of loans reclassified from held for sale to portfolio loans was $1,044 and $1,056 at December 31, 2013 and 2012, respectively.

Changes in the allowance for loan losses were as follows:

	2013	2012	2011
Balance at beginning of year	$9,767	$19,546	$18,167
Provision for loan losses	45	2,700	13,029
Loans charged off	(2,054)	(13,509)	(10,890)
Recoveries	281	477	324
Transfers due to branch sales	—	553	(1,084)

Balance at end of year	$8,039	$9,767	$19,546

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 5 – LOANS (Continued)

The following tables present activity in allowance for loan losses and the outstanding loan balance by portfolio segment and based on impairment method as of December 31, 2013. The balances for “recorded investment” in the following tables related to credit quality do not include approximately $909 and $1,114 in accrued interest receivable at December 31, 2013 and 2012, respectively. Accrued interest receivable is a component of the Company’s recorded investment in loans.

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
December 31, 2013
Allowance for loan losses:
Beginning Balance	$1,938	$4,133	$1,514	$226	$994	$14	$—	$368	$580	$9,767
Charge-offs	—	(759)	(639)	—	(600)	(5)	—	(51)	—	(2,054)
Recoveries	21	73	38	—	111	8	—	30	—	281
Provision	(710)	(212)	360	(193)	199	7	—	582	12	45

Total ending allowance balance	$1,249	$3,235	$1,273	$33	$704	$24	$—	$929	$592	$8,039

December 31, 2012
Allowance for loan losses:
Beginning Balance	$4,809	$5,564	$3,505	$244	$1,394	$84	$—	$3,337	$609	$19,546
Charge-offs	(3,139)	(1,317)	(2,390)	—	(652)	(115)	—	(5,896)	—	(13,509)
Recoveries	36	281	77	—	51	7	—	25	—	477
Provision	172	(755)	275	(18)	129	24	—	2,902	(29)	2,700
Transfers due to completed branch sales	60	360	47	—	72	14	—	—	—	553

Total ending allowance balance	$1,938	$4,133	$1,514	$226	$994	$14	$—	$368	$580	$9,767

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 5 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
December 31, 2011
Allowance for loan losses:
Beginning Balance	$6,522	$5,513	$2,373	$22	$1,536	$103	$—	$1,472	$626	$18,167
Charge-offs	(7,155)	(1,943)	(493)	(95)	(1,076)	(15)	—	(113)	—	(10,890)
Recoveries	63	40	6	3	162	29	—	21	—	324
Provision	5,486	2.759	1,686	314	877	(33)	—	1,957	(17)	13,029
Transfers due to pending branch sales	(107)	(805)	(67)	—	(105)	—	—	—	—	(1,084)

Total ending allowance balance	$4,809	$5,564	$3,505	$244	$1,394	$84	$—	$3,337	$609	$19,546

Ending allowance balance attributable to loans at December 31, 2013:
Individually evaluated for impairment	$476	$592	$276	$—	$176	$—	$—	$926	$—	$2,446
Collectively evaluated for Impairment	773	2,643	997	33	528	24	—	3	592	5,593

Total ending allowance balance	$1,249	$3,235	$1,273	$33	$704	$24	$—	$929	$592	$8,039

Ending allowance balance attributable to loans at December 31, 2012:
Individually evaluated for impairment	$951	$593	$318	$70	$12	$—	$—	$363	$—	$2,307
Collectively evaluated for Impairment	987	3,540	1,196	156	982	14	—	5	580	7,460

Total ending allowance balance	$1,938	$4,133	$1,514	$226	$994	$14	$—	$368	$580	$9,767

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 5 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Loans at December 31, 2013:
Individually evaluated for impairment	$11,370	$7,658	$4,883	$119	$176	$12	$—	$1,853		$26,071
Collectively evaluated for impairment	18,768	103,164	92,207	4,681	23,009	5,462	51	294		247,636

Total loans balance	$30,138	$110,822	$97,090	$4,800	$23,185	$5,474	$51	$2,147		$273,707

Loans at December 31, 2012:
Individually evaluated for impairment	$15,358	$6,689	$6,943	$2,330	$382	$—	$—	$1,853		$33,555
Collectively evaluated for impairment	21,290	106,245	108,649	3,396	27,526	5,707	72	441		273,326

Total loans balance	$36,648	$112,934	$115,592	$5,726	$27,908	$5,707	$72	$2,294		$306,881

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 5 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$—	$—	$—	$633	$—	$—
Other construction	6,564	6,564	—	7,507	1	1
1-4 Family residential:
Revolving, open ended	110	110	—	184	4	5
First liens	1,163	1,163	—	1,751	29	33
Junior liens	83	83	—	70	4	3
Commercial real estate:
Farmland	—	—	—	—	—	—
Owner occupied	1,411	1,411	—	1,159	58	64
Non-owner occupied	3,582	1,627	—	1,354	—	—
Other real estate loans	119	119	—	123	—	—
Commercial, financial and agricultural:
Agricultural	1	1	—	93	—	—
Commercial and industrial	—	—	—	1	—	—
Consumer	1	1	—	—	—	—
Other Loans	—	—	—	—	—	—

Total with no related allowance recorded	13,034	11,079	—	12,875	96	106
With an allowance recorded:
Real estate construction:
Residential construction	2,515	2,515	62	2,868	—	—
Other construction	2,291	2,291	414	2,866	15	15
1-4 Family residential:
Revolving, open ended	179	179	132	377	3	5
First Liens	6,122	6,122	460	5,167	272	255
Junior Liens	—	—	—	87	—	—
Commercial real estate:
Farmland	—	—	—	—	—	—
Owner occupied	1,845	1,845	276	1,862	129	126
Non-owner occupied	—	—	—	1,224	—	—
Other real estate loans	—	—	—	1,100	—	—
Commercial, financial and agricultural:
Commercial and industrial	176	176	176	374	(35)	—
Consumer	11	11	—	7	1	1
Other loans	6,227	1,853	926	1,853	—	—

Total with an allocated allowance recorded	19,366	14,992	2,446	17,785	385	402

Total	$32,400	$26,071	$2,446	$30,660	$481	$508

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 5 – LOANS (Continued)

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 5 – LOANS (Continued)

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 5 – LOANS (Continued)

Troubled Debt Restructurings

The Company has allocated $2,122 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2013 compared to $1,596 at December 31, 2012. The Company lost $146 and $235, respectively, of interest income in 2013 and 2012 that would have been recorded in interest income if the specific loans had not been restructured. The Bank had no commitments to lend additional funds to loans classified as troubled debt restructurings at December 31, 2013 and December 31, 2012.

During 2013, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

Modifications involving a reduction of the stated interest rate and extension of the maturity date of the loan were for periods ranging from six months to two years.

The following table presents loans by class modified as troubled debt restructurings that occurred during 2013 and 2012:

December 31, 2013	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate construction:
Other construction	4	2,195	2,195
1-4 Family residential:
Revolving, open ended	1	6	6
First Liens	9	6,456	6,456
Commercial real estate:
Owner Occupied	1	161	161
Commercial, financial, and agricultural
Agricultural	1	1	1
Commercial and industrial	2	21	21
Consumer	5	16	16

Total	23	$8,856	$8,856

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 5 – LOANS (Continued)

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

Total troubled debt restructurings had an outstanding balance of $24,667and had $2,122 in specific allocations of the allowance for loan losses at December 31, 2013. Total troubled debt restructurings increased the allowance for loan losses by $0 and $1,238 in 2013 and 2012, respectively. Troubled debt restructurings still accruing interest totaled $9,014 and $9,038 at December 31, 2013 and 2012, respectively.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during 2013 and 2012.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 5 – LOANS (Continued)

December 31, 2013	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate construction:
Other construction	1	$15	$15
Commercial, financial, and agricultural
Commercial and industrial	1	21	21

Total	2	$36	$36

December 31, 2012	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate construction:
Residential construction	1	$1,280	$1,280
1-4 Family residential:
First liens	2	2,553	2,553
Commercial real estate:
Non-owner occupied	2	3,321	3,321
Other loans	1	1,853	1,853

Total	6	$9,007	$9,007

A loan is considered to be in payment default once it is more than 90 days contractually past due under the modified terms. Troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during 2013 and 2012.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 5 – LOANS (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
	Nonaccrual	Loans past due over 90 days still accruing	Nonaccrual	Loans past due over 90 days still accruing
Real estate construction:
Residential construction	$2,514	$—	$3,976	$—
Other construction	8,833	—	10,507	—
1-4 Family residential:
Revolving, open ended	230	—	616	—
First Liens	868	—	4,396	—
Junior Liens	—	—	74	—
Commercial real estate:
Farmland	—	—	1,304	—
Owner occupied	324	—	54	—
Non-owner occupied	1,627	—	1,775	—
Other real estate loans	119	—	126	—
Commercial, financial and agricultural:
Agricultural	—	—	—	—
Commercial and industrial	1,784	—	282	—
Consumer	—	—	12	—
Other loans	1,853	—	1,853	—

Total	$18,152	$—	$24,975	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 5 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans, including nonaccrual loans as of December 31, 2013 and 2012 by class of loans:

December 31, 2013	30 – 59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real estate construction:
Residential construction	$—	$—	$—	$—	$8,454	$8,454
Other construction	110	13	—	123	21,561	21,684
1-4 Family residential:
Revolving, open ended	48	33	230	311	22,202	22,513
First Liens	295	358	162	815	85,503	86,318
Junior Liens	83	—	—	83	1,908	1,991
Commercial real estate:
Farmland	216	—	—	216	7,451	7,667
Owner occupied	747	221	324	1,292	39,994	41,286
Non-owner occupied	—	—	—	—	48,137	48,137
Other real estate secured loans	—	119	—	119	4,681	4,800
Commercial, financial and agricultural:
Agricultural	—	—	—	—	839	839
Commercial and industrial	1,058	—	1,784	2,842	19,504	22,346
Consumer	22	26	—	48	5,426	5,474
Tax exempt	—	—	—	—	51	51
Other loans	—	—	1,853	1,853	294	2,147

Total	$2,579	$770	$4,353	$7,702	$266,005	$273,707

December 31, 2012	30 – 59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real estate construction:
Residential construction	$—	$—	$825	$825	$8,660	$9,485
Other construction	86	12	1,359	1,457	25,706	27,163
1-4 Family residential:
Revolving, open ended	695	57	616	1,368	23,743	25,111
First Liens	1,490	121	3,685	5,296	79,259	84,555
Junior Liens	86	—	—	86	3,182	3,268
Commercial real estate:
Farmland	—	—	1,311	1,311	6,359	7,670
Owner occupied	769	324	54	1,147	38,394	39,541
Non-owner occupied	361	370	1,775	2,506	65,875	68,381
Other real estate secured loans	—	—	—	—	5,726	5,726
Commercial, financial and agricultural:
Agricultural	3	—	—	3	925	928
Commercial and industrial	5,258	—	245	5,503	21,477	26,980
Consumer	55	23	1,865	1,943	3,764	5,707
Tax exempt	—	—	—	—	72	72
Other loans	23	14	—	37	2,257	2,294

Total	$8,826	$921	$11,735	$21,482	$285,399	$306,881

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 5 – LOANS (Continued)

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. The Company assigns an initial credit risk rating on every loan. All loan relationships with aggregate debt greater than $250 are reviewed at least annually or more frequently if performance of the loan or other factors warrant review. Smaller balance loans are reviewed and evaluated based on changes in loan performance, such as becoming past due or upon notifying the Bank of a change in the borrower’s financial status. This analysis is performed on a monthly basis. The Company uses the following definitions for risk ratings:

Pass. Loans in this category are to persons or entities with good balance sheets, acceptable liquidity, and acceptable or strong earnings. Guarantors have reasonable or strong net worth, liquidity and earnings. Collateral is acceptable or strong, and is at or below policy advance rates. These borrowers have acceptable quality management if they are entities and have handled previous obligations with the Bank substantially within agreed-upon terms. Cash flow is adequate to service long-term debt. These entities may be minimally profitable now, with projections indicating continued profitability into the foreseeable future. Overall, these loans are basically sound.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 5 – LOANS (Continued)

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2013 and 2012, and based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

December 31, 2013	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction:
Residential construction	$5,241	$698	$—	$—	$—
Other construction	5,525	6,447	—	857	—
1-4 Family residential:
Revolving, open ended	20,837	194	—	1,193	—
First Liens	69,877	3,807	—	5,349	—
Junior Liens	1,660	248	—	—	—
Commercial real estate:
Farmland	4,934	1,141	—	1,592	—
Owner occupied	34,594	1,580	—	1,856	—
Non-owner occupied	39,463	4,107	—	2,940	—
Other real estate loans	2,993	1,688	—	—	—
Commercial, financial and agricultural:
Agricultural	782	56	—	—	—
Commercial and industrial	19,761	2,098	—	311	—
Consumer	5,292	4	1	165	—
Tax exempt	51	—	—	—	—
Other loans	294	—	—	—	—

Total	$211,304	$22,068	$1	$14,263	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 5 – LOANS (Continued)

December 31, 2012	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction:
Residential construction	$1,625	$3,162	$—	$—	$—
Other construction	7,765	7,169	—	1,569	—
1-4 Family residential:
Revolving, open ended	21,608	1,150	25	1,753	—
First Liens	51,698	17,885	822	8,373	—
Junior Liens	2,600	261	—	70	—
Commercial real estate:
Farmland	3,907	1,449	—	2,314	—
Owner occupied	27,737	8,349	—	636	—
Non-owner occupied	53,614	3,942	—	6,701	—
Other real estate loans	961	—	—	2,435	—
Commercial, financial and agricultural:
Agricultural	925	—	—	3	—
Commercial and industrial	20,829	4,339	—	1,430	—
Consumer	5,404	64	23	216	—
Tax exempt	72	—	—	—	—
Other loans	404	37	—	—	—

Total	$199,149	$47,807	$870	$25,500	$—

NOTE 6 – PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2013 and 2012 were as follows:

	2013	2012
Land	$3,037	$1,174
Buildings and improvements	8,637	8,655
Furniture and equipment	4,732	4,548
Construction in process	4	—

	16,410	14,377
Less: Accumulated depreciation	(6,195)	(5,607)

	$10,215	$8,770

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 6 – PREMISES AND EQUIPMENT (Continued)

Depreciation expense for the years ended 2013, 2012, and 2011 was $621, $768 and $1,067, respectively.

The Bank leases certain branch properties and equipment under operating leases. Rent expense for 2013, 2012, and 2011 was $181, $305, and $368, respectively. Rent commitments under noncancelable operating leases including renewal options were as follows:

2014	162
2015	162
2016	153
2017	118
2018	105
Thereafter	895

$1,595

During 2013, the Bank purchased a parcel of land that had been previously leased for use as a branch location. The purchase of this land resulted in the increase in the carrying balance of land and the reduction in rent expense during 2013.

NOTE 7 – INTANGIBLE ASSETS

Acquired intangible assets resulting from the Company’s acquisition of First National in 2007 were as follows at December 31, 2013 and 2012:

	2013		2012
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit and customer relationship intangibles	$2,812	$(1,597)	$2,812	$(1,460)

Amortization expenses of $137, $199 and $239 were recognized in 2013, 2012 and 2011, respectively.

Estimated amortization expense is expected to be $137 per year throughout the remaining estimated life of the intangible asset.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 8 – OTHER REAL ESTATE OWNED

The carrying amount of other real estate owned is comprised of foreclosed properties, loans made to facilitate the sale of other real estate owned, and a parcel of land purchased by the Bank for construction of a new branch facility that is now held for disposal. Foreclosed properties totaled $19,649 offset by a valuation allowance of $1,819 and $20,862 offset by a valuation allowance of $1,577 at December 31, 2013 and 2012 respectively. There were no loans made to facilitate the sale of other real estate owned at December 31, 2013 and 2012. Bank properties held for disposal were $484 at December 31, 2013 and 2012.

Expenses related to foreclosed assets include:

	2013	2012	2011
Net loss (gain) on sales	$(116)	$303	$442
Operating expenses, net of rental income	81	607	996
Other real estate owned valuation write-downs	834	1,050	1,578

Balance at end of year	$799	$1,960	$3,016

Activity in the valuation allowance was as follows:

	2013	2012	2011
Beginning of year	$1,577	$3,403	$3,070
Additions charged to expense	834	1,050	1,578
Direct write downs	(592)	(2,876)	(1,245)

End of year	$1,819	$1,577	$3,403

NOTE 9 – FAIR VALUE

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 9 – FAIR VALUE (Continued)

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

Other Real Estate Owned: Real estate acquired through foreclosure on a loan or by surrender of the real estate in lieu of foreclosure is called “OREO”. OREO is initially recorded at the fair value of the property less estimated costs to sell, which establishes a new cost basis. OREO is subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Valuation adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Valuation adjustments are also required when the listing price to sell a parcel of OREO has had to be reduced below the current carrying value. If there is a decrease in the fair value of the property from the last valuation, the decrease in value is charged to noninterest expense. All income produced from, changes in fair values in, and gains and losses on OREOs is also included in noninterest expense. During the time the property is held, all related operating and maintenance costs are expensed as incurred.

Appraisals for both collateral dependent impaired loans and OREO are performed by certified general appraisers, certified residential appraisers or state licensed appraisers whose qualifications and licenses are annually reviewed and verified by the Bank. Once received,

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 9 – FAIR VALUE (Continued)

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2013 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government sponsored entities	$33,357	$33,357	$—
Mortgage-backed—residential	42,281	42,281	—
State and municipal	6,288	6,183	105

Total available for sale securities	81,926	81,821	105
Loans held for sale, in secondary market	—	—	—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 9 – FAIR VALUE (Continued)

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

Loans held for sale, at fair value had a carrying amount of $921 at December 31, 2012. There were no loans held for sale at December 31, 2013. The carrying amount includes an adjustment to fair value resulting in additional income of $15 at December 31, 2012.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2013 and 2012:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Corporate securities
	2013	2012
Balance at beginning of period	$987	$968
Securities sold	(987)	—
Change in fair value	—	19

Balance at end of period	$—	$987

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 9 – FAIR VALUE (Continued)

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	State and County Municipal securities
	2013	2012
Balance at beginning of period	$108	$4,427
Securities sold	—	(4,396)
Change in fair value	(3)	77

Balance at end of period	$105	$108

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	U.S. Government Sponsored Entities securities
	2013	2012
Balance at beginning of period	$—	$—
Securities purchased	—	1,000
Transfers out of level 3	—	(997)
Change in fair value	—	(3)

Balance at end of period	$—	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Mortgage-Backed (Residential securities)
	2013	2012
Balance at beginning of period	$—	$—
Securities purchased	—	1,695
Transfers out of level 3	—	(1,662)
Change in fair value	—	(33)

Balance at end of period	$—	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 9 – FAIR VALUE (Continued)

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 9 – FAIR VALUE (Continued)

Assets and Liabilities Measured on a Non-recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	December 31, 2013
	Carrying Value	Fair Value Measurements Using Other Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Real estate construction	$4,321	$4,321
1-4 Family residential	6,173	6,173
Commercial real estate	3,382	3,382
Commercial, financial and agricultural	1	1
Other loans	926	926

Total impaired loans	14,803	14,803
Other real estate owned:
Construction and development	6,079	6,079
1-4 Family residential	228	228
Non-farm, non-residential	4,707	4,707

Total other real estate owned	11,014	11,014

	December 31, 2012
	Carrying Value	Fair Value Measurements Using Other Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Real estate construction	$8,953	$8,953
1-4 Family residential	3,194	3,194
Commercial real estate	2,102	2,102
Commercial, financial and agricultural	25	25

Total impaired loans	14,274	14,274
Other real estate owned:
Construction and development	2,949	2,949
1-4 Family residential	1,066	1,066
Non-farm, non-residential	2,363	2,363

Total other real estate owned	6,378	6,378

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 9 – FAIR VALUE (Continued)

Impaired loans with specific allocations, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had, at December 31, 2013, a principal balance of $17,223 with a valuation allowance of $2,420 resulting in an additional provision for loan losses of $45 for the year ended December 31, 2013. At December 31, 2012, impaired loans with specific allocations had a principal balance of $15,840, with a valuation allowance of $1,565 resulting in an additional provision for loan losses of $1,306 for the year ended December 31, 2012.

Other real estate owned, measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $11,014, which is made up of the outstanding balance of $13,163, net of a valuation allowance of $2,149 at December 31, 2013, resulting in a write-down of $901 charged to expense in the year ended December 31, 2013. Net carrying amount was $6,378 at December 31, 2012, which was made up of the outstanding balance of $8,010, net of a valuation allowance of $1,632, resulting in a write-down of $908 charged to expense during 2012.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments at fair value on a non-recurring basis at December 31, 2013:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (1)
Impaired Loans:
Real estate construction	$4,321	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (21.0%) (6.98%)
1-4 Family residential	6,173	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (0.0%) (0.0%)
Commercial real estate	3,382	Sales comparison approach	Adjustment for differences between the comparable sales	(0%) – (20.0%) (4.09%)
Commercial, financial and agricultural	1	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (0.0%) (0.0%)
Other loans	926	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (15.0%) (15.0%)
Other real estate owned:
Construction and development	6,079	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (22.0%) (7.17%)
Non-farm, non-residential	228	Sales comparison approach	Adjustment for differences between the comparable sales	(0%) – (0%) (0%)
1-4 Family residential	4,707	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (11.0%) (8.15%)

(1)	The range presented in the table reflects the discounts applied by the independent appraiser in arriving at their conclusion of market value. Management applies an additional 15% discount to the appraiser’s conclusion of market value to arrive at fair value.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 9 – FAIR VALUE (Continued)

Carrying amount and estimated fair values of significant financial instruments at December 31, 2013 and 2012 were as follows:

	Carrying Amount	December 31, 2013
		Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$49,036	$49,036	$49,036	$—	$—
Time deposits in other financial institutions	6,500	6,524	—	6,524	—
Securities available for sale	81,926	81,926	—	81,821	105
Loans, net of allowance	265,668	264,613	—	—	264,613
Restricted equity securities	1,727	NA	NA	NA	NA
Accrued interest receivable	1,225	1,225	5	311	909
Financial liabilities
Deposits with stated maturities	233,777	234,984	—	234,984	—
Deposits without stated maturity	173,755	173,755	173,755	—	—
Accrued interest payable	4,287	4,287	1	564	3,722
Subordinated debentures	23,000	12,500	—	—	12,500

	Carrying Amount	December 31, 2012
		Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$94,877	$94,877	$94,877	$—	$—
Time deposits in other financial institutions	1,000	1,000	—	1,000	—
Securities available for sale	70,180	70,180	—	69,085	1,095
Loans held for sale in secondary market, at fair value	921	921	—	921	—
Loans, net of allowance	297,114	299,039	—	—	299,039
Restricted equity securities	1,727	NA	NA	NA	NA
Accrued interest receivable	1,377	1,377	8	255	1,114
Financial liabilities
Deposits with stated maturities	280,024	280,422	—	280,422	—
Deposits without stated maturity	168,922	168,922	168,922	—	—
Accrued interest payable	3,628	3,628	3	692	2,933
Repurchase agreements	7,000	7,046	—	—	7,046
Federal Home Loan Bank advances	13,000	13,096	—	13,096	—
Subordinated debentures	23,000	12,500	—	—	12,500

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 9 – FAIR VALUE (Continued)

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

NOTE 10 – DEPOSITS

Deposits at December 31, 2013 and 2012 are summarized as follows:

	2013	2012
Noninterest-bearing demand accounts	$53,980	$47,908
Interest-bearing demand accounts	120,259	121,341
Savings accounts	24,770	20,992
Time deposits greater than $100	97,294	118,660
Other time deposits	111,229	140,045

	$407,532	$448,946

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 10 – DEPOSITS (Continued)

At December 31, 2013, scheduled maturities of time deposits are as follows:

2014	$159,970
2015	25,890
2016	7,131
2017	7,957
2018	7,575
Thereafter	—

$208,523

Included in other time deposits above are brokered time deposits of $0 at December 31, 2013 and $7,059 at December 31, 2012, with a weighted rate of 1.57%. These deposits represent funds which the Bank obtained, directly, or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling interest in those deposits to third parties. As of December 31, 2013, the Bank’s entire portfolio of brokered deposits had matured. As a result of entering into the Consent Order, described in Note 2, the Bank is required to obtain approval from the FDIC prior to accepting, rolling over, or renewing brokered deposits. The Bank does not expect to seek any of the required consents.

In addition, the Bank has $18,429 in national market time deposits which are purchased by customers through a third-party internet site at December 31, 2013 compared to $38,790 at December 31, 2012. Of these national market time deposits, $11,539 are scheduled to mature in 2014, $6,890 in 2015 and $0 in 2016.

NOTE 11 – FEDERAL HOME LOAN BANK ADVANCES

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

To participate in this program, the Bank is required to be a member of the FHLB and own stock in the FHLB. The Bank held $1,727 of such stock at December 31, 2013 and 2012, to satisfy this requirement.

The FHLB fixed rate advances totaled $0 and $13,000 at December 31, 2013 and 2012, respectively.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 11 – FEDERAL HOME LOAN BANK ADVANCES (Continued)

At December 31, 2013 and 2012, undrawn standby letters of credit with the FHLB totaled $9,000.

The standby letters of credit will mature in May 2014. The letters of credit are used as a pledge to the State of Tennessee Bank Collateral Pool. Qualifying loans totaling $195,695 were pledged as security under a blanket pledge agreement with the FHLB at December 31, 2013. At December 31, 2013, the Bank was eligible to borrow up to an additional $24,955 from the FHLB.

The Company also has a cash management line of credit with the FHLB totaling $10,000 that will mature September 2014. At December 31, 2013 and 2012, $0 was drawn on the line. The interest rate on the line varies daily based on the federal funds rate. The rate for the line of credit was 0.20% at December 31, 2013.

NOTE 12 – SUBORDINATED DEBENTURES

In 2002, the Company issued $3,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a private offering of trust preferred securities. The securities mature on December 31, 2032; however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB. The interest rate on the subordinated debentures as of December 31, 2013 was 3.75%. The subordinated debentures bear interest at a floating rate equal to the New York Prime rate plus 50 basis points. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet but count as Tier 1 capital for regulatory capital purposes. Debt issuance costs of $74 have been capitalized and are being amortized over the term of the securities. Principal officers, directors, and their affiliates owned $700 and $500 of the $3,000 subordinated debentures at year-end 2013 and 2012, respectively. The proceeds from this offering were utilized to increase the Bank’s capital.

In 2005, the Company issued $5,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a pool offering of trust preferred securities. These securities mature on September 15, 2035, however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB. The interest rate on the subordinated debentures as of December 31, 2013 was 1.75%. The subordinated debentures bear interest at a floating rate equal to the 3-Month LIBOR plus 1.50%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet but count as Tier 1 capital for regulatory purposes. There was no debt issuance cost in obtaining the subordinated debentures. The proceeds from the pooled offering were used to increase the Bank’s capital.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 12 – SUBORDINATED DEBENTURES (Continued)

In 2007, the Company issued $15,000 of redeemable subordinated debentures through a special purpose entity as part of a pooled offering of trust preferred securities. These subordinated debentures mature in 2037; however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB. The interest rate on the subordinated debentures was 7.96% until December 15, 2012, and thereafter the subordinated debentures bear interest at a floating rate equal to the 3-month LIBOR plus 3.0%. At December 31, 2013, the interest rate was 3.25%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet but $7,887 of the debentures count as Tier 1 capital and the remaining $7,113 is considered as Tier 2 capital for regulatory purposes. There was no debt issuance cost in obtaining the subordinated debentures. The proceeds were used to help fund the acquisition of First National.

The portion of the subordinated debentures qualifying as Tier 1 capital is limited to 25% of total Tier 1 capital. Subordinated debentures in excess of the Tier 1 capital limitation generally qualify as Tier 2 capital. Under the Dodd-Frank Act and the federal regulations issued implementing Basel III, these subordinated debentures will, subject to the limitations described in the preceding sentence, continue to qualify as Tier I capital so long as the Company’s total assets are not more than $15,000,000.

Distributions on the subordinated debentures are payable quarterly, and the Company has committed to the FRB in the Written Agreement that it will not pay interest on the subordinated debentures or dividends on its common or preferred stock without the prior consent of the FRB. On January 27, 2011, the FRB denied the Company’s request to make the March 15, 2011 quarterly interest payment due on the subordinated debentures that mature in 2012, and the Company has been unable to pay interest on any of its subordinated debentures since that date. Under the terms of the indenture pursuant to which the debentures were issued, if the Company defers payment of interest on the debentures it may not, during such a deferral period, pay dividends on the its common stock or preferred stock or interest on any of the other subordinated debentures issued by the Company. Accordingly, the Company does not expect to be able to pay interest on its other subordinated debentures or dividends on its common stock or preferred stock until such time as it is able to secure the approval of the FRB. Furthermore, the indentures pursuant to which the debentures issued in 2005 and 2007 were issued provide that the Company’s subsidiaries are similarly prohibited from paying dividends on the subsidiaries’ common and preferred stock not held by the Company or its subsidiaries. The Company’s subsidiary Community First Properties, Inc. has 125 shares of preferred stock issued and outstanding totaling $125 in liquidation value, which shares are held by 125 unaffiliated shareholders. Dividends totaling approximately $16 are payable on these shares biannually. Community First Properties, Inc. paid the dividends owed to the preferred stockholders on June 30, 2011 in violation of the terms of the indentures pursuant to which the subordinated debentures that were issued in 2005 and 2007 and as a result it has breached its obligations under the terms of those indentures. As a result, the holders of the related trust

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 12 – SUBORDINATED DEBENTURES (Continued)

preferred securities could seek a judicial determination that the Company must cure the covenant breach. The Company believes that the cure would most likely require the contribution of $8 of capital to Community First, Inc. Community First Properties, Inc. deferred the payment of its preferred dividend payments due on December 31, 2011, June 30, 2012, December 31, 2012, June 30, 2013 and December 31, 2013 as permitted under the terms of the documents governing the terms of those shares of preferred stock. Community First Properties, Inc. will not be able to resume dividend payments on its preferred stock until the Company has resumed the payment of interest on the subordinated debentures issued in 2005 and 2007 and paid in full all unpaid dividends thereon. In the event that the Company is unable to pay interest on the subordinated debentures it has issued following March 15, 2016, the holders of the related trust preferred securities would be able to claim an event of default under the indentures and all amounts then owed on the debentures would be immediately due and payable.

NOTE 13 – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase are borrowings by the Bank secured by pledged investment securities. The Bank had one such agreement that matured during the second quarter of 2013. At maturity, the securities underlying the agreements were returned to the Bank. At December 31, 2012, securities with a carrying amount of $8,202 were pledged to this repurchase agreement.

NOTE 14 – OTHER BENEFIT PLANS

401(k) Plan: A 401(k) benefit plan allows employee contributions up to 15% of their compensation, of which the Company has matched 100% of the first 3% and 50% of the next 2% the employee contributes to their 401(k) annually for all periods presented. Expense for 2013, 2012 and 2011 was $136, $148 and $172, respectively.

Deferred Compensation and Supplemental Retirement Plans: Deferred compensation and supplemental retirement plan (“SERP”) expense allocates the benefits over years of service. The Bank approved the SERP in 2006. The SERP will provide certain current and former officers of the Company or the Bank with benefits upon retirement, death, or disability in certain prescribed circumstances. SERP expense was $(13) in 2013, $144 in 2012 and $252 in 2011, resulting in a deferred compensation liability of $1,134, $1,171 and $1,027 at December 31, 2013, 2012 and 2011, respectively.

NOTE 15 – PREFERRED STOCK

On February 29, 2009, as part of the Capital Purchase Program (“CPP”) of the Troubled Asset Relief Program (“TARP”), the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“U.S. Treasury”), pursuant to which the Company sold 17,806

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 15 – PREFERRED STOCK (Continued)

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

The Series A Preferred Stock qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 5.00% per annum for the first five years, and 9.00% per annum thereafter. Beginning on February 27, 2014, the dividend rate on Series A Preferred Stock increased to 9% per annum. The Series B Preferred Stock also qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 9.00% per annum. Total required annual dividends for the Preferred Stock are expected to be$1,571 in 2014 and $1,683 for 2015 and each year thereafter. The Series B Preferred Stock may be redeemed by the Company at any time after consultation with the Company’s and Bank’s primary federal regulator, but may not be redeemed until all of the Series A Preferred Stock is redeemed. Neither the Series A nor the Series B Preferred Stock is subject to any contractual restrictions on transfer.

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

In addition to the restrictions contained in the Purchase Agreement, the Company and Bank are currently prohibited from declaring dividends by its primary regulators. As a result of the Company’s deteriorating financial condition, at the request of the FRB, the Company informally agreed, through a board resolution adopted by the Board of Directors on January 18, 2011, that the Company would not incur additional debt, pay common or preferred dividends, pay interest or redeem treasury stock without the prior approval of the FRB. The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debentures that were scheduled for the first quarter of 2011. The FRB granted

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 15 – PREFERRED STOCK (Continued)

permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common stock or Preferred Stock and the Company’s subsidiaries may not pay dividends on the subsidiaries’ common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the Preferred Stock beginning with the dividend payment due on May 15, 2011 and since such date the Company has been unable to secure the approval of the FRB to make dividend payments on the Preferred Stock. At December 31, 2013, the Company had $3,722 of interest accrued on its subordinated debentures for which payment is being deferred. In addition, the Company had accumulated $2,792 in deferred dividends on the Preferred Stock. The Company’s subsidiary Community First Properties, Inc. suspended the payment of dividends on its preferred stock beginning with the dividend payment due on December 31, 2011.

The Company has been deferring dividend payments on its Preferred Stock since the second quarter of 2011, as discussed in Note 2.

As of December 31, 2013, all of the plans required to be submitted to the FRB pursuant to the Written Agreement have been submitted and approved. Management believes that the Company is in full compliance with the requirements of the Written Agreement as of December 31, 2013.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 16 – STOCK BASED COMPENSATION

Prior to the Company’s bank holding company reorganization, the Bank had in place the Community First Bank & Trust Stock Option Plan for organizers of the Bank and certain members of management and employees. In connection with the bank holding company reorganization, this plan was amended and replaced in its entirety by the Community First, Inc. Stock Option Plan in October 2002. There were 342,000 shares authorized by the Stock Option Plan in 2002. Additionally, the Community First, Inc. 2005 Stock Incentive Plan was approved at the stockholders meeting on April 26, 2005 authorizing shares of 450,000. The plans allow for the grant of options and other equity securities to key employees and directors. The exercise price for stock options is the market price at the date of grant. The organizer options vested ratably over three years and other non-qualified options vest ratably over four years. The employee options vest ratably from two to four years and the management options vest ratably over six years. All options expire within ten years from the date of grant. The Company has 407,509 authorized shares available for grant as of December 31, 2013. The Company recognized $0, $5, and $69 as compensation expense resulting from stock options and no compensation expense resulting from restricted stock awards in 2013, 2012, and 2011. There was no income tax benefit from non-qualified stock options in 2013, 2012, or 2011.

The fair value of each option is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company granted no new options in 2013, 2012, or 2011.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 16 – STOCK BASED COMPENSATION (Continued)

A summary of option activity under the Company’s stock incentive plans for 2013 is presented in the following table:

	Shares	Weighted Average Exercise Price/ Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding January 1, 2013	76,500	$23.95
Granted	—	—
Options exercised	—	—
Forfeited or expired	16,900	22.07

Options outstanding December 31, 2013	59,600	$24.48	2.98	$n/a

Vested or expected to vest	59,600	$24.48	2.98	$n/a
Exercisable at December 31, 2013	59,600	$24.48	2.98	$n/a

Information related to the stock incentive plans during each year is as follows:

	2013	2012	2011
Intrinsic value of options exercised	$—	$—	$—
Cash received from option exercises	—	—	—
Tax benefit realized from option exercises	—	—	—
Weighted average fair value of options granted	—	—	—

As of December 31, 2013, there was no unrecognized compensation cost related to nonvested stock options granted under the Company’s stock incentive plans.

The Company has also issued shares of restricted stock under the stock incentive plans. Restricted stock is issued to certain officers on a discretionary basis. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the market price on the day of issuance.

Restricted stock typically vests over a 2-3 year period. Vesting occurs ratably on the anniversary day of the issuance. At December 31, 2013, there was no unrecognized compensation cost or any unvested shares of restricted stock.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 17 – EARNINGS (LOSS) PER SHARE

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

	2013	2012	2011
Basic
Net income (loss)	$1,728	$3,043	$(15,052)
Less: Earnings allocated to preferred stock	(970)	(973)	(970)
Less: Accretion of preferred stock discount	(199)	(187)	(175)

Net earnings (loss) allocated to common stock	559	1,883	(16,197)

Weighted common shares outstanding including participating securities	3,274,608	3,274,113	3,273,301
Less: Participating securities	—	—	—

Weighted average shares	3,274,608	3,274,113	3,273,301

Basic earnings (loss) per share	$0.17	$0.58	$(4.95)

	2013	2012	2011
Net earnings (loss) allocated to common stock	$559	$1,883	$(16,197)

Weighted average shares	3,274,608	3,274,113	3,273,301
Add: Diluted effects of assumed exercises of stock options	—	—	—

Average shares and dilutive potential common shares	3,274,608	3,274,113	3,273,301

Dilutive earnings (loss) per share	$0.17	$0.58	$(4.95)

At years ended 2013, 2012, and 2011 there were 59,600, 76,500, and 119,550 antidilutive stock options, respectively. Due to the net loss for the period ended December 31, 2011, all outstanding stock options are antidilutive and are excluded from the diluted earnings (loss) per common share calculation. As of December 31, 2013, there were no vested options with an exercise price lower than the market value of the Company’s common stock. As a result, all outstanding options are antidilutive.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 18 – LEASE REVENUE

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

Revenue produced by these leases resulted in recognized income of $154 and $111 in 2012 and 2011, respectively.

NOTE 19 – INCOME TAXES

The components of income tax expense (benefit) are summarized as follows:

	2013	2012	2011
Current
Federal	$—	$—	$—
State	—	—	—

Total current taxes	—	—	—

Deferred
Federal	413	761	(5,582)
State	125	8	(1,236)

Total deferred taxes	538	769	(6,818)

Change in valuation allowance	(538)	(769)	5,263

Income tax expense (benefit)	$—	$—	$(1,555)

A reconciliation of actual income tax expense (benefit) in the financial statements to the expected tax benefit (computed by applying the statutory Federal income tax rate of 34% to income (loss) before income taxes) is as follows:

	2013	2012	2011
Federal statutory rate times financial statement income (loss) before income taxes	$590	$1,034	$(5,646)
Effect of:
Bank owned life insurance	(93)	(99)	(100)
Tax-exempt income	(48)	(105)	(156)
State income taxes, net of federal income effect	83	5	(816)
Expenses not deductible for U.S. income taxes	5	14	29
Compensation expense related to incentive stock options	—	2	23

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 19 – INCOME TAXES (Continued)

	2013	2012	2011
General business tax credit	—	(79)	(158)
Change in valuation allowance	(538)	(769)	5,263
Other expense (benefit), net	1_	(3)	6

Income tax (benefit) expense	$—	$—	$(1,555)

The major components of the temporary differences that give rise to deferred tax assets and liabilities at December 31, 2013 and 2012 were as follows:

	2013	2012
Deferred tax assets:
Allowance for loan losses	$3,078	$3,740
Net operating loss carryforward	11,021	11,638
Deferred compensation	473	487
Tax credit carryforwards	728	728
Other	1,599	583

	16,899	17,176

Deferred tax liabilities:
Prepaids	$(210)	$(219)
Depreciation	(854)	(533)
Restricted equity securities dividends	(79)	(79)
Core deposit intangible	(465)	(518)
Unrealized gain on securities	459	(490)
Other	0	—

	(1,149)	(1,838)

Valuation allowance	(15,750)	(15,338)

Balance at end of year	$—	$—

Due to economic conditions and losses recognized during the past five years, the Company established a valuation allowance against materially all of its deferred tax assets. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. The Company has approximately $53,740 in net operating losses for state tax purposes that begin to expire in 2021 and $25,635 for federal tax purposes that begin to expire in 2029 to be utilized by future earnings.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 19 – INCOME TAXES (Continued)

During 2013 and per ASC 740-20-45-7, the Company’s income tax expense related to changes in the unrealized gains and losses on investment securities available-for-sale totaled $0. The expense was recorded through accumulated other comprehensive income and increased our deferred tax valuation allowance.

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

The Company and its subsidiaries are subject to U.S. federal income tax as well as income tax of the state of Tennessee. The Company is no longer subject to examination by taxing authorities for tax years prior to 2009.

NOTE 20 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

The contractual amount of financial instruments with off-balance sheet risk was as follows at year-end 2013 and 2012:

	2013		2012
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$1,933	$14,149	$1,469	$16,080
Letters of credit	—	1,751	—	2,532
Commitments to make loans	946	—	—	—

These commitments are generally made for periods of one year or less. The fixed rate unused lines of credit have interest rates ranging from 2.80% to 9.50% and maturities ranging from 1 month to 13.25 years.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 21 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2013 were as follows:

Beginning balance	$5,444
New loans	3,702
Loans to newly appointed officers and directors	14
Loans to individuals no longer considered an officer or director	(1,283)
Repayments	(3,929)

Ending balance	$3,948

Deposits from principal officers, directors, and their affiliates at year-end 2013 and 2012 were $4,710 and $2,305, respectively. Principal officers, directors, and their affiliates owned $700 and $500 of the $3,000 subordinated debentures due December 31, 2032 at year-end 2013 and 2012, respectively. At December 31, 2013, the approved available unused lines of credit on related party loans were $826.

NOTE 22 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of the Company follows:

CONDENSED BALANCE SHEET

December 31

	2013	2012
Assets
Cash and cash equivalents	$2,307	$2,639
Investment in banking subsidiary	35,937	35,976
Other assets	759	761

Total assets	$39,003	$39,376

Liabilities and shareholders’ equity
Subordinated debentures	$23,000	$23,000
Other liabilities	7,388	6,040

Total liabilities	30,388	29,040
Shareholders’ equity	8,616	10,336

Total liabilities and shareholders’ equity	$39,003	$39,376

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 22 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF OPERATIONS

Years Ended December 31

	2013	2012	2011
Interest income	$6	$5	$14

Total income	6	5	14
Interest expense	789	1,479	1,399
Other expenses	376	326	418

Total expenses	1,165	1,805	1,817

Losses before income tax and undistributed subsidiary income (loss)	(1,159)	(1,800)	(1,803)
Income tax (expense) benefit	444	698	—
Equity in undistributed income (loss) of subsidiary	2,443	4,145	(13,249)

Net income (loss)	$1,728	$3,043	$(15,052)

Preferred stock dividends	(970)	(973)	(970)
Accretion of preferred stock discount	(199)	(187)	(175)

Net income (loss) allocated to common shareholders	$559	$1,883	$(16,197)

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 22 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31

	2013	2012	2011
Cash flows from operating activities
Net income (loss)	$1,728	$3,043	$(15,052)
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed (income) loss of subsidiary	(2,443)	(4,145)	13,249
Compensation expense under stock based compensation	—	5	69
Change in other, net	381	1,505	1,299

Net cash from operating activities	(334)	408	(435)
Cash flows from investing activities
Net change in time deposits in other financial institutions	—	—	1,653

Net cash from investing activities	—	—	1,653
Cash flows from financing activities
Proceeds from issuance of common stock	2	3	11
Cash paid for Preferred Stock dividends	—	—	(243)

Net cash from financing activities	2	3	(232)

Net change in cash and cash equivalents	(332)	411	986
Beginning cash and cash equivalents	2,639	2,228	1,242

Ending cash and cash equivalents	$2,307	$2,639	$2,228

Supplemental disclosures:
Cash paid during year for interest	—	—	—
Dividends declared not paid	970	973	847

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2013

(Dollar amounts in thousands, except per share data)

NOTE 23 – QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings (loss) Per Share
	Interest Income	Net Interest Income	Net Income (loss)	Basic	Diluted
2013
First quarter	$4,608	$3,368	$203	$(0.03)	$(0.03)
Second quarter	4,341	3,238	390	0.03	0.03
Third quarter	4,326	3,371	290	—	—
Fourth quarter	4,169	3,292	845	0.17	0.17
2012
First quarter	$6,283	$4,366	$1,769	$0.45	$0.45
Second quarter	5,930	4,164	351	0.02	0.02
Third quarter	5,497	3,746	(1,393)	(0.51)	(0.51)
Fourth quarter	5,018	3,432	2,316	0.62	0.62

The net income in the first and fourth quarters of 2012 was primarily due to the branch sales discussed in Note 3.

EXHIBIT INDEX

The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization and Share Exchange, dated as of July 31, 2007, by and between Community First, Inc. and The First National Bank of Centerville (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules of this agreement are omitted, but a supplemental copy will be furnished to the Securities and Exchange Commission upon request.) (Incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2007 (File No. 000-49966)).

2.2	Purchase and Assumption Agreement, dated September 17, 2012, by and between Community First Bank & Trust and First Citizens National Bank (incorporated by reference herein to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2012 (File No. 000-49966)).

3.1	Amended and Restated Charter of the Company (restated for SEC filing purposes only) (incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2010 (File No. 000-49966)).

3.2	Amended and Restated Bylaws of the Company.**

4.1	See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of Common Stock.

4.2	Series A Preferred Stock Certificate.**

4.3	Series B Preferred Stock Certificate. **

10.1	The Community First, Inc. Stock Option Plan (incorporated by reference herein to the Company’s Form 10-KSB for the year ended December 31, 2003 filed with the SEC on March 30, 2004 (File No. 000-49966)).+

10.2	Form of Management Stock Option Agreement pursuant to the Community First, Inc. Stock Option Plan. * +

10.3	Form of Organizers Stock Option Agreement pursuant to the Community First, Inc. Stock Option Plan. * +

10.4	Form of Employee Stock Option Agreement pursuant to the Community First, Inc. Stock Option Plan. *+

10.5	The Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2005 (File No. 000-49966)).+

10.6	Amendment to the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2008 (File No. 000-49966)).+

10.7	Form of Incentive Stock Option Agreement (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on January 4, 2008 (File No. 000-49966)).+

10.8	Form of Non-Qualified Stock Option Agreement for Directors (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2006 (File No. 000-49966)).+

10.9	Form of Non-Qualified Stock Option Agreement pursuant to the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference herein to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on May 13, 2005 (File No. 000-49966)).+

10.10	Form of Incentive Stock Option Agreement pursuant to the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference herein to the Company’s Quarterly Report on Form 10-QSB filed with the SEC on May 13, 2005 (File No. 000-49966)).+

10.11	Form of Restricted Stock Agreement under the Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on January 23, 2006 (File No. 000-49966)).+

10.12	Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on August 22, 2005 (File No. 000-49966)).+

10.13	Amended and Restated Participation Agreement, dated December 27, 2010, with James Bratton pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference herein to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 filed March 15, 2013 (File No. 000-49966)).+

10.14	Amended and Restated Participation Agreement, dated December 27, 2010, with Dianne Scroggins pursuant to the Community First Bank & Trust Supplemental Executive Retirement Plan (incorporated by reference herein to the Company’s Quarterly Form 10-Q filed with the SEC on December 29, 2010 (File No. 000-49966)).+

10.15	Community First, Inc. Employee Stock Purchase Plan (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2008 (File No. 000-49966)).+

10.16	Change in Control Agreement, dated as of July 18, 2008, with Dianne Scroggins (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on July 18, 2008 (File No. 000-49966)).+

10.17	First Amendment to Community First Bank and Trust Supplemental Executive Retirement Plan (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009 (File No. 000-49966)).+

10.18	Amended and Restated Community First Bank and Trust Management Incentive Compensation Plan (incorporated by reference herein to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed March 16, 2009 (File No. 000-49966)).+

10.19	Letter Agreement, dated February 27, 2009, between Community First, Inc. and the United States Department of the Treasury (including Securities Purchase Agreement-Standard Terms).**

10.20	Letter Agreement, dated February 27, 2009, between Community First, Inc. and the United States Department of the Treasury.**

10.21	Letter Agreement, dated February 27, 2009, between Community First, Inc. and the United States Department of the Treasury.**

10.22	Senior Executive Officer Letter Agreement by and between Community First, Inc. and Louis F. Holloway dated February 27, 2009.**+

10.23	Stipulation to the Issuance of a Consent Order, dated September 12, 2011, by and between the Legal Division of the Federal Deposit Insurance Corporation and Community First Bank & Trust (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2011 (File No. 000-49966)).

10.24	Consent Order by the Federal Deposit Insurance Corporation, dated September 12, 2011 (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on April 27, 2012 (File No. 000-49966)).

10.25	Written Agreement, dated April 27, 2012, by and between Community First, Inc. and the Federal Reserve Bank of Atlanta (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2011 (File No. 000-49966)).

21.1	List of Subsidiaries.

23.1	Consent of HORNE LLP.

23.2	Consent of Crowe Horwath LLP.

31.1	Certification of the President (Principal Executive Officer) Pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification the President (Principal Financial Officer) under the Capital Purchase Program of the Troubled Assets Relief Program.

99.2	Certification the Chief Financial Officer under the Capital Purchase Program of the Troubled Assets Relief Program.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	As provided in Rule 406T of the Registration S-T, this information is filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.
*	Incorporated herein by reference to the Company’s Annual Report in Form 10-KSB for the year ended December 31, 2002 filed with the SEC on March 28, 2003 (File No. 000-49966).
**	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on March 5, 2009 (File No. 000-49966).
+	Management compensatory plan or arrangement.