Form 10-Q
period 2014-03-31
COMMUNITY FIRST INC
filed 2014-05-09
CIK 1179500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding (no par value): 3,274,830 shares of common stock, no par value per share, as of May 9, 2014.

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Community First, Inc.

Consolidated Balance Sheets

March 31, 2014 (Unaudited) and December 31, 2013

(amounts in thousands, except share and per share data)	March 31, 2014	December 31, 2013
Assets
Cash and due from financial institutions	$37,657	$49,036
Time deposits in other financial institutions	20,209	6,500
Securities available for sale, at fair value	90,442	81,926
Loans held for sale, at fair value	340	—
Loans	263,132	273,707
Allowance for loan losses	(6,613)	(8,039)

Net loans	256,519	265,668

Restricted equity securities, at cost	1,727	1,727
Premises and equipment, net	11,637	10,215
Accrued interest receivable	1,110	1,225
Core deposit and customer relationship intangibles, net	1,180	1,215
Other real estate owned, net	17,628	18,314
Bank owned life insurance	9,666	9,603
Other assets	2,962	3,014

Total Assets	$451,077	$448,443

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$55,656	$53,980
Interest-bearing	353,272	353,552

Total Deposits	408,928	407,532

Subordinated debentures	23,000	23,000
Accrued interest payable	4,362	4,287
Other liabilities	5,282	5,008

Total Liabilities	441,572	439,827

Community First, Inc.

Consolidated Balance Sheets

March 31, 2014 (Unaudited) and December 31, 2013

(Continued)

(amounts in thousands, except share and per share data)	March 31, 2014	December 31, 2013
Shareholders’ Equity
Senior Preferred shares, no par value; 5% cumulative. Authorized 2,500,000 shares; 17,806 issued and outstanding with liquidation value of $20,646 at March 31, 2014 and $20,368 at December 31, 2013.	17,806	17,806
Warrant Preferred shares, no par value; 9% cumulative. 890 issued and outstanding with liquidation value of $1,146 at March 31, 2014 and $1,120 at December 31, 2013.	890	890
Net discount on Preferred shares	—	(33)

Total Preferred shares	18,696	18,663
Common stock, no par value. Authorized 10,000,000 shares; 3,274,830 shares issued and outstanding at March 31, 2014 and 3,274,777 shares issued and outstanding at December 31, 2013	28,591	28,590
Accumulated deficit	(35,303)	(35,760)
Accumulated other comprehensive loss, net	(2,479)	(2,877)

Total Shareholders’ Equity	9,505	8,616

Total Liabilities and Shareholders’ Equity	$451,077	$448,443

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2014 and 2013

(Unaudited)

(amounts in thousands, except share and per share data)	Three Months Ended March 31,
	2014	2013
Interest income
Loans, including fees	$3,458	$4,189
Taxable securities	436	298
Tax-exempt securities	25	44
Federal funds sold and other	71	77

Total interest income	3,990	4,608
Interest expense
Deposits	589	911
FHLB advances and federal funds purchased	—	78
Subordinated debentures and other	193	251

Total interest expense	782	1,240

Net interest income	3,208	3,368
Provision for loan losses	(500)	300

Net interest income after provision for loan losses	3,708	3,068
Noninterest income
Service charges on deposit accounts	407	384
Gain on sale of loans	10	30
Other	150	183

Total noninterest income	567	597
Noninterest expense
Salaries and employee benefits	1,647	1,652
Regulatory and compliance	264	294
Occupancy	146	266
Furniture and equipment	77	101
Data processing fees	275	263
Advertising and public relations	55	42
Operational expense	100	100
Other real estate owned expense	239	(26)
Other	678	770

Total noninterest expenses	3,481	3,462

Income before income tax expense	794	203

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2014 and 2013

(Unaudited, Continued)

(amounts in thousands, except share and per share data)	Three Months Ended March 31,
	2014	2013
Income tax expense	—	—

Net income	794	203
Preferred stock dividends declared	(304)	(239)
Accretion of preferred stock discount	(33)	(48)

Net income (loss) available (allocated) to common shareholders	$457	$(84)

Income (loss) per share available (allocated) to common shareholders
Basic	$0.14	$(0.03)
Diluted	0.14	(0.03)
Weighted average common shares outstanding
Basic	3,274,827	3,274,394
Diluted	3,274,827	3,274,394
Comprehensive Income
Net income	$794	$203
Unrealized gains (losses) on securities, net of income taxes of $0 in 2014 and 2013	398	(189)

Comprehensive income	$1,192	$14

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

Three Months Ended March 31, 2014

(Unaudited)

(amounts in thousands, except share and per share data)	Common Shares	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Equity
Balance at January 1, 2014	3,274,777	$18,663	$28,590	$(35,760)	$(2,877)	$8,616
Accretion of discount on preferred stock	—	33	—	(33)	—	—
Sale of shares of common stock	53	—	1	—	—	1
Cash dividends declared on preferred stock	—	—	—	(304)	—	(304)
Net income	—	—	—	794	—	794
Change in unrealized loss on securities available for sale, net of $0 income tax					398	398

Balance at March 31, 2014	3,274,830	$18,696	$28,591	$(35,303)	$(2,479)	$9,505

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2014 and 2013

(Unaudited)

(amounts in thousands, except share and per share data )	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities
Net income	$794	$203
Adjustments to reconcile net income to net cash from operating activities
Depreciation	135	158
Amortization on securities, net	91	107
Core deposit intangible amortization	35	34
Provision for loan losses	(500)	300
Loans originated for sale	(779)	(1,678)
Proceeds from sale of loans	457	2,029
Gain on sale of loans	(10)	(30)
Decrease in accrued interest receivable	115	83
Increase in accrued interest payable	75	213
Increase in surrender value of bank owned life insurance	(63)	(68)
Net write down (gain on sale) of other real estate owned	265	(54)
Other, net	51	425

Net cash from operating activities	666	1,722

Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(7,612)	—
Other	(2,732)	(13,852)
Maturities, prepayments, and calls:
Mortgage-backed securities	1,636	2,480
Other	500	9,000
Net decrease in loans	9,507	12,844
Proceeds from sales of other real estate owned	563	1,594
(Increase) decrease in time deposits in other financial institutions	(13,709)	250
Additions to premises and equipment	(1,595)	(73)

Net cash (used in) from investing activities	(13,442)	12,243

Community First, Inc.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2014 and 2013

(Unaudited, Continued)

(amounts in thousands, except share and per share data )	Three Months Ended March 31,
	2014	2013
Cash flows from financing activities
Net increase (decrease) in deposits	1,396	(9,613)
Proceeds from issuance of common stock	1	1

Net cash used in financing activities	1,397	(9,612)

Net (decrease) increase in cash and cash equivalents	(11,379)	4,353
Cash and cash equivalents at beginning of period	49,036	94,877

Cash and cash equivalents at end of period	$37,657	$99,230

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$707	$1,027
Income taxes paid	—	—
Supplemental noncash disclosures
Transfers from loans to repossessed assets	142	1,020
Preferred stock dividends declared but not paid	304	239
Transfer to loans from loans held for sale	—	—

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

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

The Bank conducts substantially all of its banking activities in Maury, Williamson and Hickman Counties, in Tennessee. Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans. Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate. Commercial loans are expected to be repaid from cash flows from operations of businesses. The significant loan concentrations that exceed 10% of total loans are as follows: commercial real estate loans, 1-4 family residential loans, and construction loans. The customers’ ability to repay their loans is dependent, on the real estate and general economic conditions in the Company’s market areas. Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

The unaudited consolidated financial statements as of March 31, 2014 and for the three-month periods ended March 31, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the information. They do not include all the information and footnotes required by GAAP for complete financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the 2013 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014 (File No. 000-49966) (the “2013 Form 10-K”).

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Critical Accounting Policies:

The consolidated financial statements in this report are prepared in conformity with GAAP and with general practices in the banking industry. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of our significant accounting policies is described in our 2013 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

Commercial and commercial real estate loans over $150 are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

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

March 31, 2014

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

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS

Although the Company reported net income in 2013, 2012 and the first three months of 2014, the Company reported losses for each year from 2008 to 2011. The losses incurred by the Company were primarily the result of the economic recession that began in 2008 and the continued impacts of that recession and the resulting sluggish economic conditions. The Bank is a community bank that focuses heavily on commercial and residential development lending. As a result of the collapse of the housing market, many developments stalled, resulting in developers no longer being able to meet their payment obligations to the Bank. Also, during this time, market values for existing real estate properties decreased, which jeopardized the collateral securing the loans made by the Bank. The losses incurred by the Bank and the Company have contributed to both the Bank and the Company being subject to additional regulatory scrutiny and increased supervisory actions by regulators.

Banks and bank holding companies with total consolidated assets in excess of $500,000 are subject to regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory actions that could have a direct material effect on the financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

Prompt corrective action regulations classify banks into one of five capital categories depending on how well they meet their minimum capital requirements. Although these terms are not used to represent the overall financial condition of a bank, the classifications are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. If adequately capitalized or worse, or subject to a written agreement, consent order, or cease and desist order requiring higher minimum capital levels as the Bank is, regulatory approval is required for the Bank to accept, renew or rollover brokered deposits. If a bank is classified as undercapitalized or worse, its capital distributions are restricted, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2014, the Bank’s capital ratios were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action and all ratios were above those levels required by the Consent Order (as defined below) and the written agreement that the Bank has entered into with the Tennessee Department of Financial Institutions (the “Department”). The Company’s capital ratios are below what is required to be considered “adequately capitalized” under the regulatory framework. Two of the three capital ratios were considered “adequate”; however, the Tier 1 to Average Assets ratio was below the requirements to be considered “adequate”, which prohibits the Company from being “adequately capitalized”.

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

March 31, 2014

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

As of March 31, 2014, all of the plans required to be submitted to the FRB have been submitted and approved. Management believes that the Company is in compliance with the requirements of the Written Agreement as of March 31, 2014.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

Consequently, at March 31, 2014, the Company had $3,915 of interest accrued on its subordinated debentures for which payment is being deferred. In addition, the Company had accumulated $3,096 in deferred dividends on the shares of Preferred Stock it had sold to the United States Department of the Treasury (the “U.S. Treasury”) under the TARP Capital Purchase Program (the “CPP”). Under the terms of the CPP, failure to pay dividends for six dividend periods triggers the right of the holders of the Preferred Stock to elect two directors to an institution’s board. Since the Company has deferred payment of dividends on its Preferred Stock for more than six quarters, the holders of the Preferred Stock voting together as a single class now have the right to elect up to two directors to the Company’s board of directors. On April 14, 2014, the U.S. Treasury sold all of the shares of Preferred Stock it owned in a modified Dutch auction to multiple qualified investors, including certain members of the Company’s board of directors and senior officers.

The sale of the Preferred Stock had no effect on the terms of the outstanding securities, including the Company’s obligation to satisfy accrued and unpaid dividends or the holders’ right to elect up to two directors to the Company’s board of directors. However, the Company is no longer subject to various executive compensation and corporate governance requirements to which participants in the CPP were subject while the U.S. Treasury held the Preferred Stock.

Similarly, the sole subsidiary of the Bank, Community First Properties, Inc., also suspended the payment of dividends on its preferred stock beginning with the dividend payment due on December 31, 2011. At March 31, 2014, Community First Properties, Inc. had $39 of preferred stock dividends accrued for which payment is being deferred.

On September 20, 2011, the Bank consented to the issuance of a consent order (the “Consent Order”) by the Federal Deposit Insurance Corporation (the “FDIC”). The Consent Order requires the Bank to attain and achieve regulatory capital ratios higher than those required by regulatory standards, improve, among other things, its processes for identifying and classifying problem loans, and improve its overall profitability. The Consent Order required the Bank to formulate written plans detailing how the Bank would achieve such requirements. The Bank has prepared and submitted all of the required plans to the FDIC and the FDIC has approved those plans as written. In addition, the terms of the Consent Order require the Bank to provide quarterly progress reports to the FDIC. For more information regarding the Consent Order, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” On March 14, 2013, the Bank entered into a written agreement with the Tennessee Department of Financial Institutions (the “Department”), the terms of which are substantially the same as those of the Consent Order, including required minimum levels of capital that the Bank must maintain.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

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

The Consent Order includes time frames to implement the foregoing and on-going compliance requirements for the Bank, such as quarterly progress reports that the Bank must submit to its regulators. In accordance with the terms of the Consent Order, management prepared and submitted a capital plan with the objective of attaining the capital ratios required by the Consent Order. At March 31, 2014, each of the Bank’s regulatory capital ratios exceeded the regulatory capital ratios proscribed by the Consent Order and the written agreement with the Department. Management has submitted a written plan to the FDIC to bring the Bank into compliance with the loan concentration component of the Consent Order, and that plan was approved by the FDIC.

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid by the Bank in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements described above. Although the Bank was profitable in each of 2012 and 2013, and the first three months of 2014, the Bank is prohibited under the terms of the Consent Order with the FDIC and the written agreement with the Department from paying dividends to the Company without prior approval from the FDIC and the Department. The Company is also restricted in the types and amounts of dividends it can pay pursuant to the terms of the Preferred Stock and by the terms of the Written Agreement, which prohibits the Company from paying interest or dividends (including interest on the Company’s subordinated debentures and dividends on the Company’s Preferred Stock) without the FRB’s prior approval.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

Bank holding companies and banks are subject to various regulatory capital requirements administered by state and federal banking agencies. The Company’s and the Bank’s capital amounts and ratios at March 31, 2014 and December 31, 2013, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions(1)		Required by terms of Consent Order with FDIC
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2014
Total Capital to risk weighted assets
Community First Bank & Trust	$42,213	15.11%	$22,344	8.00%	$27,930	10.00%	$33,516	12.00%
Consolidated	25,908	9.26%	22,381	8.00%	27,977	10.00%	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$38,683	13.85%	$11,172	4.00%	$16,758	6.00%	$27,930	10.00%
Consolidated	14,915	5.33%	11,191	4.00%	16,786	6.00%	N/A	N/A
Tier 1 Capital to average assets
Community First Bank & Trust	$38,683	8.64%	$17,919	4.00%	$22,399	5.00%	$38,077	8.50%
Consolidated	14,915	3.31%	18,013	4.00%	N/A	N/A	N/A	N/A

December 31, 2013
Total Capital to risk weighted assets
Community First Bank & Trust	$41,250	14.70%	$22,445	8.00%	$28,056	10.00%	$33,667	12.00%
Consolidated	24,905	8.87%	22,474	8.00%	28,092	10.00%	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$37,687	13.43%	$11,222	4.00%	$16,833	6.00%	$28,056	10.00%
Consolidated	14,225	5.06%	11,237	4.00%	16,855	6.00%	N/A	N/A
Tier 1 Capital to average assets
Community First Bank & Trust	$37,687	8.41%	$17,917	4.00%	$22,396	5.00%	$38,073	8.50%
Consolidated	14,225	3.16%	18,008	4.00%	N/A	N/A	N/A	N/A

(1)	Because the Company’s total assets were less than $500,000 at March 31, 2014 and December 31, 2013, the Company was not at those dates subject to capital level requirements at the Company level.

The Bank’s capital ratios at March 31, 2014 were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action, but the existence of the Consent Order requires regulators to continue to classify the Bank as “adequately capitalized” even though the capital levels would qualify as “well capitalized” if the Consent Order were not in place.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

Because the Company’s total assets were less than $500,000 at March 31, 2014, the Company is not required to meet consolidated capital level requirements. Had the Company’s total assets exceeded $500,000 at that date, the Company’s capital levels at March 31, 2014 would have been considered below those required to be considered “adequately capitalized” under applicable regulations because only two of the three capital ratios were above the levels necessary to be considered “adequate”. The Company’s Tier 1 to Average Assets ratio was below the requirements to be considered “adequate”, which prohibits the Company from being considered “adequately capitalized”.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at March 31, 2014 and December 31, 2013 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), net of applicable income taxes:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2014
U.S. Government sponsored entities	$34,105	$3	$(1,076)	$33,032
Mortgage-backed (residential)	48,186	492	(353)	48,325
State and municipal	8,953	136	(4)	9,085

Total	$91,244	$631	$(1,433)	$90,442

December 31, 2013
U.S. Government sponsored entities	$34,604	$—	$(1,247)	$33,357
Mortgage-backed (residential)	42,294	488	(501)	42,281
State and municipal	6,228	78	(18)	6,288

Total	$83,126	$566	$(1,766)	$81,926

There were no sales of securities during the three month periods ended March 31, 2014 and 2013.

The amortized cost and fair value of the securities portfolio are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage backed securities are presented separately due to varying maturity dates as a result of prepayments.

	March 31, 2014
	Amortized Cost	Fair Value
Due in one year or less	$126	$126
Due after one through five years	17,053	16,753
Due after five through ten years	15,719	15,184
Due after ten years	10,160	10,054
Mortgage backed (residential)	48,186	48,325

Total	$91,244	$90,442

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 3 – SECURITIES AVAILABLE FOR SALE (Continued)

At March 31, 2014 and December 31, 2013, respectively, securities totaling $36,669 and $37,182 were pledged to secure public deposits.

At March 31, 2014, the Company held two securities for which the aggregate face amount of investments is greater than 10% of the Company’s shareholders’ equity as of March 31, 2014.

Type	Issuer	Face Value	Fair Value	% of Capital
State and municipals	State of Texas	$1,245	$1,274	13.10%
State and municipals	Minneapolis, MN	$1,000	$1,006	10.52%

At December 31, 2013, the Company held one security for which the aggregate face amount of investments is greater than 10% of shareholders’ equity as of December 31, 2013.

Type	Issuer	Face Value	Fair Value	% of Capital
State and municipals	State of Texas	$1,245	$1,248	14.45%

Other than the above investments, the Company did not hold securities of any one issuer, other than U.S. Government sponsored entities, with a face amount greater than 10% of shareholders’ equity as of March 31, 2014 or December 31, 2013.

The following table summarizes securities with unrealized losses at March 31, 2014 and December 31, 2013 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2014
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Government sponsored entities	$29,184	$(921)	$2,845	$(155)	$32,029	$(1,076)
Mortgage-backed (residential)	30,783	(353)	—	—	30,783	(353)
State and municipals	514	(4)	—	—	514	(4)

Total temporarily impaired	$60,481	$(1,278)	$2,845	$(155)	$63,326	$(1,433)

	Less than 12 Months		12 Months or More		Total
December 31, 2013
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Government sponsored entities	$32,376	$(1,228)	$481	$(19)	$32,857	$(1,247)
Mortgage-backed (residential)	27,902	(501)	—	—	27,902	(501)
State and municipals	3,003	(18)	—	—	3,003	(18)

Total temporarily impaired	$63,281	$(1,747)	$481	$(19)	$63,762	$(1,766)

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 3 – SECURITIES AVAILABLE FOR SALE (Continued)

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

As of March 31, 2014, the Company’s securities portfolio consisted of 129 securities, 70 of which were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company did not have at March 31, 2014 the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at March 31, 2014.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 3 – SECURITIES AVAILABLE FOR SALE (Continued)

The table below presents a rollforward for the three month periods ended March 31, 2014 and 2013 of the credit losses recognized in earnings:

	Three months ended March 31,
	2014	2013
Beginning Balance	$—	$6,338
Additions for credit losses on securities for which no previous other-than-temporary impairment was recognized	—	—
Reduction for credit losses on securities for which no recovery has been received and for which no recovery is expected	—	—

Ending Balance	$—	$6,338

During the second quarter of 2013, the Company wrote off two securities for which previous other than temporary losses had been recognized. Both of the securities written off were trust preferred securities issued by affiliated trusts of financial institutions that have failed and are no longer in existence. Management does not anticipate that the Company will recover any of the charged off balances in the future.

NOTE 4 – FAIR VALUE

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 4 – FAIR VALUE (Continued)

During times when trading is more liquid, broker quotes are used (if available) to validate the model agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 4 – FAIR VALUE (Continued)

Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements at March 31, 2014 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. government sponsored entities	$33,032	$33,032	$—
Mortgage-backed (residential)	48,325	48,325	—
State and municipals	9,085	8,979	106

Total available for sale securities	90,442	90,336	106
Loans held for sale	340	340	—

		Fair Value Measurements at December 31, 2013 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. government sponsored entities	$33,357	$33,357	$—
Mortgage-backed (residential)	42,281	42,281	—
State and municipals	6,288	6,183	105

Total available for sale securities	81,926	81,821	105
Loans held for sale	—	—	—

There were no transfers among fair value pricing levels during the three months ended March 31, 2014 and 2013.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 4 – FAIR VALUE (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2014 and 2013:

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

Corporate Securities

	Three months ended March 31,
	2014	2013
Beginning balance	$—	$987
Change in fair value	—	2

Ending balance	$—	$989

Fair Value Measurements Using Significant Unobservable Inputs

(Level 3)

State and County Municipal Securities

	Three months ended March 31,
	2014	2013
Beginning balance	$105	$108
Change in fair value	1	—

Ending balance	$106	$108

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 4 – FAIR VALUE (Continued)

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 4 – FAIR VALUE (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	March 31, 2014
	Carrying Value	Fair Value Measurements using other significant unobservable inputs (Level 3)
Assets:
Impaired loans:
Real estate construction	$597	$597
1-4 Family residential	1,530	1,530
Commercial real estate	2,262	2,262
Other loans	463	463

Total impaired loans	4,852	4,852
Other real estate owned:
Construction and development	6,492	6,492
1-4 Family residential	96	96
Non-farm, non-residential	4,495	4,495

Total other real estate owned	11,083	11,083

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 4 – FAIR VALUE (Continued)

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

Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $6,000, with a valuation allowance of $1,148, resulting in no additional provision for loan losses for the three-month period ended March 31, 2014, compared to an additional provision of $262 in the first three months of 2013. Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $17,223, with a valuation allowance of $2,420, resulting in an additional provision for loan losses of $45 for the year ended December 31, 2013.

Other real estate owned, measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $11,083, which is made up of the outstanding balance of $13,415, net of a valuation allowance of $2,332 at March 31, 2014, resulting in a write-down of $218 charged to expense in the three months ended March 31, 2014, compared to a write-down of $16 charged to expense in the first three months of 2013. Net carrying amount was $11,014 at December 31, 2013, which was made up of the outstanding balance of $13,163, net of a valuation allowance of $2,149.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 4 – FAIR VALUE (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments at fair value on a non-recurring basis at March 31, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (1)
Impaired Loans:
Real estate construction	$597	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (21.0%) (6.98%)
1-4 Family residential	1,530	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (0.0%) (0.0%)
Commercial real estate	2,262	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (20.0%) (4.09%)
Other loans	463	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (15.0%) (15.0%)
Other real estate owned:
Construction and development	6,492	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (22.0%) (7.17%)
1-4 Family residential	96	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (0.0%) (0.0%)
Non-farm, non-residential	4,495	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (11.0%) (8.15%)

(1)	The range presented in the table reflects the discounts applied by the independent appraiser in arriving at their conclusion of market value. Management applies an additional 15% discount to the appraiser’s conclusion of market value to arrive at fair value.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 4 – FAIR VALUE (Continued)

Carrying amount and estimated fair values of significant financial instruments at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$37,657	$37,657	$37,657	$—	$—
Time deposits in other financial institutions	20,209	20,182	—	20,182	—
Securities available for sale	90,442	90,442	—	90,336	106
Loans held for sale, at fair value	340	340	—	340	—
Loans, net of allowance	256,519	253,609	—	—	253,609
Restricted equity securities	1,727	NA	NA	NA	NA
Accrued interest receivable	1,110	1,110	12	333	765
Financial liabilities
Deposits with stated maturities	224,873	225,964	—	225,964	—
Deposits without stated maturity	184,055	184,055	184,055	—	—
Accrued interest payable	4,362	4,362	2	445	3,915
Subordinated debentures	23,000	12,500	—	—	12,500

	December 31, 2013
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$49,036	$49,036	$49,036	$—	$—
Time deposits in other financial institutions	6,500	6,524	—	6,524	—
Securities available for sale	81,926	81,926	—	81,821	105
Loans, net of allowance	265,668	264,613	—	—	264,613
Restricted equity securities	1,727	NA	NA	NA	NA
Accrued interest receivable	1,225	1,225	5	311	909
Financial liabilities
Deposits with stated maturities	233,777	234,984	—	234,984	—
Deposits without stated maturity	173,755	173,755	173,755	—	—
Accrued interest payable	4,287	4,287	1	564	3,722
Subordinated debentures	23,000	12,500	—	—	12,500

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 4 – FAIR VALUE (Continued)

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

NOTE 5 – LOANS

Loans outstanding by category at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
Real estate construction:
Residential construction	$7,629	$8,454
Other construction	23,092	21,684
1-4 Family residential:
Revolving, open ended	20,020	22,513
First liens	84,681	86,318
Junior liens	1,985	1,991
Commercial real estate:
Farmland	8,483	7,667
Owner occupied	41,849	41,286
Non-owner occupied	46,858	48,137
Other real estate secured loans	3,090	4,800
Commercial, financial and agricultural:
Agricultural	776	839
Commercial and industrial	18,279	22,346
Consumer	5,164	5,474
Tax exempt	51	51
Other	1,175	2,147

	$263,132	$273,707

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 5 – LOANS (Continued)

The following tables present activity in allowance for loan losses and the outstanding loan balance by portfolio segment and are based on impairment methods as of March 31, 2014 and 2013. The balances for “recorded investment” in the following tables related to credit quality do not include approximately $765, $1,011 and $909 in accrued interest receivable at March 31, 2014, March 31, 2013 and December 31, 2013, respectively. Accrued interest receivable is a component of the Company’s recorded investment in loans.

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Three months ended March 31, 2014
Activity in the allowance for loan losses:
Beginning Balance	$1,249	$3,235	$1,273	$33	$704	$24	$—	$929	$592	$8,039
Charge-offs	—	(21)	—	—	—	—	—	(940)	—	(961)
Recoveries	5	4	8	—	6	1	—	11	—	35
Provision	(173)	(632)	(85)	(18)	(47)	1	—	466	(12)	(500)

Total ending allowance balance	$1,081	$2,586	$1,196	$15	$663	$26	$—	$466	$580	$6,613

Three months ended March 31, 2013
Activity in the allowance for loan losses:
Beginning Balance	$1,938	$4,133	$1,514	$226	$994	$14	$—	$368	$580	$9,767
Charge-offs	—	(55)	—	—	(96)	(3)	—	(9)	—	(163)
Recoveries	3	56	8	—	51	5	—	6	—	129
Provision	(136)	283	(64)	(26)	9	(2)	—	238	(2)	300

Total ending allowance balance	$1,805	$4,417	$1,458	$200	$958	$14	$—	$603	$578	$10,033

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 5 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Ending allowance balance attributable to loans at March 31, 2014:
Individually evaluated for impairment	$302	$176	$117	$—	$176	$—	$—	$463	$—	$1,234
Collectively evaluated for Impairment	779	2,410	1,079	15	487	26	—	3	580	5,379

Total ending allowance balance	$1,081	$2,586	$1,196	$15	$663	$26	$—	$466	$580	$6,613

Ending allowance balance attributable to loans at December 31, 2013:
Individually evaluated for impairment	$476	$592	$276	$—	$176	$—	$—	$926	$—	$2,446
Collectively evaluated for Impairment	773	2,643	997	33	528	24	—	3	592	5,593

Total ending allowance balance	$1,249	$3,235	$1,273	$33	$704	$24	$—	$929	$592	$8,039

Loans at March 31, 2014:
Individually evaluated for impairment	$11,169	$2,570	$4,015	$117	$176	$10	$—	$926		$18,983
Collectively evaluated for impairment	19,552	104,116	93,175	2,973	18,879	5,154	51	249		244,149

Total loans balance	$30,721	$106,686	$97,190	$3,090	$19,055	$5,164	$51	$1,175		$263,132

Loans at December 31, 2013:
Individually evaluated for impairment	$11,370	$7,658	$4,883	$119	$176	$12	$—	$1,853		$26,071
Collectively evaluated for impairment	18,768	103,164	92,207	4,681	23,009	5,462	51	294		247,636

Total loans balance	$30,138	$110,822	$97,090	$4,800	$23,185	$5,474	$51	$2,147		$273,707

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 5 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2014:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$2,326	$2,326	$—	$1,163	$—	$—
Other construction	6,563	6,563	—	6,564	—	—
1-4 Family residential:
Revolving, open ended	—	—	—	55	—	—
First liens	1,085	1,085	—	1,124	6	6
Junior liens	83	83	—	83	(1)	—
Commercial real estate:
Owner occupied	—	—	—	706	—	—
Non-owner occupied	3,592	1,636	—	1,632	1	—
Other real estate loans	117	117	—	118	—	—
Commercial, financial and agricultural:
Agricultural	—	—	—	—	—	—
Commercial and industrial	—	—	—	—	—	—
Consumer	—	—	—	1	—	—

Total with no related allowance recorded	13,766	11,810	—	11,446	6	6

With an allowance recorded:
Real estate construction:
Residential construction	—	—	—	1,258	—	—
Other construction	2,280	2,280	302	2,286	—	—
1-4 Family residential:
Revolving, open ended	93	93	88	136	1	2
First Liens	1,309	1,309	88	3,716	16	23
Junior Liens	—	—	—	—	—	—
Commercial real estate:
Owner occupied	—	—	—	—	—	—
Non-owner occupied	2,379	2,379	117	2,112	33	36
Other real estate loans	—	—	—	—	—	—
Commercial, financial and agricultural:
Agricultural	—	—	—	—	—	—
Commercial and industrial	176	176	176	176	—	—
Consumer	10	10	—	11	—	—
Other loans	5,301	926	463	1,390	—	—

Total with an allocated allowance recorded	11,548	7,173	1,234	11,085	50	61

Total	$25,314	$18,983	$1,234	$22,531	$56	$67

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 5 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$714	$714	$—	$1,265	$8	$8
Other construction	6,551	6,551	—	8,101	—	—
1-4 Family residential:
Revolving, open ended	40	40	—	20	—	—
First liens	2,059	2,059	—	2,252	12	11
Junior liens	67	67	—	71	1	1
Commercial real estate:
Owner occupied	1,096	1,096	—	1,097	12	14
Non-owner occupied	2,121	2,121	—	2,057	32	32
Other real estate secured loans	125	125	—	126	—	—
Commercial, financial and agricultural:
Commercial and industrial	6	6	—	176	—	—

Total with no related allowance recorded	12,779	12,779	—	15,165	65	66

With an allowance recorded:
Real estate construction:
Residential construction	3,124	3,124	397	3,003	11	11
Other construction	6,044	4,089	554	2,550	13	13
1-4 Family residential:
Revolving, open ended	575	575	575	575	1	1
First Liens	6,010	6,010	392	4,672	37	27
Junior Liens	84	84	2	174	1	1
Commercial real estate:
Owner occupied	2,015	2,015	283	1,869	35	38
Non-owner occupied	148	149	55	1,141	3	3
Other real estate secured loans	2,194	2,194	69	2,199	35	36
Commercial, financial and agricultural:
Commercial and industrial	831	831	348	434	(25)	—
Other loans	6,227	1,853	600	1,854	—	—

Total with an allocated allowance recorded	27,252	20,924	3,275	18,471	111	130

Total	$40,031	$33,703	$3,275	$33,636	$176	$196

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 5 – LOANS (Continued)

Troubled Debt Restructurings

The Company has $18,225 of loans with allocated specific reserves of $970 to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2014 compared to $24,667 with allocated specific reserves of $2,122 at December 31, 2013. The Company lost $10 and $47 of interest income in the three months ended March 31, 2014 and 2013, respectively, that would have been recorded in interest income if the specific loans had not been restructured. The Bank had no commitments to lend additional funds to loans classified as troubled debt restructurings at March 31, 2014 or December 31, 2013.

During the first three months of 2014, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or granting of amortization terms for balloon notes that are longer than the Bank’s typical practice.

Modifications involving a reduction of the stated interest rate and extension of the maturity date of the loan were for periods ranging from six months to two years.

Loans classified as troubled debt restructurings are included in impaired loans.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 5 – LOANS (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the first three months of 2014 and 2013:

March 31, 2014	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
1-4 Family residential:
First liens	1	$263	$263
Commercial real estate:
Owner occupied	2	545	545

Total	3	$808	$808

March 31, 2013
1-4 Family residential:
First liens	3	$5,501	$5,501
Commercial real estate:
Owner occupied	1	162	162

Total	4	$5,663	$5,663

Troubled debt restructurings described above had an outstanding balance of $808 at March 31, 2014. There was no increase for the allowance for loan losses during the first three months of 2014. Troubled debt restructurings still accruing interest totaled $1,727 and $9,014 at March 31, 2014 and December 31, 2013, respectively.

A loan is considered to be in payment default once it is more than 90 days contractually past due under the modified terms. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the first three months of 2014 or 2013.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 5 – LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing by class of loans as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
	Nonaccrual	Loans past due over 90 days still accruing	Nonaccrual	Loans past due over 90 days still accruing
Real estate construction:
Residential construction	$2,326	$—	$2,514	$—
Other construction	8,834	—	8,833	—
1-4 Family residential:
Revolving, open ended	110	—	230	—
First Liens	778	—	868	—
Junior Liens	83	—	—	—
Commercial real estate:
Farmland	—	—	—	—
Owner occupied	324	—	324	—
Non-owner occupied	1,602	—	1,627	—
Other real estate loans	117	—	119	—
Commercial, financial and agricultural:
Agricultural	—	—	—	—
Commercial and industrial	1,789	—	1,784	—
Consumer	—	—	—	—
Other loans	927	—	1,853	—

Total	$16,890	$—	$18,152	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 5 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans, including nonaccrual loans as of March 31, 2014 and December 31, 2013 by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2014
Real estate construction:
Residential construction	$—	$—	$—	$—	$7,629	$7,629
Other construction	9	55	11	75	23,017	23,092
1-4 Family residential:
Revolving, open ended	19	—	110	129	19,891	20,020
First Liens	752	—	73	825	83,856	84,681
Junior Liens	20	—	83	103	1,882	1,985
Commercial real estate:
Farmland	—	—	—	—	8,483	8,483
Owner occupied	—	—	—	—	41,849	41,849
Non-owner occupied	35	—	—	35	46,823	46,858
Other real estate secured loans	—	—	117	117	2,973	3,090
Commercial, financial and agricultural:
Agricultural	—	—	—	—	776	776
Commercial and industrial	—	77	1,790	1,867	16,412	18,279
Consumer	48	—	—	48	5,116	5,164
Tax exempt	—	—	—	—	51	51
Other loans	—	—	926	926	249	1,175

Total	$883	$132	$3,110	$4,125	$259,007	$263,132

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2013
Real estate construction:
Residential construction	$—	$—	$—	$—	$8,454	$8,454
Other construction	110	13	—	123	21,561	21,684
1-4 Family residential:
Revolving, open ended	48	33	230	311	22,202	22,513
First Liens	295	358	162	815	85,503	86,318
Junior Liens	83	—	—	83	1,908	1,991
Commercial real estate:
Farmland	216	—	—	216	7,451	7,667
Owner occupied	747	221	324	1,292	39,994	41,286
Non-owner occupied	—	—	—	—	48,137	48,137
Other real estate secured loans	—	119	—	119	4,681	4,800
Commercial, financial and agricultural:
Agricultural	—	—	—	—	839	839
Commercial and industrial	1,058	—	1,784	2,842	19,504	22,346
Consumer	22	26	—	48	5,426	5,474
Tax exempt	—	—	—	—	51	51
Other loans	—	—	1,853	1,853	294	2,147

Total	$2,579	$770	$4,353	$7,702	$266,005	$273,707

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 5 – LOANS (Continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful
March 31, 2014
Real estate construction:
Residential construction	$4,829	$474	$—	$—	$—
Other construction	6,885	6,507	—	857	—
1-4 Family residential:
Revolving, open ended	19,503	79	—	345	—
First Liens	65,910	10,601	68	5,708	—
Junior Liens	1,882	20	—	—	—
Commercial real estate:
Farmland	5,756	915	—	1,812	—
Owner occupied	35,212	2,759	—	1,499	—
Non-owner occupied	38,510	3,813	—	2,899	—
Other real estate loans	2,973	—	—	—	—
Commercial, financial and agricultural:
Agricultural	720	—	—	56	—
Commercial and industrial	15,912	1,999	—	192	—
Consumer	4,985	8	—	161	—
Tax exempt	51	—	—	—	—
Other loans	249	—	—	—	—

Total	$203,377	$27,175	$68	$13,529	$—

	Pass	Watch	Special Mention	Substandard	Doubtful
December 31, 2013
Real estate construction:
Residential construction	$5,241	$698	$—	$—	$—
Other construction	5,525	6,447	—	857	—
1-4 Family residential:
Revolving, open ended	20,837	194	—	1,193	—
First Liens	69,877	3,807	—	5,349	—
Junior Liens	1,660	248	—	—	—
Commercial real estate:
Farmland	4,934	1,141	—	1,592	—
Owner occupied	34,594	1,580	—	1,856	—
Non-owner occupied	39,463	4,107	—	2,940	—
Other real estate loans	2,993	1,688	—	—	—
Commercial, financial and agricultural:
Agricultural	782	56	—	—	—
Commercial and industrial	19,761	2,098	—	311	—
Consumer	5,292	4	1	165	—
Tax exempt	51	—	—	—	—
Other loans	294	—	—	—	—

Total	$211,304	$22,068	$1	$14,263	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 6 – INCOME PER SHARE

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

	Three months ended March 31,
	2014	2013
Basic
Net income	$794	$203
Less: Earnings allocated to preferred stock	(304)	(239)
Less: Accretion of preferred stock discount	(33)	(48)

Net Income (loss) available (allocated) to common stock	$457	$(84)

Weighted average common shares	3,274,827	3,274,394

Basic net income (loss) per share	$0.14	$(0.03)

Diluted
Net income (loss) available (allocated) to common stock	$457	$(84)

Weighted average common shares	3,274,827	3,274,394
Add: Dilutive effects of assumed exercises of stock options	—	—

Average common shares and dilutive potential common shares outstanding	3,274,827	3,274,394

Diluted net income (loss) per share	$0.14	$(0.03)

At March 31, 2014 and 2013, respectively, stock options for 59,600 and 64,700 shares of common stock were not considered in computing diluted net income per share for the three month periods ended March 31, 2014 and 2013 because they were antidilutive.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2014

(Unaudited)

NOTE 7 – INCOME TAXES

The Company recorded no tax expense during the first three months of 2014. During 2010, the Company established a valuation allowance against all of its deferred tax assets and has maintained that valuation allowance through the first three months of 2014. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. Because the Company has recorded a valuation allowance against its deferred tax assets, any deferred tax benefit or expense will be offset by a corresponding increase or decrease, respectively, to the valuation allowance. Until the reversal of the deferred tax valuation allowance, tax benefit or expense from current year operations is expected to be minimal.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

(amounts in thousands, except share and per share data)

The following discussion compares the financial condition of the Company at March 31, 2014 to December 31, 2013, and the results of operations for the three months ended March 31, 2014 and 2013. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014 (File No. 000-49966) (the “2013 Form 10-K”) and in other reports we file with the SEC from time to time, and the following:

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	greater than anticipated deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA;

•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions or regulatory development;

•	the inability to meet the requirements of our regulatory orders and agreements, which we and our Bank subsidiary are subject to;

•	failure to maintain capital levels above levels required by banking regulations or commitments or agreements we make with our regulators;

•	the inability to comply with regulatory capital requirements, including those resulting from recently adopted changes to capital calculation methodologies and required capital maintenance levels, and to secure any required regulatory approvals for capital actions;

•	the continued reduction of our loan balances and, conversely, the inability to ultimately grow our loan portfolio;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

OVERVIEW (Continued)

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	continuation of the historically low short-term interest rate environment;

•	the ability to retain large, uninsured deposits;

•	rapid fluctuations or unanticipated changes in interest rates;

•	any activity that would cause us to conclude that there was impairment of any asset, including goodwill or any other intangible asset;

•	our recording a further valuation allowance related to our deferred tax asset;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	further deterioration in the valuation of other real estate owned;

•	changes in accounting policies, rules and practices;

•	the actions of the owners of the preferred securities sold through our participation in the United States Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program (the “CPP”);

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other circumstances, many of which may be beyond our control.

All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

FINANCIAL CONDITION

At March 31, 2014, total assets were $451,077 and total liabilities were $441,572. Total assets increased $2,634 or 0.6% compared to $448,443 at December 31, 2013. Total liabilities increased $1,745, or 0.4%, compared to $439,827 at December 31, 2013. The increase in assets was caused by increases in time deposits in other financial institutions, securities available for sale and premises and equipment offset by decreases in cash and cash equivalents and net loans. The increase in liabilities was caused by an increase in noninterest-bearing deposits. Total equity increased 10.3%, or $889, to $9,505 at March 31, 2014 compared to $8,616 at December 31, 2013. The increase in equity is primarily due to net income and gains in other comprehensive income during the first three months of 2014 caused by market fluctuations in securities available for sale.

FINANCIAL CONDITION (Continued)

Cash and Cash Equivalents

Cash and cash equivalents were $37,657 at March 31, 2014 compared to $49,036 at December 31, 2013. This decrease is primarily due to the use of cash to invest in time deposits in other financial institutions and securities available for sale. The Bank has continued to maintain high levels of liquid resources during 2014 due to the availability of excess liquidity in the Bank’s market area coupled with reduced loan demand as a result of weak economic conditions.

Time Deposits in Other Financial Institutions

Time deposits in other financial institutions totaled $20,209 at March 31, 2014 compared to $6,500 at December 31, 2013. Management has begun utilizing time deposits in other financial institutions in conjunction with the Bank’s securities portfolio in order to maximize yield and maintain a reasonable total duration for the Bank’s assets outside of the loan portfolio. Original maturities of time deposits in other financial institutions range from three months to 5 years. Most of the CDs with maturities beyond three years are callable with minimal early withdrawal penalties. All of the deposits are in FDIC insured institutions and the amount on deposit with each individual institution does not exceed the FDIC insurance limit of $250, with the exception of one deposit totaling $449. As of March 31, 2014, time deposits in other financial institutions had a weighted average rate of 0.747% and a weighted average remaining life of 1.21 years.

Loans

Total loans (excluding loans held for sale) at March 31, 2014 were $263,132, compared to $273,707 at December 31, 2013, a decrease of $10,575 or 3.9%. The decrease in loans during the first three months of 2014 is due to regular loan payments outpacing demand for new loans and additional foreclosure activity.

Loans in the portfolio at March 31, 2014 of approximately $52,895, or 20.1%, are at a variable rate of interest, $193,347, or 73.5%, are at a fixed rate, and $16,890, or 6.4%, are nonaccrual. $102,259, or 38.9%, of total loans reprice within one year of March 31, 2014. As market rates dropped during the economic recession, management implemented rate floors for many variable rate loans in an effort to protect the Bank’s net interest margin. As a result, when market rates begin to rise, loans at their floor will not reprice at higher rates until market rates rise above their contractual floor rates. Only the loans noted above that have variable rates not at a floor rate will reprice with the first increase in market rates. The existence of these rate floors may negatively impact our net interest margin when rates begin to rise, at least until rates rise above these floors.

On March 31, 2014, the Company’s loan to deposit ratio (including loans held for sale) was 64.3%, compared to 67.2% at December 31, 2013. Management expects loan demand to modestly improve through the remainder of 2014, which should slow or stop the decline in gross loans, though foreclosure activity could result in some additional decreases in loan balances. Management anticipates that there will not be significant growth in loans until there are indicators of significant improvements in both the local and national economy, leading customers to begin spending more and resulting in increased demand. If the Company’s deposit growth among core deposit customers continues to outpace its loan demand, the Company’s net interest margin may be adversely affected as the funds from these deposits may be invested in securities and other interest earning assets, like time deposits in other financial institutions, that offer lower yields than loans.

FINANCIAL CONDITION (Continued)

Securities Available for Sale

Set forth below is a table showing the carrying amount and breakdown of the Company’s securities available for sale at March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2012
	Amount	% of Total	Amount	% of Total
U.S. government sponsored entities	$33,032	36.5%	$33,357	40.7%
Mortgage-backed (residential)	48,325	53.4%	42,281	51.6%
State and municipal	9,085	10.0%	6,288	7.7%

Total	$90,442	100.0%	$81,926	100.0%

The Company’s securities portfolio is used to, among other things, provide yield and for pledging purposes to secure public fund deposits. As of March 31, 2014, the carrying value of securities increased $8,516 to $90,442, compared to $81,926 at December 31, 2013. Securities available for sale as a percentage of total assets was 20.1% at March 31, 2014, compared to 18.3% at December 31, 2013. Net unrealized loss on securities available for sale was $802 at March 31, 2014, compared to a net unrealized loss of $1,200 at December 31, 2013. Changes in interest rates in the securities market caused this fluctuation in the net unrealized loss. Management is continually monitoring the credit quality of the Bank’s investments and believes that the unrealized losses that existed in the Bank’s portfolio at March 31, 2014 are temporary based on the bond ratings and anticipated recovery of bonds held. At March 31, 2014, the Company did not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

Other Real Estate Owned

At March 31, 2014, other real estate owned (“ORE”) totaled $17,628, a decrease of $686 from $18,314 at December 31, 2013. This decrease is primarily due to the sale of properties during the first quarter of 2014. The balance of ORE is comprised of properties acquired through or in lieu of foreclosure on real estate loans, property acquired by the Company for future Bank branch locations that is no longer intended for that purpose and is currently held for sale, and loans made to facilitate the sale of ORE properties that are required to be reported as ORE (“FAS 66 Loans”). The balances recorded for each individual property are based on appraisals that are not more than twelve months old, discounted by an additional 15%. The additional 15% discount was adopted by the Company beginning in the third quarter of 2010 based on an analysis of actual recoveries of ORE balances, including selling costs. Based on that analysis, the Company recorded a valuation allowance of $346 (recognized through ORE expense) in the third quarter of 2010. In addition, the Company began applying the additional 15% discount in its determination of specific reserves for impaired loans that are collateral dependent. As a result, the majority of the financial loss incurred by the Company as a result of the 15% discount has been recognized through loan charge-offs and the provision for loan losses at the time the property is transferred to ORE, with the foreclosed property being transferred into ORE at the discounted value. The Company annually updates its analysis regarding the additional 15% discount. Should such updates indicate that a change in the 15% discount is warranted, the Company would implement the change accordingly and that change would be applied to all properties that are subsequently moved into ORE. Additional write-downs of individual properties typically occur when the results of updated appraisals and further application of the 15% discount on the value reflected in the updated appraisal indicates that the value of the respective property has declined. The Company obtains updated appraisals for ORE properties at least annually. These write-downs are recognized in the quarterly period in which the appraisal is accepted by the Company.

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

The following table shows a breakdown of the ORE portfolio by category as of the end of the periods indicated:

	March 31, 2014		December 31, 2013		September 30, 2013		June 30, 2013
Bank Premises	$484	2.8%	$484	2.6%	$484	2.2%	$484	2.6%
Rental	7,614	43.2%	7,616	41.6%	11,382	51.5%	7,675	41.5%
Non-rental	1,083	6.1%	1,126	6.2%	1,083	4.9%	493	2.7%
Auction	15	0.1%	21	0.1%	21	0.1%	235	1.3%
Land	8,432	47.8%	9,067	49.5%	9,147	41.3%	9,589	51.9%

Total	$17,628	100.0%	$18,314	100.0%	$22,117	100.0%	$18,476	100.0%

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

FINANCIAL CONDITION (Continued)

The following table provides activity within the ORE portfolio in terms of individual parcels for the three-month periods ended on the dates indicated:

	Rental	Non-rental	Auction	Land
Three Months Ended March 31, 2014
Foreclosures	1	—	—	—
Sales	5	1	—	3
Weighted average age of properties held at period end (months)	22.2	11.1	34.1	27.8

Three Months Ended March 31, 2013
Foreclosures	3	—	—	3
Sales	5	2	2	3
Weighted average age of properties held at period end (months)	11.9	4.8	37.5	15.5

The following table sets forth information related to the largest five ORE properties held by the Company as of March 31, 2014:

Property Description	Original loan classification	Original Loan Amount	Charge-off prior to transfer into ORE	Write-down after transfer into ORE	Carrying Balance
Unimproved land	Real estate construction	$5,000	$905	$536	$2,949
Unimproved land	Real estate construction	3,103	1,896	204	961
Unimproved land	Real estate construction	2,546	196	85	927
Mixed use commercial property	Commercial real estate	3,684	1,536	196	850
Unimproved land	Real estate construction	1,134	402	—	799

The following table sets forth information related to the largest five ORE properties held by the Company as of December 31, 2013:

Property Description	Original loan classification	Original Loan Amount	Charge-off prior to transfer into ORE	Write-down after transfer into ORE	Carrying Balance
Unimproved land	Real estate construction	$5,000	$905	$374	$3,111
Unimproved land	Real estate construction	3,103	1,896	204	961
Unimproved land	Real estate construction	2,546	196	85	927
Mixed use commercial property	Commercial real estate	3,684	1,536	196	850
Unimproved land	Real estate construction	1,134	402	—	799

FINANCIAL CONDITION (Continued)

Each of the ORE properties identified in the March 31, 2014 table above is listed with a real estate agent and is also listed as available for sale on the Bank’s website. The four properties classified as unimproved land were, at the time the loans were made, intended to be developed. The property carried at $2,949 is commercial property located in an area that remains significantly and negatively impacted by the downturn in the real estate market. Although the Company continues to actively market the property, management anticipates that it could take a significant amount of time to sell the property. The properties carried at $961, $927 and $799 are located in residential areas that were also negatively impacted by the downturn in the economy. Although there are some positive indicators of improvements in the local markets where the properties are located, management believes it will likely require a significant amount of time to sell the properties. The commercial real estate property is income producing rental property that is being managed by a third party property manager on behalf of the Company. The Company continues to market this rental property, but because of the income producing nature of the property, it is likely that management will resist selling the property for less than the current carrying value of the property.

Deposits

The Company relies on the Bank’s deposit growth, as well as alternative funding sources such as other borrowed money, FHLB advances, and federal funds purchased from correspondent banks, to fund its operations.

The following table sets forth the composition of the deposits at March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$55,656	13.6%	$53,980	13.2%
Interest-bearing demand accounts	128,614	31.5%	120,259	29.5%
Savings accounts	26,498	6.5%	24,770	6.1%
Time deposits greater than $100	90,941	22.2%	97,294	23.9%
Other time deposits	107,219	26.2%	111,229	27.3%

Total	$408,928	100.0%	$407,532	100.0%

The following table sets forth all time deposits broken down by remaining maturity at March 31, 2014:

Less than three months	$42,771
Three months through twelve months	106,243
One year through three years	34,170
More than three years	14,976

Total	$198,160

Total deposits were $408,928 at March 31, 2014, compared to $407,532 at December 31, 2013, an increase of $1,396. The increase was primarily due to increases in noninterest-bearing demand deposits.

FINANCIAL CONDITION (Continued)

During 2012 and 2013 and through March 31, 2014, the Bank has maintained higher levels of liquid assets due to the availability of excess liquidity in the Bank’s market area coupled with reduced loan demand as a result of weak economic conditions. Management has been utilizing the available cash to pay off national market and broker deposits as they have matured, resulting in significant reductions in cost of funds. Management has been seeking additional core customer deposits during 2014 and anticipates that it will continue to do so in order to improve the Bank’s overall liquidity position as well as net interest income and to continue to reduce the Bank’s reliance on national market and broker deposits.

Shareholders’ Equity

At March 31, 2014, shareholders’ equity totaled $9,505, an increase of $899 from $8,616 at December 31, 2013. The increase was primarily due to net income combined with a decrease in the unrealized loss on securities available for sale.

The 17,806, Series A shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Senior Preferred Shares”) have a $21,792 liquidation value and had a cumulative dividend rate of 5% per year, until May 15, 2014, and a dividend rate of 9% thereafter. In addition, under the terms of the CPP, the Company issued warrants to U.S. Treasury to purchase additional preferred shares equal to 5% of the investment in Senior Preferred Shares at a discounted exercise price. The U.S. Treasury exercised the warrants immediately upon investment in the Senior Preferred shares, which resulted in issuance of 890 shares of Fixed Rate Perpetual Preferred Shares, Series B (the “Warrant Preferred Shares” and together with the Senior Preferred Shares, the “Preferred Shares”) . The U.S. Treasury’s exercise of the warrants resulted in a net discount on the issuance of the preferred shares of $890. The discount was amortized over a five year period, which ended on February 27, 2014. The $890 liquidation value Warrant Preferred Shares have a cumulative dividend rate of 9% per year until redeemed. Dividends on both Senior Preferred Shares and Warrant Preferred Shares are required to be paid quarterly. Total required annual dividends for both Senior Preferred Shares and Warrant Preferred Shares are expected to be as follows: 2014: $1,564; 2015 and thereafter: $1,683 per year. The Company is permitted to redeem all or a portion of the Preferred Shares at any time after consultation with its primary federal regulator, but may not redeem the Warrant Preferred Shares until all of the Senior Preferred Shares have been redeemed. Dividend payments on both Senior Preferred and Warrant Preferred shares would be reduced for any redemption.

On April 14, 2014, the U.S. Treasury, the holder of all the Senior Preferred and Warrant Preferred shares issued by the Company, closed on the sale of the securities in a modified Dutch auction. The clearing price for the Senior Preferred shares was $300.50 per share and the clearing price for the Warrant Preferred shares was $521.75 per share. The sale was to unaffiliated third party investors as well as certain directors and executive officers of the Company.

The Company received none of the proceeds from the sale of the Senior Preferred or Warrant Preferred shares by the U.S. Treasury. The sale of the securities had no effect on the terms of the outstanding securities, including the Company’s obligation to satisfy accrued and unpaid dividends or the holder’s right to elect two members to the board of directors of the Company. Further, the sale of the securities has no effect on the Company’s capital, regulatory capital, financial condition or results of operations. Upon the closing of the sale of the securities, the Company is no longer subject to various executive compensation and corporate governance requirements to which participants in the CPP were subject while the U.S. Treasury held the securities.

FINANCIAL CONDITION (Continued)

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company would not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The board resolution was replaced by the Written Agreement that the Company entered into with the FRB on April 19, 2012, the terms of which similarly prohibit the Company from incurring debt, paying dividends or interest or redeeming shares of its capital stock. The Company requested permission to make dividend payments on its Preferred Shares and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three issues of subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common or preferred stock, including the Preferred Shares, and the Company’s subsidiaries may not pay dividends on the subsidiaries’ common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the Preferred Shares beginning in the second quarter of 2011. At March 31, 2014, the Company has $3,915 of interest on its subordinated debentures accrued for which payment is being deferred. In addition, the Company has accumulated $3,096 in deferred dividends on the Preferred Shares. The Bank’s subsidiary Community First Properties, Inc. suspended the payment of dividends on its preferred stock beginning with the dividend payment due on December 31, 2011. At March 31, 2014, Community First Properties, Inc. has $39 of preferred stock dividends accrued for which payment is being deferred.

RESULTS OF OPERATIONS

Net Income

The Company had net income of $794 for the three months ended March 31, 2014 compared to net income of $203 for the same period in 2013, an increase in net income of $591. Net income available to common shareholders was $457 for the first three months of 2014 compared to a net loss allocated to common shareholders of $84 for the same period in 2013.

RESULTS OF OPERATIONS (Continued)

Average Balance Sheets, Net Interest Income

Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity and an analysis of net interest income for the three month periods ended March 31, 2014 and 2013. The table reflects how changes in the volume of interest earning assets and interest-bearing liabilities and changes in interest rates have affected our interest income, interest expense, and net interest income for the periods indicated. Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (changes in rate multiplied by prior volume); and (3) changes in rate/volume (changes in rate multiplied by change in volume). The changes attributable to the combined impact of volume and rate have all been allocated to the changes due to rate.

							Change
	March 31, 2014			March 31, 2013			Due to	Due to
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Volume (1)	Rate (2) (3)	Total
Gross loans (a and b)	$269,056	5.21%	$3,458	$302,573	5.61%	$4,189	$(464)	$(267)	$(731)
Taxable securities available for sale	82,729	2.14%	436	66,372	1.82%	298	73	650	138
Tax exempt securities available for sale	3,071	3.30%	25	5,353	3.33%	44	(19)	—	(19)
Federal funds sold and other	56,873	0.51%	71	89,838	0.35%	77	(28)	220	(6)

Total interest earning assets	411,729	3.93%	3,990	464,136	4.03%	4,608	(438)	(180)	(618)
Cash and due from banks	3,617			3,645
Other nonearning assets	43,435			45,147
Allowance for loan losses	(8,028)			(9,858)

Total assets	$450,753			$503,070

Deposits:
NOW & money market investments	$124,989	0.43%	$134	$113,256	0.60%	$167	$17	$(50)	$(33)
Savings	25,525	0.10%	6	21,075	0.13%	7	1	(2)	(1)
Time deposits $100 and over	93,362	0.96%	222	120,581	1.17%	347	(78)	(47)	(125)
Other time deposits	109,766	0.84%	227	138,014	1.15%	390	(80)	(83)	(163)

Total interest-bearing deposits	353,642	0.68%	589	392,926	0.94%	911	(140)	(182)	(322)
Federal Home Loan Bank advances	—	0.00%	—	13,000	2.43%	78	(78)	—	(78)
Subordinated debentures	23,000	3.40%	193	23,000	3.42%	194	—	(1)	(1)
Repurchase agreement	—	0.00%	—	7,000	3.30%	57	(57)	—	(57)
Federal funds purchased and other	—	0.00%	—	7	0.00%	—	—	—	—

Total other borrowings	23,000	3.40%	193	43,007	3.10%	329	(135)	(1)	(136)
Total interest-bearing liabilities	376,642	0.84%	782	435,933	1.15%	1,240	(275)	(183)	(458)
Noninterest-bearing liabilities	65,250			56,880

Total liabilities	441,892			492,813
Shareholders’ equity	8,861			10,257

Total liabilities and shareholders’ equity	$450,753			$503,070

Net interest income			$3 208			$3,368	$(163)	$3	$(160)

Net interest margin		3.16%			2.94%

(a)	Interest income includes fees on loans of $116 and $124 in 2014 and 2013, respectively.
(b)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.
(1)	Changes in volume multiplied by prior rate
(2)	Changes in rate multiplied by prior volume
(3)	Changes in rate multiplied by change in volume

RESULTS OF OPERATIONS (Continued)

Net Interest Income

Net interest income for the first three months of 2014 was $3,208, a decrease of $160, or 4.8% compared to $3,368 for the same period in 2013. The decrease in net interest income is primarily due to decreases in the average balance of earning assets offset by decreases in the average balance of time deposits, FHLB advances and the repurchase agreement.

Net interest margin began to be compressed during the last half of 2011 and that trend continued through the first three months of 2014 due to historically low market rates for loans driven by intense competition and securities driving down the yield on earning assets as new money must be invested at lower rates. In addition, loan demand is extremely low in the Bank’s market area, leading to larger than anticipated reductions in loan balances as loan repayments continue to outpace loan demand. The reduction in loans contributes to the excess liquidity, some of which the Bank invested in securities available for sale and time deposits in other financial institutions. Current market rates for new investments in securities are very low, which also contributes to compressed net interest margin as the Bank is forced to reinvest funds received from loan payoffs and higher rate securities when they mature or are called. Management anticipates that this trend will continue until there is a significant economic change in the Bank’s market that results in increased loan demand.

Total interest income for the first three months of 2014 was $3,990 a decrease of $618 from $4,608 for the same period in 2013. The decrease is primarily due to a decline in loan interest income as a result of the decrease in loan balances. The average balance of loans during the first three months of 2014 was $269,056, a decrease of $33,517 from $302,573 during the same period in 2013. The decrease in the average balance of loans is due to continued weak loan demand. The decrease in net interest income is further due to a decrease in the average rate earned on loans in the first three months of 2014 compared to the same period in 2013.

The average balance of federal funds sold and other during the first three months of 2014 was $56,873, a decrease of $32,965 from $89,838 during the same period in 2012. This decrease is due to the use of cash to pay the maturity of FHLB advances and a repurchase agreement and to invest in available for sale securities. The average rate earned on federal funds sold and other in the first three months of 2014 was 0.51% compared to 0.35% for the same period in 2012. The increase in rate is due to the Company’s utilization of excess cash by investing in time deposits in financial institutions.

Interest income on taxable securities increased $138 to $436 in the first three months of 2014 compared to $298 in the first three months of 2013. The increase is primarily due to an increase in the average balance of taxable securities combined with an increase in the average rate earned on taxable securities.

Total interest expense was $782 in the first three months of 2014, a decrease of $458 from $1,240 in the first three months of 2013. The decrease in interest expense is largely due to a reduction in the average rate paid on deposits and the average balance of deposits in the first three months of 2014 compared to the same period in 2013. The decrease is further due to the maturity of FHLB advances and the above described repurchase agreement.

Total interest expense on deposits was $589 in the first three months of 2014, a reduction of $322 from $911 in the first three months of 2013. The average rate paid on deposits was 0.68% in the first three months of 2014 compared to 0.94% for the same period in 2013. The most significant decreases in average rates were on time deposits. The reduction in average rate paid on deposits was the result of continued decreases in market rates in the Bank’s market area.

RESULTS OF OPERATIONS (Continued)

Provisions for Loan Losses

In the first three months of 2014, the Bank reversed $500 of the allowance for loan loss as a result of improvements in asset quality and reductions in gross loans. In the first three months of 2013, the Bank recorded provision for loan loss of $300. The ratio of allowance for loan losses to gross loans was 2.51% at March 31, 2014 compared to 2.94% at December 31, 2013.

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

Nonperforming loans decreased from $27,166 at December 31, 2013 to $18,617 at March 31, 2014. The decrease in nonperforming loans is due to improved credit standing for problem loan relationships, foreclosure activity and some decreases in troubled debt restructurings (“TDRs”). Management has been focused on reducing the Bank’s overall level of problem assets. Elimination of those problem assets often requires foreclosure of problem loans, resulting in charge-offs and the balance of the loan moving to ORE. Once the Bank has control of the collateral, it is then able to undertake efforts to liquidate the assets. The ratio of the allowance to nonperforming loans was 35.5% at March 31, 2014, compared to 29.59% at December 31, 2013. The portion of the allowance attributable to impaired loans was $1,234 at March 31, 2014, a decrease from $2,446 at December 31, 2013. Total impaired loans totaled $18,983 at March 31, 2014 compared to $26,071 at December 31, 2013.

The portion of the allowance attributable to historical and environmental factors has decreased since December 31, 2013. Management’s evaluation of the allowance for loan losses, in addition to specific loan allocations, is based on volume of non-impaired loans and changes in credit quality and environmental factors. The balance of non-impaired loans decreased during the first three months of 2014 due to the reduction in gross loans.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2014 and December 31, 2013, based on the most recent analysis performed, the risk category of loans by segment of loans is as follows:

March 31, 2014	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$11,714	$6,981	$—	$857	$—
1-4 Family residential	87,295	10,700	68	6,053	—
Commercial real estate	79,478	7,487	—	6,210	—
Other real estate loans	2,973	—	—	—	—
Commercial, financial and agricultural	16,632	1,999	—	248	—
Consumer	4,985	8	—	161	—
Tax exempt	51	—	—	—	—
Other loans	249	—	—	—	—

Total	$203,377	$27,175	$68	$13,529	$—

December 31, 2013	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$10,766	$7,145	$—	$857	$—
1-4 Family residential	92,374	4,249	—	6,542	—
Commercial real estate	78,991	6,828	—	6,388	—
Other real estate loans	2,993	1,688	—	0	—
Commercial, financial and agricultural	20,543	2,154	—	311	—
Consumer	5,292	4	1	165	—
Tax exempt	51	0	—	0	—
Other loans	294	0	—	0	—

Total	$211,304	$22,068	$1	$14,263	$—

RESULTS OF OPERATIONS (Continued)

The table below illustrates changes in the AFLL ratio (the ratio, expressed as a percentage, of the allowance for loan losses to total gross loans) over the past five quarters and the changes in related risk metrics over the same periods:

Quarter Ended	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013	March 31, 2013
AFLL Ratio	2.51%	2.94%	2.94%	3.07%	3.42%
ASC 450 allowance ratio (1)	2.20%	2.26%	2.22%	2.25%	2.61%
Specifically impaired loans (ASC 310 component)	$1,234	$2,446	$2,609	$3,069	$3,275
Historical and environmental (ASC 450-10 component)	5,379	5,593	5,754	5,985	6,758

Total allowance for loan loss	$6,613	$8,039	$8,363	$9,054	$10,033

Nonperforming loans to gross loans (2)	7.55%	9.93%	9.85%	12.29%	13.06%
Impaired loans to gross loans	7.21%	9.53%	9.14%	9.94%	11.50%
Allowance to nonperforming loans ratio	33.27%	29.59%	29.83%	24.97%	26.31%
Quarter-to-date net charge offs to average gross loans (3)	0.33%	0.02%	0.23%	0.33%	0.05%

(1)	Historical and environmental component as a percentage of non-impaired loans.
(2)	Nonaccrual loans and loans past due 90 or more days still accruing interest, and troubled debt restructurings still accruing interest as a percentage of gross loans.
(3)	Annualized.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

The following table presents information regarding loans included as nonaccrual and troubled debt restructurings and the gross income that would have been recorded in the three-month periods ended March 31, 2014 and 2013 if the loans had been current:

	Three months ended
	March 31, 2014	March 31, 2013
Nonaccrual interest	$306	$430
Troubled debt restructurings interest	10	47

RESULTS OF OPERATIONS (Continued)

Noninterest Income

Total noninterest income for the first three months of 2014 was $567, a decrease of $30, or 5.0% from $597 for the same period in 2013. The decrease is due to a decrease in other service charges, commissions and fees and gain on sale of loans offset slightly by an increase in investment service income.

There were no other service charges, commissions and fees for the first three months of 2014 compared to $28 for the same period in 2013. The decrease in other service charges, commissions and fees is a result of a decrease in income from an equity investment in a development partnership.

Gain on sale of loans for the first three months of 2014 was $10, a decrease of $20, or 66.7%, from $30 for the same period in 2013. This is a result of a decrease in mortgage banking activity during the first three months of 2014 due to the retirement of our primary mortgage lender.

The table below shows noninterest income for the three month periods ended March 31, 2014 and 2013.

	Three Months Ended March 31,
	2014	2013
Service charge on deposit accounts	$407	$384
Gain on sale of loans	10	30
Other:
Investment service income	28	18
Check printer income	2	7
Safe deposit box rental	8	8
Credit life insurance commissions	—	2
Bank Owned Life Insurance income	63	68
ATM income	34	32
Other customer fees	9	13
Other equity investment income	6	7
Other service charges, commissions and fees	—	28

Total noninterest income	$567	$597

RESULTS OF OPERATIONS (Continued)

Noninterest Expense

Noninterest expense for the first three months of 2014 was $3,481, an increase of $19, or 0.5% from $3,462 for the same period in 2013. The increase is primarily due to an increase in other real estate expense offset by decreases in occupancy expense, legal fees, audit and accounting fees, regulatory and compliance expense and furniture and equipment expense.

Other real estate expense totaled $239 for the first three months of 2014, an increase of $265 from a net recovery of $26 for the same period in 2013. Other real estate expense increased during the first three months of 2014 as a result of higher losses on sales and valuation losses due to the decrease in value of our foreclosed properties.

Occupancy expense totaled $146 in the first three months of 2014, a decrease of $120, or 45.1%, from $266 for the same period in 2013. The decrease is primarily due to a one-time adjustment of deferred rent expense related to a long-term lease on property utilized for one of the Bank’s branch locations. During the first quarter of 2014, the Bank purchased the property from the lessor, terminating the lease.

Legal fees totaled $22 in the first three months of 2014, a decrease of $31, or 58.5%, from $53 for the same period in 2013. The decrease is primarily due to the Company being involved in fewer activities requiring legal consultation in 2014 compared to 2013.

Audit and accounting fees totaled $79 in the first three months of 2014, a decrease of $30, or 27.5%, from $109 for the same period in 2013. The decrease is primarily due to a reduction in the use of outsourced internal audit services.

Regulatory and compliance expense totaled $264 in the first three months of 2014, a decrease of $30, or 10.2%, from $294 for the same period in 2013. The decrease is primarily due to a reduction in the Bank’s FDIC insurance expense premium as higher equity levels at the Bank have resulted in lower assessments.

Furniture and equipment expense totaled $77 in the first three months of 2014, a decrease of $24, or 23.8%, from $101 for the same period in 2013. The decrease is primarily due to a large amount of our furniture, fixtures and equipment reaching full depreciation during 2013.

RESULTS OF OPERATIONS (Continued)

The table below shows noninterest expense for the three month periods ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
Salaries and employee benefits	$1,647	1,652
Regulatory and compliance	264	294
Occupancy	146	266
Furniture and equipment	77	101
Data processing fees	275	263
Advertising and public relations	55	42
Operational expense	100	100
Other real estate expense	239	(26)
Other:
Loan expense	22	42
Legal	22	53
Audit and accounting fees	79	109
Postage and freight	71	64
Director expense	61	56
ATM expense	159	142
Amortization of intangible asset	34	34
Insurance expense	98	97
Printing	18	20
Other employee expenses	26	21
Dues & memberships	12	11
Miscellaneous taxes and fees	19	21
Federal Reserve and other bank charges	11	11
Other	46	89

Total noninterest expense	$3,481	$3,462

RESULTS OF OPERATIONS (Continued)

Income Taxes

During 2010, the Company established a valuation allowance against all of its deferred tax assets and has maintained that valuation allowance through the first three months of 2014.

Deferred income taxes, including net operating losses, arise from temporary differences between the tax and financial statement recognition of revenue and expense. In evaluating our ability to recover our deferred tax assets within the jurisdictions from which they arose, we consider all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations. In projecting future taxable income, we begin with historical results and changes in accounting policies and incorporate assumptions including the amount of future pretax operating income, the reversal of temporary differences, and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment about the forecasts of future taxable income and are consistent with the plans and estimates we are using to manage the underlying businesses.

As of March 31, 2014, we have federal and state income tax net operating loss (NOL) carryforwards of $25,635 and $53,740, which will expire at various dates from 2020 through 2032. Such NOL carryforwards expire as follows:

	Federal	State
2020-2024	$—	$19,725
2025-2029	—	34,015
2030-2032	25,635	—

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

The Bank’s primary uses of cash are lending to its borrowers and investing in securities and short-term interest-earning assets. During 2013, regular loan repayments outpaced loan demand, resulting in a decrease in gross loans and contributing to the increase in cash and cash equivalents. During the first three months of 2014, this trend continued and management began utilizing some the available liquidity to pay off interest bearing liabilities and invest in time deposits in other financial institutions. Although management expects loan demand to modestly improve through the remainder of 2014, which should slow or stop the decline in gross loans, management anticipates that there will not be significant growth in loans until there are indicators of significant improvements in both the local and national economy, leading customers to begin spending more and resulting in increased demand.

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

As of March 31, 2014, we believe that we are in compliance with all provisions of the Consent Order that were required to be completed by March 31, 2014, including the minimum capital ratios required by the Consent Order. All plans required by the Consent Order have been prepared and submitted to the FDIC and have been accepted by the FDIC.

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

The Company’s principal source of liquidity for dividend payments is dividends received from the Bank. Although the Bank was profitable in each of 2012 and 2013, and the first three months of 2014, the Bank is prohibited under the terms of the Consent Order with the FDIC and the written agreement with the Department from paying dividends to the Company without prior approval from the FDIC and the Department.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company will not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The terms of the Written Agreement, which replaced the board resolution, among other things, similarly prohibit the Company from incurring debt, paying dividends or interest or redeeming shares of its capital stock without the approval of the FRB. The Company requested permission to make dividend payments on the Preferred Shares and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three issuances of subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common stock or preferred stock, including the Preferred Shares, and the Company’s subsidiary may not pay dividends on the subsidiary’s common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the Preferred Shares beginning in the second quarter of 2011. At March 31, 2014, the Company has $3,915 of interest accrued for which payment is being deferred. In addition, the Company has accumulated $3,096 in deferred dividends on the Preferred Shares as of March 31, 2014. The Company’s subsidiary Community First Properties, Inc. suspended payment of its dividends on its preferred stock beginning with the dividend payment due December 31, 2011. At March 31, 2014, Community First Properties, Inc. has $39 of preferred stock dividends accrued for which payment is being deferred. Since the Company has deferred payment of dividends on the Preferred Shares for more than six quarters, the holders of the Preferred Shares now have the right to elect up to two directors to the Company’s board of directors. On April 14, 2014, the U.S. Treasury sold all of the shares of Preferred Stock it owned in a modified Dutch auction. The Company received none of the proceeds from the sale by the U.S. Treasury of the Preferred Shares.

Although the Bank was profitable in each of 2012 and 2013, and the first three months of 2014, the Bank is prohibited under the terms of the Consent Order with the FDIC and the written agreement with the Department from paying dividends to the Company without prior approval from the FDIC and the Department. The Company is also restricted in the types and amounts of dividends it can pay by the terms of the Preferred Shares and by the terms of the Written Agreement, which prohibits the Company from paying interest or dividends (including interest on the Company’s subordinated debentures and dividends on the Company’s Preferred Shares) without the FRB’s prior approval. The Company is currently considering the options available to it to increase capital levels at the Bank and the Company, including the sale of common or preferred stock of the Company, or alternatively the sale of the Company. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company. This change in control would likely qualify as a change in control under the IRS’s regulations related to the preservation of net operating loss carryforwards causing the Company to likely forfeit this benefit. The loss of this benefit would not cause the Company to recognize a cash charge, but rather would eliminate the benefit that the Company would otherwise be able to utilize to offset future year’s profits, if any, to reduce the Company’s tax liability.

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

As of March 31, 2014 all of the plans required to be submitted to the FRB have been submitted and approved. Management believes that the Company is in compliance with the requirements of the Written Agreement as of March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

In late 2010, the Basel Committee on Banking Supervision issued “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”), a new capital framework for banks and bank holding companies. Basel III will impose a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. In July 2013, the federal bank regulatory agencies, including the Federal Reserve and the FDIC, adopted final rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in Basel III and certain provisions of the Dodd-Frank Act. The final rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules establish a new common equity Tier 1 minimum capital requirement of 4.5% and a minimum Tier 1 capital requirement of 6% (up from the currently required 4%) and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status. The rules, which become effective as to the Bank on January 1, 2015, limit a banking organization’s capital distributions and certain discretionary bonus payments as well as a banking organization’s ability to repurchase its own shares if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. As a result, when fully phased in, the capital requirements, inclusive of the capital conservation buffer, would be a Tier 1 leverage ratio of 4%, a Tier 1 common risk-based equity capital ratio of 7%, a Tier 1 equity risk-based capital ratio of 8.5% and a total risk-based capital ratio of 10.5%. Under the new rules, Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments and non-cumulative preferred stock, subject to certain eligibility standards, less specified intangible assets and other regulatory deductions. The Company’s cumulative stock and trust preferred securities will continue to be considered Tier 1 capital under grandfathering provisions included in the new rules. The new rules also introduce a new regulatory capital ratio, common equity Tier 1 capital, which will generally consist of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less specified intangible assets and other regulatory deductions. The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt out of a requirement to include unrealized gains and losses in Accumulated Other Comprehensive Income. Because the Company’s total consolidated assets are below $500 million, these new capital rules will not be applicable to the Company on a consolidated basis. The Bank, though, will be subject to these rules once they become effective. Should the Company’s total consolidated assets increase to more than $500 million, the Company would then be subject to these new rules.

At March 31, 2014, the Company had unfunded loan commitments outstanding of $18,151 and unfunded letters of credit of $1,794. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If the Company needed to fund these outstanding commitments, it has the ability to liquidate federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Company could sell participations in these or other loans to correspondent banks.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

At March 31, 2014 and December 31, 2013, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered “well-capitalized” under prompt corrective action guidelines and the ratios required by the Consent Order were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions		Required by terms of Consent Order with FDIC
March 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$42,213	15.11%	$22,344	8.00%	$27,930	10.00%	$33,516	12.00%
Consolidated	25,908	9.26%	22,381	8.00%	27,977	10.00%	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$38,683	13.85%	$11,172	4.00%	$16,758	6.00%	$27,930	10.00%
Consolidated	14,915	5.33%	11,191	4.00%	16,786	6.00%	N/A	N/A
Tier 1 Capital to average assets
Community First Bank & Trust	$38,683	8.64%	$17,919	4.00%	$22,399	5.00%	$38,077	8.50%
Consolidated	14,915	3.31%	18,013	4.00%	N/A	N/A	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Required by terms of Consent Order with FDIC
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$41,250	14.70%	$22,445	8.00%	$28,056	10.00%	$33,667	12.00%
Consolidated	24,905	8.87%	22,474	8.00%	28,092	10.00%	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$37,687	13.43%	$11,222	4.00%	$16,833	6.00%	$28,056	10.00%
Consolidated	14,225	5.06%	11,237	4.00%	16,855	6.00%	N/A	N/A
Tier 1 Capital to average assets
Community First Bank & Trust	$37,687	8.41%	$17,917	4.00%	$22,396	5.00%	$38,073	8.50%
Consolidated	14,225	3.16%	18,008	4.00%	N/A	N/A	N/A	N/A

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

Management continually monitors the Bank’s sources and uses of cash in order to plan for future liquidity needs. The Bank’s most potentially volatile funding liabilities are national market time deposits. The Bank has reduced its reliance on these funding sources during the first three months of 2014 and it continues to do so as part of management’s efforts to utilize the Bank’s excess liquidity. National market CDs totaled $15,603 at March 31, 2014 compared to $18,429 at December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management uses a gap simulation model that takes cash flows into consideration. These include mortgage-backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and negotiable order of withdrawal (“NOW”) accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing our pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest-bearing deposits that is actually repriceable within a year. Our cumulative one year gap position at March 31, 2014, was 0.69% of total assets. Our policy states that our one-year cumulative gap should not exceed 15% of total assets.

At March 31, 2014, $156,681 of $449,523 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year totaled $99,395, or 38.7% of total loans, including loans held for sale at March 31, 2014. As of March 31, 2014, we had $149,173 in time deposits maturing or repricing within one year.

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

March 31, 2014
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in net interest income	(3.66%)	(1.95%)	1.30%	(4.57%)

December 31, 2013
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in net interest income	(2.19)%	(1.14%)	0.27%	(7.56%)

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

March 31, 2014
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in equity at risk	(13.17%)	(6.42%)	3.07%	1.39%

December 31, 2013
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in equity at risk	(10.75%)	(5.14%)	3.88%	1.63%

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Not applicable.

ITEM 1A. RISK FACTORS

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Because the Company is currently deferring the payment of interest on its outstanding subordinated debentures, the Company is not currently permitted to pay dividends on its outstanding shares of Senior Preferred or Warrant Preferred stock originally issued to the U.S. Treasury pursuant to the CPP. The Company has not paid these dividends since the dividend payment on February 15, 2011. The total aggregate amount of dividends due but unpaid on the Senior Preferred Shares and Warrant Preferred Shares as of the date of this report is $3,096.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community First, Inc. (Registrant)

May 9, 2014	/s/ Louis E. Holloway
(Date)	Louis E. Holloway, President and Chief Executive Officer

May 9, 2014	/s/ Jon Thompson
(Date)	Jon Thompson, Chief Financial Officer