Form 10-Q
period 2014-06-30
COMMUNITY FIRST INC
filed 2014-08-08
CIK 1179500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding (no par value): 3,274,830 shares of common stock, no par value per share, as of August 8, 2014.

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Community First, Inc.

Consolidated Balance Sheets

June 30, 2014 (Unaudited) and December 31, 2013

(amounts in thousands, except share and per share data)

Assets	June 30, 2014	December 31, 2013
Cash and due from financial institutions	$32,280	$49,036
Time deposits in other financial institutions	21,452	6,500
Securities available for sale, at fair value	95,689	81,926
Loans held for sale, at fair value	123	—
Loans	264,264	273,707
Allowance for loan losses	(6,306)	(8,039)

Net loans	257,958	265,668

Restricted equity securities, at cost	1,727	1,727
Premises and equipment, net	12,040	10,215
Accrued interest receivable	1,218	1,225
Core deposit and customer relationship intangibles, net	1,146	1,215
Other real estate owned, net	15,851	18,314
Bank owned life insurance	9,731	9,603
Other assets	2,924	3,014

Total Assets	$452,139	$448,443

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$58,857	$53,980
Interest-bearing	349,242	353,552

Total Deposits	408,099	407,532

Subordinated debentures	23,000	23,000
Accrued interest payable	4,595	4,287
Other liabilities	5,816	5,008

Total Liabilities	441,510	439,827

Community First, Inc.

Consolidated Balance Sheets

June 30, 2014 (Unaudited) and December 31, 2013

(Continued)

(amounts in thousands, except share and per share data)

	June 30, 2014	December 31, 2013
Shareholders’ Equity
Senior Preferred shares, no par value; 9% cumulative. Authorized 2,500,000 shares; 17,806 issued and outstanding with liquidation value of $21,041 at June 30, 2014 and $20,368 at December 31, 2013.	17,806	17,806
Warrant Preferred shares, no par value; 9% cumulative. 890 issued and outstanding with liquidation value of $1,170 at June 30, 2014 and $1,120 at December 31, 2013.	890	890
Net discount on Preferred shares	—	(33)

Total Preferred shares	18,696	18,663
Common stock, no par value. Authorized 10,000,000 shares; 3,274,830 shares issued and outstanding at June 30, 2014 and 3,274,777 shares issued and outstanding at December 31, 2013	28,591	28,590
Accumulated deficit	(34,924)	(35,760)
Accumulated other comprehensive loss, net	(1,734)	(2,877)

Total Shareholders’ Equity	10,629	8,616

Total Liabilities and Shareholders’ Equity	$452,139	$448,443

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Six Months and Three Months Ended June 30, 2014 and 2013

(Unaudited)

(amounts in thousands, except share and per share data)	Six Months Ended June 30		Three Months Ended June 30,
	2014	2013	2014	2013
Interest income
Loans, including fees	$6,907	$8,149	$3,449	$3,960
Taxable securities	899	571	463	273
Tax-exempt securities	47	78	22	34
Federal funds sold and other	150	151	79	74

Total interest income	8,003	8,949	4,013	4,341
Interest expense
Deposits	1,145	1,748	556	837
FHLB advances and federal funds purchased	—	108	—	30
Subordinated debentures and other	390	487	197	236

Total interest expense	1,535	2,343	753	1,103

Net interest income	6,468	6,606	3,260	3,238
(Reversal of) provision for loan losses	(800)	300	(300)	—

Net interest income after provision for loan losses	7,268	6,306	3,560	3,238
Noninterest income
Service charges on deposit accounts	854	832	447	448
Gain on sale of loans	22	49	12	19
Gain on sale of securities available for sale	40	182	40	182
Other	316	366	166	183

Total noninterest income	1,232	1,429	665	832
Noninterest expense
Salaries and employee benefits	3,298	3,257	1,651	1,605
Regulatory and compliance	532	598	268	304
Occupancy	372	491	226	225
Furniture and equipment	154	204	77	103
Data processing fees	568	522	293	259
Advertising and public relations	102	50	47	8
Operational expense	206	202	106	102
Other real estate owned expense	378	369	139	395
Other	1,298	1,449	620	679

Total noninterest expense	6,908	7,142	3,427	3,680

Income before income tax expense	1,592	593	798	390

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Six Months and Three Months Ended June 30, 2014 and 2013

(Unaudited, Continued)

(amounts in thousands, except share and per share data)	Six Months Ended June 30		Three Months Ended June 30,
	2014	2013	2014	2013
Income tax expense	—	—	—	—

Net income	1,592	593	798	390
Preferred stock dividends declared	(723)	(481)	(419)	(242)
Accretion of preferred stock discount	(33)	(98)	—	(50)

Net income available to common shareholders	$836	$14	$379	$98

Income per share available to common shareholders
Basic	$0.26	$0.00	$0.12	$0.03
Diluted	0.26	0.00	0.12	0.03
Weighted average common shares outstanding
Basic	3,274,828	3,274,469	3,274,830	3,274,545
Diluted	3,274,828	3,274,469	3,274,830	3,274,545
Comprehensive Income (Loss)
Net income	$1,592	$593	$798	$390
Reclassification adjustment for realized gains included in net income, net of $0 income taxes in 2014 and 2013	(40)	(182)	(40)	(182)
Net change in unrealized gains (losses) on securities, net of income taxes of $0 in 2014 and 2013	1,183	(1,589)	785	(1,400)

Comprehensive income (loss)	$2,735	$(1,178)	$1,543	$(1,192)

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

Six Months Ended June 30, 2014

(Unaudited)

(amounts in thousands, except share and per share data)

	Common Shares	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Equity
Balance at January 1, 2014	3,274,777	$18,663	$28,590	$(35,760)	$(2,877)	$8,616
Accretion of discount on preferred stock	—	33	—	(33)	—	—
Sale of shares of common stock	53	—	1	—	—	1
Cash dividends declared on preferred stock	—	—	—	(723)	—	(723)
Net income	—	—	—	1,592	—	1,592
Reclassification adjustment for realized gains included in net income, net of $0 income tax	—	—	—	—	(40)	(40)
Change in unrealized loss on securities available for sale, net of $0 income tax	—	—	—	—	1,183	1,183

Balance at June 30, 2014	3,274,830	$18,696	$28,591	$(34,924)	$(1,734)	$10,629

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2014 and 2013

(Unaudited)

(amounts in thousands, except share and per share data )	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities
Net income	$1,592	$593
Adjustments to reconcile net income to net cash from operating activities
Depreciation	271	319
Amortization on securities, net	205	202
Core deposit intangible amortization	69	69
(Reversal of) provision for loan losses	(800)	300
Loans originated for sale	(1,538)	(2,585)
Proceeds from sale of loans	1,440	3,541
Gain on sale of loans	(22)	(49)
Decrease in accrued interest receivable	7	176
Increase in accrued interest payable	308	417
Increase in surrender value of bank owned life insurance	(128)	(138)
Gain on sale of securities	(40)	(182)
Net write down of other real estate owned	365	328
Other, net	172	812

Net cash from operating activities	1,901	3,803

Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(25,589)	(2,047)
Other	(3,750)	(14,852)
Sales:
Mortgage-backed securities	4,077	3,087
Other	7,685	588
Maturities, prepayments, and calls:
Mortgage-backed securities	3,782	4,200
Other	1,010	10,493
Net decrease in loans	8,096	8,993
Proceeds from sales of other real estate owned	2,028	2,939
Increase in time deposits in other financial institutions	(14,952)	—
Additions to premises and equipment	(1,612)	(1,968)

Net cash (used in) from investing activities	(19,225)	11,433

Community First, Inc.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2014 and 2013

(Unaudited, Continued)

(amounts in thousands, except share and per share data )	Six Months Ended June 30,
	2014	2013
Cash flows from financing activities
Net increase (decrease) in deposits	567	(23,468)
Payments on Federal Home Loan Bank advances	—	(13,000)
Payments on repurchase agreements	—	(7,000)
Proceeds from issuance of common stock	1	1

Net cash provided by (used in) financing activities	568	(43,467)

Net decrease in cash and cash equivalents	(16,756)	(28,231)
Cash and cash equivalents at beginning of period	49,036	94,877

Cash and cash equivalents at end of period	$32,280	$66,646

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$1,227	$1,926
Income taxes paid	5	—
Supplemental noncash disclosures
Transfers from loans to repossessed assets	414	202
Preferred stock dividends declared but not paid	723	481

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

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

The unaudited consolidated financial statements as of June 30, 2014 and for the six-month and three-month periods ended June 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the information. They do not include all the information and footnotes required by GAAP for complete financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the 2013 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014 (File No. 000-49966) (the “2013 Form 10-K”).

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

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

June 30, 2014

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

June 30, 2014

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

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS

Although the Company reported net income in 2012, 2013 and the first six months of 2014, the Company reported losses for each year from 2008 to 2011. The losses incurred by the Company were primarily the result of the economic recession that began in 2008 and the continued impacts of that recession and the resulting sluggish economic conditions. The Bank is a community bank that focuses heavily on commercial and residential development lending. As a result of the collapse of the housing market, many developments stalled, resulting in developers no longer being able to meet their payment obligations to the Bank. Also, during this time, market values for existing real estate properties decreased, which jeopardized the collateral securing the loans made by the Bank. The losses incurred by the Bank and the Company contributed to both the Bank and the Company becoming subject to additional regulatory scrutiny and increased supervisory actions by regulators.

Banks and bank holding companies with total consolidated assets in excess of $500 million are subject to regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory actions that could have a direct material effect on the financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS  (Continued)

Prompt corrective action regulations classify banks into one of five capital categories depending on how well they meet their minimum capital requirements. Although these terms are not used to represent the overall financial condition of a bank, the classifications are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. If adequately capitalized or worse, or subject to a written agreement, consent order, or cease and desist order requiring higher minimum capital levels as the Bank was as of June 30, 2014, regulatory approval is required for the Bank to accept, renew or rollover brokered deposits. If a bank is classified as undercapitalized or worse, its capital distributions are restricted, as is asset growth and expansion, and capital restoration plans are required. At June 30, 2014, the Bank’s capital ratios were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action and all ratios were above those levels required by the Consent Order (as defined below) and the written agreement that the Bank has entered into with the Tennessee Department of Financial Institutions (the “Department”). The Company’s capital ratios are below what is required to be considered “adequately capitalized” under the regulatory framework. Two of the three capital ratios were considered “adequate”; however, the Tier 1 to Average Assets ratio was below the requirements to be considered “adequate”, which prohibits the Company from being “adequately capitalized”.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS  (Continued)

In addition, under the terms of the Written Agreement, the Company has agreed to, among other things:

•	Refrain from declaring or paying any dividends without prior approval of the FRB;

•	Not directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank without prior approval;

•	Not (along with the Company’s non-bank subsidiary) make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior approval;

•	Not (along with the Company’s non-bank subsidiary) directly or indirectly incur, increase, or guarantee any debt without prior approval; and

•	Not directly or indirectly purchase or redeem any shares of its stock without prior approval.

As of June 30, 2014, all of the plans required to be submitted to the FRB have been submitted and approved. Management believes that the Company is in compliance with the requirements of the Written Agreement as of June 30, 2014.

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

June 30, 2014

(Unaudited)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS  (Continued)

Consequently, at June 30, 2014, the Company had $4,112 of interest accrued on its subordinated debentures for which payment is being deferred. In addition, the Company had accumulated $3,515 in deferred dividends on the shares of Preferred Stock it had sold to the United States Department of the Treasury (the “U.S. Treasury”) under the TARP Capital Purchase Program (the “CPP”). Under the terms of the CPP, failure to pay dividends for six dividend periods triggers the right of the holders of the Preferred Stock to elect two directors to an institution’s board. Since the Company has deferred payment of dividends on its Preferred Stock for more than six quarters, the holders of the Preferred Stock voting together as a single class now have the right to elect up to two directors to the Company’s board of directors. On April 14, 2014, the U.S. Treasury sold all of the shares of Preferred Stock it owned in a modified Dutch auction to multiple qualified investors, including certain members of the Company’s board of directors and senior officers.

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

Similarly, the sole subsidiary of the Bank, Community First Properties, Inc., also suspended the payment of dividends on its preferred stock beginning with the dividend payment due on December 31, 2011. At June 30, 2014, Community First Properties, Inc. had $47 of preferred stock dividends accrued for which payment is being deferred.

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

June 30, 2014

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

The Consent Order includes time frames to implement the foregoing and on-going compliance requirements for the Bank, such as quarterly progress reports that the Bank must submit to its regulators. In accordance with the terms of the Consent Order, management prepared and submitted a capital plan with the objective of attaining the capital ratios required by the Consent Order. At June 30, 2014, each of the Bank’s regulatory capital ratios exceeded the regulatory capital ratios proscribed by the Consent Order and the written agreement with the Department. Management has submitted a written plan to the FDIC to bring the Bank into compliance with the loan concentration component of the Consent Order, and that plan was approved by the FDIC.

The Company’s principal source of funds for dividend and/or interest payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid by the Bank in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements described above. Although the Bank was profitable in each of 2012 and 2013, and the first six months of 2014, the Bank is prohibited under the terms of the Consent Order with the FDIC and the written agreement with the Department from paying dividends to the Company without prior approval from the FDIC and the Department. The Company is also restricted in the types and amounts of dividends it can pay pursuant to the terms of the Preferred Stock and by the terms of the Written Agreement, which prohibits the Company from paying interest or dividends (including interest on the Company’s subordinated debentures and dividends on the Company’s Preferred Stock) without the FRB’s prior approval.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS  (Continued)

Banks and bank holding companies with total consolidated assets in excess of $500 million are subject to various regulatory capital requirements administered by state and federal banking agencies. The Company’s and the Bank’s capital amounts and ratios at June 30, 2014 and December 31, 2013, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions (1)		Required by terms of Consent Order with FDIC
June 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$43,234	15.34%	$22,552	8.00%	$28,190	10.00%	$33,828	12.00%
Consolidated	26,746	9.47%	22,598	8.00%	28,247	10.00%	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$39,676	14.07%	$11,276	4.00%	$16,914	6.00%	$28,190	10.00%
Consolidated	15,454	5.47%	11,299	4.00%	16,948	6.00%	N/A	N/A
Tier 1 Capital to average assets
Community First Bank & Trust	$39,676	8.87%	$17,885	4.00%	$22,357	5.00%	$38,006	8.50%
Consolidated	15,454	3.44%	17,984	4.00%	N/A	N/A	N/A	N/A
December 31, 2013
Total Capital to risk weighted assets
Community First Bank & Trust	$41,250	14.70%	$22,445	8.00%	$28,056	10.00%	$33,667	12.00%
Consolidated	24,905	8.87%	22,474	8.00%	28,092	10.00%	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$37,687	13.43%	$11,222	4.00%	$16,833	6.00%	$28,056	10.00%
Consolidated	14,225	5.06%	11,237	4.00%	16,855	6.00%	N/A	N/A
Tier 1 Capital to average assets
Community First Bank & Trust	$37,687	8.41%	$17,917	4.00%	$22,396	5.00%	$38,073	8.50%
Consolidated	14,225	3.16%	18,008	4.00%	N/A	N/A	N/A	N/A

(1)	Because the Company’s total assets were less than $500 million at June 30, 2014 and December 31, 2013, the Company was not at those dates subject to capital level requirements at the Company level.

The Bank’s capital ratios at June 30, 2014 were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action, but the existence of the Consent Order requires regulators to continue to classify the Bank as “adequately capitalized” even though the capital levels would qualify as “well capitalized” if the Consent Order were not in place.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS  (Continued)

Because the Company’s total assets were less than $500 million at June 30, 2014, the Company is not required to meet consolidated capital level requirements. Had the Company’s total assets exceeded $500 million at that date, the Company’s capital levels at June 30, 2014 would have been considered below those required to be considered “adequately capitalized” under applicable regulations because only two of the three capital ratios were above the levels necessary to be considered “adequate”. The Company’s Tier 1 to Average Assets ratio was below the requirements to be considered “adequate”, which prohibits the Company from being considered “adequately capitalized”.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at June 30, 2014 and December 31, 2013 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), net of applicable income taxes:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2014
U.S. Government sponsored entities	$26,356	$4	$(646)	$25,714
Mortgage-backed (residential)	59,936	526	(204)	60,258
State and municipals	9,454	275	(12)	9,717

Total	$95,746	$805	$(862)	$95,689

December 31, 2013
U.S. Government sponsored entities	$34,604	$—	$(1,247)	$33,357
Mortgage-backed (residential)	42,294	488	(501)	42,281
State and municipals	6,228	78	(18)	6,288

Total	$83,126	$566	$(1,766)	$81,926

The proceeds from sales of securities and the associated gains and losses are listed below:

	Six months ended June 30,
	2014	2013
Proceeds	$11,762	$3,675
Gross gains	105	182
Gross losses	(65)	—

The amortized cost and fair value of the securities portfolio are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage backed securities are presented separately due to varying maturity dates as a result of prepayments.

	June 30, 2014
	Amortized Cost	Fair Value
Due in one year or less	$926	$933
Due after one through five years	12,237	12,032
Due after five through ten years	12,497	12,193
Due after ten years	10,150	10,273
Mortgage backed (residential)	59,936	60,258

Total	$95,746	$95,689

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 3 – SECURITIES AVAILABLE FOR SALE  (Continued)

At June 30, 2014 and December 31, 2013, respectively, securities totaling $40,118 and $37,182 were pledged to secure public deposits.

At June 30, 2014, the Company held one security for which the aggregate face amount of investments is greater than 10% of the Company’s shareholders’ equity as of June 30, 2014.

Type	Issuer	Face Value	Fair Value	% of Capital
State and municipals	State of Texas	$1,245	$1,302	11.71%

At December 31, 2013, the Company held one security for which the aggregate face amount of investments is greater than 10% of shareholders’ equity as of December 31, 2013.

Type	Issuer	Face Value	Fair Value	% of Capital
State and municipals	State of Texas	$1,245	$1,248	14.45%

Other than the above investments, the Company did not hold securities of any one issuer, other than U.S. Government sponsored entities, with a face amount greater than 10% of shareholders’ equity as of June 30, 2014 or December 31, 2013.

The following table summarizes securities with unrealized losses at June 30, 2014 and December 31, 2013 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
June 30, 2014
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$—	$—	$24,710	$(646)	$24,710	$(646)
Mortgage-backed (residential)	21,765	(62)	7,475	(142)	29,240	(204)
State and municipals	1,007	(12)	—	—	1,007	(12)

Total temporarily impaired	$22,772	$(74)	$32,185	$(788)	$54,957	$(862)

	Less than 12 Months		12 Months or More		Total
December 31, 2013
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$32,376	$(1,228)	$481	$(19)	$32,857	$(1,247)
Mortgage-backed (residential)	27,902	(501)	—	—	27,902	(501)
State and municipals	3,003	(18)	—	—	3,003	(18)

Total temporarily impaired	$63,281	$(1,747)	$481	$(19)	$63,762	$(1,766)

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

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

As of June 30, 2014, the Company’s securities portfolio consisted of 118 securities, 56 of which were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company did not have at June 30, 2014 the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at June 30, 2014.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 3 – SECURITIES AVAILABLE FOR SALE  (Continued)

The table below presents a rollforward for the six-month and three-month periods ended June 30, 2014 and 2013 of the credit losses recognized in earnings:

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013
Beginning Balance	$—	$6,338	$—	$6,338
Additions for credit losses on securities for which no previous other-than-temporary impairment was recognized	—	—	—	—
Reduction for credit losses on securities for which no recovery has been received and for which no recovery is expected	—	(6,338)	—	(6,338)

Ending Balance	$—	$—	$—	$—

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

June 30, 2014

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 4 – FAIR VALUE  (Continued)

Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements at June 30, 2014 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. government sponsored entities	$25,714	$25,714	$—
Mortgage-backed (residential)	60,258	60,258	—
State and municipals	9,717	9,612	105

Total available for sale securities	95,689	95,584	105
Loans held for sale	123	123	—

		Fair Value Measurements at December 31, 2013 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. government sponsored entities	$33,357	$33,357	$—
Mortgage-backed (residential)	42,281	42,281	—
State and municipals	6,288	6,183	105

Total available for sale securities	81,926	81,821	105
Loans held for sale	—	—	—

There were no transfers among fair value pricing levels during the six months ended June 30, 2014 and 2013.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 4 – FAIR VALUE  (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six-month and three-month periods ended June 30, 2014 and 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Corporate Securities
	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013
Beginning balance	$—	$987	$—	$989
Change in fair value	—	—	—	(2)

Ending balance	$—	$987	$—	$987

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	State and County Municipal Securities
	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013
Beginning balance	$105	$108	$106	$108
Change in fair value	—	(1)	(1)	(1)

Ending balance	$105	$107	$105	$107

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 4 – FAIR VALUE  (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	June 30, 2014
	Carrying Value	Fair Value Measurements using other significant unobservable inputs (Level 3)
Assets:
Impaired loans:
Real estate construction	$704	$704
1-4 Family residential	1,611	1,611
Commercial real estate	240	240
Other loans	463	463

Total impaired loans	3,018	3,018
Other real estate owned:
Construction and development	5,729	5,729
1-4 Family residential	711	711
Non-farm, non-residential	4,360	4,360

Total other real estate owned	10,800	10,800

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

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

Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $3,687 as of June 30, 2014, with a valuation allowance of $669, resulting in no additional provision for loan losses for the six-month period ended June 30, 2014, compared to an additional provision of $262 in the first six months of 2013. Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $17,223 at December 31, 2013, with a valuation allowance of $2,420, resulting in an additional provision for loan losses of $45 for the year ended December 31, 2013.

Other real estate owned, measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $10,800, which is made up of the outstanding balance of $13,008, net of a valuation allowance of $2,208 at June 30, 2014, resulting in a write-down of $221 charged to expense in the six months ended June 30, 2014, compared to a write-down of $384 charged to expense in the first six months of 2013. Net carrying amount was $11,014 at December 31, 2013, which was made up of the outstanding balance of $13,163, net of a valuation allowance of $2,149.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 4 – FAIR VALUE  (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments at fair value on a non-recurring basis at June 30, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (1)
Impaired Loans:
Real estate construction	$704	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (21.0%) (6.98%)
1-4 Family residential	1,611	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (0.0%) (0.0%)
Commercial real estate	240	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (20.0%) (4.09%)
Other loans	463	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (15.0%) (15.0%)
Other real estate owned:
Construction and development	5,729	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (22.0%) (7.17%)
1-4 Family residential	711	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (0.0%) (0.0%)
Non-farm, non-residential	4,360	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (11.0%) (8.15%)

(1)	The range presented in the table reflects the discounts applied by the independent appraiser in arriving at their conclusion of market value. Management applies an additional 15% discount to the appraiser’s conclusion of market value to arrive at fair value.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 4 – FAIR VALUE  (Continued)

Carrying amount and estimated fair values of significant financial instruments at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$32,280	$32,280	$32,280	$—	$—
Time deposits in other financial institutions	21,452	21,429	—	21,429	—
Securities available for sale	95,689	95,689	—	95,584	105
Loans held for sale, at fair value	123	123	—	123	—
Loans, net of allowance	257,958	254,555	—	—	254,555
Restricted equity securities	1,727	NA	NA	NA	NA
Accrued interest receivable	1,218	1,218	14	414	790
Financial liabilities
Deposits with stated maturities	217,089	217,939	—	217,939	—
Deposits without stated maturity	191,010	191,010	191,010	—	—
Accrued interest payable	4,595	4,595	1	482	4,112
Subordinated debentures	23,000	12,500	—	—	12,500

	December 31, 2013
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$49,036	$49,036	$49,036	$—	$—
Time deposits in other financial institutions	6,500	6,524	—	6,524	—
Securities available for sale	81,926	81,926	—	81,821	105
Loans, net of allowance	265,668	264,613	—	—	264,613
Restricted equity securities	1,727	NA	NA	NA	NA
Accrued interest receivable	1,225	1,225	5	311	909
Financial liabilities
Deposits with stated maturities	233,777	234,984	—	234,984	—
Deposits without stated maturity	173,755	173,755	173,755	—	—
Accrued interest payable	4,287	4,287	1	564	3,722
Subordinated debentures	23,000	12,500	—	—	12,500

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

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

NOTE 5 – LOANS

Loans outstanding by category at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
Real estate construction:
Residential construction	$9,083	$8,454
Other construction	23,048	21,684
1-4 Family residential:
Revolving, open ended	19,783	22,513
First liens	84,002	86,318
Junior liens	1,936	1,991
Commercial real estate:
Farmland	8,241	7,667
Owner occupied	40,168	41,286
Non-owner occupied	51,398	48,137
Other real estate secured loans	2,913	4,800
Commercial, financial and agricultural:
Agricultural	686	839
Commercial and industrial	16,954	22,346
Consumer	4,948	5,474
Tax exempt	51	51
Other	1,053	2,147

	$264,264	$273,707

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 5 – LOANS  (Continued)

The following tables present activity in the allowance for loan losses and the outstanding loan balance by portfolio segment and are based on impairment methods as of and for the six-month and three-month periods ended June 30, 2014 and 2013. The balances for “recorded investment” in the following tables related to credit quality do not include approximately $790, $925 and $909 in accrued interest receivable at June 30, 2014, June 30, 2013 and December 31, 2013, respectively. Accrued interest receivable is a component of the Company’s recorded investment in loans.

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Six months ended June 30, 2014
Activity in the allowance for loan losses:
Beginning Balance	$1,249	$3,235	$1,273	$33	$704	$24	$—	$929	$592	$8,039
Charge-offs	—	(100)	—	—	—	—	—	(943)	—	(1,043)
Recoveries	44	9	17	—	9	2	—	29	—	110
(Reversal of) provision	(296)	(584)	(156)	(19)	(138)	(2)	—	450	(55)	(800)

Total ending allowance balance	$997	$2,560	$1,134	$14	$575	$24	$—	$465	$537	$6,306

Six months ended June 30, 2013
Activity in the allowance for loan losses:
Beginning Balance	$1,938	$4,133	$1,514	$226	$994	$14	$—	$368	$580	$9,767
Charge-offs	—	(706)	(2)	—	(449)	(4)	—	(33)	—	(1,194)
Recoveries	3	60	21	—	76	6	—	15	—	181
(Reversal of) provision	(432)	84	483	(144)	3	8	—	353	(55)	300

Total ending allowance balance	$1,509	$3,571	$2,016	$82	$624	$24	$—	$703	$525	$9,054

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 5 – LOANS  (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Three months ended June 30, 2014
Activity in the allowance for loan losses:
Beginning Balance	$1,081	$2,586	$1,196	$15	$663	$26	$—	$466	$580	$6,613
Charge-offs	—	(79)	—	—	—	—	—	(3)	—	(82)
Recoveries	39	5	9	—	3	1	—	18	—	75
(Reversal of) provision	(123)	48	(71)	(1)	(91)	(3)	—	(16)	(43)	(300)

Total ending allowance balance	$997	$2,560	$1,134	$14	$575	$24	$—	$465	$537	$6,306

Three months ended June 30, 2013
Activity in the allowance for loan losses:
Beginning Balance	$1,805	$4,417	$1,458	$200	$958	$14	$—	$603	$578	$10,033
Charge-offs	—	(651)	(2)	—	(353)	(1)	—	(24)	—	(1,031)
Recoveries	—	4	13	—	25	1	—	9	—	52
(Reversal of) provision	(296)	(199)	547	(118)	(6)	10	—	115	(53)	—

Total ending allowance balance	$1,509	$3,571	$2,016	$82	$624	$24	$—	$703	$525	$9,054

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 5 – LOANS  (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Ending allowance balance attributable to loans at June 30, 2014:
Individually evaluated for impairment	$172	$120	$99	$—	$127	$—	$—	$463	$—	$981
Collectively evaluated for Impairment	825	2,440	1,035	14	448	24	—	2	537	5,325

Total ending allowance balance	$997	$2,560	$1,134	$14	$575	$24	$—	$465	$537	$6,306

Ending allowance balance attributable to loans at December 31, 2013:

Individually evaluated for impairment	$476	$592	$276	$—	$176	$—	$—	$926	$—	$2,446
Collectively evaluated for Impairment	773	2,643	997	33	528	24	—	3	592	5,593

Total ending allowance balance	$1,249	$3,235	$1,273	$33	$704	$24	$—	$929	$592	$8,039

Loans at June 30, 2014:
Individually evaluated for impairment	$10,963	$2,088	$2,156	$115	$127	$10	$—	$927		$16,386
Collectively evaluated for impairment	21,168	103,633	97,651	2,798	17,513	4,938	51	126		247,878

Total loans balance	$32,131	$105,721	$99,807	$2,913	$17,640	$4,948	$51	$1,053		$264,264

Loans at December 31, 2013:
Individually evaluated for impairment	$11,370	$7,658	$4,883	$119	$176	$12	$—	$1,853		$26,071
Collectively evaluated for impairment	18,768	103,164	92,207	4,681	23,009	5,462	51	294		247,636

Total loans balance	$30,138	$110,822	$97,090	$4,800	$23,185	$5,474	$51	$2,147		$273,707

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 5 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the six months ended June 30, 2014:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$956	$956	$—	$1,094	$—	$—
Other construction	3,431	3,431	—	5,519	—	—
1-4 Family residential:
Revolving, open ended	5	5	—	38	—	—
First liens	849	849	—	1,032	7	8
Junior liens	—	—	—	55	—	(1)
Commercial real estate:
Owner occupied	—	—	—	1,016	—	—
Non-owner occupied	3,532	1,576	—	1,107	—	—
Other real estate loans	115	115	—	78	—	—
Commercial, financial and agricultural:
Agricultural	1	—	—	1	—	—
Commercial and industrial	112	112	—	37	—	—
Consumer	—	—	—	1	—	—

Total with no related allowance recorded	9,001	7,044	—	9,978	7	7

With an allowance recorded:
Real estate construction:
Residential construction	1,183	1,183	—	1,233	58	58
Other construction	5,394	5,394	306	3,322	3	3
1-4 Family residential:
Revolving, open ended	68	68	34	113	1	1
First Liens	1,166	1,166	86	2,866	31	31
Junior Liens	—	—	—	—	—	—
Commercial real estate:
Owner occupied	579	545	82	797	35	35
Non-owner occupied	35	35	—	805	8	8
Commercial, financial and agricultural:
Commercial and industrial	44	15	9	122	—	—
Consumer	10	10	—	10	—	—
Other loans	6,227	926	463	1,235	—	—

Total with an allocated allowance recorded	14,706	9,342	980	10,503	136	136

Total	$23,707	$16,386	$980	$20,481	$143	$143

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 5 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the three months ended June 30, 2014:

	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$1,641	$—	$—
Other construction	4,997		—
1-4 Family residential:
Revolving, open ended	3	—	—
First liens	967	1	2
Junior liens	42	1	(1)
Commercial real estate:
Owner occupied	818	(1)	—
Non-owner occupied	847	—	—
Other real estate loans	58	—	—
Commercial, financial and agricultural:
Commercial and industrial	56	—	—
Consumer	—	—	—

Total with no related allowance recorded	9,429	1	1

With an allowance recorded:
Real estate construction:
Residential construction	592	58	59
Other construction	3,837	3	3
1-4 Family residential:
Revolving, open ended	81	—	(1)
First Liens	1,238	15	8
Commercial real estate:
Owner occupied	273	35	35
Non-owner occupied	1,207	(25)	(28)
Commercial, financial and agricultural:
Commercial and industrial	96	—	—
Consumer	10	—	—
Other loans	926	—	—

Total with an allocated allowance recorded	8,260	86	76

Total	$17,689	$87	$77

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 5 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the six months ended June 30, 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$—	$—	$—	$843	$—	$—
Other construction	7,262	7,262	—	7,821	15	15
1-4 Family residential:
Revolving, open ended	598	598	—	213	1	7
First liens	1,251	1,251	—	1,918	15	18
Junior liens	57	57	—	66	2	2
Commercial real estate:
Owner occupied	1,094	1,094	—	1,096	23	25
Non-owner occupied	—	—	—	1,371	—	—
Other real estate secured loans	122	122	—	124	—	—
Commercial, financial and agricultural:
Commercial and industrial	32	21	—	124	1	1
Consumer	1	1	—	—	—	—

Total with no related allowance recorded	10,417	10,406	—	13,576	57	68

With an allowance recorded:
Real estate construction:
Residential construction	2,898	2,898	268	2,968	—	—
Other construction	5,994	4,038	456	3,046	19	19
1-4 Family residential:
Revolving, open ended	180	180	132	443	1	3
First Liens	5,349	5,349	426	4,897	91	82
Junior Liens	—	—	—	116	—	—
Commercial real estate:
Owner occupied	1,864	1,864	280	1,867	64	69
Non-owner occupied	2,256	2,257	621	1,512	70	70
Other real estate secured loans	—	—	—	1,466	—	—
Commercial, financial and agricultural:
Agricultural	2	1	—	1	—	—
Commercial and industrial	451	451	186	440	—	—
Consumer	15	15	—	5	—	—
Other loans	6,227	1,853	700	1,853	—	—

Total with an allocated allowance recorded	25,236	18,906	3,069	18,614	245	243

Total	$35,653	$29,312	$3,069	$32,190	$302	$311

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 5 – LOANS  (Continued)

Loans individually evaluated for impairment by class of loans as of and for the three months ended June 30, 2013:

	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$357	$(8)	$(8)
Other construction	6,907	15	15
1-4 Family residential:
Revolving, open ended	319	1	7
First liens	1,655	3	7
Junior liens	62	1	1
Commercial real estate:
Owner occupied	1,095	11	11
Non-owner occupied	1,061	(32)	(32)
Other real estate secured loans	124	—	—
Commercial, financial and agricultural:
Commercial and industrial	14	1	1
Consumer	1	—	—

Total with no related allowance recorded	11,595	(8)	2

With an allowance recorded:
Real estate construction:
Residential construction	3,011	(11)	(11)
Other construction	4,063	6	6
1-4 Family residential:
Revolving, open ended	378	—	2
First Liens	5,680	54	55
Junior Liens	42	(1)	(1)
Commercial real estate:
Owner occupied	1,940	29	31
Non-owner occupied	1,203	67	67
Other real estate secured loans	1,097	(35)	(36)
Commercial, financial and agricultural:
Agricultural	1	—	—
Commercial and industrial	641	25	—
Consumer	8	—	—
Other loans	1,853	—	—

Total with an allocated allowance recorded	19,917	134	113

Total	$31,512	$126	$115

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 5 – LOANS  (Continued)

Troubled Debt Restructurings

The Company has $19,328 of loans with allocated specific reserves of $845 to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2014 compared to $24,667 with allocated specific reserves of $2,122 at December 31, 2013. The Company lost $12 and $85 of interest income in the six months and $2 and $38 of interest income in the three months ended June 30, 2014 and 2013, respectively, that would have been recorded in interest income if the specific loans had not been restructured. The Bank had no commitments to lend additional funds to loans classified as troubled debt restructurings at June 30, 2014 or December 31, 2013.

During the first six months of 2014, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or granting of amortization terms for balloon notes that are longer than the Bank’s typical practice.

Modifications involving a reduction of the stated interest rate and extension of the maturity date of the loan were for periods ranging from six months to two years.

Loans classified as troubled debt restructurings are included in impaired loans.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 5 – LOANS  (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the first six months of 2014 and 2013:

June 30, 2014	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
1-4 Family residential:
Revolving, open ended	1	$35	$35
First liens	2	344	344
Commercial real estate:
Owner occupied	3	1,621	1,621
Non-owner occupied	1	35	35
Commercial, financial and agricultural
Commercial and industrial	5	130	130

Total	12	$2,165	$2,165

June 30, 2013
Real estate construction:
Other construction	3	$1,365	$1,365
1-4 Family residential:
Revolving, open ended	1	6	6
First liens	5	5,515	5,515
Commercial real estate:
Owner occupied	1	162	162
Commercial, financial and agricultural
Agricultural	1	1	1
Commercial and industrial	2	21	21
Consumer	5	16	16

Total	18	$7,086	$7,086

Troubled debt restructurings described above had an outstanding balance of $2,165 at June 30, 2014. There was no increase for the allowance for loan losses during the first six months of 2014. Troubled debt restructurings still accruing interest totaled $1,655 and $9,014 at June 30, 2014 and December 31, 2013, respectively.

A loan is considered to be in payment default once it is more than 90 days contractually past due under the modified terms.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 5 – LOANS  (Continued)

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the first six months of 2014.

June 30, 2014	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
1-4 Family residential:
First liens	1	$263	$263
Commercial real estate:
Owner occupied	1	221	221

Total	2	$484	$484

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the first six months of 2013.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 5 – LOANS  (Continued)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing by class of loans as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Nonaccrual	Loans past due over 90 days still accruing	Nonaccrual	Loans past due over 90 days still accruing
Real estate construction:
Residential construction	$2,139	$—	$2,514	$—
Other construction	8,807	—	8,833	—
1-4 Family residential:
Revolving, open ended	34	—	230	—
First Liens	778	—	868	—
Junior Liens	—	—	—	—
Commercial real estate:
Farmland	—	—	—	—
Owner occupied	324	—	324	—
Non-owner occupied	1,577	—	1,627	—
Other real estate loans	115	—	119	—
Commercial, financial and agricultural:
Agricultural	—	—	—	—
Commercial and industrial	1,102	—	1,784	—
Consumer	—	—	—	—
Other loans	927	—	1,853	—

Total	$15,803	$—	$18,152	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 5 – LOANS  (Continued)

The following table presents the aging of the recorded investment in past due loans, including nonaccrual loans as of June 30, 2014 and December 31, 2013 by class of loans:

June 30, 2014	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real estate construction:
Residential construction	$—	$—	$—	$—	$9,083	$9,083
Other construction	10	55	—	65	22,983	23,048
1-4 Family residential:
Revolving, open ended	291	156	34	481	19,302	19,783
First Liens	443	18	73	534	83,468	84,002
Junior Liens	—	—	—	—	1,936	1,936
Commercial real estate:
Farmland	—	157	—	157	8,084	8,241
Owner occupied	198	—	—	198	39,970	40,168
Non-owner occupied	26	—	—	26	51,372	51,398
Other real estate secured loans	—	—	115	115	2,798	2,913
Commercial, financial and agricultural:
Agricultural	—	—	—	—	686	686
Commercial and industrial	20	—	1,102	1,122	15,832	16,954
Consumer	30	—	—	30	4,918	4,948
Tax exempt	—	—	—	—	51	51
Other loans	—	—	926	926	127	1,053

Total	$1,018	$386	$2,250	$3,654	$260,610	$264,264

December 31, 2013	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real estate construction:
Residential construction	$—	$—	$—	$—	$8,454	$8,454
Other construction	110	13	—	123	21,561	21,684
1-4 Family residential:
Revolving, open ended	48	33	230	311	22,202	22,513
First Liens	295	358	162	815	85,503	86,318
Junior Liens	83	—	—	83	1,908	1,991
Commercial real estate:
Farmland	216	—	—	216	7,451	7,667
Owner occupied	747	221	324	1,292	39,994	41,286
Non-owner occupied	—	—	—	—	48,137	48,137
Other real estate secured loans	—	119	—	119	4,681	4,800
Commercial, financial and agricultural:
Agricultural	—	—	—	—	839	839
Commercial and industrial	1,058	—	1,784	2,842	19,504	22,346
Consumer	22	26	—	48	5,426	5,474
Tax exempt	—	—	—	—	51	51
Other loans	—	—	1,853	1,853	294	2,147

Total	$2,579	$770	$4,353	$7,702	$266,005	$273,707

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 5 – LOANS  (Continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

June 30, 2014	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction:
Residential construction	$6,404	$540	$—	$—	$—
Other construction	6,875	6,508	—	840	—
1-4 Family residential:
Revolving, open ended	19,210	6	—	494	—
First Liens	66,016	10,204	—	5,767	—
Junior Liens	1,936	—	—	—	—
Commercial real estate:
Farmland	5,522	911	—	1,808	—
Owner occupied	35,748	3,875	—	—	—
Non-owner occupied	41,669	5,281	—	2,837	—
Other real estate loans	2,798	—	—	—	—
Commercial, financial and agricultural:
Agricultural	630	—	—	56	—
Commercial and industrial	14,685	1,990	—	152	—
Consumer	4,797	3	—	138	—
Tax exempt	51	—	—	—	—
Other loans	127	—	—	—	—

Total	$206,468	$29,318	$—	$12,092	$—

December 31, 2013	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction:
Residential construction	$5,241	$698	$—	$—	$—
Other construction	5,525	6,447	—	857	—
1-4 Family residential:
Revolving, open ended	20,837	194	—	1,193	—
First Liens	69,877	3,807	—	5,349	—
Junior Liens	1,660	248	—	—	—
Commercial real estate:
Farmland	4,934	1,141	—	1,592	—
Owner occupied	34,594	1,580	—	1,856	—
Non-owner occupied	39,463	4,107	—	2,940	—
Other real estate loans	2,993	1,688	—	—	—
Commercial, financial and agricultural:
Agricultural	782	56	—	—	—
Commercial and industrial	19,761	2,098	—	311	—
Consumer	5,292	4	1	165	—
Tax exempt	51	—	—	—	—
Other loans	294	—	—	—	—

Total	$211,304	$22,068	$1	$14,263	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

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

	Six months ended June 30,		Three months ended June 30,
	2014	2013	2014	2013
Basic
Net income	$1,592	$593	$798	$390
Less: Earnings allocated to preferred stock	(723)	(481)	(419)	(242)
Less: Accretion of preferred stock discount	(33)	(98)	—	(50)

Net Income available to common stock	$836	$14	$379	$98

Weighted average common shares	3,274,828	3,274,469	3,274,830	3,274,545

Basic net income per common share	$0.26	$0.00	$0.12	$0.03

Diluted
Net income available to common stock	$836	$14	$379	$98

Weighted average common shares	3,274,828	3,274,469	3,274,830	3,274,545
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—

Average common shares and dilutive potential common shares outstanding	3,274,828	3,274,469	3,274,830	3,274,545

Diluted net income per common share	$0.26	$0.00	$0.12	$0.03

At June 30, 2014 and 2013, respectively, stock options for 55,400 and 64,700 shares of common stock were not considered in computing diluted net income per share for the six-month and three-month periods ended June 30, 2014 and 2013 because they were antidilutive.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2014

(Unaudited)

NOTE 7 – INCOME TAXES

The Company recorded no tax expense during the first six months of 2014. During 2010, the Company established a valuation allowance against all of its deferred tax assets and has maintained that valuation allowance through the first six months of 2014. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. Because the Company has recorded a valuation allowance against its deferred tax assets, any deferred tax benefit or expense will be offset by a corresponding increase or decrease, respectively, to the valuation allowance. Until the reversal of the deferred tax valuation allowance, tax benefit or expense from current year operations is expected to be minimal.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

(amounts in thousands, except share and per share data)

The following discussion compares the financial condition of the Company at June 30, 2014 to December 31, 2013, and the results of operations for the six months and three months ended June 30, 2014 and 2013. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014 (File No. 000-49966) (the “2013 Form 10-K”) and in other reports we file with the SEC from time to time, and the following:

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	greater than anticipated deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA;

•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions or regulatory developments;

•	the inability to meet the requirements of our regulatory orders and agreements, to which we and our Bank subsidiary are subject;

•	failure to maintain capital levels above levels required by banking regulations or commitments or agreements we make with our regulators;

•	the inability to comply with regulatory capital requirements, including those resulting from recently adopted changes to capital calculation methodologies and required capital maintenance levels, and to secure any required regulatory approvals for capital actions;

•	the continued reduction of our loan balances and, conversely, the inability to ultimately grow our loan portfolio;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

OVERVIEW  (Continued)

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	continuation of the historically low short-term interest rate environment;

•	the ability to retain large, uninsured deposits;

•	rapid fluctuations or unanticipated changes in interest rates;

•	any activity that would cause us to conclude that there was impairment of any asset, including goodwill or any other intangible asset;

•	our recording a further valuation allowance related to our deferred tax asset;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	further deterioration in the valuation of other real estate owned;

•	changes in accounting policies, rules and practices;

•	the actions of the owners of the preferred securities sold through our participation in the United States Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program (the “CPP”);

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other circumstances, many of which may be beyond our control.

All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

FINANCIAL CONDITION

At June 30, 2014, total assets were $452,139 and total liabilities were $441,510. Total assets increased $3,696 or 0.8% compared to $448,443 at December 31, 2013. Total liabilities increased $1,683, or 0.4%, compared to $439,827 at December 31, 2013. The increase in assets was caused by increases in time deposits in other financial institutions, securities available for sale and premises and equipment offset in part by decreases in cash and cash equivalents, net loans and other real estate owned. The increase in liabilities was caused by an increase in noninterest-bearing deposits offset in part by a decrease in interest-bearing deposits. Total equity increased 23.4%, or $2,013, to $10,629 at June 30, 2014 compared to $8,616 at December 31, 2013. The increase in equity is primarily due to net income and gains in other comprehensive income during the first six months of 2014 caused by market fluctuations in securities available for sale.

FINANCIAL CONDITION  (Continued)

Cash and Cash Equivalents

Cash and cash equivalents were $32,280 at June 30, 2014 compared to $49,036 at December 31, 2013. This decrease is primarily due to the use of cash to invest in time deposits in other financial institutions and securities available for sale. The Bank has continued to maintain high levels of liquid resources during 2014 due to the availability of excess liquidity in the Bank’s market area coupled with reduced loan demand as a result of weak economic conditions.

Time Deposits in Other Financial Institutions

Time deposits in other financial institutions totaled $21,452 at June 30, 2014 compared to $6,500 at December 31, 2013. Management has begun utilizing time deposits in other financial institutions in conjunction with the Bank’s securities portfolio in order to maximize yield and maintain a reasonable total duration for the Bank’s assets outside of the loan portfolio. Original maturities of time deposits in other financial institutions range from three months to 5 years. Most of the CDs with maturities beyond three years are callable with minimal early withdrawal penalties. All of the deposits are in FDIC insured institutions and the amount on deposit with each individual institution does not exceed the FDIC insurance limit of $250. As of June 30, 2014, time deposits in other financial institutions had a weighted average rate of 0.793% and a weighted average remaining life of 1.10 years.

Loans

Total loans (excluding loans held for sale) at June 30, 2014 were $264,264, compared to $273,707 at December 31, 2013, a decrease of $9,443 or 3.5%. The decrease in loans during the first six months of 2014 is due to regular loan payments outpacing demand for new loans and additional foreclosure activity.

Loans in the portfolio at June 30, 2014 of approximately $54,349, or 20.6%, are at a variable rate of interest, $194,112, or 73.4%, are at a fixed rate, and $15,803, or 6.0%, are nonaccrual. $101,912, or 38.6%, of total loans reprice within one year of June 30, 2014. As market rates dropped during the economic recession, management implemented rate floors for many variable rate loans in an effort to protect the Bank’s net interest margin. As a result, when market rates begin to rise, loans at their floor will not reprice at higher rates until market rates rise above their contractual floor rates. Only the loans noted above that have variable rates not at a floor rate will reprice with the first increase in market rates. The existence of these rate floors may negatively impact our net interest margin when rates begin to rise, at least until rates rise above these floors.

On June 30, 2014, the Company’s loan to deposit ratio (including loans held for sale) was 64.8%, compared to 67.2% at December 31, 2013. Management expects loan demand to modestly improve through the remainder of 2014, which should slow or stop the decline in gross loans, though excessive amounts of paydowns and foreclosure activity could result in some additional decreases in loan balances. Management anticipates that there will not be significant growth in loans until there are indicators of significant improvements in both the local and national economy, leading customers to begin spending more and resulting in increased demand. If the Company’s deposit growth among core deposit customers continues to outpace its loan demand, the Company’s net interest margin may be adversely affected as the funds from these deposits may be invested in securities and other interest earning assets, like time deposits in other financial institutions, that offer lower yields than loans.

FINANCIAL CONDITION  (Continued)

Securities Available for Sale

Set forth below is a table showing the carrying amount and breakdown of the Company’s securities available for sale at June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
U.S. government sponsored entities	$25,714	26.8%	$33,357	40.7%
Mortgage-backed (residential)	60,258	63.0%	42,281	51.6%
State and municipal	9,717	10.2%	6,288	7.7%

Total	$95,689	100.0%	$81,926	100.0%

The Company’s securities portfolio is used to, among other things, provide yield and for pledging purposes to secure public fund deposits. As of June 30, 2014, the carrying value of securities increased $13,763 to $95,689, compared to $81,926 at December 31, 2013. Securities available for sale as a percentage of total assets was 21.2% at June 30, 2014, compared to 18.3% at December 31, 2013. Net unrealized loss on securities available for sale was $57 at June 30, 2014, compared to a net unrealized loss of $1,200 at December 31, 2013. Changes in interest rates in the securities market and some re-positioning of the portfolio caused this fluctuation in the net unrealized loss. Management is continually monitoring the credit quality of the Bank’s investments and believes that the unrealized losses that existed in the Bank’s portfolio at June 30, 2014 were temporary based on the bond ratings and anticipated recovery of bonds held. At June 30, 2014, the Company did not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

During the first six months of 2014, the Bank sold a group of securities in an effort to reduce price volatility in the portfolio. The sale of securities resulted in a net gain of $40. The proceeds were reinvested in new mortgage-backed securities and taxable municipal securities.

Other Real Estate Owned

At June 30, 2014, other real estate owned (“ORE”) totaled $15,851, a decrease of $2,463 from $18,314 at December 31, 2013. This decrease is primarily due to the sale of properties during the first two quarters of 2014. The balance of ORE is comprised of properties acquired through or in lieu of foreclosure on real estate loans, property acquired by the Company for future Bank branch locations that is no longer intended for that purpose and is currently held for sale, and loans made to facilitate the sale of ORE properties that are required to be reported as ORE (“FAS 66 Loans”). The balances recorded for each individual property are based on appraisals that are not more than twelve months old, discounted by an additional 15%. The additional 15% discount was adopted by the Company beginning in the third quarter of 2010 based on an analysis of actual recoveries of ORE balances, including selling costs. Based on that analysis, the Company recorded a valuation allowance of $346 (recognized through ORE expense) in the third quarter of 2010. In addition, the Company began applying the additional 15% discount in its determination of specific reserves for impaired loans that are collateral dependent. As a result, the majority of the financial loss incurred by the Company as a result of the 15% discount has been recognized through loan charge-offs and the provision for loan losses at the time the property is transferred to ORE, with the foreclosed property being transferred into ORE at the discounted value. The Company annually updates its analysis regarding the additional 15% discount. Should such updates indicate that a change in the 15% discount is warranted, the Company would implement the change accordingly and that change would be applied to all properties that are subsequently moved into ORE. Additional write-downs of individual properties typically occur when the results of updated appraisals and further application of the 15% discount on the value reflected in the updated appraisal indicates that the value of the respective property has declined. The Company obtains updated appraisals for ORE properties at least annually. These write-downs are recognized in the quarterly period in which the appraisal is accepted by the Company.

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

The following table shows a breakdown of the ORE portfolio by category as of the end of the periods indicated:

	June 30, 2014		March 31, 2014		December 31, 2013		September 30, 2013
Bank Premises	$—	0.0%	$484	2.8%	$484	2.6%	$484	2.2%
Rental	7,246	45.7%	7,614	43.2%	7,616	41.6%	11,382	51.5%
Non-rental	1,135	7.2%	1,083	6.1%	1,126	6.2%	1,083	4.9%
Auction	—	0.0%	15	0.1%	21	0.1%	21	0.1%
Land	7,470	47.1%	8,432	47.8%	9,067	49.5%	9,147	41.3%

Total	$15,851	100.0%	$17,628	100.0%	$18,314	100.0%	$22,117	100.0%

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

FINANCIAL CONDITION  (Continued)

The following table provides activity within the ORE portfolio in terms of individual parcels for the six-month and three-month periods ended on the dates indicated:

	Rental	Non-rental	Auction	Land
Three Months Ended June 30, 2014
Foreclosures	1	2	—	1
Sales	5	1	3	6

Three Months Ended June 30, 2013
Foreclosures	8	1	—	—
Sales	13	1	5	2

Six Months Ended June 30, 2014
Foreclosures	2	2	—	1
Sales	10	2	3	9
Weighted average age of properties held at period end (months)	25.1	13.0	—	32.0

Six Months Ended June 30, 2013
Foreclosures	11	1	—	3
Sales	18	3	7	5
Weighted average age of properties held at period end (months)	14.7	6.5	50.5	18.4

The following table sets forth information related to the largest five ORE properties held by the Company as of June 30, 2014:

Property Description	Original loan classification	Original Loan Amount	Charge-off prior to transfer into ORE	Write-down after transfer into ORE	Carrying Balance
Unimproved land	Real estate construction	$5,000	$905	$536	$2,949
Unimproved land	Real estate construction	3,103	1,896	204	961
Unimproved land	Real estate construction	2,546	196	85	927
Mixed use commercial property	Commercial real estate	3,684	1,536	196	850
Unimproved land	Real estate construction	1,134	402	—	799

The following table sets forth information related to the largest five ORE properties held by the Company as of December 31, 2013:

Property Description	Original loan classification	Original Loan Amount	Charge-off prior to transfer into ORE	Write-down after transfer into ORE	Carrying Balance
Unimproved land	Real estate construction	$5,000	$905	$374	$3,111
Unimproved land	Real estate construction	3,103	1,896	204	961
Unimproved land	Real estate construction	2,546	196	85	927
Mixed use commercial property	Commercial real estate	3,684	1,536	196	850
Unimproved land	Real estate construction	1,134	402	—	799

FINANCIAL CONDITION  (Continued)

Each of the ORE properties identified in the June 30, 2014 table above is listed with a real estate agent and/or listed as available for sale on the Bank’s website. The four properties classified as unimproved land were, at the time the loans were made, intended to be developed. The property carried at $2,949 is commercial property located in an area that remains significantly and negatively impacted by the downturn in the real estate market. Although the Company continues to actively market the property, management anticipates that it could take a significant amount of time to sell the property. The properties carried at $961, $927 and $799 are located in residential areas that were also negatively impacted by the downturn in the economy. Although there are some positive indicators of improvements in the local markets where the properties are located, management believes it will likely require a significant amount of time to sell the properties. The commercial real estate property is income producing rental property that is being managed by a third party property manager on behalf of the Company. The Company continues to market this rental property, but because of the income producing nature of the property, it is likely that management will resist selling the property for less than the current carrying value of the property.

Deposits

The Company relies on the Bank’s deposit growth, as well as alternative funding sources such as other borrowed money, FHLB advances, and federal funds purchased from correspondent banks, to fund its operations.

The following table sets forth the composition of the deposits at June 30, 2014 and December 31, 2013.

	June 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$58,857	14.4%	$53,980	13.2%
Interest-bearing demand accounts	132,401	32.4%	120,259	29.5%
Savings accounts	26,518	6.5%	24,770	6.1%
Time deposits greater than $100	86,587	21.2%	97,294	23.9%
Other time deposits	103,736	25.5%	111,229	27.3%

Total	$408,099	100.0%	$407,532	100.0%

The following table sets forth all time deposits broken down by remaining maturity at June 30, 2014:

Less than three months	$41,323
Three months through twelve months	107,628
One year through three years	26,585
More than three years	14,787

Total	$190,323

Total deposits were $408,099 at June 30, 2014, compared to $407,532 at December 31, 2013, an increase of $567. The increase was primarily due to increases in noninterest-bearing demand deposits offset in part by decreases in interest-bearing deposits.

FINANCIAL CONDITION  (Continued)

During 2012 and 2013 and through June 30, 2014, the Bank has maintained higher levels of liquid assets due to the availability of excess liquidity in the Bank’s market area coupled with reduced loan demand as a result of weak economic conditions. Management has been utilizing the available cash to pay off national market and broker deposits as they have matured, resulting in significant reductions in cost of funds. Management has been seeking additional core customer deposits during 2014 and anticipates that it will continue to do so in order to improve the Bank’s overall liquidity position as well as net interest income and to continue to reduce the Bank’s reliance on national market and broker deposits.

Shareholders’ Equity

At June 30, 2014, shareholders’ equity totaled $10,629, an increase of $2,013 from $8,616 at December 31, 2013. The increase was primarily due to net income combined with gains in other comprehensive income.

The 17,806 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Senior Preferred Shares”) have a $21,041 liquidation value and had a cumulative dividend rate of 5% per year, until May 15, 2014, and a dividend rate of 9% thereafter. In addition, under the terms of the CPP, the Company issued warrants to U.S. Treasury to purchase additional preferred shares equal to 5% of the investment in Senior Preferred Shares at a discounted exercise price. The U.S. Treasury exercised the warrants immediately upon investment in the Senior Preferred shares, which resulted in issuance of 890 shares of Fixed Rate Perpetual Preferred Shares, Series B (the “Warrant Preferred Shares” and together with the Senior Preferred Shares, the “Preferred Shares”) . The U.S. Treasury’s exercise of the warrants resulted in a net discount on the issuance of the preferred shares of $890. The discount was amortized over a five year period, which ended on February 27, 2014. The Warrant Preferred Shares have a liquidation value of $1,170 and a cumulative dividend rate of 9% per year until redeemed. Dividends on both Senior Preferred Shares and Warrant Preferred Shares are required to be paid quarterly. Total required annual dividends for both Senior Preferred Shares and Warrant Preferred Shares are expected to be as follows: 2014: $1,564; 2015 and thereafter: $1,683 per year. The Company is permitted to redeem all or a portion of the Preferred Shares at any time after consultation with its primary federal regulator, but may not redeem the Warrant Preferred Shares until all of the Senior Preferred Shares have been redeemed. Holders of both the Senior Preferred and Warrant Preferred shares would be entitled to receive accrued but unpaid dividends in conjunction with any such redemption.

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

The Company received none of the proceeds from the sale of the Senior Preferred or Warrant Preferred shares by the U.S. Treasury. The sale of the securities had no effect on the terms of the outstanding securities, including the Company’s obligation to satisfy accrued and unpaid dividends or the holders’ right to elect two members to the board of directors of the Company. Further, the sale of the securities has no effect on the Company’s capital, regulatory capital, financial condition or results of operations. Upon the closing of the sale of the securities, the Company is no longer subject to various executive compensation and corporate governance requirements to which participants in the CPP were subject while the U.S. Treasury held the securities.

FINANCIAL CONDITION  (Continued)

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company would not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The board resolution was replaced by the Written Agreement that the Company entered into with the FRB on April 19, 2012, the terms of which similarly prohibit the Company from incurring debt, paying dividends or interest or redeeming shares of its capital stock. The Company requested permission to make dividend payments on its Preferred Shares and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three issues of subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common or preferred stock, including the Preferred Shares, and the Company’s subsidiaries may not pay dividends on the subsidiaries’ common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the Preferred Shares beginning in the second quarter of 2011. At June 30, 2014, the Company has $4,112 of interest on its subordinated debentures accrued for which payment is being deferred. In addition, the Company has accumulated $3,515 in deferred dividends on the Preferred Shares. The Bank’s subsidiary Community First Properties, Inc. suspended the payment of dividends on its preferred stock beginning with the dividend payment due on December 31, 2011. At June 30, 2014, Community First Properties, Inc. has $47 of preferred stock dividends accrued for which payment is being deferred.

RESULTS OF OPERATIONS

Net Income

The Company had net income of $1,592 for the six months ended June 30, 2014 compared to net income of $593 for the same period in 2013, an increase in net income of $999. Net income available to common shareholders was $836 for the first six months of 2014 compared to $14 for the same period in 2013.

The Company had net income of $798 for the three months ended June 30, 2014 compared to net income of $390 for the same period in 2013, an increase in net income of $408. Net income available to common shareholders was $379 for the three months ended June 30, 2014 compared to net income available to common shareholders of $98 for the same period in 2013.

RESULTS OF OPERATIONS  (Continued)

Average Balance Sheets, Net Interest Income

Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity and an analysis of net interest income for the six month periods ended June 30, 2014 and 2013. The table reflects how changes in the volume of interest earning assets and interest-bearing liabilities and changes in interest rates have affected our interest income, interest expense, and net interest income for the periods indicated. Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (changes in rate multiplied by prior volume); and (3) changes in rate/volume (changes in rate multiplied by change in volume). The changes attributable to the combined impact of volume and rate have all been allocated to the changes due to rate.

		June 30, 2014		June 30, 2013
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Due to Volume (1)	Change Due to Rate (2) (3)	Total
Gross loans (a and b)	$266,708	5.22%	$6,907	$298,975	5.50%	$8,149	$(880)	$(362)	$(1,242)
Taxable securities available for sale	85,134	2.13%	899	65,030	1.77%	571	177	151	328
Tax exempt securities available for sale	2,918	3.25%	47	4,735	3.32%	78	(30)	(1)	(31)
Federal funds sold and other	55,784	0.54%	150	89,378	0.34%	151	(57)	56	(1)

Total interest earning assets	410,544	3.93%	8,003	458,118	3.94%	8,949	(790)	(156)	(946)
Cash and due from banks	3,611			3,631
Other nonearning assets	43,525			43,494
Allowance for loan losses	(7,305)			(9,823)

Total assets	$450,375			$495,420

Deposits:
NOW & money market investments	$127,180	0.43%	$272	$113,167	0.56%	$315	$39	$(82)	$(43)
Savings	25,990	0.10%	13	21,609	0.12%	13	2	(2)	—
Time deposits $100 and over	91,288	0.95%	429	119,798	1.13%	671	(160)	(82)	(242)
Other time deposits	107,585	0.81%	431	135,211	1.12%	749	(153)	(165)	(318)

Total interest-bearing deposits	352,043	0.66%	1,145	389,785	0.90%	1,748	(272)	(331)	(603)
Federal Home Loan Bank advances	—	0.00%	—	8,812	2.47%	108	(108)	—	(108)
Subordinated debentures	23,000	3.42%	390	23,000	3.45%	393	—	(3)	(3)
Repurchase agreement	—	0.00%	—	5,685	3.33%	94	(94)	—	(94)
Federal funds purchased and other	—	0.00%	—	4	0.00%	0	—	—	—

Total other borrowings	23,000	3.42%	390	37,501	3.20%	595	(202)	(3)	(205)
Total interest-bearing liabilities	375,043	0.83%	1,535	427,286	1.11%	2,343	(474)	(334)	(808)
Noninterest-bearing liabilities	65,993			57,975

Total liabilities	441,036			485,261
Shareholders’ equity	9,339			10,159

Total liabilities and shareholders’ equity	$450,375			$495,420

Net interest income			$6,468			$6,606	$(316)	$178	$(138)

Net interest margin		3.18%			2.91%

(a)	Interest income includes fees on loans of $217 and $286 in 2014 and 2013, respectively.
(b)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.
(1)	Changes in volume multiplied by prior rate
(2)	Changes in rate multiplied by prior volume
(3)	Changes in rate multiplied by change in volume

RESULTS OF OPERATIONS  (Continued)

Net Interest Income

Net interest income for the first six months of 2014 was $6,468, a decrease of $138, or 2.1% compared to $6,606 for the same period in 2013. The decrease in net interest income is primarily due to decreases in the average balance of earning assets offset in part by decreases in the average balance of time deposits, FHLB advances and the repurchase agreement in addition to decreases in the average rate paid on time deposits.

Despite the decrease in absolute dollars of net interest income, the Bank’s net interest margin improved from 2.91% at June 30, 2013 to 3.18% at June 30, 2014. This improvement is primarily due to a decrease in the average rate paid on interest-bearing liabilities. Beginning in 2013 and continuing through the first six months of 2014, the Bank had several high-priced interest-bearing liabilities mature, and these funding sources did not have to be replaced due to the Bank’s excess liquidity. The Bank also decreased the rate paid on interest-bearing core deposits. The improvement in net interest margin is further due to the Bank’s efforts to mitigate the effect of weakened loan demand on interest income by investing excess liquidity in available for sale securities and time deposits in other financial institutions.

Total interest income for the first six months of 2014 was $8,003 a decrease of $946 from $8,949 for the same period in 2013. The decrease is primarily due to a decline in loan interest income as a result of the decrease in loan balances. The average balance of loans during the first six months of 2014 was $266,708, a decrease of $32,267 from $298,975 during the same period in 2013. The decrease in the average balance of loans is due to continued weak loan demand. The decrease in net interest income is further due to a decrease in the average rate earned on loans in the first six months of 2014 compared to the same period in 2013.

Interest income on taxable securities increased $328 to $899 in the first six months of 2014 compared to $571 in the first six months of 2013. The increase is primarily due to an increase in the average balance of taxable securities combined with an increase in the average rate earned on taxable securities.

The average balance of federal funds sold and other during the first six months of 2014 was $55,784, a decrease of $33,594 from $89,378 during the same period in 2013. This decrease is due to excess liquidity being invested in available for sale securities. The average rate earned on federal funds sold and other in the first six months of 2014 was 0.54% compared to 0.34% for the same period in 2013. The increase in rate is due to the Company’s utilization of excess cash by investing in time deposits in other financial institutions.

Total interest expense was $1,535 in the first six months of 2014, a decrease of $808 from $2,343 in the first six months of 2013. The decrease in interest expense is largely due to a reduction in the average rate paid on deposits and the average balance of deposits in the first six months of 2014 compared to the same period in 2013. The decrease is further due to the maturity of FHLB advances and the repurchase agreement in 2013.

Total interest expense on deposits was $1,145 in the first six months of 2014, a reduction of $603 from $1,748 in the first six months of 2013. The average rate paid on deposits was 0.66% in the first six months of 2014 compared to 0.90% for the same period in 2013. The most significant decreases in average rates were on time deposits. The reduction in average rate paid on deposits was the result of continued decreases in market rates in the Bank’s market area as well as some shift in the Bank’s deposit mix from time deposits into NOW and money market accounts. Management believes this shift in deposit mix is due to the current rate environment.

Net interest income for the three months ended June 30, 2014 was $3,260, an increase of $22, or 0.7% compared to $3,238 for the same period in 2013. The increase in net interest income is primarily due to decreases in the average rate paid for deposits and the average balance of FHLB advances and the repurchase agreement offset in part by decreases in the average balance of earning assets, similar to factors noted above for the first six months of 2014.

RESULTS OF OPERATIONS  (Continued)

Total interest income for the three months ended June 30, 2014 was $4,013 a decrease of $328 from $4,341 for the same period in 2013. The decrease is primarily due to a decline in loan interest income as a result of the decrease in loan balances, similar to factors noted above.

Total interest expense was $753 for the three months ended June 30, 2014, a decrease of $350 from $1,103 for the same period in 2013. The decrease in interest expense is largely due to a reduction in the average rate paid on deposits and the average balance of deposits combined with the maturity of FHLB advances and the repurchase agreement in the three months ended June 30, 2013.

RESULTS OF OPERATIONS (Continued)

Provisions for Loan Losses

In the first six months of 2014, the Bank reversed $800 of the allowance for loan loss as a result of improvements in asset quality and reductions in gross loans. In the first six months of 2013, the Bank recorded provision for loan loss of $300. The ratio of allowance for loan losses to gross loans was 2.39% at June 30, 2014 compared to 2.94% at December 31, 2013.

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

Nonperforming loans decreased from $27,166 at December 31, 2013 to $18,566 at June 30, 2014. The decrease in nonperforming loans is due to improved credit standing for problem loan relationships, foreclosure activity and some decreases in troubled debt restructurings (“TDRs”). Management has been focused on reducing the Bank’s overall level of problem assets. Elimination of those problem assets often requires foreclosure of problem loans, resulting in charge-offs and the balance of the loan moving to ORE. Once the Bank has control of the collateral, it is then able to undertake efforts to liquidate the assets. The ratio of the allowance to nonperforming loans was 30.15% at June 30, 2014, compared to 29.59% at December 31, 2013. The portion of the allowance attributable to impaired loans was $981 at June 30, 2014, a decrease from $2,446 at December 31, 2013. Total impaired loans totaled $16,386 at June 30, 2014 compared to $26,071 at December 31, 2013.

The portion of the allowance attributable to historical and environmental factors has decreased since December 31, 2013. Management’s evaluation of the allowance for loan losses, in addition to specific loan allocations, is based on volume of non-impaired loans and changes in credit quality and environmental factors. The balance of non-impaired loans decreased during the first six months of 2014 due to the reduction in gross loans.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2014 and December 31, 2013, based on the most recent analysis performed, the risk category of loans by segment of loans is as follows:

June 30, 2014	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$13,279	$7,048	$—	$840	$—
1-4 Family residential	87,162	10,210	—	6,261	—
Commercial real estate	82,939	10,067	—	4,645	—
Other real estate loans	2,798	—	—	—	—
Commercial, financial and agricultural	15,315	1,990	—	208	—
Consumer	4,797	3	—	138	—
Tax exempt	51	—	—	—	—
Other loans	127	—	—	—	—

Total	$206,468	$29,318	$—	$12,092	$—

December 31, 2013	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$10,766	$7,145	$—	$857	$—
1-4 Family residential	92,374	4,249	—	6,542	—
Commercial real estate	78,991	6,828	—	6,388	—
Other real estate loans	2,993	1,688	—	—	—
Commercial, financial and agricultural	20,543	2,154	—	311	—
Consumer	5,292	4	1	165	—
Tax exempt	51	—	—	—	—
Other loans	294	—	—	—	—

Total	$211,304	$22,068	$1	$14,263	$—

RESULTS OF OPERATIONS (Continued)

The table below illustrates changes in the AFLL ratio (the ratio, expressed as a percentage, of the allowance for loan losses to total gross loans) over the past five quarters and the changes in related risk metrics over the same periods:

Quarter Ended	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013	June 30, 2013
AFLL Ratio	2.39%	2.51%	2.94%	2.94%	3.07%
ASC 450 allowance ratio (1)	2.15%	2.20%	2.26%	2.22%	2.25%
Specifically impaired loans (ASC 310 component)	$981	$1,234	$2,446	$2,609	$3,069
Historical and environmental (ASC 450-10 component)	5,325	5,379	5,593	5,754	5,985

Total allowance for loan loss	$6,306	$6,613	$8,039	$8,363	$9,054

Nonperforming loans to gross loans (2)	7.92%	7.55%	9.93%	9.85%	12.29%
Impaired loans to gross loans	6.20%	7.21%	9.53%	9.14%	9.94%
Allowance to nonperforming loans ratio	30.15%	33.27%	29.59%	29.83%	24.97%
Quarter-to-date net charge offs to average gross loans (3)	0.00%	0.33%	0.02%	0.23%	0.33%

(1)	Historical and environmental component as a percentage of non-impaired loans.
(2)	Nonaccrual loans and loans past due 90 or more days still accruing interest, and troubled debt restructurings still accruing interest as a percentage of gross loans.
(3)	Annualized.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

The following table presents information regarding loans included as nonaccrual and troubled debt restructurings and the gross income that would have been recorded in the six-month and three-month periods ended June 30, 2014 and 2013 if the loans had been current:

	Six months ended		Three months ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
Nonaccrual interest	$579	$3,464	$273	$384
Troubled debt restructurings interest	12	85	2	38

RESULTS OF OPERATIONS (Continued)

Noninterest Income

Total noninterest income for the first six months of 2014 was $1,232, a decrease of $197, or 13.8% from $1,429 for the same period in 2013. The decrease is due to a decrease in gain on sale of securities available for sale and other service charges, commissions and fees.

Gain on sale of securities available for sale for the first six months of 2014 was $40, a decrease of $142, or 78.0%, from $182 for the same period in 2012. This is due to the Company selling fewer securities during the first six months of 2014 than in the same period in 2013.

There were no other service charges, commissions and fees for the first six months of 2014 compared to $66 for the same period in 2013. The decrease in other service charges, commissions and fees is a result of a decrease in income from an equity investment in a development partnership and a decrease in check printer income due to a change in service provider.

Total noninterest income for the three months ended June 30, 2014 was $665, a decrease of $167, or 20.1%, from $832 for the same period in 2012. The decrease is due to a decrease in the gain on sale of securities available for sale and a decrease in other service charges, commissions and fees, similar to factors noted above for the six month period ended June 30, 2014.

The table below shows noninterest income for the six-month and three-month periods ended June 30, 2014 and 2013.

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Service charge on deposit accounts	$854	$832	$447	$448
Gain on sale of loans	22	49	12	19
Gain on sale of securities available for sale	40	182	40	182
Other:
Investment service income	74	44	46	26
Safe deposit box rental	15	14	7	6
Credit life insurance commissions	2	2	2	—
Bank Owned Life Insurance income	128	138	65	70
ATM income	66	64	32	32
Other customer fees	20	29	11	16
Other equity investment income	8	9	2	2
Other service charges, commissions and fees	3	66	1	31

Total noninterest income	$1,232	$1,429	$665	$832

RESULTS OF OPERATIONS (Continued)

Noninterest Expense

Noninterest expense for the first six months of 2014 was $6,908, a decrease of $234, or 3.3% from $7,142 for the same period in 2013. The decrease is primarily due to decreases in occupancy expense, legal fees, audit and accounting fees, regulatory and compliance expense and furniture and equipment expense. The decrease was offset in part by slight increases in advertising and public relations expense, data processing expense and salaries and employee benefits.

Occupancy expense totaled $372 in the first six months of 2014, a decrease of $119, or 24.2%, from $491 for the same period in 2013. The decrease is primarily due to a one-time adjustment of deferred rent expense related to a long-term lease on property utilized for one of the Bank’s branch locations. During the first quarter of 2014, the Bank purchased the property from the lessor, terminating the lease. In addition, this purchase eliminated the regular monthly lease payment, which created ongoing savings.

Legal fees totaled $25 in the first six months of 2014, a decrease of $90, or 78.3%, from $115 for the same period in 2013. The decrease is primarily due to the Company being involved in fewer activities requiring legal consultation in 2014 compared to 2013.

Audit and accounting fees totaled $156 in the first six months of 2014, a decrease of $68, or 30.4%, from $224 for the same period in 2013. The decrease is primarily due to a reduction in the use of outsourced internal audit services.

Regulatory and compliance expense totaled $532 in the first six months of 2014, a decrease of $66, or 11.0%, from $598 for the same period in 2013. The decrease is primarily due to a reduction in the Bank’s FDIC insurance expense premium as higher equity levels at the Bank have resulted in lower assessments.

Furniture and equipment expense totaled $154 in the first six months of 2014, a decrease of $50, or 24.5%, from $204 for the same period in 2013. The decrease is primarily due to a large amount of our furniture, fixtures and equipment reaching full depreciation during 2013.

Advertising and public relations expense totaled $102 in the first six months of 2014, an increase of $52, or 104.0%, from $50 for the same period in 2013. This increase is primarily due to increased support of the community donations and some additional marketing efforts during 2014.

Data processing expense totaled $568 in the first six months of 2014, an increase of $46, or 8.8%, from $522 for the same period in 2013. This increase is primarily due to an expanded relationship with our payroll processor, ADP, which began in late 2013. Through this expanded relationship, ADP now provides electronic human resources and benefits administration services in addition to payroll processing services.

Salaries and employee benefits totaled $3,298 in the first six months of 2014, an increase of $41, or 1.3%, from $3,257 for the same period in 2013. This increase is due to cost of living salary adjustments and an increase in the Bank’s portion of employee medical insurance costs.

Noninterest expense for the three months ended June 30, 2014 was $3,427, a decrease of $253, or 6.9% from $3,680 for the same period in 2013. The decrease is primarily due to reductions in other real estate expense, legal expense, audit and accounting fees, regulatory and compliance expense and furniture and equipment expense. The decrease was offset in part by slight increases in salaries and employee benefits, advertising and public relations expense and data processing expense.

Other real estate expense totaled $139 for the three months ended June 30, 2014, a decrease of $256, or 64.8%, from $395 for the same period in 2013. This is primarily due to the decrease of valuation losses based on reappraisals.

The decreases in legal expense, audit and accounting fees, regulatory and compliance expense and furniture and equipment expense and increases in salaries and employee benefits, advertising and public relations expense and data processing expense in each case for the three-month period ended June 30, 2014, when compared to the comparable period in 2013, were caused by similar factors to those noted above for the six-month period ended June 30, 2014.

RESULTS OF OPERATIONS  (Continued)

The table below shows noninterest expense for the six-month and three-month periods ended June 30, 2014 and 2013:

	Six Months Ended June 30,		Three Months Ended June 30,
	2014	2013	2014	2013
Salaries and employee benefits	$3,298	$3,257	$1,651	$1,605
Regulatory and compliance	532	598	268	304
Occupancy	372	491	226	225
Furniture and equipment	154	204	77	103
Data processing fees	568	522	293	259
Advertising and public relations	102	50	47	8
Operational expense	206	202	106	102
Other real estate expense	378	369	139	395
Other:
Loan expense	24	15	2	(27)
Legal	25	115	3	62
Audit and accounting fees	156	224	77	115
Postage and freight	145	125	74	61
Director expense	124	111	63	55
ATM expense	326	299	167	157
Amortization of intangible asset	69	69	35	35
Holding losses on loans held for sale	(12)	(1)	(12)	(1)
Insurance expense	196	195	98	98
Printing	36	41	18	21
Other employee expenses	51	37	25	16
Dues & memberships	24	24	12	13
Miscellaneous taxes and fees	21	32	2	11
Federal Reserve and other bank charges	21	23	10	12
Other	92	140	46	51

Total noninterest expense	$6,908	$7,142	$3,427	$3,680

RESULTS OF OPERATIONS  (Continued)

Income Taxes

During 2010, the Company established a valuation allowance against all of its deferred tax assets and has maintained that valuation allowance through the first six months of 2014.

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

As of June 30, 2014, we have federal and state income tax net operating loss (NOL) carryforwards of $25,648 and $53,753, which will expire at various dates from 2020 through 2032. Such NOL carryforwards expire as follows:

	Federal	State
2020-2024	$—	$19,738
2025-2029	—	34,015
2030-2032	25,648	—

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

The Bank’s primary uses of cash are lending to its borrowers and investing in securities and short-term interest-earning assets. During 2013, regular loan repayments outpaced loan demand, resulting in a decrease in gross loans and contributing to the increase in cash and cash equivalents. During the first six months of 2014, this trend continued and management began utilizing some of the available liquidity to invest in securities available for sale and time deposits in other financial institutions. Although management expects loan demand to modestly improve through the remainder of 2014, which should slow or stop the decline in gross loans, management anticipates that there will not be significant growth in loans until there are indicators of significant improvements in both the local and national economy, leading customers to begin spending more and resulting in increased demand.

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

As of June 30, 2014, we believe that we are in compliance with all provisions of the Consent Order that were required to be completed by June 30, 2014, including the minimum capital ratios required by the Consent Order. All plans required by the Consent Order have been prepared and submitted to the FDIC and have been accepted by the FDIC.

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

The Company’s principal source of liquidity for dividend payments is dividends received from the Bank. Although the Bank was profitable in each of 2012 and 2013, and the first six months of 2014, the Bank is prohibited under the terms of the Consent Order with the FDIC and the written agreement with the Department from paying dividends to the Company without prior approval from the FDIC and the Department.

LIQUIDITY AND CAPITAL RESOURCES  (Continued)

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company will not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The terms of the Written Agreement, which replaced the board resolution, among other things, similarly prohibit the Company from incurring debt, paying dividends or interest or redeeming shares of its capital stock without the approval of the FRB. The Company requested permission to make dividend payments on the Preferred Shares and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three issuances of subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common stock or preferred stock, including the Preferred Shares, and the Company’s subsidiary may not pay dividends on the subsidiary’s common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the Preferred Shares beginning in the second quarter of 2011. At June 30, 2014, the Company has $4,112 of interest accrued on its subordinated debt for which payment is being deferred. In addition, the Company has accumulated $3,515 in deferred dividends on the Preferred Shares as of June 30, 2014. The Company’s subsidiary Community First Properties, Inc. suspended payment of its dividends on its preferred stock beginning with the dividend payment due December 31, 2011. At June 30, 2014, Community First Properties, Inc. has $47 of preferred stock dividends accrued for which payment is being deferred. Since the Company has deferred payment of dividends on the Preferred Shares for more than six quarters, the holders of the Preferred Shares now have the right to elect up to two directors to the Company’s board of directors. On April 14, 2014, the U.S. Treasury sold all of the shares of Preferred Stock it owned in a modified Dutch auction. The Company received none of the proceeds from the sale by the U.S. Treasury of the Preferred Shares.

Although the Bank was profitable in each of 2012 and 2013, and the first six months of 2014, the Bank is prohibited under the terms of the Consent Order with the FDIC and the written agreement with the Department from paying dividends to the Company without prior approval from the FDIC and the Department. The Company is also restricted in the types and amounts of dividends it can pay by the terms of the Preferred Shares and by the terms of the Written Agreement, which prohibits the Company from paying interest or dividends (including interest on the Company’s subordinated debentures and dividends on the Company’s Preferred Shares) without the FRB’s prior approval. The Company is currently considering the options available to it to increase capital levels at the Bank and the Company, including the sale of common or preferred stock of the Company, or alternatively the sale of the Company. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company. This change in control would likely qualify as a change in control under the IRS’s regulations related to the preservation of net operating loss carryforwards causing the Company to likely forfeit this benefit. The loss of this benefit would not cause the Company to recognize a cash charge, but rather would eliminate the benefit that the Company would otherwise be able to utilize to offset future year’s profits, if any, to reduce the Company’s tax liability.

LIQUIDITY AND CAPITAL RESOURCES  (Continued)

On April 19, 2012, the Company entered into the Written Agreement with the FRB. The Written Agreement replaces the board resolution adopted by the Board of Directors on January 18, 2011. Under the terms of the Written Agreement, the Company has agreed to, among other things, take the following actions:

•	Take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including taking steps to ensure that the Bank complies with the Consent Order (as defined below);

•	Submit within 60 days of April 19, 2012 a written plan to maintain sufficient capital at the Company on a consolidated basis, and within 10 days of approval of the plan by the FRB, adopt the approved capital plan;

•	Submit within 60 days of April 19, 2012 a written statement of the Company’s planned sources and uses of cash for debt service, operating expenses, and other purposes for 2012;

•	Provide notice in compliance with applicable federal law and regulations, of any changes in directors or senior executive officer of the Company;

•	Comply with applicable federal law and regulations restricting indemnification and severance payments; and

•	Provide within 45 days after the end of each calendar quarter, a written progress report detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement.

In addition, under the terms of the Written Agreement, the Company has agreed to, among other things, the following actions:

•	Refrain from declaring or paying any dividends without prior approval;

•	Not directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank without prior approval;

•	Not (along with the Company’s non-bank subsidiary) make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior approval;

•	Not (along with the Company’s non-bank subsidiary) directly or indirectly incur, increase, or guarantee any debt without prior approval; and

•	Not directly or indirectly purchase or redeem any shares of its stock without prior approval.

As of June 30, 2014 all of the plans required to be submitted to the FRB have been submitted and approved. Management believes that the Company is in compliance with the requirements of the Written Agreement as of June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES  (Continued)

In late 2010, the Basel Committee on Banking Supervision issued “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”), a new capital framework for banks and bank holding companies. Basel III will impose a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. In July 2013, the federal bank regulatory agencies, including the Federal Reserve and the FDIC, adopted final rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in Basel III and certain provisions of the Dodd-Frank Act. The final rules apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules establish a new common equity Tier 1 minimum capital requirement of 4.5% and a minimum Tier 1 capital requirement of 6% (up from the currently required 4%) and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status. The rules, which become effective as to the Bank on January 1, 2015, limit a banking organization’s capital distributions and certain discretionary bonus payments as well as a banking organization’s ability to repurchase its own shares if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. As a result, when fully phased in, the capital requirements, inclusive of the capital conservation buffer, would be a Tier 1 leverage ratio of 4%, a Tier 1 common risk-based equity capital ratio of 7%, a Tier 1 equity risk-based capital ratio of 8.5% and a total risk-based capital ratio of 10.5%. Under the new rules, Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments and non-cumulative preferred stock, subject to certain eligibility standards, less specified intangible assets and other regulatory deductions. The Company’s Preferred Shares and trust preferred securities will continue to be considered Tier 1 capital under grandfathering provisions included in the new rules. The new rules also introduce a new regulatory capital ratio, common equity Tier 1 capital, which will generally consist of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less specified intangible assets and other regulatory deductions. The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt out of a requirement to include unrealized gains and losses in Accumulated Other Comprehensive Income. Because the Company’s total consolidated assets are below $500 million, these new capital rules will not be applicable to the Company on a consolidated basis. The Bank, though, will be subject to these rules once they become effective. Should the Company’s total consolidated assets increase to more than $500 million, the Company would then be subject to these new rules.

At June 30, 2014, the Company had unfunded loan commitments outstanding of $19,729 and unfunded letters of credit of $1,625. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If the Company needed to fund these outstanding commitments, it has the ability to liquidate federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Company could sell participations in these or other loans to correspondent banks.

LIQUIDITY AND CAPITAL RESOURCES  (Continued)

At June 30, 2014 and December 31, 2013, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered “well-capitalized” under prompt corrective action guidelines and the ratios required by the Consent Order were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions		Required by terms of Consent Order with FDIC
June 30, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$43,234	15.34%	$22,552	8.00%	$28,190	10.00%	$33,828	12.00%
Consolidated	26,746	9.47%	22,598	8.00%	28,247	10.00%	N/A	N/A

Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$39,676	14.07%	$11,276	4.00%	$16,914	6.00%	$28,190	10.00%
Consolidated	15,454	5.47%	11,299	4.00%	16,948	6.00%	N/A	N/A

Tier 1 Capital to average assets
Community First Bank & Trust	$39,676	8.87%	$17,885	4.00%	$22,357	5.00%	$38,006	8.50%
Consolidated	15,454	3.44%	17,983	4.00%	N/A	N/A	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Required by terms of Consent Order with FDIC
December 31, 2013	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$41,250	14.70%	$22,445	8.00%	$28,056	10.00%	$33,667	12.00%
Consolidated	24,905	8.87%	22,474	8.00%	28,092	10.00%	N/A	N/A

Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$37,687	13.43%	$11,222	4.00%	$16,833	6.00%	$28,056	10.00%
Consolidated	14,225	5.06%	11,237	4.00%	16,855	6.00%	N/A	N/A

Tier 1 Capital to average assets
Community First Bank & Trust	$37,687	8.41%	$17,917	4.00%	$22,396	5.00%	$38,073	8.50%
Consolidated	14,225	3.16%	18,008	4.00%	N/A	N/A	N/A	N/A

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

Management continually monitors the Bank’s sources and uses of cash in order to plan for future liquidity needs. The Bank’s most potentially volatile funding liabilities are national market time deposits. The Bank has reduced its reliance on these funding sources during the first six months of 2014 and it continues to do so as part of management’s efforts to utilize the Bank’s excess liquidity. National market CDs totaled $12,039 at June 30, 2014 compared to $18,429 at December 31, 2013.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management uses a gap simulation model that takes cash flows into consideration. These include mortgage-backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and negotiable order of withdrawal (“NOW”) accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing our pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest-bearing deposits that is actually repriceable within a year. Our cumulative one-year gap position at June 30, 2014, was 0.66% of total assets. Our policy states that our one-year cumulative gap should not exceed 15% of total assets.

At June 30, 2014, $154,036 of $449,804 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year totaled $101,058, or 39.2% of total loans, including loans held for sale at June 30, 2014. As of June 30, 2014, we had $153,548 in time deposits maturing or repricing within one year.

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

June 30, 2014
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps

Increase (decrease) in net interest income	(8.57%)	(3.13%)	0.35%	(6.05%)

December 31, 2013
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps

Increase (decrease) in net interest income	(2.19)%	(1.14%)	0.27%	(7.56%)

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

June 30, 2014
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps

Increase (decrease) in equity at risk	(15.23%)	(6.69%)	3.45	1.26%

December 31, 2013
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps

Increase (decrease) in equity at risk	(10.75%)	(5.14%)	3.88%	1.63%

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

Because the Company is currently deferring the payment of interest on its outstanding subordinated debentures, the Company is not currently permitted to pay dividends on its outstanding shares of Senior Preferred or Warrant Preferred stock originally issued to the U.S. Treasury pursuant to the CPP. The Company has not paid these dividends since the dividend payment on February 15, 2011. The total aggregate amount of dividends due but unpaid on the Senior Preferred Shares and Warrant Preferred Shares as of the date of this report is $3,515.

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

Community First, Inc.
(Registrant)

August 8, 2014 (Date)	/s/ Louis E. Holloway Louis E. Holloway, President and Chief Executive Officer

August 8, 2014 (Date)	/s/ Jon Thompson Jon Thompson, Chief Financial Officer