Form 10-Q
period 2014-09-30
COMMUNITY FIRST INC
filed 2014-11-12
CIK 1179500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: September 30, 2014

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding (no par value): 3,274,946 shares of common stock, no par value per share, as of November 12, 2014.

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Community First, Inc.

Consolidated Balance Sheets

September 30, 2014 (Unaudited) and December 31, 2013

(amounts in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
Assets
Cash and due from financial institutions	$31,753	$49,036
Time deposits in other financial institutions	19,950	6,500
Securities available for sale, at fair value	87,566	81,926
Loans	263,267	273,707
Allowance for loan losses	(6,105)	(8,039)

Net loans	257,162	265,668

Restricted equity securities, at cost	1,727	1,727
Premises and equipment, net	11,962	10,215
Accrued interest receivable	1,077	1,225
Core deposit and customer relationship intangibles, net	1,111	1,215
Other real estate owned, net	14,172	18,314
Bank owned life insurance	9,797	9,603
Other assets	758	3,014

Total Assets	$437,035	$448,443

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$60,972	$53,980
Interest-bearing	331,843	353,552

Total Deposits	392,815	407,532

Subordinated debentures	23,000	23,000
Accrued interest payable	4,827	4,287
Other liabilities	6,382	5,008

Total Liabilities	427,024	439,827

Community First, Inc.

Consolidated Balance Sheets

September 30, 2014 (Unaudited) and December 31, 2013

(Continued)

(amounts in thousands, except share and per share data)

	September 30, 2014	December 31, 2013
Shareholders’ Equity
Senior Preferred shares, no par value; 9% cumulative. Authorized 2,500,000 shares; 17,806 issued and outstanding with liquidation value of $21,445 at September 30, 2014 and $20,368 at December 31, 2013.	17,806	17,806
Warrant Preferred shares, no par value; 9% cumulative. 890 issued and outstanding with liquidation value of $1,191 at September 30, 2014 and $1,120 at December 31, 2013.	890	890
Net discount on Preferred shares	—	(33)

Total Preferred shares	18,696	18,663
Common stock, no par value. Authorized 10,000,000 shares; 3,274,888 shares issued and outstanding at September 30, 2014 and 3,274,777 shares issued and outstanding at December 31, 2013	28,591	28,590
Accumulated deficit	(35,116)	(35,760)
Accumulated other comprehensive loss, net	(2,160)	(2,877)

Total Shareholders’ Equity	10,011	8,616

Total Liabilities and Shareholders’ Equity	$437,035	$448,443

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Nine Months and Three Months Ended September 30, 2014 and 2013

(Unaudited)

(amounts in thousands, except share and per share data)

	Nine Months Ended September 30		Three Months Ended September 30,
	2014	2013	2014	2013
Interest income
Loans, including fees	$10,313	$12,079	$3,406	$3,930
Taxable securities	1,398	875	499	304
Tax-exempt securities	62	110	15	32
Federal funds sold and other	227	211	77	60

Total interest income	12,000	13,275	3,997	4,326
Interest expense
Deposits	1,668	2,501	523	753
FHLB advances and federal funds purchased	—	108	—	—
Subordinated debentures and other	592	689	202	202

Total interest expense	2,260	3,298	725	955

Net interest income	9,740	9,977	3,272	3,371
(Reversal of) provision for loan losses	(800)	300	—	—

Net interest income after provision for loan losses	10,540	9,677	3,272	3,371
Noninterest income
Service charges on deposit accounts	1,290	1,276	436	444
Gain on sale of loans	59	75	37	26
Gain on sale of securities available for sale	213	182	173	—
Other	488	558	172	192

Total noninterest income	2,050	2,091	818	662
Noninterest expense
Salaries and employee benefits	4,980	4,889	1,682	1,632
Regulatory and compliance	797	877	265	279
Occupancy	606	732	234	241
Furniture and equipment	236	305	82	101
Data processing fees	860	794	292	272
Advertising and public relations	143	68	41	18
Operational expense	307	315	101	113
Other real estate owned expense	827	768	449	399
Other	2,010	2,137	712	688

Total noninterest expense	10,766	10,885	3,858	3,743

Income before income tax expense	1,824	883	232	290

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

Nine Months and Three Months Ended September 30, 2014 and 2013

(Unaudited, Continued)

(amounts in thousands, except share and per share data)

	Nine Months Ended September 30		Three Months Ended September 30,
	2014	2013	2014	2013
Income tax expense	—	—	—	—

Net income	1,824	883	232	290
Preferred stock dividends declared	(1,147)	(726)	(424)	(245)
Accretion of preferred stock discount	(33)	(148)	—	(50)

Net income (loss) available (allocated) to common shareholders	$644	$9	$(192)	$(5)

Income (loss) per share available (allocated) to common shareholders
Basic	$0.20	$0.00	$(0.06)	$0.00
Diluted	0.20	0.00	(0.06)	0.00
Weighted average common shares outstanding
Basic	3,274,844	3,274,551	3,274,876	3,274,716
Diluted	3,274,844	3,274,551	3,274,876	3,274,716

Comprehensive Income (Loss)
Net income	$1,824	$883	$232	$290
Reclassification adjustment for realized gains included in net income, net of $0 income taxes in 2014 and 2013	(213)	(182)	(173)	—
Net change in unrealized gains (losses) on securities, net of income taxes of $0 in 2014 and 2013	930	(2,057)	(253)	(112)

Comprehensive income (loss)	$2,541	$(1,356)	$(194)	$178

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2014

(Unaudited)

(amounts in thousands, except share and per share data)

	Common Shares	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Equity
Balance at January 1, 2014	3,274,777	$18,663	$28,590	$(35,760)	$(2,877)	$8,616
Accretion of discount on preferred stock	—	33	—	(33)	—	—
Sale of shares of common stock	111	—	1	—	—	1
Cash dividends declared on preferred stock	—	—	—	(1,147)	—	(1,147)
Net income	—	—	—	1,824	—	1,824
Reclassification adjustment for realized gains included in net income, net of $0 income tax	—	—	—	—	(213)	(213)
Change in unrealized loss on securities available for sale, net of $0 income tax	—	—	—	—	930	930

Balance at September 30, 2014	3,274,888	$18,696	$28,591	$(35,116)	$(2,160)	$10,011

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2014 and 2013

(Unaudited)

(amounts in thousands, except share and per share data )

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities
Net income	$1,824	$883
Adjustments to reconcile net income to net cash from operating activities
Depreciation	410	478
Amortization on securities, net	357	276
Core deposit intangible amortization	104	103
(Reversal of) provision for loan losses	(800)	300
Loans originated for sale	(2,226)	(4,168)
Proceeds from sale of loans	2,285	5,085
Gain on sale of loans	(59)	(75)
Decrease in accrued interest receivable	148	285
Increase in accrued interest payable	540	676
Increase in surrender value of bank owned life insurance	(194)	(205)
Gain on sale of securities	(213)	(182)
Net write down of other real estate owned	751	797
Other, net	2,483	797

Net cash from operating activities	5,410	5,050

Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(33,217)	(6,154)
Other	(5,133)	(18,284)
Sales:
Mortgage-backed securities	5,068	3,087
Other	19,519	588
Maturities, prepayments, and calls:
Mortgage-backed securities	6,636	6,295
Other	2,060	14,555
Net decrease in loans	8,892	13,395
Proceeds from sales of other real estate owned	3,321	3,914
Increase in time deposits in other financial institutions	(13,450)	—
Additions to premises and equipment	(1,673)	(1,990)

Net cash (used in) from investing activities	(7,977)	15,406

Community First, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2014 and 2013

(Unaudited, Continued)

(amounts in thousands, except share and per share data )

	Nine Months Ended September 30,
	2014	2013
Cash flows from financing activities
Net decrease in deposits	(14,717)	(39,695)
Payments on Federal Home Loan Bank advances	—	(13,000)
Payments on repurchase agreements	—	(7,000)
Proceeds from issuance of common stock	1	2

Net cash used in financing activities	(14,716)	(59,693)

Net decrease in cash and cash equivalents	(17,283)	(39,237)
Cash and cash equivalents at beginning of period	49,036	94,877

Cash and cash equivalents at end of period	$31,753	$55,640

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$1,720	$2,622
Income taxes paid	13	8
Supplemental noncash disclosures
Transfers from loans to repossessed assets	414	202
Preferred stock dividends declared but not paid	1,147	726
Subordinated debenture interest accrued but not paid	592	595

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

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

The unaudited consolidated financial statements as of September 30, 2014 and for the nine-month and three-month periods ended September 30, 2014 and 2013 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the information. They do not include all the information and footnotes required by GAAP for complete financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the 2013 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014 (File No. 000-49966) (the “2013 Form 10-K”).

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

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

September 30, 2014

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

September 30, 2014

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

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS

As a result of improvements in the Bank’s financial condition and results of operations and the Bank’s compliance with the terms thereof, the written agreement that the Bank had entered into with the Tennessee Department of Financial Institutions (the “Department”) on March 14, 2013 was terminated effective October 29, 2014. In addition, the Federal Deposit Insurance Corporation (“FDIC”) has notified the Bank that it intends to terminate the consent order that was entered into with the Bank on September 20, 2011 (the “Consent Order”).

In connection with the termination of the written agreement the Bank had entered into with the Department and the anticipated termination of the Consent Order, the Bank reached an understanding with the FDIC and the Department in the form of a single informal agreement with both agencies. The informal agreement significantly reduces the restrictions that were placed on the Bank under the Consent Order and the written agreement with the Department. The informal agreement requires that the Bank, among other things:

•	Maintain the following minimum regulatory capital ratios: Leverage Capital 8.0%; Tier I Risk Based Capital 10.00%; and Total Risk Based Capital 12.00%.

•	Receive prior written consent of each of the FDIC and the Department before the Bank declares or pays any cash dividends.

•	Develop a written profit plan to improve the Bank’s earnings.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

Although the Company reported net income in 2012, 2013 and the first nine months of 2014, the Company reported losses for each year from 2008 to 2011. The losses incurred by the Company were primarily the result of the economic recession that began in 2008 and the continued impacts of that recession and the resulting sluggish economic conditions. The Bank is a community bank that focuses heavily on commercial and residential development lending. As a result of the collapse of the housing market, many developments stalled, resulting in developers no longer being able to meet their payment obligations to the Bank. Also, during this time, market values for existing real estate properties decreased, which jeopardized the collateral securing the loans made by the Bank. The losses incurred by the Bank and the Company contributed to both the Bank and the Company becoming subject to additional regulatory scrutiny and increased supervisory actions by regulators.

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

September 30, 2014

(Unaudited)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

Prompt corrective action regulations classify banks into one of five capital categories depending on how well they meet their minimum capital requirements. Although these terms are not used to represent the overall financial condition of a bank, the classifications are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. If adequately capitalized or worse, or subject to a written agreement, consent order, or cease and desist order requiring higher minimum capital levels as the Bank was as of September 30, 2014, regulatory approval is required for the Bank to accept, renew or rollover brokered deposits. If a bank is classified as undercapitalized or worse, its capital distributions are restricted, as is asset growth and expansion, and capital restoration plans are required. At September 30, 2014, the Bank’s capital ratios were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action and all ratios were above those levels required by the Consent Order and the written agreement that the Bank had entered into with the Department. The Company’s capital ratios are below what is required to be considered “adequately capitalized” under the regulatory framework. Two of the three capital ratios were considered “adequate”; however, the Tier 1 to Average Assets ratio was below the requirements to be considered “adequate”, which prohibits the Company from being “adequately capitalized”.

On April 19, 2012, the Company entered into a written agreement (the “Written Agreement”) with the Federal Reserve Bank of Atlanta (the “FRB”). Under the terms of the Written Agreement, the Company agreed to, among other things, take the following actions:

•	Take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including taking steps to ensure that the Bank complies with the Consent Order;

•	Submit within 60 days of April 19, 2012 a written plan to maintain sufficient capital at the Company on a consolidated basis, and within 10 days of approval of the plan by the FRB, adopt the approved capital plan;

•	Submit within 60 days of April 19, 2012 a written statement of the Company’s planned sources and uses of cash for debt service, operating expenses, and other purposes for 2012;

•	Provide notice in compliance with applicable federal law and regulations, of any changes in directors or senior executive officer of the Company;

•	Comply with applicable federal law and regulations restricting indemnification and severance payments; and

•	Provide within 45 days after the end of each calendar quarter, a written progress report detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

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

As of September 30, 2014, all of the plans required to be submitted to the FRB have been submitted and approved. Management believes that the Company is in compliance with the requirements of the Written Agreement as of September 30, 2014. The Written Agreement remains in effect.

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

September 30, 2014

(Unaudited)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

Consequently, at September 30, 2014, the Company had $4,314 of interest accrued on its subordinated debentures for which payment is being deferred. In addition, the Company had accumulated $3,939 in deferred dividends on the shares of Preferred Stock it had sold to the United States Department of the Treasury (the “U.S. Treasury”) under the TARP Capital Purchase Program (the “CPP”). Under the terms of the CPP, failure to pay dividends for six dividend periods triggers the right of the holders of the Preferred Stock to elect two directors to an institution’s board. Since the Company has deferred payment of dividends on its Preferred Stock for more than six quarters, the holders of the Preferred Stock voting together as a single class now have the right to elect up to two directors to the Company’s board of directors. On April 14, 2014, the U.S. Treasury sold all of the shares of Preferred Stock it owned in a modified Dutch auction to multiple qualified investors, including certain members of the Company’s board of directors and senior officers.

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

Similarly, the sole subsidiary of the Bank, Community First Properties, Inc., also suspended the payment of dividends on its preferred stock beginning with the dividend payment due on December 31, 2011. At September 30, 2014, Community First Properties, Inc. had $47 of preferred stock dividends accrued for which payment is being deferred.

On September 20, 2011, the Bank consented to the issuance of the Consent Order. The Consent Order, which the Company has been informed is being terminated in connection with the Bank’s entering into an informal agreement with the FDIC, required the Bank to attain and achieve regulatory capital ratios higher than those required by regulatory standards, improve, among other things, its processes for identifying and classifying problem loans, and improve its overall profitability. The Consent Order required the Bank to formulate written plans detailing how the Bank would achieve such requirements. The Bank prepared and submitted all of the plans required by the Consent Order to the FDIC and the FDIC approved those plans as written. In addition, the terms of the Consent Order required the Bank to provide quarterly progress reports to the FDIC. For more information regarding the Consent Order, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” On March 14, 2013, the Bank entered into a written agreement with the Department, the terms of which were substantially the same as those of the Consent Order, including required minimum levels of capital that the Bank must maintain. As described above, the written agreement with the Department was terminated subsequent to the end of the third quarter of 2014, and the FDIC has informed the Bank that the Consent Order is being terminated in connection with the Bank’s entering into an informal agreement with the FDIC.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

As a result of entering into the Consent Order, the Bank also became subject to additional limitations on its operations including a prohibition on accepting, rolling over, or renewing brokered deposits, which could adversely affect the Bank’s liquidity and/or operating results. The existence of the Consent Order also limited the Bank from paying deposit rates above national rate caps published weekly by the FDIC unless the Bank is determined to be operating in a high-rate market area. On December 1, 2011, the Bank received notification from the FDIC that it is operating in a high-rate environment, which allowed the Bank to pay rates higher than the national rate caps, but continued to limit the Bank to rates that did not exceed the prevailing rate in the Bank’s market by more than 75 basis points. The Bank was also limited, as a result of its condition, in its ability to pay more than de minimis severance payments to its employees and must receive the consent of the FDIC and the Department to appoint new officers or directors. Following termination of the Consent Order, the Bank will no longer be subject to limitations on its operations related to brokered deposits or its ability to pay interest above national rate caps. Moreover, the Bank will no longer be subject to limitations on its ability to pay severance or appoint officers or directors.

The Consent Order included time frames to implement the foregoing and on-going compliance requirements for the Bank, such as quarterly progress reports that the Bank must submit to its regulators. In accordance with the terms of the Consent Order, management prepared and submitted a capital plan with the objective of attaining the capital ratios required by the Consent Order. At September 30, 2014, each of the Bank’s regulatory capital ratios exceeded the regulatory capital ratios proscribed by the Consent Order and the written agreement with the Department.

The Company’s principal source of funds for dividend and/or interest payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid by the Bank in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements described above. Although the Bank was profitable in each of 2012 and 2013, and the first nine months of 2014, the Bank was prohibited under the terms of the Consent Order with the FDIC and the written agreement with the Department from paying dividends to the Company without prior approval from the FDIC and the Department. These restrictions remain in place until the Consent Order is formally terminated, and thereafter will continue to be applicable to the Bank as a result of the informal agreement that the Bank entered into in connection with termination of the Consent Order and written agreement with the Department. The Company is also restricted in the types and amounts of dividends it can pay pursuant to the terms of the Preferred Stock and by the terms of the Written Agreement, which prohibits the Company from paying interest or dividends (including interest on the Company’s subordinated debentures and dividends on the Company’s Preferred Stock) without the FRB’s prior approval.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

Banks and bank holding companies with total consolidated assets in excess of $500 million are subject to various regulatory capital requirements administered by state and federal banking agencies. The Company’s and the Bank’s capital amounts and ratios at September 30, 2014 and December 31, 2013, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions(1)		Required by terms of Consent Order with FDIC
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Total Capital to risk weighted assets
Community First Bank & Trust	$43,389	15.84%	$21,920	8.00%	$27,400	10.00%	$32,880	12.00%
Consolidated	26,319	9.60%	21,944	8.00%	27,429	10.00%	N/A	N/A

Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$39,931	14.57%	$10,960	4.00%	$16,440	6.00%	$27,400	10.00%
Consolidated	15,238	5.56%	10,972	4.00%	16,458	6.00%	N/A	N/A

Tier 1 Capital to average assets
Community First Bank & Trust	$39,931	9.06%	$17,622	4.00%	$22,027	5.00%	$37,447	8.50%
Consolidated	15,238	3.44%	17,717	4.00%	N/A	N/A	N/A	N/A

December 31, 2013
Total Capital to risk weighted assets
Community First Bank & Trust	$41,250	14.70%	$22,445	8.00%	$28,056	10.00%	$33,667	12.00%
Consolidated	24,905	8.87%	22,474	8.00%	28,092	10.00%	N/A	N/A

Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$37,687	13.43%	$11,222	4.00%	$16,833	6.00%	$28,056	10.00%
Consolidated	14,225	5.06%	11,237	4.00%	16,855	6.00%	N/A	N/A

Tier 1 Capital to average assets
Community First Bank & Trust	$37,687	8.41%	$17,917	4.00%	$22,396	5.00%	$38,073	8.50%
Consolidated	14,225	3.16%	18,008	4.00%	N/A	N/A	N/A	N/A

(1)	Because the Company’s total assets were less than $500 million at September 30, 2014 and December 31, 2013, the Company was not at those dates subject to capital level requirements at the Company level.

The Bank’s capital ratios at September 30, 2014 were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action, but the existence of the Consent Order required regulators to continue to classify the Bank as “adequately capitalized” even though the capital levels would qualify as “well capitalized” if the Consent Order were not in place. Following termination of the Consent Order, the Bank’s capitalization status will be determined by its actual capital levels and ratios.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 2 – REGULATORY MATTERS AND MANAGEMENT PLANS (Continued)

Because the Company’s total assets were less than $500 million at September 30, 2014, the Company is not required to meet consolidated capital level requirements. Had the Company’s total assets exceeded $500 million at that date, the Company’s capital levels at September 30, 2014 would have been considered below those required to be considered “adequately capitalized” under applicable regulations because only two of the three capital ratios were above the levels necessary to be considered “adequate”. The Company’s Tier 1 to Average Assets ratio was below the requirements to be considered “adequate”, which prohibits the Company from being considered “adequately capitalized”.

Management’s Plans

The Company is currently considering various options to increase capital levels at the Company and the Bank, including strengthening the Bank’s core earnings, the sale of common or preferred stock of the Company or other assets, the issuance or incurrence of debt by the Company, or alternatively the sale of the Company. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company. If a change in control was deemed to have occurred, certain IRS regulations related to the preservation of net operating loss carryforwards could subject the Company to risk of forfeiture of these tax benefits. The loss of these tax benefits would not cause the Company to recognize a direct reduction in cash, but rather would eliminate the tax benefits that the Company would otherwise be able to utilize to offset future year’s profits, if any, to reduce the Company’s tax liabilities. Failure by the Bank or the Company to comply with the terms of the Written Agreement, the Consent Order, until it is formally terminated, or the informal agreement that the Bank has entered into with the FDIC and the Department, as applicable, may result in additional adverse regulatory action.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 3 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at September 30, 2014 and December 31, 2013 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), net of applicable income taxes:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2014
U.S. Government sponsored entities	$22,358	$—	$(569)	$21,789
Mortgage-backed (residential)	63,551	333	(315)	63,569
State and municipals	2,140	68	—	2,208

Total	$88,049	$401	$(884)	$87,566

December 31, 2013
U.S. Government sponsored entities	$34,604	$—	$(1,247)	$33,357
Mortgage-backed (residential)	42,294	488	(501)	42,281
State and municipals	6,228	78	(18)	6,288

Total	$83,126	$566	$(1,766)	$81,926

The proceeds from sales of securities and the associated gains and losses are listed below:

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013
Proceeds	$24,587	$3,675	$12,825	$—
Gross gains	376	182	271	—
Gross losses	(163)	—	(98)	—

The amortized cost and fair value of the securities portfolio are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage backed securities are presented separately due to varying maturity dates as a result of prepayments.

	September 30, 2014
	Amortized Cost	Fair Value
Due in one year or less	$375	$379
Due after one through five years	10,236	10,071
Due after five through ten years	9,985	9,700
Due after ten years	3,902	3,847
Mortgage backed (residential)	63,551	63,569

Total	$88,049	$87,566

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 3 – SECURITIES AVAILABLE FOR SALE (Continued)

At September 30, 2014 and December 31, 2013, respectively, securities totaling $40,812 and $37,182 were pledged to secure public deposits.

At September 30, 2014, the Company did not hold any securities for which the aggregate face amount of investments is greater than 10% of the Company’s shareholders’ equity as of September 30, 2014.

At December 31, 2013, the Company held one security for which the aggregate face amount of investments is greater than 10% of shareholders’ equity as of December 31, 2013 as follows:

Type	Issuer	Face Value	Fair Value	% of Capital
State and municipals	State of Texas	$1,245	$1,248	14.45%

Other than the above investments, the Company did not hold securities of any one issuer, other than U.S. Government sponsored entities, with a face amount greater than 10% of shareholders’ equity as of September 30, 2014 or December 31, 2013.

The following table summarizes securities with unrealized losses at September 30, 2014 and December 31, 2013 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
September 30, 2014
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$—	$—	$21,289	$(569)	$21,289	$(569)
Mortgage-backed (residential)	33,608	(168)	7,158	(147)	40,766	(315)
State and municipals	—	—	—	—	—	—

Total temporarily impaired	$33,608	$(168)	$28,447	$(716)	$62,055	$(884)

	Less than 12 Months		12 Months or More		Total
December 31, 2013
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$32,376	$(1,228)	$481	$(19)	$32,857	$(1,247)
Mortgage-backed (residential)	27,902	(501)	—	—	27,902	(501)
State and municipals	3,003	(18)	—	—	3,003	(18)

Total temporarily impaired	$63,281	$(1,747)	$481	$(19)	$63,762	$(1,766)

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

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

As of September 30, 2014, the Company’s securities portfolio consisted of 103 securities, 62 of which were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company did not have at September 30, 2014 the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2014.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 3 – SECURITIES AVAILABLE FOR SALE (Continued)

The table below presents a rollforward for the nine-month and three-month periods ended September 30, 2014 and 2013 of the credit losses recognized in earnings:

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013
Beginning Balance	$—	$6,338	$—	$—
Additions for credit losses on securities for which no previous other-than-temporary impairment was recognized	—	—	—	—
Reduction for credit losses on securities for which no recovery has been received and for which no recovery is expected	—	(6,338)	—	—

Ending Balance	$—	$—	$—	$—

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

September 30, 2014

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 4 – FAIR VALUE (Continued)

Assets and Liabilities Measured on a Recurring Basis

	Carrying Value	Fair Value Measurements at September 30, 2014 using
		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. government sponsored entities	$21,789	$21,789	$—
Mortgage-backed (residential)	63,569	63,569	—
State and municipals	2,208	2,104	104

Total available for sale securities	87,566	87,462	104

	Carrying Value	Fair Value Measurements at December 31, 2013 using
		Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. government sponsored entities	$33,357	$33,357	$—
Mortgage-backed (residential)	42,281	42,281	—
State and municipals	6,288	6,183	105

Total available for sale securities	81,926	81,821	105

There were no transfers among fair value pricing levels during the nine months ended September 30, 2014 and 2013.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 4 – FAIR VALUE (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine-month and three-month periods ended September 30, 2014 and 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Corporate Securities
	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013
Beginning balance	$—	$987	$—	$987
Securities matured	—	(987)	—	(987)
Change in fair value	—	—	—	—

Ending balance	$—	$—	$—	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	State and County Municipal Securities
	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013
Beginning balance	$105	$108	$105	$107
Change in fair value	(1)	(2)	(1)	(1)

Ending balance	$104	$106	$104	$106

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 4 – FAIR VALUE (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	September 30, 2014
	Carrying Value	Fair Value Measurements using other significant unobservable inputs (Level 3)
Assets:
Impaired loans:
Real estate construction	$727	$727
1-4 Family residential	1,458	1,458
Commercial real estate	1,414	1,414
Commercial, financial and agricultural	1,043	1,043
Other loans	463	463

Total impaired loans	5,105	5,105
Other real estate owned:
Construction and development	5,006	5,006
1-4 Family residential	710	710
Farmland	357	357
Non-farm, non-residential	4,365	4,365

Total other real estate owned	10,438	10,438

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

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

Impaired loans, with specific allocations or partial charge-offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $5,922 as of September 30, 2014, with a valuation allowance of $817, resulting in no additional provision for loan losses for the nine-month period ended September 30, 2014, compared to an additional provision of $262 in the first nine months of 2013. Impaired loans, with specific allocations or partial charge-offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $17,223 at December 31, 2013, with a valuation allowance of $2,420, resulting in an additional provision for loan losses of $45 for the year ended December 31, 2013.

Other real estate owned, measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $10,438, which is made up of the outstanding balance of $12,326, net of a valuation allowance of $1,888 at September 30, 2014, resulting in a write-down of $523 charged to expense in the nine months ended September 30, 2014, compared to a write-down of $829 charged to expense in the first nine months of 2013. Net carrying amount was $11,014 at December 31, 2013, which was made up of the outstanding balance of $13,163, net of a valuation allowance of $2,149.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 4 – FAIR VALUE (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments at fair value on a non-recurring basis at September 30, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (1)
Impaired Loans:
Real estate construction	$727	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (21.0%) (6.98%)
1-4 Family residential	1,458	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (0.0%) (0.0%)
Commercial real estate	1,414	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (20.0%) (4.09%)
Commercial, financial and agricultural	1,043	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (0.0%) (0.0%)
Other loans	463	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (15.0%) (15.0%)
Other real estate owned:
Construction and development	5,006	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (22.0%) (7.17%)
1-4 Family residential	710	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (0.0%) (0.0%)
Farmland	357	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (0.0%) (0.0%)
Non-farm, non-residential	4,365	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (11.0%) (8.15%)

(1)	The range presented in the table reflects the discounts applied by the independent appraiser in arriving at their conclusion of market value. Management applies an additional 15% discount to the appraiser’s conclusion of market value to arrive at fair value.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 4 – FAIR VALUE (Continued)

Carrying amount and estimated fair values of significant financial instruments at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$31,753	$31,753	$31,753	$—	$—
Time deposits in other financial institutions	19,950	19,930	—	19,930	—
Securities available for sale	87,566	87,566	—	87,462	104
Loans, net of allowance	257,162	253,065	—	—	253,065
Restricted equity securities	1,727	NA	NA	NA	NA
Accrued interest receivable	1,077	1,077	17	270	790
Financial liabilities
Deposits with stated maturities	210,225	211,303	—	211,303	—
Deposits without stated maturity	182,590	182,590	182,590	—	—
Accrued interest payable	4,827	4,827	1	512	4,314
Subordinated debentures	23,000	11,500	—	—	11,500

	December 31, 2013
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$49,036	$49,036	$49,036	$—	$—
Time deposits in other financial institutions	6,500	6,524	—	6,524	—
Securities available for sale	81,926	81,926	—	81,821	105
Loans, net of allowance	265,668	264,613	—	—	264,613
Restricted equity securities	1,727	NA	NA	NA	NA
Accrued interest receivable	1,225	1,225	5	311	909
Financial liabilities
Deposits with stated maturities	233,777	234,984	—	234,984	—
Deposits without stated maturity	173,755	173,755	173,755	—	—
Accrued interest payable	4,287	4,287	1	564	3,722
Subordinated debentures	23,000	12,500	—	—	12,500

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

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

NOTE 5 – LOANS

Loans outstanding by category at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
Real estate construction:
Residential construction	$8,774	$8,454
Other construction	22,260	21,684
1-4 Family residential:
Revolving, open ended	19,358	22,513
First liens	83,422	86,318
Junior liens	1,969	1,991
Commercial real estate:
Farmland	7,859	7,667
Owner occupied	40,503	41,286
Non-owner occupied	50,458	48,137
Other real estate secured loans	5,796	4,800
Commercial, financial and agricultural:
Agricultural	816	839
Commercial and industrial	15,434	22,346
Consumer	5,522	5,474
Tax exempt	41	51
Other	1,055	2,147

	$263,267	$273,707

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 5 – LOANS (Continued)

The following tables present activity in the allowance for loan losses and the outstanding loan balance by portfolio segment and are based on impairment methods as of and for the nine-month and three-month periods ended September 30, 2014 and 2013. The balances for “recorded investment” in the following tables related to credit quality do not include approximately $790, $831 and $909 in accrued interest receivable at September 30, 2014, September 30, 2013 and December 31, 2013, respectively. Accrued interest receivable is a component of the Company’s recorded investment in loans.

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Nine months ended September 30, 2014
Activity in the allowance for loan losses:
Beginning Balance	$1,249	$3,235	$1,273	$33	$704	$24	$—	$929	$592	$8,039
Charge-offs	(103)	(100)	—	—	(113)	—	—	(957)	—	(1,273)
Recoveries	43	24	21	—	12	3	—	36	—	139
(Reversal of) provision	(224)	(602)	(314)	(9)	(121)	—	—	456	14	(800)

Total ending allowance balance	$965	$2,557	$980	$24	$482	$27	$—	$464	$606	$6,105

Nine months ended September 30, 2013
Activity in the allowance for loan losses:
Beginning Balance	$1,938	$4,133	$1,514	$226	$994	$14	$—	$368	$580	$9,767
Charge-offs	—	(753)	(577)	—	(550)	(5)	—	(42)	—	(1,927)
Recoveries	19	68	29	—	78	7	—	22	—	223
(Reversal of) provision	(493)	(171)	575	(145)	119	7	—	454	(46)	300

Total ending allowance balance	$1,464	$3,277	$1,541	$81	$641	$23	$—	$802	$534	$8,363

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 5 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Three months ended September 30, 2014
Activity in the allowance for loan losses:
Beginning Balance	$997	$2,560	$1,134	$14	$575	$24	$—	$465	$537	$6,306
Charge-offs	(103)	—	—	—	(113)	—	—	(14)	—	(230)
Recoveries	(1)	15	4	—	3	1	—	7	—	29
(Reversal of) provision	72	(18)	(158)	10	17	2	—	6	69	—

Total ending allowance balance	$965	$2,557	$980	$24	$482	$27	$—	$464	$606	$6,105

Three months ended September 30, 2013
Activity in the allowance for loan losses:
Beginning Balance	$1,509	$3,571	$2,016	$82	$624	$24	$—	$703	$525	$9,054
Charge-offs	—	(47)	(575)	—	(101)	(1)	—	(9)	—	(733)
Recoveries	16	8	8	—	2	1	—	7	—	42
(Reversal of) provision	(61)	(255)	92	(1)	116	(1)	—	101	9	—

Total ending allowance balance	$1,464	$3,277	$1,541	$81	$641	$23	$—	$802	$534	$8,363

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 5 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Ending allowance balance attributable to loans at September 30, 2014:
Individually evaluated for impairment	$67	$230	$99	$—	$124	$—	$—	$463	$—	$983
Collectively evaluated for impairment	898	2,327	881	24	358	27	—	1	606	5,122

Total ending allowance balance	$965	$2,557	$980	$24	$482	$27	$—	$464	$606	$6,105

Ending allowance balance attributable to loans at December 31, 2013:
Individually evaluated for impairment	$476	$592	$276	$—	$176	$—	$—	$926	$—	$2,446
Collectively evaluated for impairment	773	2,643	997	33	528	24	—	3	592	5,593

Total ending allowance balance	$1,249	$3,235	$1,273	$33	$704	$24	$—	$929	$592	$8,039

Loans at September 30, 2014:
Individually evaluated for impairment	$8,698	$2,519	$1,803	$109	$1,143	$8	$—	$926		$15,206
Collectively evaluated for impairment	22,336	102,230	97,017	5,687	15,107	5,514	41	129		248,061

Total loans balance	$31,034	$104,749	$98,820	$5,796	$16,250	$5,522	$41	$1,055		$263,267

Loans at December 31, 2013:
Individually evaluated for impairment	$11,370	$7,658	$4,883	$119	$176	$12	$—	$1,853		$26,071
Collectively evaluated for impairment	18,768	103,164	92,207	4,681	23,009	5,462	51	294		247,636

Total loans balance	$30,138	$110,822	$97,090	$4,800	$23,185	$5,474	$51	$2,147		$273,707

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 5 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the nine months ended September 30, 2014:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$—	$—	$—	$821	$—	$—
Other construction	7,383	7,280	—	5,959	—	—
1-4 Family residential:
Revolving, open ended	35	35	—	38	2	2
First liens	705	705	—	951	6	6
Junior liens	—	—	—	42	—	—
Commercial real estate:
Owner occupied	—	—	—	353	—	—
Non-owner occupied	3,214	1,258	—	1,523	2	2
Other real estate loans	109	109	—	115	—	—
Commercial, financial and agricultural:
Agricultural	1	—	—	—	—	—
Commercial and industrial	87	24	—	34	3	4
Consumer	8	8	—	5	—	—

Total with no related allowance recorded	11,542	9,419	—	9,841	13	14

With an allowance recorded:
Real estate construction:
Residential construction	—	—	—	925	56	56
Other construction	1,419	1,419	67	2,845	1	1
1-4 Family residential:
Revolving, open ended	38	38	33	95	3	3
First Liens	1,739	1,739	196	2,583	63	60
Commercial real estate:
Owner occupied	545	545	99	734	50	47
Non-owner occupied	—	—	—	604	—	—
Commercial, financial and agricultural:
Commercial and industrial	1,119	1,119	100	372	27	32
Consumer	—	—	—	8	—	—
Other loans	6,227	926	463	1,158	—	—

Total with an allocated allowance recorded	11,087	5,786	958	9,324	200	199

Total	$22,629	$15,205	$958	$19,165	$213	$213

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 5 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2014:

	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$478	$—	$—
Other construction	5,356	—	—
1-4 Family residential:
Revolving, open ended	20	2	2
First liens	777	(1)	(2)
Junior liens	—	—	—
Commercial real estate:
Owner occupied	—	—	—
Non-owner occupied	1,417	2	2
Other real estate loans	112	—	—
Commercial, financial and agricultural:
Commercial and industrial	68	3	4
Consumer	8	—	—

Total with no related allowance recorded	8,236	6	6

With an allowance recorded:
Real estate construction:
Residential construction	592	(2)	(2)
Other construction	3,407	(2)	(2)
1-4 Family residential:
Revolving, open ended	53	2	2
First Liens	1,453	32	29
Commercial real estate:
Owner occupied	545	15	12
Non-owner occupied	18	(8)	(8)
Commercial, financial and agricultural:
Commercial and industrial	567	27	32
Consumer	5	—	—
Other loans	926	—	—

Total with an allocated allowance recorded	7,566	64	63

Total	$15,802	$70	$69

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 5 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the nine months ended September 30, 2013:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$—	$—	$—	$633	$—	$—
Other construction	6,564	6,564	—	7,507	1	1
1-4 Family residential:
Revolving, open ended	40	40	—	170	1	1
First liens	1,593	1,593	—	1,837	38	42
Junior liens	83	83	—	70	2	2
Commercial real estate:
Owner occupied	1,092	1,092	—	1,095	35	37
Non-owner occupied	—	—	—	1,028	—	—
Other real estate secured loans	120	120	—	123	—	—
Commercial, financial and agricultural:
Agricultural	2	1	—	1	—	—
Commercial and industrial	20	9	—	95	1	1
Consumer	2	2	—	1	—	—

Total with no related allowance recorded	9,516	9,504	—	12,560	78	84

With an allowance recorded:
Real estate construction:
Residential construction	2,779	2,779	170	2,921	—	—
Other construction	2,459	2,459	475	2,899	18	18
1-4 Family residential:
Revolving, open ended	180	180	132	378	2	4
First Liens	5,395	5,395	433	5,022	155	125
Junior Liens	—	—	—	87	—	—
Commercial real estate:
Owner occupied	1,852	1,852	278	1,863	96	101
Non-owner occupied	3,753	1,798	142	1,584	5	6
Other real estate secured loans	—	—	—	—	—	—
Commercial, financial and agricultural:
Agricultural	—	—	—	—	—	—
Commercial and industrial	179	179	179	375	(35)	—
Consumer	12	12	—	7	1	1
Other loans	6,227	1,853	800	1,853	—	—

Total with an allocated allowance recorded	22,836	16,507	2,609	16,989	242	255

Total	$32,352	$26,011	$2,609	$29,549	$320	$339

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 5 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2013:

	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$—	$—	$—
Other construction	6,913	(14)	(14)
1-4 Family residential:
Revolving, open ended	319	—	(6)
First liens	1,422	23	24
Junior liens	70	—	—
Commercial real estate:
Owner occupied	1,093	12	12
Non-owner occupied	—	—	—
Other real estate secured loans	121	—	—
Commercial, financial and agricultural:
Agricultural	1	—	—
Commercial and industrial	15	—	—
Consumer	2	—	—

Total with no related allowance recorded	9,956	21	16

With an allowance recorded:
Real estate construction:
Residential construction	2,839	—	—
Other construction	3,249	(1)	(1)
1-4 Family residential:
Revolving, open ended	180	1	1
First Liens	5,372	64	43
Junior Liens	—	—	—
Commercial real estate:
Owner occupied	1,858	32	32
Non-owner occupied	2,028	(65)	(64)
Other real estate secured loans	—	—	—
Commercial, financial and agricultural:
Agricultural	1	—	—
Commercial and industrial	315	(35)	—
Consumer	14	1	1
Other loans	1,853	—	—

Total with an allocated allowance recorded	17,709	(3)	12

Total	$27,665	$18	$28

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 5 – LOANS (Continued)

Troubled Debt Restructurings

The Company has $19,049 of loans with allocated specific reserves of $740 to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2014 compared to $24,667 with allocated specific reserves of $2,122 at December 31, 2013. The Company lost $107 and $121 of interest income in the nine months and $95 and $36 of interest income in the three months ended September 30, 2014 and 2013, respectively, that would have been recorded in interest income if the specific loans had not been restructured. The Bank had no commitments to lend additional funds to loans classified as troubled debt restructurings at September 30, 2014 or December 31, 2013.

During the first nine months of 2014, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or granting of amortization terms for balloon notes that are longer than the Bank’s typical practice.

Modifications involving a reduction of the stated interest rate and extension of the maturity date of the loan were for periods ranging from six months to two years.

Loans classified as troubled debt restructurings are included in impaired loans.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 5 – LOANS (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the first nine months of 2014 and 2013:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
September 30, 2014
1-4 Family residential:
Revolving, open ended	1	$35	$35
First liens	1	263	263
Commercial real estate:
Owner occupied	2	545	545
Non-owner occupied	1	35	35
Commercial, financial and agricultural
Commercial and industrial	3	38	38

Total	8	$916	$916

September 30, 2013
Real estate construction:
Other construction	3	$1,365	$1,365
1-4 Family residential:
Revolving, open ended	1	6	6
First liens	8	5,575	5,575
Commercial real estate:
Owner occupied	1	162	162
Commercial, financial and agricultural
Agricultural	1	1	1
Commercial and industrial	2	21	21
Consumer	5	16	16

Total	21	$7,146	$7,146

Troubled debt restructurings described above had an outstanding balance of $914 at September 30, 2014. There was no increase for the allowance for loan losses during the first nine months of 2014 on account of these troubled debt restructurings. Troubled debt restructurings still accruing interest totaled $1,636 and $9,014 at September 30, 2014 and December 31, 2013, respectively.

A loan is considered to be in payment default once it is more than 90 days contractually past due under the modified terms.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 5 – LOANS (Continued)

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the first nine months of 2014.

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
September 30, 2014
1-4 Family residential:
First liens	1	$263	$263
Commercial real estate:
Owner occupied	1	221	221

Total	2	$484	$484

There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the first nine months of 2013.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 5 – LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing by class of loans as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Nonaccrual	Loans past due over 90 days still accruing	Nonaccrual	Loans past due over 90 days still accruing
Real estate construction:
Residential construction	$—	$—	$2,514	$—
Other construction	8,736	—	8,833	—
1-4 Family residential:
Revolving, open ended	250	—	230	—
First Liens	1,339	—	868	—
Junior Liens	—	—	—	—
Commercial real estate:
Farmland	—	—	—	—
Owner occupied	324	—	324	—
Non-owner occupied	1,224	—	1,627	—
Other real estate loans	109	—	119	—
Commercial, financial and agricultural:
Agricultural	—	—	—	—
Commercial and industrial	1,129	—	1,784	—
Consumer	19	—	—	—
Other loans	927	—	1,853	—

Total	$14,057	$—	$18,152	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 5 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans, including nonaccrual loans as of September 30, 2014 and December 31, 2013 by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2014
Real estate construction:
Residential construction	$—	$—	$—	$—	$8,774	$8,774
Other construction	—	8	54	62	22,198	22,260
1-4 Family residential:
Revolving, open ended	14	78	250	342	19,016	19,358
First Liens	279	554	199	1,032	82,390	83,422
Junior Liens	19	—	—	19	1,950	1,969
Commercial real estate:
Farmland	—	—	—	—	7,859	7,859
Owner occupied	144	—	—	144	40,359	40,503
Non-owner occupied	77	—	—	77	50,381	50,458
Other real estate secured loans	—	—	—	—	5,796	5,796
Commercial, financial and agricultural:
Agricultural	—	—	—	—	816	816
Commercial and industrial	90	176	1,014	1,280	14,154	15,434
Consumer	9	3	19	31	5,491	5,522
Tax exempt	—	—	—	—	41	41
Other loans	—	—	926	926	129	1,055

Total	$632	$819	$2,462	$3,913	$259,354	$263,267

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2013
Real estate construction:
Residential construction	$—	$—	$—	$—	$8,454	$8,454
Other construction	110	13	—	123	21,561	21,684
1-4 Family residential:
Revolving, open ended	48	33	230	311	22,202	22,513
First Liens	295	358	162	815	85,503	86,318
Junior Liens	83	—	—	83	1,908	1,991
Commercial real estate:
Farmland	216	—	—	216	7,451	7,667
Owner occupied	747	221	324	1,292	39,994	41,286
Non-owner occupied	—	—	—	—	48,137	48,137
Other real estate secured loans	—	119	—	119	4,681	4,800
Commercial, financial and agricultural:
Agricultural	—	—	—	—	839	839
Commercial and industrial	1,058	—	1,784	2,842	19,504	22,346
Consumer	22	26	—	48	5,426	5,474
Tax exempt	—	—	—	—	51	51
Other loans	—	—	1,853	1,853	294	2,147

Total	$2,579	$770	$4,353	$7,702	$266,005	$273,707

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 5 – LOANS (Continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2014 and December 31, 2013, and based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful
September 30, 2014
Real estate construction:
Residential construction	$5,769	$3,005	$—	$—	$—
Other construction	6,710	6,011	—	840	—
1-4 Family residential:
Revolving, open ended	18,718	32	—	535	—
First Liens	65,240	11,253	—	4,485	—
Junior Liens	1,969	—	—	—	—
Commercial real estate:
Farmland	5,244	908	—	1,707	—
Owner occupied	36,216	3,742	—	—	—
Non-owner occupied	40,796	5,575	—	2,829	—
Other real estate loans	5,687	—	—	—	—
Commercial, financial and agricultural:
Agricultural	748	12	—	56	—
Commercial and industrial	13,258	932	—	101	—
Consumer	5,341	2	—	171	—
Tax exempt	41	—	—	—	—
Other loans	129	—	—	—	—

Total	$205,866	$31,472	$—	$10,724	$—

	Pass	Watch	Special Mention	Substandard	Doubtful
December 31, 2013
Real estate construction:
Residential construction	$5,241	$698	$—	$—	$—
Other construction	5,525	6,447	—	857	—
1-4 Family residential:
Revolving, open ended	20,837	194	—	1,193	—
First Liens	69,877	3,807	—	5,349	—
Junior Liens	1,660	248	—	—	—
Commercial real estate:
Farmland	4,934	1,141	—	1,592	—
Owner occupied	34,594	1,580	—	1,856	—
Non-owner occupied	39,463	4,107	—	2,940	—
Other real estate loans	2,993	1,688	—	—	—
Commercial, financial and agricultural:
Agricultural	782	56	—	—	—
Commercial and industrial	19,761	2,098	—	311	—
Consumer	5,292	4	1	165	—
Tax exempt	51	—	—	—	—
Other loans	294	—	—	—	—

Total	$211,304	$22,068	$1	$14,263	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

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

	Nine months ended September 30,		Three months ended September 30,
	2014	2013	2014	2013
Basic
Net income	$1,824	$883	$232	$290
Less: Earnings allocated to preferred stock	(1,147)	(726)	(424)	(245)
Less: Accretion of preferred stock discount	(33)	(148)	—	(50)

Net Income (loss) available (allocated) to common stock	$644	$9	$(192)	$(5)

Weighted average common shares	3,274,844	3,274,551	3,274,876	3,274,716

Basic net income (loss) per common share	$0.20	$0.00	$(0.06)	$0.00

Diluted
Net income (loss) available (allocated) to common stock	$644	$9	$(192)	$(5)

Weighted average common shares	3,274,844	3,274,551	3,274,876	3,274,716
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—

Average common shares and dilutive potential common shares outstanding	3,274,844	3,274,551	3,274,876	3,274,716

Diluted net income (loss) per common share	$0.20	$0.00	$(0.06)	$0.00

At September 30, 2014 and 2013, respectively, stock options for 55,100 and 60,200 shares of common stock were not considered in computing diluted net income (loss) per share for the nine-month and three-month periods ended September 30, 2014 and 2013 because they were antidilutive.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2014

(Unaudited)

NOTE 7 – INCOME TAXES

The Company recorded no tax expense during the first nine months of 2014. During 2010, the Company established a valuation allowance against all of its deferred tax assets and has maintained that valuation allowance through the first nine months of 2014. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. Because the Company has recorded a valuation allowance against its deferred tax assets, any deferred tax benefit or expense will be offset by a corresponding increase or decrease, respectively, to the valuation allowance. Until the reversal of the deferred tax valuation allowance, tax benefit or expense from current year operations is expected to be minimal.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

(amounts in thousands, except share and per share data)

The following discussion compares the financial condition of the Company at September 30, 2014 to December 31, 2013, and the results of operations for the nine months and three months ended September 30, 2014 and 2013. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 27, 2014 (File No. 000-49966) (the “2013 Form 10-K”) and in other reports we file with the SEC from time to time, and the following:

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	greater than anticipated deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA;

•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions or regulatory developments;

•	the inability to meet the requirements of our regulatory orders and agreements to which we and our Bank subsidiary are subject;

•	failure to maintain capital levels above levels required by banking regulations or commitments or agreements we make with our regulators;

•	the inability to comply with regulatory capital requirements, including those resulting from recently adopted changes to capital calculation methodologies and required capital maintenance levels, and to secure any required regulatory approvals for capital actions;

•	the vulnerability of our network and online banking portals to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches;

•	the continued reduction of our loan balances and, conversely, the inability to ultimately grow our loan portfolio;

OVERVIEW (Continued)

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	continuation of the historically low short-term interest rate environment;

•	the ability to retain large, uninsured deposits;

•	rapid fluctuations or unanticipated changes in interest rates;

•	any activity that would cause us to conclude that there was impairment of any asset, including goodwill or any other intangible asset;

•	our recording a further valuation allowance related to our deferred tax asset;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	the failure of the FDIC to terminate the Consent Order;

•	further deterioration in the valuation of other real estate owned;

•	changes in accounting policies, rules and practices;

•	the actions of the owners of the preferred securities sold through our participation in the United States Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program (the “CPP”);

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other circumstances, many of which may be beyond our control.

All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

FINANCIAL CONDITION

At September 30, 2014, total assets were $437,035 and total liabilities were $427,024. Total assets decreased $11,408 or 2.5% compared to $448,443 at December 31, 2013. Total liabilities decreased $12,803, or 2.9%, compared to $439,827 at December 31, 2013. The decrease in assets was caused by decreases in cash and cash equivalents, net loans and other real estate owned offset in part by increases in time deposits in other financial institutions, securities available for sale and premises and equipment. The decrease in liabilities was caused by a decrease in interest-bearing deposits offset in part by an increase in noninterest-bearing deposits. Total equity increased 16.2%, or $1,395, to $10,011 at September 30, 2014 compared to $8,616 at December 31, 2013. The increase in equity is primarily due to net income and gains in other comprehensive income during the first nine months of 2014 caused by market fluctuations in securities available for sale.

Cash and Cash Equivalents

Cash and cash equivalents were $31,753 at September 30, 2014 compared to $49,036 at December 31, 2013. This decrease is primarily due to the use of cash to invest in time deposits in other financial institutions and securities available for sale. The Bank has continued to maintain high levels of liquid resources during 2014 due to the availability of excess liquidity in the Bank’s market area coupled with reduced loan demand as a result of weak economic conditions.

Time Deposits in Other Financial Institutions

Time deposits in other financial institutions totaled $19,950 at September 30, 2014 compared to $6,500 at December 31, 2013. Management has begun utilizing time deposits in other financial institutions in conjunction with the Bank’s securities portfolio in order to maximize yield and maintain a reasonable total duration for the Bank’s assets outside of the loan portfolio. Original maturities of time deposits in other financial institutions range from three months to 5 years. Most of the CDs with maturities beyond three years are callable with minimal early withdrawal penalties. All of the deposits are in FDIC insured institutions and the amount on deposit with each individual institution does not exceed the FDIC insurance limit of $250. As of September 30, 2014, time deposits in other financial institutions had a weighted average rate of 0.89% and a weighted average remaining life of 1.12 years.

FINANCIAL CONDITION (Continued)

Loans

Total loans (excluding loans held for sale) at September 30, 2014 were $263,267, compared to $273,707 at December 31, 2013, a decrease of $10,440 or 3.8%. The decrease in loans during the first nine months of 2014 is due to regular loan payments outpacing demand for new loans and additional foreclosure activity.

Loans in the portfolio at September 30, 2014 of approximately $52,640, or 20.0%, are at a variable rate of interest, $196,570, or 74.7%, are at a fixed rate, and $14,057, or 5.3%, are nonaccrual. $99,514, or 38.7%, of total loans reprice within one year of September 30, 2014. As market rates dropped during the economic recession, management implemented rate floors for many variable rate loans in an effort to protect the Bank’s net interest margin. As a result, when market rates begin to rise, loans at their floor will not reprice at higher rates until market rates rise above their contractual floor rates. Only the loans noted above that have variable rates not at a floor rate will reprice with the first increase in market rates. The existence of these rate floors may negatively impact our net interest margin when rates begin to rise, at least until rates rise above these floors.

On September 30, 2014, the Company’s loan to deposit ratio (including loans held for sale) was 67.0%, compared to 67.2% at December 31, 2013. Management expects loan demand to modestly improve through the remainder of 2014, which should slow or stop the decline in gross loans, though excessive amounts of paydowns and foreclosure activity could result in some additional decreases in loan balances. Management anticipates that there will not be significant growth in loans until there are indicators of significant improvements in both the local and national economy, leading customers to begin spending more and resulting in increased demand. If the Company’s deposit growth among core deposit customers continues to outpace its loan demand, the Company’s net interest margin may be adversely affected as the funds from these deposits may be invested in securities and other interest earning assets, like time deposits in other financial institutions, that offer lower yields than loans.

FINANCIAL CONDITION (Continued)

Securities Available for Sale

Set forth below is a table showing the carrying amount and breakdown of the Company’s securities available for sale at September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
U.S. government sponsored entities	$21,789	24.9%	$33,357	40.7%
Mortgage-backed (residential)	63,569	72.6%	42,281	51.6%
State and municipal	2,208	2.5%	6,288	7.7%

Total	$87,566	100.0%	$81,926	100.0%

The Company’s securities portfolio is used to, among other things, provide yield and for pledging purposes to secure public fund deposits. As of September 30, 2014, the carrying value of securities increased $5,640 to $87,566, compared to $81,926 at December 31, 2013. Securities available for sale as a percentage of total assets was 20.0% at September 30, 2014, compared to 18.3% at December 31, 2013. Net unrealized loss on securities available for sale was $482 at September 30, 2014, compared to a net unrealized loss of $1,200 at December 31, 2013. Changes in interest rates in the securities market and some re-positioning of the portfolio caused this fluctuation in the net unrealized loss. Management is continually monitoring the credit quality of the Bank’s investments and believes that the unrealized losses that existed in the Bank’s portfolio at September 30, 2014 were temporary based on the bond ratings and anticipated recovery of bonds held. At September 30, 2014, the Company did not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

During the first nine months of 2014, the Bank sold two different groups of securities in an effort to reduce price volatility in the portfolio. These sales resulted in a net gain of $213. The proceeds were reinvested primarily in new mortgage-backed securities.

Other Real Estate Owned

At September 30, 2014, other real estate owned (“ORE”) totaled $14,172, a decrease of $4,142 from $18,314 at December 31, 2013. This decrease is primarily due to the sale of properties during the first three quarters of 2014. The balance of ORE is comprised of properties acquired through or in lieu of foreclosure on real estate loans, property acquired by the Company for future Bank branch locations that is no longer intended for that purpose and is currently held for sale, and loans made to facilitate the sale of ORE properties that are required to be reported as ORE (“FAS 66 Loans”). The balances recorded for each individual property are based on appraisals that are not more than twelve months old, discounted by an additional 15%. The additional 15% discount was adopted by the Company beginning in the third quarter of 2010 based on an analysis of actual recoveries of ORE balances, including selling costs. Based on that analysis, the Company recorded a valuation allowance of $346 (recognized through ORE expense) in the third quarter of 2010. In addition, the Company began applying the additional 15% discount in its determination of specific reserves for impaired loans that are collateral dependent. As a result, the majority of the financial loss incurred by the Company as a result of the 15% discount has been recognized through loan charge-offs and the provision for loan losses at the time the property is transferred to ORE, with the foreclosed property being transferred into ORE at the discounted value. The Company annually updates its analysis regarding the additional 15% discount. Should such updates indicate that a change in the 15% discount is warranted, the Company would implement the change accordingly and that change would be applied to all properties that are subsequently moved into ORE. Additional write-downs of individual properties typically occur when the results of updated appraisals and further application of the 15% discount on the value reflected in the updated appraisal indicates that the value of the respective property has declined. The Company obtains updated appraisals for ORE properties at least annually. These write-downs are recognized in the quarterly period in which the appraisal is accepted by the Company.

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

The following table shows a breakdown of the ORE portfolio by category as of the end of the periods indicated:

	September 30, 2014		June 30, 2014		March 31, 2014		December 31, 2013
Bank Premises	$—	0.0%	$—	0.0%	$484	2.8%	$484	2.6%
Rental	7,114	50.2%	7,246	45.7%	7,614	43.2%	7,616	41.6%
Non-rental	986	7.0%	1,135	7.2%	1,083	6.1%	1,126	6.2%
Auction	—	0.0%	—	0.0%	15	0.1%	21	0.1%
Land	6,072	42.8%	7,470	47.1%	8,432	47.8%	9,067	49.5%

Total	$14,172	100.0%	$15,851	100.0%	$17,628	100.0%	$18,314	100.0%

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

FINANCIAL CONDITION (Continued)

The following table provides activity within the ORE portfolio in terms of individual parcels for the nine-month and three-month periods ended on the dates indicated:

	Rental	Non-rental	Auction	Land
Three Months Ended September 30, 2014
Foreclosures	—	—	—	—
Sales	2	1	—	4

Three Months Ended September 30, 2013
Foreclosures	2	1	—	—
Sales	—	—	2	1

Nine Months Ended September 30, 2014
Foreclosures	2	2	—	1
Sales	12	3	3	13
Weighted average age of properties held at period end (months)	28.3	17.0	—	36.4

Nine Months Ended September 30, 2013
Foreclosures	13	2	—	3
Sales	18	3	9	6
Weighted average age of properties held at period end (months)	11.7	5.1	28.1	21.2

The following table sets forth information related to the largest five ORE properties held by the Company as of September 30, 2014:

Property Description	Original loan classification	Original Loan Amount	Charge-off prior to transfer into ORE	Write-down after transfer into ORE	Carrying Balance
Unimproved land	Real estate construction	$5,000	$905	$536	$2,949
Unimproved land	Real estate construction	3,103	1,896	204	961
Mixed use commercial property	Commercial real estate	3,684	1,536	238	808
Unimproved land	Real estate construction	1,134	402	—	799
Mini storage facility	Commercial real estate	887	—	—	784

The following table sets forth information related to the largest five ORE properties held by the Company as of December 31, 2013:

Property Description	Original loan classification	Original Loan Amount	Charge-off prior to transfer into ORE	Write-down after transfer into ORE	Carrying Balance
Unimproved land	Real estate construction	$5,000	$905	$374	$3,111
Unimproved land	Real estate construction	3,103	1,896	204	961
Unimproved land	Real estate construction	2,546	196	85	927
Mixed use commercial property	Commercial real estate	3,684	1,536	196	850
Unimproved land	Real estate construction	1,134	402	—	799

FINANCIAL CONDITION (Continued)

Each of the ORE properties identified in the September 30, 2014 table above is listed with a real estate agent and/or listed as available for sale on the Bank’s website. The three properties classified as unimproved land were, at the time the loans were made, intended to be developed. The property carried at $2,949 is commercial property located in an area that remains significantly and negatively impacted by the downturn in the real estate market. Although the Company continues to actively market the property, management anticipates that it could take a significant amount of time to sell the property. The properties carried at $961 and $799 are located in residential areas that were also negatively impacted by the downturn in the economy. Although there are some positive indicators of improvements in the local markets where the properties are located, management believes it will likely require a significant amount of time to sell the properties. The commercial real estate properties are income producing rental properties that are being managed by a third party property manager on behalf of the Company. The Company continues to market these properties, but because of the income producing nature of the properties, it is likely that management will resist selling the properties for less than the current carrying value of the properties.

Deposits

The Company relies on the Bank’s deposit growth, as well as alternative funding sources such as other borrowed money, FHLB advances, and federal funds purchased from correspondent banks, to fund its operations.

The following table sets forth the composition of the deposits at September 30, 2014 and December 31, 2013.

	September 30, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$60,972	15.5%	$53,980	13.2%
Interest-bearing demand accounts	121,914	31.0%	120,259	29.5%
Savings accounts	26,034	6.6%	24,770	6.1%
Time deposits greater than $100	83,481	21.3%	97,294	23.9%
Other time deposits	100,414	25.6%	111,229	27.3%

Total	$392,815	100.0%	$407,532	100.0%

The following table sets forth all time deposits broken down by remaining maturity at September 30, 2014:

Less than three months	$41,002
Three months through twelve months	105,381
One year through three years	23,696
More than three years	13,816

Total	$183,895

Total deposits were $392,815 at September 30, 2014, compared to $407,532 at December 31, 2013, a decrease of $14,717. The decrease was primarily due to decreases in interest-bearing deposits offset in part by increases in noninterest-bearing demand deposits.

FINANCIAL CONDITION (Continued)

During 2012 and 2013 and through September 30, 2014, the Bank has maintained higher levels of liquid assets due to the availability of excess liquidity in the Bank’s market area coupled with reduced loan demand as a result of weak economic conditions. Management has been utilizing the available cash to pay off national market and broker deposits as they have matured, resulting in significant reductions in cost of funds. Management has been seeking additional core customer deposits during 2014 and anticipates that it will continue to do so in order to improve the Bank’s overall liquidity position as well as net interest income and to continue to reduce the Bank’s reliance on national market and broker deposits.

Shareholders’ Equity

At September 30, 2014, shareholders’ equity totaled $10,011, an increase of $1,395 from $8,616 at December 31, 2013. The increase was primarily due to gains in other comprehensive income combined with net income.

The 17,806 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Senior Preferred Shares”) have a $21,445 liquidation value and had a cumulative dividend rate of 5% per year, until May 15, 2014, and a dividend rate of 9% thereafter. In addition, under the terms of the CPP, the Company issued warrants to U.S. Treasury to purchase additional preferred shares equal to 5% of the investment in Senior Preferred Shares at a discounted exercise price. The U.S. Treasury exercised the warrants immediately upon investment in the Senior Preferred shares, which resulted in issuance of 890 shares of Fixed Rate Perpetual Preferred Shares, Series B (the “Warrant Preferred Shares” and together with the Senior Preferred Shares, the “Preferred Shares”) . The U.S. Treasury’s exercise of the warrants resulted in a net discount on the issuance of the preferred shares of $890. The discount was amortized over a five year period, which ended on February 27, 2014. The Warrant Preferred Shares have a liquidation value of $1,191 and a cumulative dividend rate of 9% per year until redeemed. Dividends on both Senior Preferred Shares and Warrant Preferred Shares are required to be paid quarterly. Total required annual dividends for both Senior Preferred Shares and Warrant Preferred Shares are expected to be as follows: 2014: $1,564; 2015 and thereafter: $1,683 per year. The Company is permitted to redeem all or a portion of the Preferred Shares at any time after consultation with its primary federal regulator, but may not redeem the Warrant Preferred Shares until all of the Senior Preferred Shares have been redeemed. Holders of both the Senior Preferred and Warrant Preferred shares would be entitled to receive accrued but unpaid dividends in conjunction with any such redemption.

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

The Company received none of the proceeds from the sale of the Senior Preferred or Warrant Preferred shares by the U.S. Treasury. The sale of the securities had no effect on the terms of the outstanding securities, including the Company’s obligation to satisfy accrued and unpaid dividends or the holders’ right to elect two members to the board of directors of the Company. Further, the sale of the securities has no effect on the Company’s capital, regulatory capital, financial condition or results of operations. Upon the closing of the sale of the securities, the Company was no longer subject to various executive compensation and corporate governance requirements to which participants in the CPP were subject while the U.S. Treasury held the securities.

FINANCIAL CONDITION (Continued)

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company would not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The board resolution was replaced by the Written Agreement that the Company entered into with the FRB on April 19, 2012, the terms of which similarly prohibit the Company from incurring debt, paying dividends or interest or redeeming shares of its capital stock. The Company requested permission to make dividend payments on its Preferred Shares and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three issues of subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common or preferred stock, including the Preferred Shares, and the Company’s subsidiaries may not pay dividends on the subsidiaries’ common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the Preferred Shares beginning in the second quarter of 2011. At September 30, 2014, the Company has $4,314 of interest on its subordinated debentures accrued for which payment is being deferred. In addition, the Company has accumulated $3,939 in deferred dividends on the Preferred Shares. The Bank’s subsidiary Community First Properties, Inc. suspended the payment of dividends on its preferred stock beginning with the dividend payment due on December 31, 2011. At September 30, 2014, Community First Properties, Inc. has $47 of preferred stock dividends accrued for which payment is being deferred.

RESULTS OF OPERATIONS

Net Income

The Company had net income of $1,824 for the nine months ended September 30, 2014 compared to net income of $883 for the same period in 2013, an increase in net income of $941. Net income available to common shareholders was $644 for the first nine months of 2014 compared to $9 for the same period in 2013.

The Company had net income of $232 for the three months ended September 30, 2014 compared to net income of $290 for the same period in 2013, a decrease in net income of $58. Net loss allocated to common shareholders was $192 for the three months ended September 30, 2014 compared to $5 for the same period in 2013.

RESULTS OF OPERATIONS (Continued)

Average Balance Sheets, Net Interest Income

Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity and an analysis of net interest income for the nine month periods ended September 30, 2014 and 2013. The table reflects how changes in the volume of interest earning assets and interest-bearing liabilities and changes in interest rates have affected our interest income, interest expense, and net interest income for the periods indicated. Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (changes in rate multiplied by prior volume); and (3) changes in rate/volume (changes in rate multiplied by change in volume). The changes attributable to the combined impact of volume and rate have all been allocated to the changes due to rate.

	September 30, 2014			September 30, 2013			Change
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Due to Volume (1)	Due to Rate (2) (3)	Total

Gross loans (a and b)	$265,490	5.19%	$10,313	$296,175	5.45%	$12,079	$(1,251)	$(515)	$(1,766)
Taxable securities available for sale	88,301	2.12%	1,398	64,681	1.81%	875	319	204	523
Tax exempt securities available for sale	2,665	.11%	62	4,436	3.32%	110	(44)	(4)	(48)
Federal funds sold and other	52,405	0.58%	227	78,331	0.36%	211	(70)	86	16

Total interest earning assets	408,861	3.92%	12,000	443,623	4.00%	13,275	(1,046)	(229)	(1,275)

Cash and due from banks	3,599			3,590
Other nonearning assets	42,597			45,856
Allowance for loan losses	(6,912)			(9,521)

Total assets	$448,145			$483,548

Deposits:
NOW & money market investments	$127,000	0.42%	$397	$113,014	0.54%	$453	$56	$(112)	$(56)
Savings	26,101	0.10%	19	22,114	0.11%	19	4	(4)	—
Time deposits $100 and over	89,243	0.94%	625	116,127	1.11%	968	(224)	(119)	(343)
Other time deposits	105,748	0.79%	627	131,029	1.08%	1,061	(205)	(229)	(434)

Total interest-bearing deposits	348,092	0.64%	1,668	382,284	0.87%	2,501	(369)	(464)	(833)

Federal Home Loan Bank advances	—	0.00%	—	5,842	2.47%	108	(108)	—	(108)
Subordinated debentures	23,000	3.44%	592	23,000	3.46%	595	—	(3)	(3)
Repurchase agreement	—	0.00%	—	3,769	3.33%	94	(94)	—	(94)
Federal funds purchased and other	—	0.00%	—	15	0.00%	0	—	—	—

Total other borrowings	23,000	3.44%	592	32,626	3.27%	797	(202)	(3)	(205)
Total interest-bearing liabilities	371,092	0.81%	2,260	414,910	1.06%	3,298	(571)	(467)	(1,038)
Noninterest-bearing liabilities	67,287			59,007

Total liabilities	438,379			473,917
Shareholders’ equity	9,766			9,631

Total liabilities and shareholders’ equity	$448,145			$483,548

Net interest income			$9,740			$9,977	$(474)	$237	$(237)

Net interest margin		3.19%			3.01%

(a)	Interest income includes fees on loans of $360 and $417 in 2014 and 2013, respectively.
(b)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.
(1)	Changes in volume multiplied by prior rate.
(2)	Changes in rate multiplied by prior volume.
(3)	Changes in rate multiplied by change in volume.

RESULTS OF OPERATIONS (Continued)

Net Interest Income

Net interest income for the first nine months of 2014 was $9,740, a decrease of $237, or 2.4% compared to $9,977 for the same period in 2013. The decrease in net interest income is primarily due to decreases in the average balance of earning assets offset in part by decreases in the average balance of time deposits, FHLB advances and the repurchase agreement in addition to decreases in the average rate paid on time deposits.

Despite the decrease in absolute dollars of net interest income, the Bank’s net interest margin improved from 3.01% at September 30, 2013 to 3.19% at September 30, 2014. This improvement is primarily due to a decrease in the average rate paid on interest-bearing liabilities. Beginning in 2013 and continuing through the first nine months of 2014, the Bank had several high-priced interest-bearing liabilities mature, and these funding sources did not have to be replaced due to the Bank’s excess liquidity. The Bank also decreased the rate paid on interest-bearing core deposits. The improvement in net interest margin is further due to the Bank’s efforts to mitigate the effect of weakened loan demand on interest income by investing excess liquidity in available for sale securities and time deposits in other financial institutions.

Total interest income for the first nine months of 2014 was $12,000 a decrease of $1,275 from $13,275 for the same period in 2013. The decrease is primarily due to a decline in loan interest income as a result of the decrease in loan balances. The average balance of loans during the first nine months of 2014 was $265,490, a decrease of $30,685 from $296,175 during the same period in 2013. The decrease in the average balance of loans is due to continued weak loan demand. The decrease in net interest income is further due to a decrease in the average rate earned on loans in the first nine months of 2014 compared to the same period in 2013.

Interest income on taxable securities increased $523 to $1,398 in the first nine months of 2014 compared to $875 in the first nine months of 2013. The increase is primarily due to an increase in the average balance of taxable securities combined with an increase in the average rate earned on taxable securities.

The average balance of federal funds sold and other during the first nine months of 2014 was $52,405, a decrease of $25,926 from $78,331 during the same period in 2013. This decrease is due to excess liquidity being invested in available for sale securities. The average rate earned on federal funds sold and other in the first nine months of 2014 was 0.58% compared to 0.36% for the same period in 2013. The increase in rate is due to the Company’s utilization of excess cash by investing in time deposits in other financial institutions.

Total interest expense was $2,260 in the first nine months of 2014, a decrease of $1,038 from $3,298 in the first nine months of 2013. The decrease in interest expense is largely due to a reduction in the average rate paid on deposits and the average balance of deposits in the first nine months of 2014 compared to the same period in 2013. The decrease is further due to the maturity of FHLB advances and the repurchase agreement in 2013 as well as the shift in deposits from interest-bearing time deposits to noninterest bearing deposits.

Total interest expense on deposits was $1,668 in the first nine months of 2014, a reduction of $833 from $2,501 in the first nine months of 2013. The average rate paid on deposits was 0.64% in the first nine months of 2014 compared to 0.87% for the same period in 2013. The most significant decreases in average rates were on time deposits. The reduction in average rate paid on deposits was the result of continued decreases in market rates in the Bank’s market area as well as some shift in the Bank’s deposit mix from time deposits into NOW and money market accounts. Management believes this shift in deposit mix is due to the current rate environment.

RESULTS OF OPERATIONS (Continued)

Net interest income for the three months ended September 30, 2014 was $3,272, a decrease of $99, or 2.9% compared to $3,371 for the same period in 2013. The decrease in net interest income is primarily due to decreases in the average balance of earning assets offset in part by decreases in the average balance of time deposits in addition to decreases in the average rate paid on time deposits, similar to factors noted above for the first nine months of 2014.

Total interest income for the three months ended September 30, 2014 was $3,997 a decrease of $329 from $4,326 for the same period in 2013. The decrease is primarily due to a decline in loan interest income as a result of the decrease in loan balances, similar to factors noted above for the first nine months of 2014.

Total interest expense was $725 for the three months ended September 30, 2014, a decrease of $230 from $955 for the same period in 2013. The decrease in interest expense is largely due to a reduction in the average rate paid on deposits and the average balance of deposits when compared to the three months ended September 30, 2013.

RESULTS OF OPERATIONS (Continued)

Provisions for Loan Losses

In the first nine months of 2014, the Bank reversed $800 of the allowance for loan loss as a result of improvements in asset quality and reductions in gross loans. In the first nine months of 2013, the Bank recorded provision for loan loss of $300. The ratio of allowance for loan losses to gross loans was 2.32% at September 30, 2014 compared to 2.94% at December 31, 2013.

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

Nonperforming loans decreased from $27,166 at December 31, 2013 to $15,693 at September 30, 2014. The decrease in nonperforming loans is due to improved credit standing for problem loan relationships, foreclosure activity and some decreases in troubled debt restructurings (“TDRs”). Management has been focused on reducing the Bank’s overall level of problem assets. Elimination of those problem assets often requires foreclosure of problem loans, resulting in charge-offs and the balance of the loan moving to ORE. Once the Bank has control of the collateral, it is then able to undertake efforts to liquidate the assets. The ratio of the allowance to nonperforming loans was 30.85% at September 30, 2014, compared to 29.59% at December 31, 2013. The portion of the allowance attributable to impaired loans was $983 at September 30, 2014, a decrease from $2,446 at December 31, 2013. Total impaired loans totaled $15,206 at September 30, 2014 compared to $26,071 at December 31, 2013.

The portion of the allowance attributable to historical and environmental factors has decreased since December 31, 2013. Management’s evaluation of the allowance for loan losses, in addition to specific loan allocations, is based on volume of non-impaired loans and changes in credit quality and environmental factors. The balance of non-impaired loans decreased during the first nine months of 2014 due to the reduction in gross loans.

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

RESULTS OF OPERATIONS (Continued)

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2014 and December 31, 2013, based on the most recent analysis performed, the risk category of loans by segment of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful
September 30, 2014
Real estate construction	$12,479	$9,016	$—	$840	$—
1-4 Family residential	85,927	11,285	—	5,020	—
Commercial real estate	82,256	10,225	—	4,536	—
Other real estate loans	5,687	—	—	—	—
Commercial, financial and agricultural	14,006	944	—	157	—
Consumer	5,341	2	—	171	—
Tax exempt	41	—	—	—	—
Other loans	129	—	—	—	—

Total	$205,866	$31,472	$—	$10,724	$—

	Pass	Watch	Special Mention	Substandard	Doubtful
December 31, 2013
Real estate construction	$10,766	$7,145	$—	$857	$—
1-4 Family residential	92,374	4,249	—	6,542	—
Commercial real estate	78,991	6,828	—	6,388	—
Other real estate loans	2,993	1,688	—	—	—
Commercial, financial and agricultural	20,543	2,154	—	311	—
Consumer	5,292	4	1	165	—
Tax exempt	51	—	—	—	—
Other loans	294	—	—	—	—

Total	$211,304	$22,068	$1	$14,263	$—

RESULTS OF OPERATIONS (Continued)

The table below illustrates changes in the AFLL ratio (the ratio, expressed as a percentage, of the allowance for loan losses to total gross loans) over the past five quarters and the changes in related risk metrics over the same periods:

Quarter Ended	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013	September 30, 2013
AFLL Ratio	2.32%	2.39%	2.51%	2.94%	2.94%
ASC 450 allowance ratio (1)	2.06%	2.15%	2.20%	2.26%	2.22%

Specifically impaired loans (ASC 310 component)	$983	$981	$1,234	$2,446	$2,609
Historical and environmental (ASC 450-10 component)	5,122	5,325	5,379	5,593	5,754

Total allowance for loan loss	$6,105	$6,306	$6,613	$8,039	$8,363

Nonperforming loans to gross loans (2)	7.52%	7.92%	7.55%	9.93%	9.85%
Impaired loans to gross loans	5.78%	6.20%	7.21%	9.53%	9.14%
Allowance to nonperforming loans ratio	30.85%	30.15%	33.27%	29.59%	29.83%
Quarter-to-date net charge-offs to average gross loans (3)	0.08%	0.00%	0.33%	0.02%	0.23%

(1)	Historical and environmental component as a percentage of non-impaired loans.
(2)	Nonaccrual loans and loans past due 90 or more days still accruing interest, and troubled debt restructurings still accruing interest as a percentage of gross loans.
(3)	Annualized.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

The following table presents information regarding loans included as nonaccrual and troubled debt restructurings and the gross income that would have been recorded in the nine-month and three-month periods ended September 30, 2014 and 2013 if the loans had been current:

	Nine months ended		Three months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Nonaccrual interest	$999	$3,665	$324	$201
Troubled debt restructurings interest	104	121	92	36

RESULTS OF OPERATIONS (Continued)

Noninterest Income

Total noninterest income for the first nine months of 2014 was $2,050, a decrease of $41, or 2.0% from $2,091 for the same period in 2013. The decrease is due to a decrease in other service charges, commissions and fees and gain on sale of loans, offset by an increase in the gain on sale of securities available for sale.

Other service charges, commissions and fees for the first nine months of 2014 was $14 compared to $68 for the same period in 2013. The decrease in other service charges, commissions and fees is a result of a decrease in income from an equity investment in a development partnership and a decrease in check printer income due to a change in service provider.

The gain on sale of loans for the first nine months of 2014 was $59, a decrease of $16, or 21.3%, from $75 for the same period in 2013. This decrease is due to a decline in demand for mortgage loans.

Gain on sale of securities available for sale for the first nine months of 2014 was $213, a decrease of $31, or 17.0%, from $182 for the same period in 2013. This is due to the Company selling more securities during the first nine months of 2014 than in the same period in 2013.

Total noninterest income for the three months ended September 30, 2014 was $818, an increase of $156, or 23.6%, from $662 for the same period in 2012. The increase is due to an increase in the gain on sale of securities available for sale, similar to factors noted above for the nine month period ended September 30, 2014.

The table below shows noninterest income for the nine-month and three-month periods ended September 30, 2014 and 2013.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Service charge on deposit accounts	$1,290	$1,276	$436	$444
Gain on sale of loans	59	75	37	26
Gain on sale of securities available for sale	213	182	173	—
Other:
Investment service income	107	111	33	67
Safe deposit box rental	22	21	7	7
Credit life insurance commissions	5	4	3	2
Bank Owned Life Insurance income	194	205	66	67
ATM income	99	96	33	32
Other customer fees	34	41	14	12
Other equity investment income	13	12	5	3
Other service charges, commissions and fees	14	68	11	2

Total noninterest income	$2,050	$2,091	$818	$662

RESULTS OF OPERATIONS (Continued)

Noninterest Expense

Noninterest expense for the first nine months of 2014 was $10,766, a decrease of $119, or 1.1% from $10,885 for the same period in 2013. The decrease is primarily due to decreases in occupancy expense, legal fees, regulatory and compliance expense, furniture and equipment expense and audit and accounting fees. The decrease was offset in part by slight increases in salaries and employee benefits, advertising and public relations expense, data processing expense and other real estate expense.

Occupancy expense totaled $606 in the first nine months of 2014, a decrease of $126, or 17.2%, from $732 for the same period in 2013. The decrease is primarily due to a one-time adjustment of deferred rent expense related to a long-term lease on property utilized for one of the Bank’s branch locations. During the first quarter of 2014, the Bank purchased the property from the lessor, terminating the lease. In addition, this purchase eliminated the regular monthly lease payment, which created ongoing savings.

Legal fees totaled $51 in the first nine months of 2014, a decrease of $102, or 66.7%, from $153 for the same period in 2013. The decrease is primarily due to the Company being involved in fewer activities requiring legal consultation in 2014 compared to 2013.

Regulatory and compliance expense totaled $797 in the first nine months of 2014, a decrease of $80, or 9.1%, from $877 for the same period in 2013. The decrease is primarily due to a reduction in the Bank’s FDIC insurance expense premium as higher equity levels at the Bank have resulted in lower assessments.

Furniture and equipment expense totaled $236 in the first nine months of 2014, a decrease of $69, or 22.6%, from $305 for the same period in 2013. The decrease is primarily due to a large amount of our furniture, fixtures and equipment reaching full depreciation during 2013.

Audit and accounting fees totaled $248 in the first nine months of 2014, a decrease of $59, or 19.2%, from $307 for the same period in 2013. The decrease is primarily due to a reduction in the use of outsourced internal audit services.

Salaries and employee benefits totaled $4,980 in the first nine months of 2014, an increase of $91, or 1.9%, from $4,889 for the same period in 2013. This increase is due to cost of living salary adjustments and an increase in the Bank’s portion of employee medical insurance costs.

Advertising and public relations expense totaled $143 in the first nine months of 2014, an increase of $75, or 110.3%, from $68 for the same period in 2013. This increase is primarily due to increased support of the community through donations and some additional marketing efforts during 2014.

Data processing expense totaled $860 in the first nine months of 2014, an increase of $66, or 8.3%, from $794 for the same period in 2013. This increase is primarily due to an expanded relationship with our payroll processor, ADP, which began in late 2013. Through this expanded relationship, ADP now provides electronic human resources and benefits administration services in addition to payroll processing services.

Other real estate expense totaled $827 for the first nine months of 2014, an increase of $59, or 7.7%, from $768 for the same period in 2013. This is primarily due to the increase of valuation losses based on reappraisals.

Noninterest expense for the three months ended September 30, 2014 was $3,858, an increase of $115, or 3.1% from $3,743 for the same period in 2013. The increase is primarily due to increases in salaries and employee benefits and other real estate expense, similar to the factors noted above for the nine-month period ended September 30, 2014.

RESULTS OF OPERATIONS (Continued)

The table below shows noninterest expense for the nine-month and three-month periods ended September 30, 2014 and 2013:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2014	2013	2014	2013
Salaries and employee benefits	$4,980	$4,889	$1,682	$1,632
Regulatory and compliance	797	877	265	279
Occupancy	606	732	234	241
Furniture and equipment	236	305	82	101
Data processing fees	860	794	292	272
Advertising and public relations	143	68	41	18
Operational expense	307	315	101	113
Other real estate expense	827	768	449	399
Other:
Loan expense	31	43	7	28
Legal	51	153	26	38
Audit and accounting fees	248	307	92	83
Postage and freight	220	186	75	61
Director expense	187	168	63	57
ATM expense	489	459	163	160
Amortization of intangible asset	103	103	34	34
Insurance expense	294	292	98	97
Printing	55	58	19	17
Other employee expenses	72	60	21	23
Dues & memberships	35	33	11	9
Miscellaneous charge-off	—	5	—	5
Miscellaneous taxes and fees	30	49	9	17
Federal Reserve and other bank charges	28	33	7	10
Loss on other investment	5	—	5	—
Other	162	188	82	49

Total noninterest expense	$10,766	$10,885	$3,858	$3,743

RESULTS OF OPERATIONS (Continued)

Income Taxes

During 2010, the Company established a valuation allowance against all of its deferred tax assets and has maintained that valuation allowance through the first nine months of 2014.

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

As of September 30, 2014, we have federal and state income tax net operating loss (NOL) carryforwards of $24,553 and $5,2598, which will expire at various dates from 2020 through 2032. Such NOL carryforwards expire as follows:

	Federal	State
2020-2024	$—	$18,583
2025-2029	—	34,015
2030-2032	24,553	—

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

The Bank’s primary uses of cash are lending to its borrowers and investing in securities and short-term interest-earning assets. During 2013, regular loan repayments outpaced loan demand, resulting in a decrease in gross loans and contributing to the increase in cash and cash equivalents. During the first nine months of 2014, this trend continued and management began utilizing some of the available liquidity to invest in securities available for sale and time deposits in other financial institutions. Although management expects loan demand to modestly improve through the remainder of 2014, which should slow or stop the decline in gross loans, management anticipates that there will not be significant growth in loans until there are indicators of significant improvements in both the local and national economy, leading customers to begin spending more and resulting in increased demand. In addition, management’s efforts to reduce nonperforming loans could result in additional decreases in gross loans.

On September 20, 2011, the Bank consented to the issuance of the Consent Order by the FDIC. Under the terms of the Consent Order, the Bank agreed to, among other things, take the following actions:

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

LIQUIDITY AND CAPITAL RESOURCES (Continued)

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

LIQUIDITY AND CAPITAL RESOURCES (Continued)

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

As of September 30, 2014, we believe that we were in compliance with all provisions of the Consent Order that were required to be completed by September 30, 2014, including the minimum capital ratios required by the Consent Order. All plans required by the Consent Order have been prepared and submitted to the FDIC and have been accepted by the FDIC.

As a result of entering into the Consent Order, the Bank was subject to additional limitations on its operations including accepting, rolling over, or renewing brokered deposits, which could adversely affect the Bank’s liquidity and/or operating results. The Bank was also limited, as a result of its condition, in its ability to pay more than de minimis severance payments to its employees and was required to receive the consent of the FDIC and the Department to appoint new officers or directors. By virtue of entering into the Consent Order, the Bank was also limited from paying deposit rates above national rate caps published weekly by the FDIC, unless the Bank was determined to be operating in a high-rate market area. On December 1, 2011, the Bank received notification from the FDIC that it was operating in a high-rate environment, which allowed the Bank to pay rates higher than the national rate caps, but continued to limit the Bank to rates that do not exceed the prevailing rate in the Bank’s market by more than 75 basis points.

As a result of improvements in the Bank’s financial condition and results of operations and the Bank’s compliance with the terms thereof, the written agreement that the Bank had entered into with the Department was terminated effective October 29, 2014. In addition, the FDIC has notified the Bank that it intends to terminate the Consent Order.

In connection with the termination of the written agreement the Bank had entered into with the Department and the anticipated termination of the Consent Order, the Bank reached an understanding with the FDIC and the Department in the form of a single informal agreement with both agencies. The informal agreement significantly reduces the restrictions that were placed on the Bank under the Consent Order and the written agreement with the Department. The informal agreement requires that the Bank, among other things:

•	Maintain the following minimum regulatory capital ratios: Leverage Capital 8.0%; Tier I Risk Based Capital 10.00%; and Total Risk Based Capital 12.00%.

•	Receive prior written consent of each of the FDIC and the Department before the Bank declares or pays any cash dividends.

•	Develop a written profit plan to improve the Bank’s earnings.

On April 19, 2012, the Company entered into the Written Agreement with the FRB. The Written Agreement replaces the board resolution adopted by the Board of Directors on January 18, 2011. Under the terms of the Written Agreement, the Company has agreed to, among other things, take the following actions:

•	Take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including taking steps to ensure that the Bank complies with the Consent Order;

•	Submit within 60 days of April 19, 2012 a written plan to maintain sufficient capital at the Company on a consolidated basis, and within 10 days of approval of the plan by the FRB, adopt the approved capital plan;

LIQUIDITY AND CAPITAL RESOURCES (Continued)

•	Submit within 60 days of April 19, 2012 a written statement of the Company’s planned sources and uses of cash for debt service, operating expenses, and other purposes for 2012;

•	Provide notice in compliance with applicable federal law and regulations, of any changes in directors or senior executive officer of the Company;

•	Comply with applicable federal law and regulations restricting indemnification and severance payments; and

•	Provide within 45 days after the end of each calendar quarter, a written progress report detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement.

In addition, under the terms of the Written Agreement, the Company has agreed to, among other things, the following actions:

•	Refrain from declaring or paying any dividends without prior approval;

•	Not directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank without prior approval;

•	Not (along with the Company’s non-bank subsidiary) make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior approval;

•	Not (along with the Company’s non-bank subsidiary) directly or indirectly incur, increase, or guarantee any debt without prior approval; and

•	Not directly or indirectly purchase or redeem any shares of its stock without prior approval.

As of September 30, 2014 all of the plans required to be submitted to the FRB have been submitted and approved. Management believes that the Company is in compliance with the requirements of the Written Agreement as of September 30, 2014.

The Company’s principal source of liquidity for dividend payments is dividends received from the Bank. Although the Bank was profitable in each of 2012 and 2013, and the first nine months of 2014, the Bank was prohibited under the terms of the Consent Order with the FDIC and the written agreement with the Department, and is currently prohibited under the terms of the informal agreement entered into by the Bank (and, until it is formally terminated by the FDIC, the Consent Order), from paying dividends to the Company without prior approval from the FDIC and the Department.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company will not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The terms of the Written Agreement, which replaced the board resolution, among other things, similarly prohibit the Company from incurring debt, paying dividends or interest or redeeming shares of its capital stock without the approval of the FRB. The Company requested permission to make dividend payments on the Preferred Shares and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three issuances of subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common stock or preferred stock, including the Preferred Shares, and the Company’s subsidiary may not pay dividends on the subsidiary’s common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the Preferred Shares beginning in the second quarter of 2011. At September 30, 2014, the Company has $4,314 of interest accrued on its subordinated debt for which payment is being deferred. In addition, the Company has accumulated $3,939 in deferred dividends on the Preferred Shares as of September 30, 2014. The Company’s subsidiary Community First Properties, Inc. suspended payment of its dividends on its preferred stock beginning with the dividend payment due December 31, 2011. At September 30, 2014, Community First Properties, Inc. has $47 of preferred stock dividends accrued for which payment is being deferred. Since the Company has deferred payment of dividends on the Preferred Shares for more than six quarters, the holders of the Preferred Shares now have the right to elect up to two directors to the Company’s board of directors. On April 14, 2014, the U.S. Treasury sold all of the shares of Preferred Stock it owned in a modified Dutch auction. The Company received none of the proceeds from the sale by the U.S. Treasury of the Preferred Shares.

Although the Bank was profitable in each of 2012 and 2013, and the first nine months of 2014, the Bank is prohibited under the terms of the informal agreement with the FDIC and the Department (and, until it is terminated, the Consent Order) from paying dividends to the Company without prior approval from the FDIC and the Department. The Company is also restricted in the types and amounts of dividends it can pay by the terms of the Preferred Shares and by the terms of the Written Agreement, which prohibits the Company from paying interest or dividends (including interest on the Company’s subordinated debentures and dividends on the Company’s Preferred Shares) without the FRB’s prior approval. The Company is currently considering the options available to it to increase capital levels at the Bank and the Company, including strengthening the Bank’s core earnings, the sale of common or preferred stock of the Company, the issuance or incurrence by the Company of debt, or alternatively the sale of the Company. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company. This change in control would likely qualify as a change in control under the IRS’s regulations related to the preservation of net operating loss carryforwards causing the Company to likely forfeit this benefit. The loss of this benefit would not cause the Company to recognize a cash charge, but rather would eliminate the benefit that the Company would otherwise be able to utilize to offset future year’s profits, if any, to reduce the Company’s tax liability.

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

At September 30, 2014, the Company had unfunded loan commitments outstanding of $20,785 and unfunded letters of credit of $1,464. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If the Company needed to fund these outstanding commitments, it has the ability to liquidate federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Company could sell participations in these or other loans to correspondent banks.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

At September 30, 2014 and December 31, 2013, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered “well-capitalized” under prompt corrective action guidelines and the ratios required by the Consent Order were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions		Required by terms of Consent Order with FDIC
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2014
Total Capital to risk weighted assets
Community First Bank & Trust	$43,389	15.84%	$21,920	8.00%	$27,400	10.00%	$32,880	12.00%
Consolidated	26,319	9.60%	21,944	8.00%	27,429	10.00%	N/A	N/A

Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$39,931	14.57%	$10,960	4.00%	$16,440	6.00%	$27,400	10.00%
Consolidated	15,238	5.56%	10,972	4.00%	16,458	6.00%	N/A	N/A

Tier 1 Capital to average assets
Community First Bank & Trust	$39,931	9.06%	$17,622	4.00%	$22,027	5.00%	$37,447	8.50%
Consolidated	15,238	3.44%	17,717	4.00%	N/A	N/A	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions		Required by terms of Consent Order with FDIC
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2013
Total Capital to risk weighted assets
Community First Bank & Trust	$41,250	14.70%	$22,445	8.00%	$28,056	10.00%	$33,667	12.00%
Consolidated	24,905	8.87%	22,474	8.00%	28,092	10.00%	N/A	N/A

Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$37,687	13.43%	$11,222	4.00%	$16,833	6.00%	$28,056	10.00%
Consolidated	14,225	5.06%	11,237	4.00%	16,855	6.00%	N/A	N/A

Tier 1 Capital to average assets
Community First Bank & Trust	$37,687	8.41%	$17,917	4.00%	$22,396	5.00%	$38,073	8.50%
Consolidated	14,225	3.16%	18,008	4.00%	N/A	N/A	N/A	N/A

As of September 30, 2014, the Bank was considered “well-capitalized”; however, the Bank was considered “adequately capitalized” due to the existence of the Consent Order. Following the termination of the Consent Order, the Bank’s capitalization status will be determined by its actual capital levels and ratios. The Company’s capital ratios are below what is required to be considered “adequately capitalized”. Two of the three capital ratios were considered “adequate”; however, the Tier 1 Capital to average assets ratio was below the requirements to be considered “adequate”, which prohibits the Company from being considered “adequately capitalized”.

Management continually monitors the Bank’s sources and uses of cash in order to plan for future liquidity needs. The Bank’s most potentially volatile funding liabilities are national market time deposits. The Bank has reduced its reliance on these funding sources during the first nine months of 2014 and it continues to do so as part of management’s efforts to utilize the Bank’s excess liquidity. National market CDs totaled $9,116 at September 30, 2014 compared to $18,429 at December 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management uses a gap simulation model that takes cash flows into consideration. These include mortgage-backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and negotiable order of withdrawal (“NOW”) accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing our pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest-bearing deposits that is actually repriceable within a year. Our cumulative one-year gap position at September 30, 2014, was 0.66% of total assets. Our policy states that our one-year cumulative gap should not exceed 15% of total assets.

At September 30, 2014, $150,383 of $435,863 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year totaled $101,037, or 39.3% of total loans, including loans held for sale at September 30, 2014. As of September 30, 2014, we had $153,628 in time deposits maturing or repricing within one year.

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

September 30, 2014	+200 bps	+100 bps	-100 bps	-200 bps
Basis Point Change
Increase (decrease) in net interest income	(8.38%)	(3.06%)	(0.64%)	(6.67%)

December 31, 2013	+200 bps	+100 bps	-100 bps	-200 bps
Basis Point Change
Increase (decrease) in net interest income	(2.19)%	(1.14%)	0.27%	(7.56%)

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

September 30, 2014	+200 bps	+100 bps	-100 bps	-200 bps
Basis Point Change
Increase (decrease) in equity at risk	(13.98%)	(6.17%)	3.03%	0.09%

December 31, 2013	+200 bps	+100 bps	-100 bps	-200 bps
Basis Point Change
Increase (decrease) in equity at risk	(10.75%)	(5.14%)	3.88%	1.63%

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Because the Company is currently deferring the payment of interest on its outstanding subordinated debentures, the Company is not currently permitted to pay dividends on its outstanding shares of Senior Preferred or Warrant Preferred stock originally issued to the U.S. Treasury pursuant to the CPP. The Company has not paid these dividends since the dividend payment on February 15, 2011. The total aggregate amount of dividends due but unpaid on the Senior Preferred Shares and Warrant Preferred Shares as of the date of this report is $3,939.

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

Community First, Inc. (Registrant)

November 12, 2014	/s/ Louis E. Holloway
(Date)	Louis E. Holloway, President and Chief Executive Officer

November 12, 2014	/s/ Jon Thompson
(Date)	Jon Thompson, Chief Financial Officer