Form 10-K
period 2014-12-31
COMMUNITY FIRST INC
filed 2015-02-27
CIK 1179500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on June 30, 2014 was approximately $16,655,014. There were 3,275,057 of Common Stock outstanding on February 27, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2015 Annual Meeting of Shareholders, currently scheduled to be held on May 19, 2015, are incorporated by reference into Part III of this Annual Report on Form 10-K.

COMMUNITY FIRST, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2014

i

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements made herein, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors,” in this document and the following:

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	greater than anticipated deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA;

•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions or regulatory development;

•	the inability to meet the requirements of our regulatory agreements, to which we and our Bank subsidiary are subject;

•	failure to maintain capital levels above levels required by banking regulations or commitments or agreements we make with our regulators;

•	the inability to comply with regulatory capital requirements and required capital maintenance levels, including those resulting from the implementation of the Basel III capital guidelines, and to secure any required regulatory approvals for capital actions;

•	the vulnerability of our network and online banking portals to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches;

•	the continued reduction of our loan balances and, conversely, the inability to ultimately grow our loan portfolio;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	continuation of the historically low short-term interest rate environment;

•	the ability to retain large, uninsured deposits;

•	rapid fluctuations or unanticipated changes in interest rates;

•	any activity that would cause us to conclude that there was impairment of any asset, including goodwill or any other intangible asset;

•	our recording a further valuation allowance related to our deferred tax asset;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	further deterioration in the valuation of other real estate owned;

•	changes in accounting policies, rules and practices;

•	the actions of the owners of the preferred securities (the “Preferred Stock”) sold through our participation in the United States Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program (the “CPP”);

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other circumstances, many of which may be beyond our control.

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

(Dollar amounts in thousands, except per share data or as otherwise indicated)

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

The Company conducts banking activities from the main office and three branch offices in Columbia, Tennessee, one branch office in Mount Pleasant, Tennessee, one branch office in Centerville, Tennessee, one branch office in Lyles, Tennessee and one branch office in Thompson Station, Tennessee. The Company also operates seven automated teller machines in Maury County, Tennessee, one automated teller machine in Williamson County, Tennessee and two automated teller machines in Hickman County, Tennessee. On December 28, 2011, the Bank entered into a Purchase and Assumption Agreement with Southern Community Bank (“Southern Community”), pursuant to which the Bank agreed to sell certain of its loans and deposits of its Murfreesboro branch location to Southern Community. The transaction was closed on March 30, 2012. On September 17, 2012 the Bank entered into a purchase and assumption agreement with First Citizens National Bank (“First Citizens”), pursuant to which the Bank agreed to sell certain of its assets and liabilities of its Franklin, Tennessee branch location to First Citizens. The transaction with First Citizens was closed on December 7, 2012. Information regarding the sale of the Murfreesboro branch and the Franklin branch is discussed in detail in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Form 10-K.

The Company is a bank holding company and its assets consist primarily of its investment in the Bank. The Company provides a wide range of financial services through the Bank. At December 31, 2014, the Company’s consolidated total assets were $443,555, its consolidated net loans, including loans held for sale, were $251,371, its total deposits were $398,080, and its total shareholders’ equity was $10,886. At December 31, 2013, consolidated total assets were $448,443, the Company’s consolidated net loans, including loans held for sale, were $265,668, its total deposits were $407,532, and its total shareholders’ equity was $8,616. At December 31, 2012, the Company’s consolidated total assets were $510,715, its consolidated net loans, including loans held for sale, were $298,035, its total deposits were $448,946, and its total shareholders’ equity was $10,336.

Loans

We make secured and unsecured loans to individuals, partnerships, corporations, and other business entities within the Middle Tennessee area. Our loan portfolio consists of commercial, financial and agricultural loans, residential and commercial mortgage loans, and consumer loans. Our legal lending limits under applicable regulations (based upon the legal lending limits of 25% of capital and surplus) were $10,210 as of December 31, 2014.

Commercial loans are made primarily to small and medium-sized businesses. Some of these loans are guaranteed by U.S. Government entities such as the U.S. Small Business Administration and the U.S. Department of Agriculture as well as on a conventional basis. These loans are secured and unsecured and are made available for general operating inventory and accounts receivables, for real estate construction and development, as well as for any other purposes considered appropriate. We will generally look to a borrower’s business operations as the principal source of repayment, but will also receive, when appropriate, a security interest in personal property and/or personal guarantees. In addition, the majority of commercial loans that are not mortgage loans are secured by a lien on equipment, inventory, and/or other assets of the commercial borrower, or, in the case of real estate construction and development loans, the underlying real property.

Commercial lending (including commercial real estate lending) involves more risk than residential real estate lending because loan balances are larger and repayment is dependent upon the borrower’s operations. We attempt to minimize the risks associated with these transactions by generally limiting our exposure to owner-operated properties of customers with an established profitable history. In many cases, risk can be further reduced by limiting the amount of credit to any one borrower to an amount less than our legal lending limit (or if lower, our internal limits) and avoiding types of commercial real estate financing that we deem to be too risky.

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

Lending Policies

While the ultimate authority to approve loans rests with the Board of Directors, lending authority is delegated by the Board of Directors to the loan officers and Loan Committee. Loan officers, each of whom are limited as to the amount of secured and unsecured loans that he or she can make to a single borrower or related group of borrowers, report to either the Bank’s Chief Credit Officer, Jim Bratton, or Retail Branch Administrator, Janice Simpson. Louis Holloway, the President of our Bank, chairs the Loan Committee. Our Chief Credit Officer of the Bank, Jim Bratton, also serves as Vice Chairman of the Loan Committee. Lending limits of individual loan officers are documented in the Bank’s Loan Policies and Procedures and are approved by the Board of Directors. Loan officers discuss with the Chief Credit Officer, Retail Branch Administrator or President any loan request that exceeds their individual lending limit. The loan must have approval from the Bank’s President, Chief Credit Officer, Retail Branch Administrator, or the Loan Committee as required by Loan Policy and Procedures. The President and the Chief Credit Officer have lending authority on secured and unsecured loans up to $1,000,000, and the Retail Branch Administrator has lending authority on secured loans up to $150,000.

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

Nonperforming loans, are placed on the non-accrual basis of accounting if: (i) there is deterioration in the financial condition of the borrower; (ii) payment in full of contractual principal or interest is not expected; or (iii) principal or interest has been in default for 90 days or more, unless the obligation is well secured and in the process of collection. The three categories of nonperforming loans are non-accrual status loans, renegotiated debt, and loans in Chapter 13 bankruptcy unless a repayment schedule is adopted that pays out the loan.

Asset/Liability Management

A committee composed of certain officers and directors of the Bank is responsible for managing the Bank’s assets and liabilities. The chairperson of the committee is an outside director, Randy A. Maxwell. This committee attempts to manage asset growth, liquidity, investments and capital in order to maximize income and reduce interest rate risk. The committee directs our overall acquisition and allocation of funds. The committee reviews and discusses our assets and liability funds budget in relation to the actual flow of funds. This committee also reviews and discusses peer group comparisons; the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities; the ratio of allowance for loan losses to outstanding and nonperforming loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specific categories, regulatory changes, monetary policy adjustments, and the overall state of the local and national economies.

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

Customers

In the opinion of management, there is no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on our business. As of December 31, 2014, we had a total of 94 lending relationships that represent exposure to us of at least $500. We believe that the loss of one of these relationships or an affiliated group of relationships, while significant, would not materially impact our performance.

Competition and Seasonality

The banking business is highly competitive. Our primary market area consists of Maury, Williamson, and Hickman Counties in Tennessee. We compete with numerous commercial banks and savings institutions with offices in these market areas. In addition to these competitors, we compete for loans with insurance companies, regulated small loan companies, credit unions, and certain government agencies. We also compete with numerous companies and financial institutions engaged in similar lines of business, such as mortgage banking companies, brokerage companies and lending companies. Some of our competitors have significantly greater financial resources and offer a greater number of branch locations. To offset this advantage of our larger competitors, the Company focuses on providing superior customer service and tailors our products and services to the specific market segments that we serve. The Company does not experience significant seasonal trends in its operations.

Employees

As of December 31, 2014, we had 118 full-time equivalent employees and 120 total employees. The Company plans to continue to hire additional employees as necessary to meet the demands of its customers. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement, and the Company believes that its relations with its employee are good.

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

The Preferred Stock qualifies as Tier 1 capital under current regulatory guidelines and provided for cumulative dividends (i) with respect to the Series A Preferred Stock, at a rate of 5% per annum through May 15, 2014 and 9% per annum thereafter, and (ii) with respect to the Series B Preferred Stock, at a rate of 9% per annum. Dividends are payable on the Preferred Stock quarterly and are payable on February 15,

May 15, August 15 and November 15 of each year. Beginning on May 15, 2014, the dividend rate on the Series A Preferred Stock increased to 9% per annum. If the Company fails to pay a total of six dividend payments on either the Series A Preferred Stock or the Series B Preferred Stock, whether or not consecutive, holders of the series of Preferred Stock on which such dividends have not been paid shall be entitled, voting together with the other series of Preferred Stock and any other series of voting parity stock, to elect two directors to the Company’s Board of Directors until the Company has paid all such dividends that it had failed to pay. As a result of the Company’s deteriorating financial condition, at the request of the Federal Reserve Bank of Atlanta (the “FRB”), we informally agreed, through a board resolution adopted by the Board of Directors on January 18, 2011 (which was replaced with a written agreement on April 19, 2014), that we would not, among other things, pay dividends on the Series A Preferred Stock or the Series B Preferred Stock without the prior approval of the FRB. Beginning with the dividend payment due on May 15, 2011, we have been unable to secure the approval of the FRB to pay dividends on the Series A Preferred Stock or the Series B Preferred Stock. Since we have deferred dividend payments on our Preferred Stock for more than six quarters, the holders of the Preferred Stock have the right to elect two directors to our Board of Directors.

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

On April 14, 2014, the U.S. Treasury, the then holder of all the Series A Preferred Stock and Series B Preferred Stock issued by the Company, closed on the sale of the securities in a modified Dutch auction. The clearing price for the Series A Preferred Stock was $300.50 per share and the clearing price for the Series B Preferred Stock shares was $521.75 per share. The sale was to unaffiliated third party investors as well as certain directors and executive officers of the Company. On January 23, 2015, certain of our directors and executive officers acquired 2,000 additional shares of the Series A Preferred Stock from an investor that had acquired the shares from the U.S. Treasury, resulting in our directors and executive officers owning in excess of 50% of the outstanding shares of the Series A Preferred Stock. We anticipate that certain of our directors and executive officers and other individuals will enter into an agreement in the first quarter of 2015 to acquire additional shares of the Series A Preferred Stock from an investor that had acquired the shares from the U.S. Treasury.

Supervision and Regulation

General

As a registered bank holding company and Tennessee-chartered, federally insured commercial bank, respectively, the Company and the Bank are subject to extensive regulation. Lending activities and other investments must comply with various statutory and regulatory requirements, including prescribed minimum capital standards. The Bank is regularly examined by the FDIC and the Department and files periodic reports concerning its activities and financial condition with its regulators. The Bank’s relationships with depositors and borrowers are also regulated to a great extent by both federal law and the laws of the State of Tennessee, especially in such matters as the ownership of accounts and the form and content of mortgage documents.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act – On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far-reaching provisions do not directly apply to community-based institutions like the Company or the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital are among the provisions that do not directly impact the Company either because of exemptions for institutions below a certain asset size or because of the nature of the Company’s operations. Those provisions that have been adopted or are expected to be adopted and have impacted and will continue to impact the Company include the following:

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

Many aspects of the Dodd-Frank Act, including some described above, are not yet effective, remain subject to rulemaking and will take effect over several years, and their impact on the Company or the financial industry is difficult to predict before such regulations are adopted.

Supervision by the Federal Reserve Board – The Company is a bank holding company registered under the provisions of the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and consequently is subject to examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

As a bank holding company, the Company is required to file with the Federal Reserve annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve and is required to obtain approval of the Federal Reserve prior to acquiring, directly or indirectly, ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting stock of such bank unless it already owns a majority of the voting stock of such bank. Furthermore, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or a bank holding company, and must engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks. One of the exceptions to this prohibition is the ownership of shares of a company, the activities of which the Federal Reserve has determined to be so closely related to banking or management or controlling banks as to be properly incident thereto.

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

On April 19, 2012, the Company entered into a written agreement (the “Written Agreement”) with the FRB. The terms of the Written Agreement replaced the board resolution adopted by the Board of Directors at the request of the FRB on January 18, 2011. Under the terms of the Written Agreement, the Company agreed to, among other things, take the following actions:

•	Take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including taking steps to ensure that the Bank complies with the Consent Order (as defined below);

•	Submit within 60 days of April 19, 2012 a written plan to maintain sufficient capital at the Company on a consolidated basis, and within 10 days of approval of the plan by the FRB, adopt the approved capital plan;

•	Submit within 60 days of April 19, 2012 a written statement of the Company’s planned sources and uses of cash for debt service, operating expenses, and other purposes for 2012;

•	Provide notice in compliance with applicable federal law and regulations, of any changes in directors or senior executive officers of the Company;

•	Comply with applicable federal law and regulations restricting indemnification and severance payments; and

•	Provide within 45 days after the end of each calendar quarter, a written progress report detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement.

In addition, under the terms of the Written Agreement, the Company has agreed to, among other things:

•	Refrain from declaring or paying any dividends without prior approval of the FRB;

•	Not directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank without prior approval;

•	Not (along with the Company’s non-bank subsidiary) make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior approval;

•	Not (along with the Company’s non-bank subsidiary) directly or indirectly incur, increase, or guarantee any debt without prior approval; and

•	Not directly or indirectly purchase or redeem any shares of its stock without prior approval.

As of December 31, 2014, all of the plans required to be submitted to the FRB have been submitted and approved. Management believes that the Company is in full compliance with the requirements of the Written Agreement as of December 31, 2014.

Securities Registration and Reporting – The Common Stock of the Company is registered as a class with the SEC under the Exchange Act and thus the Company is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of the Exchange Act. In addition, the securities issued by the Company are subject to the registration requirements of the Securities Act and applicable state securities laws unless exemptions are available. The periodic reports, proxy statements, and other information filed by the Company with the SEC are available at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company is an electronic filer with the SEC and the Company’s filings may be obtained free of charge at the SEC website (http://www.sec.gov). The Company also makes available on its website (http://www.cfbk.com), free of charge, its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after the Company files such material with, or furnishes such material to, the SEC.

Participation in the Capital Purchase Program of the Troubled Asset Relief Program – As a result of the Company’s participation in the CPP, the Company was, prior to the date that the U.S. Treasury auctioned off all of the Preferred Stock that it owned, required to comply with certain limits and restrictions concerning executive compensation throughout the time that the U.S. Treasury held any equity or debt securities acquired from the Company pursuant to the CPP, including a requirement that any bonus or incentive compensation paid to the Company’s senior executive officers and next twenty most highly compensated employees during the period that the U.S. Treasury held the Preferred Stock be subject to “clawback” or recovery if the payment was based on materially inaccurate financial statements or other materially inaccurate performance metrics criteria and a prohibition on making any “golden parachute” payment (as defined in Section 111 of the EESA, as amended by the ARRA as well as all rules, regulations, guidance or other requirements issued thereunder including the interim final rule issued by the U.S. Treasury on June 15, 2009 (the “June 2009 IFR”)) during that same period to any senior executive officer or the next five most highly compensated employees. The prohibition on “golden parachute” payments has been expanded under the ARRA and the June 2009 IFR to prohibit any payment to these employees for departure from the Company for any reason, except for payments for services performed or benefits accrued.

In addition to the above-described restrictions and limitations on executive compensation, the Company’s participation in the CPP also required the Company to (i) ensure that the incentive compensation programs for its senior executive officers did not encourage unnecessary and excessive risks that threatened the value of the Company; (ii) not make any bonus, incentive or retention payment to the Company’s chief executive officer, except as permitted under the June 2009 IFR; (iii) not deduct for tax purposes executive compensation in excess of $500 in any one fiscal year for each of the Company’s senior executive officers; (iv) establish a Company-wide policy regarding “excessive or luxury expenditures;” and (v) include in the Company’s proxy statement for its annual shareholder meeting a non-binding, advisory shareholder vote on the compensation the Company paid to its senior executive officers.

On April 14, 2014, the U.S. Treasury closed on the sale of all of the Preferred Stock to unaffiliated third party investors as well as certain directors and executive officers of the Company in a modified Dutch auction. Upon the closing of the sale of the Preferred Stock, the Company was no longer subject to the above-described executive compensation and corporate governance requirements to which participants in the CPP were subject while the U.S. Treasury held the securities.

Tennessee Supervision and Regulation – As a Tennessee-chartered commercial bank, the Bank is subject to various state laws and regulations which limit the amount that can be loaned to a single borrower, the type of permissible investments, and geographic expansion, among other things. The Bank must submit an application and receive the approval of the Department before opening a new branch office or merging with another financial institution. The Department regularly examines state chartered banks like the Bank and in connection with its examinations may identify matters necessary to improve a bank’s operation in accordance with principles of safety and soundness. Any matters identified in such examinations are required to be appropriately addressed by the bank being examined and may include maintaining capital at levels above those required by federal statutory provisions to be considered well capitalized and not paying dividends without the prior approval of the Commissioner of the Department. On September 20, 2011, the Bank consented to the issuance of a consent order (the “Consent Order”) by the FDIC. The Consent Order replaced the memorandum of understanding (“MOU”) that the Bank had entered into with the FDIC on October 19, 2010.

On March 14, 2013, the Bank entered into a written agreement with the Tennessee Department of Financial Institutions (the “Department”), the terms of which were substantially the same as those of the Consent Order, including as to required minimum levels of capital that the Bank must maintain.

Due to improvements in the Bank’s financial condition and performance, the Department terminated the written agreement effective October 29, 2014. In addition, the FDIC terminated the Consent Order effective November 19, 2014. In connection with the termination of the written agreement and the Consent Order, the Bank reached an understanding with the FDIC and the Department in the form of a single informal agreement with both agencies.

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

Dividends – The Company is a legal entity separate and distinct from the Bank. The principal source of the Company’s revenues however, is from dividends declared by the Bank. Under Tennessee law, the Bank can only pay dividends in an amount equal to or less than the total amount of its net income for that calendar year combined with retained net income of the preceding two (2) years. Payment of dividends in excess of this amount requires prior approval by the Commissioner of the Department. The Bank’s ability to pay dividends also may depend on its ability to meet minimum capital levels established from time to time by the FDIC. Under such regulations, FDIC-insured state banks are prohibited from paying dividends, making other distributions or paying any management fee to a parent if, after such payment, the bank would fail to have a common equity Tier 1 risk-based capital ratio of at least 4.5%, a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 8% and a Tier 1 leverage capital ratio of at least 4%. Moreover, beginning January 1, 2016, under the FDIC regulations implementing the Basel III capital requirements, these minimum capital ratios will be increased by a capital conservation buffer of up to 2.5% following a three-year phase-in period. The Bank’s ability to pay dividends to the Company may also be limited by limitations imposed on the Bank by the FDIC or the Department, including both formal and informal actions like the informal agreement the Bank has entered into with the FDIC and the Department, which prohibits the Bank from paying dividends to the Company without the prior consent of the FDIC and the Department.

Under Tennessee law, the Company may pay common stock dividends if, after giving effect to the dividends, the Company can pay its debts as they become due in the ordinary course of business and the

Company’s total assets exceed its total liabilities. The payment of dividends by the Company also may be affected or limited by certain factors, such as the requirements to maintain adequate capital above regulatory guidelines. In addition, if, in the opinion of the applicable regulatory authority, a bank holding company or a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may take various supervisory actions to prevent such action, including a cease and desist order prohibiting such practice. At the request of the FRB, the Board of Directors of the Company, on January 18, 2011, adopted a board resolution (which has been replaced by the Written Agreement) agreeing that the Company would not, among other things, incur additional debt, pay dividends on any of its common stock or preferred stock, or redeem treasury stock without approval from the FRB. The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debentures that were scheduled for the first quarter of 2011. In the first quarter of 2011, the FRB granted the Company permission to pay the dividends on its Preferred Stock that were due on February 15, 2011, but denied the Company permission to make interest payments on its subordinated debentures. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three issuances of subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the indentures governing the subordinated debentures provide that the Company cannot pay any dividends on its Common Stock or Preferred Stock. Accordingly, the Company was required to suspend its dividend payments on its Preferred Stock beginning in the second quarter of 2011. Consequently, at December 31, 2014, the Company had $4,520 of interest accrued on its subordinated debentures for which payment is being deferred. In addition, the Company had accumulated $4,363 in deferred dividends on the shares of the Preferred Stock. Under the terms of the Preferred Stock, failure to pay dividends for six dividend periods triggers the Preferred Stock holders’ right to elect two directors to an institution’s board. Since the Company has deferred payments of dividends on its Preferred Stock for more than six quarters, the holders of the Preferred Stock have the right to elect up to two directors to the Company’s board of directors.

Additionally, because the Company has deferred the payment of interest on its subordinated debentures, the Bank’s sole subsidiary, Community First Properties, Inc., is also prohibited from paying dividends on its issued and outstanding preferred stock and common stock until such time as the Company is current on the payment of interest on its subordinated debt. As a result of the prohibition, Community First Properties, Inc. did not make its $8 semi-annual dividend payment on its preferred stock due December 30, 2011, June 30, 2012, December 31, 2012, June 30, 2013, December 31, 2013, June 30 2014 and December 31, 2014.

The Company is currently considering the options available to it to increase the Company’s capital levels and those of the Bank, including the sale of common or preferred stock of the Company or alternatively the sale of the Company. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company. If a change in control was deemed to have occurred, certain IRS regulations related to the preservation of net operating loss carryforwards could subject the Company to risk of forfeiture of these tax benefits. The loss of these tax benefits would not cause the Company to recognize a direct reduction in cash, but rather would eliminate the tax benefits that the Company would otherwise be able to utilize to offset future years’ profits, if any, to reduce the Company’s tax liabilities. Continued failure by the Bank or the Company to comply with the terms of the Written Agreement or the informal agreement that the Bank has entered into with the FDIC and the Department, as applicable, may result in additional adverse regulatory action.

In addition to the limitations on the Company’s ability to pay dividends under Tennessee law, under the informal agreement that the Bank has entered into with the FDIC and the Department and in its commitment to the FRB in the Written Agreement, the Company’s ability to pay dividends on its Common Stock is also limited by the terms of the Preferred Stock and the indentures governing its subordinated debentures and by certain statutory or regulatory limitations.

Deposit Insurance – Our deposit accounts are insured by the FDIC up to applicable limits by the DIF. The DIF was designated as an insurance fund pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”). FIRREA provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default. FIRREA provides that certain types of persons affiliated with financial institutions can be fined by the federal regulatory agency having jurisdiction over a depository institution with federal deposit insurance (such as the Bank) up to $1,000 per day for each violation of certain regulations related (primarily) to lending to and transactions with executive officers, directors, and principal shareholders, including the interests of these individuals. Other violations may result in civil monetary penalties of $5 to $25 per day or in criminal fines and penalties. In addition, the FDIC has been granted enhanced authority to withdraw or to suspend deposit insurance in certain cases.

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

FDICIA & Prompt Corrective Action – The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), which was enacted on December 19, 1991, substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act (“FDIA”) and several other banking statutes. The additional supervisory powers and regulations mandated by FDICIA include a “prompt corrective action” program based upon five regulatory zones for banks, in which all banks are categorized, largely based on their capital positions. Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines. Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s capital leverage ratio reaches two percent. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital. Each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates. The FDIC has adopted regulations implementing the prompt corrective action provisions of the FDICIA, which place financial institutions in the five categories based upon capital ratios as set forth in the tables below. The capital ratios associated with the particular categories were revised January 1, 2015 to give effect to the implementation of the Basel III capital guidelines.

Threshold Requirements as of December 31, 2014:

	Common Equity Tier 1 Risk-based Capital ratio	Total Risk-based Capital ratio	Tier 1 Risk-based Capital ratio	Tier 1 Leverage ratio
Well capitalized	N/A	10%	6%	5%
Adequately capitalized	N/A	8%	4%	4%
Undercapitalized	N/A	< 8%	< 4%	< 4%
Significantly undercapitalized	N/A	< 6%	< 3%	< 3%
Critically undercapitalized	Tangible Equity/Total Assets ≤ 2%

Threshold Requirements as of January 1, 2015:

	Common Equity Tier 1 Risk-based Capital ratio	Total Risk-based Capital ratio	Tier 1 Risk-based Capital ratio	Tier 1 Leverage ratio
Well capitalized	6.5%	10%	8%	5%
Adequately capitalized	4.5%	8%	6%	4%
Undercapitalized	< 4.5%	< 8%	< 6%	< 4%
Significantly undercapitalized	< 3%	< 6%	< 4%	< 3%
Critically undercapitalized	Tangible Equity/Total Assets ≤ 2%

The regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital. Specifically, Section 38 of the FDIA and the implementing regulations provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice. (The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized). The FDIC may also, as part of its examination of a bank, require that a bank maintain capital at levels above those required to be well capitalized under the prompt corrective action provisions of FDICIA. If the FDIC were to impose higher capital ratio requirements on a financial institution in connection with any written agreement, consent order, order to cease and desist, capital directive or prompt corrective action directive (as was the case with the Bank prior to termination of the Consent Order), that institution even if well capitalized under statutorily required minimums would be reclassified as adequately capitalized for certain purposes including the acceptance or renewal of brokered deposits and limits on the rates that the institution may pay on deposits.

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

Support of Subsidiary Institutions – Under the Dodd-Frank Act, and previously under Federal Reserve policy, the Company is required to act as a source of financial strength for the Bank, and to commit resources to support the Bank. This support can be required at times when it would not be in the best interest of the Company’s shareholders or creditors to provide such support. In the event of our bankruptcy, any commitment by the Bank to a federal bank regulatory agency to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.

Capital Requirements – The FDIC’s minimum capital standards applicable to FDIC-regulated banks and savings banks require the most highly-rated institutions to meet a “Tier 1” leverage capital ratio of at least 3.0% of total assets. Tier 1 (or “core capital”) prior to January 1, 2015 consisted of common stockholders’ equity, noncumulative perpetual preferred stock, and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments. All banks must have a Tier 1 leverage ratio of at least 100-200 basis points above the 3% minimum. The FDIC capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not highly rated or are anticipating or experiencing significant growth. The preferred stock that the Company sold to the U.S. Treasury in connection with the CPP qualifies as Tier 1 capital as do the majority of the subordinated debentures the Company has previously issued, and, as described below, each currently continue to qualify as Tier 1 capital following passage of the Dodd-Frank Act and will continue to qualify as Tier 1 capital under rules adopted by federal banking regulators implementing Basel III. Prior to January 1, 2015, Tier 2 capital consisted of an amount equal to the sum of (i) the allowance for possible loan losses in an amount up to 1.25% of risk-weighted assets; (ii) cumulative perpetual preferred stock with an original maturity of 20 years or more and related surplus; (iii) hybrid capital instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) in an amount up to 50% of Tier 1 capital, eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus. The inclusion of the foregoing elements of Tier 2 capital is subject to certain requirements and limitations of the FDIC.

FDIC capital regulations require higher capital levels for banks which exhibit more than a moderate degree of risk or exhibit other characteristics which necessitate that higher than minimum levels of capital be maintained. Any insured bank with a tangible equity to total assets ratio of less than 2% is deemed to be operating in an unsafe and unsound condition pursuant to Section 8(a) of the FDIA unless the insured bank enters into a written agreement, to which the FDIC is a party, to correct its capital deficiency. Insured banks operating with tangible equity to total assets ratio below 2% (and which have not entered into a written agreement) are subject to an insurance removal action. Insured banks operating with lower than the prescribed minimum capital levels generally will not receive approval of applications submitted to the FDIC. Also, inadequately capitalized state nonmember banks will be subject to such administrative action as the FDIC deems necessary.

FDIC regulations also require that banks meet a risk-based capital standard. Prior to January 1, 2015, the risk-based capital standard required the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk-weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%. Subsequent to January 1, 2015, these standards are 8% for total risk-based capital and 6% for Tier 1 risk-based capital. In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset or item. Prior to January 1, 2015, the components of Tier 1 capital were equivalent to those discussed above under the 3% leverage requirement. The components consisted of mandatory convertible securities, long-term subordinated debt, intermediate-term preferred stock and allowance for possible loan losses. Allowance for possible loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Prior to January 1, 2015, overall, the amount of capital counted toward supplementary capital could not exceed 100% of Tier 1 capital. The FDIC includes in its evaluation of a bank’s capital adequacy an assessment of risk-based capital focusing principally on broad categories of credit risk. No measurement framework for assessing the level of a bank’s interest rate risk exposure has been codified but, effective board and senior management oversight of the bank’s tolerance for interest rate risk is required.

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

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies with total consolidated assets in excess of $500 million. Prior to January 1, 2015, these guidelines provided that a minimum ratio of Tier 1 capital to Average Assets, less goodwill and other specified intangible assets, of at least 4% should be maintained for most bank holding companies. For a bank holding company to be considered “well capitalized” prior to January 1, 2015, it was required to maintain a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and not be subject to a written agreement, order or directive to maintain capital above a specified level. The guidelines also provided that bank holding companies experiencing high internal growth or making acquisitions would be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company’s Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

In late 2010, the Basel Committee on Banking Supervision issued Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”), a new capital framework for banks and bank holding companies. Basel III will impose a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. In July 2013, the federal bank regulatory agencies, including the Federal Reserve and the FDIC, adopted final rules that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in Basel III and certain provisions of the Dodd-Frank Act. The final rules, which became effective on January 1, 2015, apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million (or, if currently proposed regulatory changes are approved, $1 billion) or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules establish a new common equity Tier 1 minimum capital requirement of 4.5%, a minimum Tier 1 risk-based capital requirement of 6% (up from 4%), a total risk-based capital requirement of 8%, a Tier 1 leverage capital requirement of 4%, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status. In order to be considered “well-capitalized” beginning on January 1, 2015, the Bank will need to maintain at least the following minimum capital ratios: common equity Tier 1 capital of 6.5%; Tier 1 risked-based capital of 8% (up from 6%); total risk-based capital of 10%; and Tier 1 leverage capital of 5%. These new capital requirements limit a banking organization’s capital distributions and certain discretionary bonus payments as well as a banking organization’s ability to repurchase its own shares if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of Tier 1 capital in addition to the amount necessary to meet its minimum risk-based capital requirements. As a result, when fully phased in, the capital requirements, inclusive of the capital conservation buffer, would be a Tier 1 leverage ratio of 4%, a Tier 1 common risk-based equity capital ratio of 7%, a Tier 1 equity risk-based capital ratio of 8.5% and a total risk-based capital ratio of 10.5%. Under the new rules Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities (including associated subordinated debentures) issued after May 19, 2010 will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010 (like the preferred stock we issued to Treasury and our subordinated debentures) including, in the case of bank holding companies with less than $15 billion in total assets on December 31, 2009, trust preferred securities issued prior to that date will continue to count as Tier 1 capital subject to certain quantitative limitations. Common equity Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions. The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in Accumulated Other Comprehensive Income. We expect that we will exercise this opt-out right. Because the Company’s total consolidated assets are below $500 million, these new capital rules are not applicable to the Company on a consolidated basis. Should the Company’s total consolidated assets increase to more than $500 million (or under currently proposed regulatory changes, $1 billion), the Company would then be subject to these new rules.

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

The informal agreement that the Bank has entered into with the FDIC and the Department requires the Bank to maintain a Tier 1 leverage capital ratio of at least 8.0%, a Tier 1 risk-based capital ratio of at least 10.0% and a total risk-based capital ratio of at least 12.0%. The Bank’s capital levels at December 31, 2014 exceeded the levels required by the informal agreement. Because the amount of cash available at the Company is not sufficient to pay the accrued but unpaid dividends on the Preferred Stock or pay the accrued but unpaid interest on the subordinated debentures, the Company will continue to seek additional alternatives (including the issuance of common stock) to raise capital in order to assist the Bank in meeting its required capital level obligations.

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

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing in the market at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

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

Loans-to-One-Borrower – The aggregate amount of loans that we are permitted to make under applicable regulations to any one borrower, including related entities, is the greater of 25% of unimpaired capital and surplus or $500. Based on the Bank’s capitalization of $35,108 at December 31, 2012, our loans-to-one borrower limit is approximately $10,210. Our house limit on loans to one borrower is equal to the loan to one borrower limit.

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

Interstate Banking – The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”), which was enacted on September 29, 1994, among other things and subject to certain conditions and exceptions, permits (i) bank holding company acquisitions of banks of a minimum age of up to five years as established by state law in any state, (ii) mergers of national and state banks after May 31, 1997 across state lines unless the home state of either bank has opted out of the interstate bank merger provision, (iii) branching de novo by national and state banks into others states if the state has elected this provision of the Interstate Act, and (iv) certain interstate bank agency activities after one year after enactment. Following the passage of the Dodd-Frank Act, national or state chartered banks are permitted to establish branches in states where the laws permit banks chartered in such states to establish branches.

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

Proposed Legislation and Regulatory Action – New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation’s financial institutions. The Company cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which the Company may be affected by any new regulation or statute. With the enactments of EESA, ARRA and the Dodd-Frank Act, and the significant amount of rulemaking mandated by the Dodd-Frank Act, the nature and extent of future legislative and regulatory changes affecting financial institutions remains unpredictable at this time.

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

Capital Adequacy

See “Supervision and Regulation – Capital Requirements” for a discussion of bank regulatory agencies’ capital adequacy requirements.

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

Economic conditions in the markets in which we operate deteriorated significantly between early 2008 and the middle of 2010 and remained sluggish into 2012. As a result, we incurred significant losses in 2009, 2010 and 2011. During 2013 and 2014, the Bank continued to work through its existing problem loans and greatly reduced the balance of problem loans through transfers to other real estate, successful resolutions, and charge offs. Additionally, the Bank had fewer loan relationships to become newly classified as problem loans during 2014 than in prior years, which contributed to a substantial reduction in provision for loan losses. Despite these improvements, we continue to have high levels of nonperforming assets which will continue to negatively impact our results of operations. Management anticipates that additional progress will be made in 2015 to reduce overall problem loans.

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

With the sale of our branch locations in Murfreesboro and Franklin, Tennessee during 2012, our results of operations have become more dependent on the economic climate in our primary market, Maury and Hickman Counties. Economic conditions in the Maury and Hickman County markets weakened in 2009, continued to be challenging in 2010 and 2011 and despite modest improvement in each of the last three fiscal years remains uncertain, particularly in the real estate construction and development sector.

We cannot assure you that economic conditions in the Maury and Hickman County markets will continue to improve in 2015 or thereafter, and continued uncertain economic conditions in those markets could cause us to suffer additional losses, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.

Our loan portfolio includes a significant amount of real estate loans, including construction and development loans, which loans have a greater credit risk than residential mortgage loans.

As of December 31, 2014, approximately 91.2% of our loans held for investment were secured by real estate. Of this amount, approximately 42.5% were commercial real estate loans, 43.9% were residential real estate loans, 11.1% were construction and development loans and 2.5% were other real estate loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the markets we serve or in the State of Tennessee, like those we experienced in 2008, 2009, 2010, 2011 and to a lesser extent in 2012, 2013 and 2014 have adversely affected, and could continue to adversely affect, the value of our assets, our revenues, results of operations and financial condition. In addition, construction and development lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Consequently, the credit quality of many of these loans deteriorated during the challenging economic environment from 2008 to 2011. Although real estate prices appear to have stabilized somewhat in 2013 and 2014, reductions in residential real estate market demand could result in renewed price reductions in home and land values adversely affecting the value of collateral securing the construction and development loans that we hold, which could result in increases in provision for loan losses, increases in operating expenses as a result of the allocation of management time and resources to the collection and workout of loans, and higher nonperforming assets expenses, all of which would negatively impact our financial condition and results of operations.

The Written Agreement that the Company has entered into with the FRB may negatively impact the Company’s operations, liquidity and capital resources.

On April 19, 2012, the Company entered into the Written Agreement. As described above, the terms of the Written Agreement, among other things, prohibit the Company from paying dividends on its preferred stock and interest on its subordinated debentures, without in either case the prior approval of the FRB. Furthermore, the terms of the Written Agreement require the Company to adopt a written capital plan to maintain sufficient capital at the Company on a consolidated basis. If the Company fails to comply with the requirements of the Written Agreement, including, but not limited to, increasing the Company’s consolidated capital levels, it may be subject to further regulatory action, including the assessment of civil monetary penalties and fines, the issuance of cease and desist orders and the removal of the Company’s officers and directors.

The Company is also limited by the terms of the Written Agreement in its ability to pay severance payments to its employees and must receive the consent of the FRB to appoint new executive officers or directors. These restrictions may make it more difficult to retain or hire additional qualified employees of the Company.

Changes that became effective on January 1, 2015 to capital requirements for bank holding companies and depository institutions may negatively impact the Company’s and the Bank’s results of operations.

In July 2013, the Federal Reserve and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Bank. The final rules, which became effective as to the Bank on January 1, 2015 but are not applicable to bank holding companies (like the Company) with less than $500 million in total assets, implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms include new minimum risk-based capital and leverage ratios. These rules also refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (to be phased in over three years) above the new regulatory minimum capital ratios, and result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The application of more stringent capital requirements for the Company and the Bank, like those implementing the Basel III reforms (particularly the new common equity Tier 1 capital ratio), could, among other things, if applicable to the Company or the Bank, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if the Company or the Bank were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of the final rules regarding Basel III could result in the Company or the Bank having to lengthen the term of their funding, restructure their business models and/or increase their holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit the Company’s and the Bank’s ability to make distributions, including paying dividends, or buying back shares.

If the Bank’s capital levels decline, the amounts that it can lend any one borrower are reduced.

At December 31, 2014, the Bank’s legal lending limit under applicable regulations (based upon the maximum legal lending limits of 25% of capital and surplus) was $10,212. As the Bank’s capital levels declined from 2008 through 2011, its legal lending limit was reduced. Increases in the Bank’s total capital in 2013 and 2014 have reversed that trend and increased the limit. If the legal lending limit is reduced below the level of credit, including lines of credit, that the Bank has extended to a borrower, it can no longer renew or continue undrawn credit lines or make additional loans or advances to its largest borrower relationships, and its ability to renew outstanding loans to such customers is extremely limited. Additionally, if the Bank seeks to reduce the amount of credit that it has extended to a particular borrower because of a reduction in its legal lending limit, the borrower may decide to move its loan relationships to another financial institution with legal lending limits high enough to accommodate the borrower’s relationships. A loss of loan customers as a result of being subject to lower lending limits, could negatively impact the Bank’s liquidity and results of operations.

We could sustain additional losses if our asset quality deteriorates.

Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. A significant portion of our loans are real estate based or made to real estate based borrowers, and the credit quality of such loans has deteriorated and could deteriorate further if real estate market conditions decline or fail to stabilize nationally or, more importantly, in our market areas. We have sustained losses, and could continue to sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to further deterioration in asset quality in a timely manner. Problems with asset quality could cause our interest income and net interest margin to decrease and our provisions for loan losses to increase, which could adversely affect our results of operations and financial condition.

An inadequate allowance for loan losses would reduce our earnings.

The risk of credit losses on loans varies with, among other things, general economic conditions, real estate market conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan.

Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon its estimate of probable incurred credit losses, using past loan experience, volume and types of loans in the portfolio, nature and value of the portfolio, specific borrower and collateral value information, internal loan classifications, trends in classifications, volumes and trends in delinquencies, nonaccruals and charge-offs, loss experience of various loan categories, economic conditions and other factors. Reflecting management’s belief that our asset quality metrics were improving, in 2014 we reduced the amount of our allowance for loan losses expressed as a percentage of our total loans by taking a negative provision expense. If the quality of our loan portfolio were to deteriorate or we were to grow our loan portfolio materially we would likely need to build our allowance for loan losses through a charge against earnings to maintain the allowance at appropriate levels after loan charge offs less recoveries. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, our earnings and capital could be significantly and adversely affected.

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

We, and the Bank, are required to maintain certain capital levels established by banking regulations or specified by bank regulators, including those capital maintenance standards imposed on us as a result of the Dodd-Frank Act, the federal regulations implementing Basel III, the Written Agreement and the informal agreement that the Bank has entered into with the FDIC and the Department, and we are required to serve as a source of financial strength to the Bank. In addition to the minimum capital levels that we and the Bank are required to maintain under federal banking regulations, the Bank has agreed with the FDIC and the Department that it will maintain a ratio of Tier 1 capital to average asset of at least 8.50%; a ratio of Tier 1 capital to risk-weighted assets of at least 10%; and a ratio of total capital to risk-weighted assets of at least 12%. At December 31, 2014, the Bank’s capital ratios exceeded their required levels. The Company, separate from the Bank, is regulated by the FRB. The Company has a Written Agreement with the FRB prohibiting the Company from, among other things, paying interest on its subordinated debentures and dividends on its common and Preferred Stock without the prior approval of the FRB. The Written Agreement does not establish any specific capital ratios that must be attained by the Company. We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Our, and the Bank’s, ability to maintain capital levels at or above those required by federal banking regulations, or the informal agreement that the Bank has entered into with the FDIC and the Department, as well as adequate sources of funding and liquidity could be impacted by changes in the capital markets in which we operate and deteriorating economic and market conditions. In addition, we have from time to time supported our capital position with the issuance of trust preferred securities. The trust preferred market has deteriorated significantly since the second half of 2007 and following the passage of the Dodd-Frank Act and the issuances of the federal regulations implementing Basel III we will no longer be able to count trust preferred securities issued after May 19, 2010 as Tier 1 capital, if our total assets exceed $500 million.

Failure by the Bank to meet applicable capital guidelines or commitments, like those the Bank has made in the Written Agreement or the informal agreement that the Bank has entered into with the FDIC and the Department, or to satisfy certain other regulatory requirements could subject the Bank to a variety of enforcement remedies available to the federal and state regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC.

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

We have formally committed to the FRB that, among other things, we will obtain its approval prior to paying dividends on our capital stock or on our subordinated debentures.

We supported much of our historic growth, including our acquisition of First National, through the issuance of trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2014, we had issued trust preferred securities and accompanying junior subordinated debentures totaling $23 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures the Company issued to the trusts are senior to shares of our Common Stock and Preferred Stock. As a result, we must make payments on the junior subordinated debentures before any dividends can be paid on our Preferred Stock and Common Stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our Common Stock and Preferred Stock. We have the right to defer distributions on these junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our Common Stock or Preferred Stock. As described above, we have agreed with the FRB that we will not pay interest on the subordinated debentures without the prior approval of the FRB. In the first quarter of 2011, we sought approval to pay the quarterly interest payment due on March 15, 2011. The FRB denied our request and we have been unable to secure the approval of the FRB to pay the quarterly interest payments since. Accordingly, we were not permitted to make these payments and notified the trustee under the associated trust of our intent to defer the interest payments. Under the terms of the indentures pursuant to which these subordinated debentures were issued, we, and our subsidiaries, are prohibited from paying dividends on our Common Stock and Preferred Stock and from paying interest on any other series of subordinated debentures that rank equal, or junior to, these subordinated debentures until such time as we are current in the payment of interest on these subordinated debentures. Accordingly, until we are able to secure the approval of the FRB to again make quarterly interest payments on our subordinated debentures and bring those payments current, we will not be permitted to make such payments of interest or payments of dividends. Additionally, for so long as the Company is not current in the payment of interest on its subordinated debentures, its subsidiary, Community First Properties, Inc., is also prohibited from paying dividends on its issued and outstanding preferred stock or common stock.

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

In the course of business, the Bank has, and may in the future acquire through foreclosure, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, we, or the Bank, might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties.

Liquidity needs could adversely affect our results of operations and financial condition.

We rely on dividends from the Bank as our primary source of funds, and the Bank relies on customer deposits and loan repayments as its primary source of funds. The Bank has not paid dividends to us since the fourth quarter of 2006. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, and general economic conditions. Historically, we have relied to a significant degree on national time deposits and brokered deposits, which may be more volatile and expensive than local time deposits. Over the last three years, we have reduced our reliance on these types of deposits. At December 31, 2014, national time deposits represented 2.13% of our total deposits. We had no brokered deposits at December 31, 2014. While we believe that our stable core deposit base and secondary sources of liquidity, including Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks, are currently adequate for our liquidity needs, there can be no assurance they will be sufficient to meet future liquidity demands.

We rely on dividends from our bank subsidiary as our primary source of liquidity and payment of these dividends is limited under Tennessee law.

Under Tennessee law, the amount of dividends that may be declared by the Bank in a year without approval of the Commissioner of the Department is limited to net income for that calendar year combined with retained net income for the two preceding years. In addition, the FDIC and the Department have broad discretion to impose limitations on the Bank’s ability to pay dividends to us and as described above, the terms of the informal agreement that the Bank has entered into with the FDIC and the Department prohibit the Bank from paying dividends without the prior approval of the FDIC and the Department. As a result of the restriction on the Bank’s ability to pay dividends to us and the terms of the Written Agreement the Company has entered into with the FRB not to pay interest or dividends without the FRB’s prior approval, we have deferred the interest on our subordinated debentures and dividend payments on the Preferred Stock beginning in the first quarter and second quarter of 2011, respectively.

Although we have initiated efforts to reduce our reliance on noncore funding, it is possible that the Bank could be required to seek additional non-core funds if market conditions change, reducing the amount of liquidity provided by the Bank’s core deposits.

In addition to the traditional core deposits, such as demand deposit accounts, interest checking, money market savings and certificates of deposits, we have historically utilized several noncore funding sources, such as brokered certificates of deposit, Federal Home Loan Bank of Cincinnati advances, Federal funds purchased and other sources. We have utilized these noncore funding sources to fund the ongoing operations and growth of the Bank. Although we believe that our available cash and other liquid assets, including our available for sale investment securities and loan repayments, and our secondary sources of liquidity will provide sufficient liquidity to meet these demands, we can provide no assurance that these sources of liquidity will be adequate. The availability of these noncore funding sources are subject to broad economic conditions and to investor assessment of our financial strength and, as such, the cost of funds may fluctuate significantly and/or be restricted, thus impacting our net interest income, our immediate liquidity and/or our access to additional liquidity. We have somewhat similar risks to the extent that core deposits exceed the amount of deposit insurance coverage available.

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

Certain provisions of the legislation were not immediately effective or are subject to required studies and implementing regulations. Further, community banks with less than $10 billion in assets (like the Bank) are exempt from certain provisions of the legislation. Although certain regulations implementing portions of the Dodd-Frank Act have been promulgated, we are still unable to predict how this significant legislation may be interpreted and enforced or how implementing regulations and supervisory policies may affect us. There can be no assurance that these or future reforms will not significantly increase our compliance or operating costs or otherwise have a significant impact on our business, financial condition and results of operations.

National or state legislation or regulation may increase our expenses and reduce earnings.

Federal bank regulators are increasing regulatory scrutiny and imposing additional restrictions (including those originating from the Dodd-Frank Act) on financial institutions. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our earnings. Changes in state or federal tax laws or regulations can have a similar impact. Furthermore, financial institution regulatory agencies are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional enforcement or supervisory actions. These actions, whether formal or informal, could result in our agreeing to limitations or to take actions that limit our operational flexibility, limit the Bank’s ability to pay dividends to us, restrict our growth or increase our capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, like the Written Agreement, the Consent Order and the written agreement that the Bank entered into with the Department, would lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.

Competition from financial institutions and other financial service providers may adversely affect our profitability.

The banking business is highly competitive, and we experience competition in each of our markets, particularly our Williamson County, Tennessee market, where we have a small market share. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other mutual funds, as well as other community banks, super-regional and national financial institutions that operate offices in our primary market areas and elsewhere. Many of our competitors are well-established, larger financial institutions that have greater resources and lending limits and a lower cost of funds than we have.

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

We also undergo periodic examinations by one or more regulatory agencies. Following such examinations, we may be required, among other things, to make additional provisions to our allowance for loan loss, to restrict our operations, to maintain capital at levels above these required by federal statutes to be well capitalized or to not pay dividends. In some cases our regulators may seek to impose civil monetary penalties against us for failure to comply with applicable laws and regulations. These actions would result from the regulators’ judgments based on information available to them at the time of their examination.

Our operations are also governed by a wide variety of state and federal consumer protection laws and regulations. These federal and state regulatory restrictions limit the manner in which we may conduct business and obtain financing. These laws and regulations can and do change significantly from time to time and any such change could adversely affect our results of operations.

The Preferred Stock that we have issued impacts net income available to our common shareholders and our earnings per share.

As long as the Preferred Stock is outstanding, no dividends may be paid on our Common Stock unless all dividends on the Preferred Stock have been paid in full. The dividends declared on the Preferred Stock whether we are able to pay such dividends or not along with the accretion of the discount upon issuance, will reduce the net income available to common shareholders and our earnings per share of Common Stock. Holders of the Preferred Stock have rights that are senior to those of the holders of our Common Stock.

The Preferred Stock that we have issued is senior to our Common Stock and holders of the Preferred Stock have certain rights and preferences that are senior to those of the holders of our Common Stock.

The Preferred Stock ranks senior to our Common Stock and all other equity securities of ours designated as ranking junior to these shares. So long as any of these shares remain outstanding, unless all accrued and unpaid dividends for all prior dividend periods have been paid or are contemporaneously declared and paid in full on the Preferred Stock, no dividend whatsoever shall be paid or declared on our Common Stock. Furthermore, the Preferred Stock is entitled to a liquidation preference over our Common Stock in the event of our liquidation, dissolution or winding up.

Holders of the Preferred Stock that we have issued have the right to elect two directors to our Board of Directors.

As described above, we have agreed with the FRB that we will not pay dividends on our Common Stock or Preferred Stock without the FRB’s prior approval. We also are prohibited from paying dividends on our Common Stock and Preferred Stock at times when we are not current on the payment of interest on our subordinated debentures. Beginning in May 2011, we have deferred the dividend payments due on our Preferred Stock for the last 16 quarterly dividend periods. Since we have failed to pay dividends on the Preferred Stock for at least six quarters, the holders of the Preferred Stock have the right to increase the authorized number of directors constituting our Board of Directors by two. However, the holders have not yet exercised this right; yet, they continue to have this right until all accrued and unpaid dividends on the Preferred Stock for all past dividend periods have been paid in full.

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

In addition, we provide our customers the ability to bank remotely, including over the Internet. The secure transmission of confidential information is a critical element of remote banking. Our network could be vulnerable to unauthorized access, computer viruses, phishing schemes, spam attacks, human error, natural disasters, power loss and other security breaches. We may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses. To the extent that our activities or the activities of our customers involve the storage and transmission of confidential information, security breaches and viruses could expose us to claims, litigation and other possible liabilities. Any inability to prevent security breaches or computer viruses could also cause existing customers to lose confidence in our systems and could adversely affect our reputation, results of operations and ability to attract and maintain customers and businesses. In addition, a security breach could also subject us to additional regulatory scrutiny, expose us to civil litigation and possible financial liability and cause reputational damage.

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

The Bank operates a branch office at 601 North Garden Street, Columbia, Tennessee. The Bank owns the building and the property at this location.

In October 2007, the Company acquired First National with branches at 314 North Public Square, Centerville, Tennessee and 5200 Highway 100, Lyles, Tennessee. As a result of the acquisition, the Company now owns the building and the property at both locations. In addition, the Company owns a storage facility located at Hackberry Street East in Centerville.

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

At December 31, 2014, the cost of office properties and equipment (less allowances for depreciation and amortization) owned by us was $11,832.

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

No public market exists for the Company’s common stock, and there can be no assurance that a public trading market for the Company’s common stock will develop. As of February 27, 2015 there were 2,123 holders of record of the Company’s common stock and 3,275,057 shares outstanding, excluding vested options. As of February 27, 2015, there were 48,100 vested options outstanding to purchase shares of common stock.

While there is no public market for the Company’s common stock, the most recent trade of the Company’s common stock known to the Company occurred on December 30, 2014 at a price of $6.00 per share. These sales are isolated transactions and, given the small volume of trading in the Company’s common stock, may not be indicative of its present value. Below is a table which sets forth high and low prices of the Company’s common stock of which the Company is aware for the relevant quarters during the three fiscal years ended December 31:

2014	High	Low
First quarter	$6.00	$6.00
Second quarter	$6.00	$6.00
Third quarter	$6.00	$6.00
Fourth quarter	$6.00	$6.00

2013	High	Low
First quarter	$7.00	$5.00
Second quarter	$5.00	$5.00
Third quarter	$6.00	$5.00
Fourth quarter	$6.00	$6.00

2012	High	Low
First quarter	$8.50	$7.00
Second quarter	$7.00	$7.00
Third quarter	$7.00	$7.00
Fourth quarter	$7.00	$7.00

Historically, the principal sources of cash revenue for the Company were dividends paid to it by the Bank. There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities. Further, the dividend policy of the Bank is subject to the discretion of the Board of Directors of the Bank and will depend upon such factors as future earnings, financial conditions, cash needs, capital adequacy and general business conditions. The Company paid no dividends to common shareholders in 2014, 2013 or 2012. Tennessee law provides that without the approval of the Commissioner of the Department dividends may be paid by the Bank in an amount equal to net income in the calendar year the dividend is declared plus retained net income for the prior two years. Despite the fact that the Bank has recorded net income in each of the last three fiscal years, it is prohibited from paying dividends without the prior approval of the FDIC and the Commissioner of the Department by the terms of the informal agreement that the Bank has entered into with the FDIC and the Department. Tennessee laws regulating banks require certain charges against and transfers from an institution’s undivided profits account before undivided profits can be made available for the payment of dividends. In addition to these general restrictions applicable to Tennessee state-chartered banks, the terms of the Consent Order and the written agreement that the Bank entered into with the Department prohibit the Bank from paying dividends to us without the prior approval of the Department and the FDIC.

In addition to the limitations on the Company’s ability to pay dividends under Tennessee law, the Company’s ability to pay dividends on its Common Stock is also limited by the Written Agreement, the terms of the Preferred Shares (which prohibit dividends on all common stock at times when there are accrued but unpaid dividends on the Preferred Shares) and by the terms of the indentures pursuant to which its subordinated debentures have been issued.

In the future, the declaration and payment of dividends on the Company’s common stock will depend upon the Company’s earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company’s ability to service any equity or debt obligations senior to the Common Stock, including the Preferred Shares, and other factors deemed relevant by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

The following selected financial data for the five years ended December 31, 2014, was derived from our consolidated financial statements and the related notes thereto. This data should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2014	2013	2012	2011	2010
INCOME STATEMENT DATA:
Interest income	$15,936	$17,444	$22,728	$28,686	$32,925
Interest expense	2,971	4,175	7,020	9,088	11,921
Net interest income	12,965	13,269	15,708	19,598	21,004
(Reversal of) provision for loan losses	(1,014)	45	2,700	13,029	14,434
Noninterest income	2,668	2,687	7,994	3,353	4,663
Noninterest expense	14,240	14,183	17,959	26,529	27,808
Net income (loss)	2,407	1,728	3,043	(15,052)	(18,206)
Net income (loss) allocated to common shareholders	803	559	1,883	(16,197)	(19,341)

BALANCE SHEET DATA:
Total assets	$443,555	$448,443	$510,715	$616,773	$667,380
Total securities	91,440	81,926	70,180	63,660	63,482
Total loans, net	251,265	265,668	297,114	361,650	488,807
Allowance for loan losses	(5,171)	(8,039)	(9,767)	(19,546)	(18,167)
Total deposits	398,080	407,532	448,946	555,037	595,069
FHLB advances	—	—	13,000	16,000	16,000
Subordinated debentures	23,000	23,000	23,000	23,000	23,000
Total shareholders’ equity	10,886	8,616	10,336	9,575	22,761

PER COMMON SHARE DATA:
Earnings (loss) per share - basic	$0.25	$0.17	$0.58	$(4.95)	$(5.91)
Earnings (loss) per share - diluted	0.25	0.17	0.58	(4.95)	(5.91)
Cash dividend declared and paid	—	—	—	—	—
Book value	(2.38)	(3.07)	(2.48)	(2.66)	1.42

PERFORMANCE RATIOS:
Return on average assets	0.54%	0.35%	0.48%	(2.35%)	(2.65%)
Return on average equity	24.29%	18.44%	16.82%	(83.21%)	(41.69%)
Net interest margin (1)	3.18%	3.05%	2.93%	3.20%	3.34%

ASSET QUALITY RATIOS:
Nonperforming loans to total loans	4.21%	12.42%	11.08%	10.96%	10.50%
Net loan charge offs to average loans	0.71%	0.61%	3.42%	2.17%	1.85%
Allowance for loan losses to total loans	2.02%	2.94%	3.18%	5.13%	3.58%

CAPITAL RATIOS:
Leverage ratio (2)	3.52%	3.15%	2.40%	1.61%	4.57%
Tier 1 risk-based capital ratio	5.71%	5.05%	4.23%	2.37%	6.30%
Total risk-based capital ratio	9.83%	8.84%	7.62%	4.85%	10.57%

(1)	Net interest margin is the result of net interest income for the period divided by average interest earning assets.
(2)	Leverage ratio is defined as Tier 1 capital (pursuant to risk-based capital guidelines) as a percentage of adjusted average assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

(Dollars in thousands, except per share data)

Unless indicated otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “the Company” or “Community First” as used herein refer to Community First, Inc. and its subsidiaries, including Community First Bank & Trust, which we sometimes refer to as “the Bank,” “our Bank” or “our Bank subsidiary”. The following is a discussion of our financial condition at December 31, 2014 and December 31, 2013, and our results of operations for the three-year period ended December 31, 2014. The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the annual audited consolidated financial statements. You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere herein.

FORWARD-LOOKING STATEMENTS

Certain of the statements made herein, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. All statements other than statements of historical fact are statements that could be forward-looking statements. You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future. These forward-looking statements may not be realized due to a variety of factors, including, without limitation, those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K and the following:

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	greater than anticipated deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA;

•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions or regulatory development;

•	the inability to meet the requirements of our regulatory agreements to which we and our Bank subsidiary are subject;

•	failure to maintain capital levels above levels required by banking regulations or commitments or agreements we make with our regulators;

•	the inability to comply with regulatory capital requirements and required capital maintenance levels, including those resulting from the implementation of the Basel III capital guidelines, and to secure any required regulatory approvals for capital actions;

•	the vulnerability of our network and our online banking portals to unauthorized access, computer viruses, phishing schemes, spam attacks, human errors, natural disasters, power loss and other security breaches;

•	the continued reduction of our loan balances, and conversely the inability to ultimately grow our loan portfolio;

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	continuation of the historically low short-term interest rate environment;

•	the ability to retain large, uninsured deposits;

•	rapid fluctuations or unanticipated changes in interest rates;

•	any activity that would cause us to conclude that there was impairment of any asset, including goodwill or any other intangible asset;

•	our recording a further valuation allowance related to our deferred tax asset;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	further deterioration in the valuation of other real estate owned;

•	changes in accounting policies, rules and practices;

•	the actions of the owners of the preferred securities (the “Preferred Stock”) we sold through our participation in the United States Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program (“CPP”);

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other circumstances, many of which may be beyond our control.

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

The Bank commenced business on May 18, 1999, as a Tennessee-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation’s (the “FDIC”) Deposit Insurance Fund. The Bank is primarily regulated by the Tennessee Department of Financial Institutions (the “Department”) and the FDIC. The Bank’s sole subsidiary is Community First Properties, Inc., a Maryland corporation, which was established as a real estate investment trust (“REIT”) pursuant to Internal Revenue Service regulations but which terminated its REIT election effective March 30, 2012. On March 30, 2012, the Company dissolved two of the Bank’s previously existing subsidiaries, Community First Title, Inc., a Tennessee corporation, and CFBT Investments, Inc., a Nevada corporation. The assets of these two subsidiaries were distributed to the Bank. The Bank conducts a wide range of banking activities and its principal business is to accept demand and saving deposits from the general public and to make residential mortgage, commercial, and consumer loans.

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

At December 31, 2014, the Company employed 118 full-time equivalent employees and 120 total employees. The Company’s employees are not represented by a union or covered by a collective bargaining agreement.

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

Allowance for Loan Losses: Credit risk is inherent in the business of extending loans to borrowers. This credit risk is addressed through a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management determines the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Other Real Estate Owned: Real estate acquired through foreclosure on a loan or by surrender of the real estate in lieu of foreclosure is called “OREO”. OREO is initially recorded at the fair value of the property less estimated costs to sell, which establishes a new cost basis. OREO is subsequently accounted for at the lower of cost or fair value of the property less estimated costs. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Valuation adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Valuation adjustments are also required when the listing price to sell an OREO has had to be reduced below the current carrying value. If there is a decrease in the fair value of the property from the last valuation, the decrease in value is charged to noninterest expense. All income produced from, changes in fair values in, and gains and losses on OREO is also included in noninterest expense. During the time the property is held, all related operating and maintenance costs are expensed as incurred.

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

ANALYSIS OF RESULTS OF OPERATION

We had net income of $2,407 for the year ended December 31, 2014, compared to net income of $1,728 for 2013 and $3,043 for 2012. Pretax net income increased to $2,407 in 2014 compared to $1,728 in 2013 and $3,043 in 2012. Provision for loan losses was a recovery of $1,014 in 2014 compared to an expense of $45 in 2013 and an expense of $2,700 in 2012. The Company had no income tax expense in 2014, 2013 and 2012.

Net Interest Income

Net interest income is the most significant component of the Company’s earnings. Net interest income represents the amount by which interest income earned on various earnings assets, principally loans, exceeds interest expense associated with interest-bearing liabilities, principally deposits.

2014 compared to 2013

Net interest income before the provision for loan losses was $12,965 in 2014, a decrease of $304 or 2.3% from $13,269 in 2013. The decrease in net interest income is primarily due to decreases in the average balance of earning assets together with a slight decrease in average rate on interest earning assets offset by decreases in the average balance of and average rate paid for deposits and other borrowings.

Total interest income on loans was $13,733 in 2014, a decrease of $2,106 or 13.3% from $15,839 in 2013. The decrease was primarily due to the decrease in the average balance of loans during 2014 compared to 2013. The average balance of loans during 2014 was $264,229, a decrease of $28,115 from $292,344 during 2013. The decrease in the average balance of loans reflects management’s efforts to eliminate non-performing loans from the Bank’s portfolio combined with the reduction in loan demand that began during the second half of 2010 and continued throughout 2014. Management anticipates that there will be some improvement in loan demand in the Bank’s market area during 2015, which should considerably slow the reduction in loan balances.

Interest income on taxable securities was $1,807 in 2014, an increase of $612 or 51.2% from $1,195 in 2013. The increase is primarily due to an increase in the average balance of taxable securities combined with an increase in average rate earned during 2014 compared to 2013. The average balance of taxable securities during 2014 was $87,164 compared to $65,178 in 2013.

Interest income on tax exempt securities was $76, a decrease of $63 or 45.3% from $139 in 2013. The decrease is primarily due to a decrease in the average balance of tax-exempt securities, which decreased to $2,485 in 2014 compared to $4,206 in 2013.

Overall yield on the Bank’s securities portfolio increased during 2014, primarily due to management’s decision to sell lower rate securities and reinvest in new securities at higher rates.

Total interest income on federal funds sold and other was $320 in 2014, an increase of $49 or 18.1% from $271 in 2013. The increase is primarily due to increases in the average balance of and average rate earned on the Bank’s time deposits in other financial institutions offset by reductions in the average balance of the Bank’s interest bearing deposits in other financial institutions. A large portion of the Bank’s cash is left on deposit with the Federal Reserve Bank, which earns interest at the Federal Funds rate, which was 0.25% during 2014 and 2013. The Bank has also been able to utilize interest bearing money market accounts in other financial institutions to achieve a higher return, though deposits in other banks are limited by the Bank’s correspondent concentration policy.

Total interest expense was $2,971 in 2014, a decrease of $1,204 or 28.8% from $4,175 in 2013. The decrease was due to decreases in both the average rate paid on deposits and the average balance of deposits combined with decreases in the average balance of other borrowings during 2014 compared to 2013.

Total interest expense on deposits was $2,173 in 2014, a decrease of $1,011 or 31.8% from $3,184 in 2013, due primarily to a decrease in the average rate paid on deposits. The average rate paid on deposits was 0.63% in 2014 compared to 0.85% in 2013. The decrease in rate is due to continued decreases in market rates in the Bank’s market area. During 2014, management was successful at reducing rates for various deposit products while growing the Bank’s core deposit base and reducing reliance on wholesale funding sources. This success was possible due to historically low rates combined with excess liquidity in the Bank’s market area. Management anticipates that rates will remain low throughout 2015, which should provide for additional opportunities to reprice longer-term deposits at lower market rates. We expect that this will allow for modest reductions in deposit cost of funds during 2015; however, changes in market conditions (including actions by the Federal Reserve to increase short-term interest rates) and other factors could prevent that from occurring.

Other interest expense was $798 in 2014, a decrease of $85 or 9.6% from $883 in 2013. Other interest expense is comprised of interest paid on the Company’s subordinated debentures and repurchase agreement. The decrease in other interest expense is primarily due to the maturity of the repurchase agreement during 2013. This decrease was offset by a slight increase in the average rate paid on the Company’s subordinated debt. This increase is due to compounding of deferred interest amounts.

Net interest margin was 3.18% in 2014, an increase of 13 basis points (“bps”) from 3.05% in 2013. The increase in net interest margin is primarily due to the decrease in the average balances and average rate paid on deposits and other borrowings. The decrease in interest expense was somewhat offset by decreases in loan interest income. The average rate earned on loans was 5.20% in 2014 compared to 5.42% in 2013. Management anticipates that there will not be a significant fluctuation in net interest margin in 2015, unless market rates begin to increase, which should help to improve net interest margin. If the Bank encounters additional increases in nonaccrual loans or experiences larger than expected decreases in gross loans, net interest margin could be negatively impacted.

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

Interest income on tax-exempt securities was $139, a decrease of $172 or 55.3% from $311 in 2012. The decrease is primarily due to a decrease in the average balance of tax-exempt securities during 2013. The average balance of tax exempt securities was $4,206 in 2013 compared to $10,111 in 2012.

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

Other interest expense was $883 in 2013, a decrease of $828 or 48.4% from $1,711 in 2012. Other interest expense is comprised of interest paid on the Company’s subordinated debentures and repurchase agreement. The decrease in other interest expense is primarily due to the decrease in the rate paid on the Company’s $15,000 subordinated debentures that were issued in 2007 offset in part by the interest that is accruing on accrued but unpaid interest on the subordinated debentures. The fixed rate of 7.96% converted to a floating rate equal to 30 month LIBOR plus 3.0% on December 15, 2012. The rate at December 31, 2013 was 3.25%. The decrease is also due to the maturity of the repurchase agreement during 2013.

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

Average Balance Sheets, Net Interest Income

Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and stockholders’ equity and an analysis of net interest income for each of the three years ended December 31, 2014.

	2014			2013			2012
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense

Gross loans (1) (2)	$264,229	5.20%	$13,733	$292,344	5.42%	$15,839	$380,832	5.49%	$20,925

Taxable securities available for sale (3)	87,164	2.07%	1,807	65,178	1.83%	1,195	55,443	2.14%	1,187

Tax exempt securities available for sale (3)	2,485	3.06%	76	4,206	3.30%	139	10,111	3.08%	311

Federal funds sold and other	54,316	0.59%	320	73,372	0.37%	271	89,987	0.34%	305

Total interest earning assets	408,194	3.90%	15,936	435,100	4.01%	17,444	536,373	4.24%	22,728

Cash and due from banks	2,933			3,538			4,654
Other nonearning assets	41,982			60,676			49,823
Allowance for loan losses	(6,652)			(9,232)			(15,974)

Total assets	$446,457			$490,082			$574,876

Deposits:

NOW & money market investments	$126,646	0.41%	$516	$113,822	0.52%	$588	$132,471	0.64%	$845
Savings	26,397	0.10%	26	22,697	0.11%	25	20,511	0.15%	31
Time deposits $100 and over	87,778	0.93%	814	112,311	1.10%	1,239	141,836	1.30%	1,848
Other time deposits	104,000	0.79%	817	127,009	1.05%	1,332	169,920	1.32%	2,244

Total interest-bearing deposits	344,821	0.63%	2,173	375,839	0.85%	3,184	464,738	1.07%	4,968

Federal Home Loan Bank advances	—	0.00%	—	4,370	2.47%	108	14,287	2.39%	341
Subordinated debentures	23,000	3.47%	798	23,000	3.43%	789	23,000	6.43%	1,479
Repurchase agreements	—	0.00%	—	2,819	3.33%	94	7,000	3.31%	232
Federal funds purchased and other	—	0.00%	—	12	0.00%	—	—	0%	—

Total interest-bearing liabilities	367,821	0.81%	2,971	406,040	1.03%	4,175	509,025	1.38%	7,020

Noninterest-bearing liabilities	68,726			74,670			55,412

Total liabilities	436,547			480,710			564,437

Shareholders’ equity	9,910			9,372			10,439

Total liabilities and shareholders’ equity	$446,457			$490,082			$574,876

Net interest income			$12,965			$13,269			$15,708

Net interest margin (4)		3.18%			3.05%			2.93%

1	Interest income includes fees on loans of $492, $511, and $439 in 2014, 2013 and 2012, respectively.
2	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.
3	Amortization cost is included in the calculation of yields on securities available for sale.
4	Net interest income to average interest earning assets.

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

Analysis of Changes in Net Interest Income

	2014 to 2013			2013 to 2012
	Due to Volume (1)	Due to Rate (2) (3)	Total	Due to Volume (1)	Due to Rate (2) (3)	Total (3)
Interest Income:
Gross loans (a) (b)	(1,523)	(583)	(2,106)	$(4,862)	$(224)	$(5,086)

Taxable securities available for sale	403	209	612	208	(200)	8

Tax exempt securities available for sale	(57)	(6)	(63)	(182)	10	(172)

Federal funds sold and other	(70)	119	49	(56)	22	(34)

Total interest earning assets	(1,247)	(261)	(1,508)	(4,892)	(392)	(5,284)

Interest Expense:
Deposits:
NOW & money market	$66	$(138)	$(72)	$(119)	$(138)	$(257)
Savings	4	(3)	1	3	(9)	(6)
Time deposits $100 and over	(270)	(155)	(425)	(384)	(225)	(609)
Other time deposits	(242)	(273)	(515)	(568)	(344)	(912)

Total interest-bearing deposits	(442)	(569)	(1,011)	(1,068)	(716)	(1,784)

Federal Home Loan Bank advances	(108)	—	(108)	(237)	4	(233)
Subordinated debentures	—	9	9	—	(690)	(690)
Repurchase agreements	(94)	—	(94)	(139)	1	(138)

Total interest-bearing liabilities	(644)	(560)	(1,204)	(1,444)	(1,401)	(2,845)

Net interest income	$(603)	$299	$(304)	$(3,448)	$1,009	$(2,439)

(a)	Interest income includes fees on loans of $492, $511, and $439 in 2014, 2013 and 2012, respectively.
(b)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.
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

2014 compared to 2013

Total noninterest income was $2,668 in 2014, a decrease of $19 or 0.7% from $2,687 in 2013. The decrease is due to a decrease in other service charges, check printer income, mortgage banking activities and earnings on bank owned life insurance policies offset by an increase in gain on sale of securities and service charges on deposit accounts.

Other service charges, commissions and fees was $12 in 2014 compared to $42 in 2013. This decrease is primarily due to the dissolution of our Appalachian Fund investment. The Appalachian Fund was a qualified Community Development Entity in which the Bank invested. The partnership provided development loans to underserved markets. Participation in the partnership provided the Bank with certain federal tax credits and credit towards Community Reinvestment Act requirements.

Check printer income was $6 in 2014 compared to $27 in 2013. This decrease is due to our relationship with a new vendor.

Income recognized from sale of traditional single family mortgages totaled $82 in 2014 compared to $94 in 2013. The decrease is due to a decline in demand for mortgage loans during 2014 compared to the 2013.

Earnings on bank owned life insurance policies was $261 in 2014 compared in $272 in 2013. This decrease is due to the decrease in yield on the underlying securities.

In 2014, the Bank sold a group of securities that resulted in a gain on sale of $221 compared to a gain on sale of $182 in 2013.

Service charges on deposit accounts was $1,727 in 2014 compared to $1,702 in 2013. This increase is primarily due to the implementation of analysis charges on commercial deposit accounts.

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

Income recognized from sale of traditional single family mortgages totaled $94 in 2013 compared to $191 in 2012. The decrease is due to a decline in demand for mortgage loans during 2013 compared to 2012.

Service charges on deposit accounts was $1,702 in 2013 compared to $1,657 in 2012. This slight increase is due to implementation of new restrictions on when overdraft charges can be waived, thus reducing the percentage of gross charges that are waived.

The table below shows noninterest income for each of the three years ended December 31:

	2014	2013	2012

Service charges on deposit accounts	$1,727	$1,702	$1,657
Net gains on sale of securities	221	182	1,215
Gain on sale of loans	82	94	191
Gain on sale of branches	—	—	4,067
Other:
Earnings on bank owned life insurance policies	261	272	291
Investment services income	130	136	105
ATM income	129	128	122
Other customer fees	49	53	56
Safe deposit box rental	31	29	33
Other equity investment income	13	16	29
Other service charges, commissions, and fees	12	42	194
Credit life insurance commissions	7	6	7
Check printer income	6	27	27

Total noninterest income	$2,668	$2,687	$7,994

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

2014 compared to 2013

Total noninterest expense was $14,240 in 2014, an increase of $57 or 0.4% from $14,183 in 2013. The increase is primarily due to increases in salary and employee benefits, data processing expense and other real estate expense offset by decreases in regulatory and compliance expense, loss on other investment and occupancy expense.

Salaries and employee benefits, which totaled $6,814 in 2014, increased by $458 or 7.2% from $6,356 in 2013. The increase in these expenses is primarily due to an increase in deferred compensation expense combined with cost of living increases.

Data processing expense was $1,160 in 2014 compared to $1,084 in 2013. This is due to the Bank’s increased utilization of online and mobile banking products in 2014.

Other real estate expense is composed of three types of charges: maintenance, marketing and selling costs; valuation adjustments based on new appraisals; and gains or losses on disposition. These charges are offset by rental income on our foreclosed properties. Other real estate expenses totaled $870 in 2014, an increase of $71 or 8.9% from $799 in 2013. Maintenance, marketing, and selling costs totaled $898, valuation adjustments based on new appraisals totaled $622, losses on sale of other real estate totaled $177, and rental income totaled $827 in 2014 compared to $1,010, $834, $(116) and $929, respectively, in 2013. Beginning in 2011 and continuing into 2014, management made an effort to ensure that all qualifying properties were occupied by renters. This effort has resulted in some increased maintenance expenses as the properties have been maintained to a higher standard, but this effort has also resulted in a significant increase in rental income for the Bank. Valuation adjustments decreased in 2014 when compared to 2013 due to some stabilization of real estate prices in the Bank’s market area. Losses on disposition increased in 2014 when compared to 2013 due to management’s decision to accept losses on some properties in order to remove them from the portfolio. Management currently does not expect significant amounts of additional adjustments based on new appraisals during 2015; however if market conditions and real estate values deteriorate further, additional losses could be incurred and those losses could be significant. The balance of other real estate owned, net of valuation allowance decreased 25.0% to $13,734 at December 31, 2014 compared to $18,314 at December 31, 2013.

The following tables provides details regarding our other real estate expenses and rental income for each of the three years ended December 31, 2014:

	December 31, 2014	December 31, 2013	December 31, 2012
Maintenance, marketing, and selling costs	$898	$1,010	$1,259
Valuation adjustments	622	834	1,049
Loss (gain) on disposition	177	(116)	303
Rental Income	(827)	(929)	(651)

Total other real estate expense	$870	$799	$1,960

Management anticipates continued high levels of other real estate in 2015, which could result in additional expense.

Regulatory and compliance expense totaled $958 in 2014, a decrease of $186 or 16.3% from $1,144 in 2013. The decrease is primarily due to a decrease in our FDIC insurance expense due to a smaller deposit base and the lifting of the Consent Order.

Loss on other investment was $5 in 2014 compared to $166 in 2013. These are both one-time losses on other investments that both were dissolved in 2014.

Occupancy expense totaled $841 in 2014, a decrease of $129 or 13.3% from $970 in 2013. The decrease in occupancy expense is primarily due to the termination of a lease for a parcel of land used as a branch location in conjunction with the purchase of the land.

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

Other real estate expense is composed of three types of charges: maintenance, marketing and selling costs; valuation adjustments based on new appraisals; and gains or losses on disposition. These charges are offset by rental income on our foreclosed properties. Other real estate expenses totaled $799 in 2013, a decrease of $1,161 or 59.2% from $1,960 in 2012. Maintenance, marketing, and selling costs totaled $1,010, valuation adjustments based on new appraisals totaled $834, gains on sale of other real estate totaled $116, and rental income totaled $929 in 2013 compared to $1,259, $1,049, $303 and $651, respectively, in 2012. Beginning in 2011 and continuing into 2013, management made an effort to ensure that all qualifying properties were occupied by renters. This effort resulted in some increased maintenance expenses as the properties were maintained to a higher standard, but this effort also resulted in a significant increase in rental income for the Bank. Valuation adjustments and losses on disposition both decreased in 2013 when compared to 2012 due to some stabilization of real estate prices in the Bank’s market area. The balance of other real estate owned, net of valuation allowance decreased 7.4% to $18,314 at December 31, 2013 compared to $19,769 at December 31, 2012.

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

The table below shows noninterest expense for each of the three years ended December 31:

	2014	2013	2012

Salaries and employee benefits	$6,814	$6,356	$7,200
Data processing	1,160	1,084	1,172
Regulatory and compliance expense	958	1,144	1,415
Other real estate expense	870	799	1,960
Occupancy expense	841	970	1,279
ATM expense	660	612	549
Operational expenses	406	419	400
Audit, accounting and legal	402	526	842
Insurance expense	390	389	373
Furniture and equipment expense	314	389	530
Postage and freight	291	258	299
Director expense	244	226	200
Advertising and public relations	190	124	250
Amortization of intangible asset	137	137	199
Other employee expenses	97	86	95
Loan expense	37	61	759
Loss on other investment	5	166	—
Other	424	437	437

	$14,240	$14,183	$17,959

Provisions for Loan Losses

The Bank reversed $1,014 in provision for loan losses in 2014, compared to a provision of $45 in 2013. The allowance for loan losses was 2.02% of gross loans (“AFLL Ratio”) at December 31, 2014, compared to 2.94% at December 31, 2013.

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

Nonperforming loans decreased from $27,166 at December 31, 2013 to $10,794 at December 31, 2014. The decrease in nonperforming loans is due to foreclosure and charge-off activity during 2014 and successful resolution of problem loan relationships. Management has been focused on reducing the Bank’s overall level of problem assets. Elimination of those problem assets often requires foreclosure of problem loans, resulting in some charge-off and the balance of the loan moving to other real estate owned. Once the Bank has control of the collateral, it is then able to liquidate the assets. This increased focus on eliminating problem assets contributed to the decrease in nonperforming loans during 2014. The ratio of allowance to nonperforming loans was 47.91% at December 31, 2014, compared to 29.59% at December 31, 2013. The portion of the allowance attributable to impaired loans was $247 at December 31, 2014, a decrease of $2,199 from December 31, 2013. Total impaired loans totaled $9,885 at December 31, 2014 compared to $26,071 at December 31, 2013. Also included in impaired loans are relationships classified as troubled debt restructurings totaling $9,852. The decrease in impaired loans was primarily due to charge offs and transfers to other real estate. The amounts charged off during 2014 approximated the specific allocations for certain collateral dependent individual impaired loans.

The portion of the allowance attributable to historical and environmental factors has decreased on an absolute basis and as a percentage of gross loans during 2014. Management’s evaluation of the allowance for loan losses, in addition to specific loan allocations, is based on volume of non-impaired loans and changes in credit quality and environmental factors. The balance of non-impaired loans decreased during 2014 due to the reduction in gross loans and the transfer of newly impaired relationships to the impaired loans component.

The total allowance for loan losses was $5,171 or 2.02% of gross loans at December 31, 2014 compared to $8,039 or 2.94% of gross loans at December 31, 2013. The decrease in the allowance was based on factors indicating improving trends in asset quality including reductions in past due loans, impaired loans, and mixed economic indicators relating to environmental factors that can bear an impact on loan losses such as economic conditions in the Bank’s market area. Management considers the decrease in the AFLL ratio to be directionally consistent with changes in risks associated with the loan portfolio as measured by various metrics.

The table below illustrates changes in the AFLL ratio over the past five quarters and the changes in related risk metrics over the same periods:

Quarter Ended	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014	December 31, 2013

AFLL Ratio	2.02%	2.32%	2.39%	2.51%	2.94%
ASC 450 allowance ratio (1)	2.00%	2.06%	2.15%	2.20%	2.26%
Specifically Impaired Loans (ASC 310 component)	$247	$983	$981	$1,234	$2,446
Historical and environmental (ASC 450-10 component)	4,924	5,122	5,325	5,379	5,593

Total allowance for loan loss	$5,171	$6,105	$6,306	$6,613	$8,039

Nonperforming loans to gross loans (2)	4.21%	7.52%	7.92%	7.55%	9.93%
Impaired loans to gross loans	3.85%	5.78%	6.20%	7.21%	9.53%
Allowance to nonperforming loans ratio	47.91%	30.85%	30.15%	33.27%	29.59%
Quarter-to-date net charge offs to average gross loans	0.35%	0.08%	0.00%	0.33%	0.02%

(1)	Historical and environmental component as a percentage of non-impaired loans.
(2)	Nonaccrual loans and loans past due 90 or more days still accruing interest as a percentage of gross loans.

Income Taxes

The effective income tax rates were 0.0% for 2014, 2013 and 2012.

Due to the current economic condition and losses recognized between 2008 and 2011, the Company established a valuation allowance against all of its deferred tax assets. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. The Company has approximately $54,690 in net operating losses for state tax purposes and $26,523 for federal tax purposes to be utilized by future earnings.

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

Analysis of Financial Condition

Total assets at December 31, 2014 were $443,555, a decrease of $4,888 or 1.1% from $448,443 at December 31, 2013. Average assets for 2014 were $446,457, a decrease of $43,625 or 8.9% from $490,082 for 2013. The decrease in total assets in 2014 is primarily due to a decrease in net loans combined with decreases in cash and other real estate owned offset by increases in time deposits in other financial institutions and securities available for sale. Total liabilities at December 31, 2014 were $432,669, a decrease of $7,158 or 1.6% from $439,827 at December 31, 2013. The decrease in total liabilities was primarily due to a decrease in interest-bearing deposits offset by an increase in noninterest-bearing deposits. Total shareholder’s equity at December 31, 2014 was $10,886, an increase of $2,270 or 26.3% from $8,616 at December 31, 2013. The increase in shareholders’ equity is primarily due to an increase in other comprehensive income as a result of increasing market values of securities available-for-sale combined with an increase in retained earnings as a result of the net income for 2014.

Loans

Net loans (excluding loans held for sale) were $251,265 at December 31, 2014, a decrease of $14,403 or 5.4% from $265,668 at December 31, 2013. Loans held for sale, at fair value totaled $106 at December 31, 2014, an increase of $106 or 100% from $0 at December 31, 2013.

The overall decrease in loans was primarily due to regular loan payments outpacing demand for new loans for most of 2014, transfers of certain loans to other real estate owned, and continued elevated levels of loan charge-offs. The decrease in loan demand is due to the continued sluggishness in the economy in the Bank’s market areas and further tightening of the Bank’s lending standards. The most significant decreases in loans were in the commercial real estate, real estate construction, 1-4 family residential, and other loans segments. The continuing effects of the challenging economic environment reduced the number of new construction loans during 2014, resulting in a significant drop in real estate construction loans. Decreases in other loan categories are primarily the result of regular loan payments and a significant decrease in loan demand in these categories as well.

Of total loans of $256,436 in the portfolio as of year-end 2014, $48,226 or 18.8% were variable rate loans, $199,555 or 77.8% were fixed rate loans, and $8,655 or 3.4% were nonaccrual.

On December 31, 2014, the Company’s loan to deposit ratio (including loans held for sale at fair value and loans held for sale at net book value) was 64.4%, compared to 67.2% at December 31, 2013. Management expects some improvement in loan demand during 2015, slowing the pace of the decline in gross loans. If market conditions improve significantly during 2015, it is possible that some loan growth could be realized. Management anticipates that there will not be significant growth in gross loans until there are indicators of significant improvements in both the local and national economy, leading customers to begin spending more resulting in increased demand. If the Company’s deposit growth among core deposit customers continues to outpace its loan demand, the Company’s net interest margin may be adversely affected as the funds from these deposits may be invested in securities and other interest earning assets that offer lower yields than loans.

The following table presents various categories of loans contained in our loan portfolio for the periods indicated and the total amount of all loans for such period:

	2014	2013	2012	2011	2010

Real estate construction	$25,902	$30,138	$36,648	$53,440	$89,909
1-4 family residential	102,691	110,822	112,934	121,755	166,876
Commercial real estate	99,333	97,090	115,592	152,531	175,516
Other real estate secured	5,825	4,800	5,726	7,405	7,206
Commercial, financial and agricultural	15,514	23,185	27,908	30,786	48,453
Tax exempt	31	51	72	52	118
Consumer	5,641	5,474	5,707	7,430	9,723
Other	1,499	2,147	2,294	7,797	9,173

Total loans	$256,436	$273,707	$306,881	$381,196	$506,974

Allowance for loan losses	(5,171)	(8,039)	(9,767)	(19,546)	(18,167)

Total loans (net of allowance)	$251,265	$265,668	$297,114	$361,650	$488,807

The following is a presentation of an analysis of maturities of loans as of December 31, 2014:

Loan Segments	Due in 1 year or less	Due in 1 to 5 years	Due after 5 Years	Total

Real estate construction	$16,143	$9,829	$190	$26,162
1-4 family residential	9,483	62,736	30,471	102,690
Commercial real estate	9,895	81,546	7,330	98,771
Other real estate secured	2,010	3,479	336	5,825
Commercial, financial and agricultural	7,271	5,936	2,610	15,817
Tax exempt	10	21	—	31
Consumer	1,875	3,811	103	5,789
Other	1,351	—	—	1,351

Total	$48,038	$167,358	$41,040	$256,436

The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2014 for the loan types mentioned above:

Loans with predetermined interest rates	$199,555
Loans with floating, or adjustable interest rates, at floor	33,887
Loans with floating, or adjustable interest rates, not at floor	14,339
Nonaccrual loans	8,655

Total	$256,436

As market rates dropped during the economic recession, management implemented rate floors for many variable rate loans in an attempt to protect the Bank’s net interest margin. As of December 31, 2014, $33,887 in variable rate loans have reached their floor rate. As a result, when market rates begin to rise, loans at their floor will not reprice at higher rates until market rates rise above their contractual floor rates. Only the loans noted above that have variable rates not at a floor rate will reprice with the first increase in market rates. The existence of these rate floors may negatively impact our net interest margin when rates begin to rise, at least until rates rise above these floors.

Allowance for Loan Loss and Asset Quality

The allowance for loan losses was $5,171 or 2.02% of gross loans at December 31, 2014 compared to $8,039 or 2.94% of gross loans at December 31, 2013. The decrease in the allowance was based on factors indicating improving trends in asset quality including reductions in past due loans, impaired loans, and mixed economic indicators relating to environmental factors that can bear an impact on loan losses such as economic conditions in the Bank’s market area.

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

Since 2008, the Bank has experienced significant increases in past due loans, impaired loans, adversely classified loans and charge-offs as a result of the economic downturn. The Bank and its customers continue to be affected by the impacts of the economic downturn. Historically, more than half of the Bank’s loan portfolio has been secured by real estate of some form, whether residential, commercial, or development, with a significant portion of those loans being residential developments. One of the most significant impacts of the economic downturn in the Bank’s market area has been the collapse of the housing market and subsequent decline in market values for existing properties, particularly higher end properties. Those impacts caused several of the Bank’s borrowers who had proven track records as residential and commercial developers to find themselves owning larger parcels of partially developed land with virtually no demand for finished properties. Developers became unable to service their debt causing the loans to become past due. At the same time, the decline in activity in the housing market caused significant reductions in market values, causing collateral values for many loans to fall below the outstanding loan balance. From 2008 to 2011, the Bank experienced increases in problem loans in virtually all segments of the loan portfolio; however, the effect of the economic downturn on the residential real estate market has been the primary cause of the majority of the Bank’s impaired loans and charge-offs during 2014 and 2013. Foreclosures from this segment have also primarily become the reason for the elevated levels of other real estate owned by the Bank during 2014 and 2013.

Impaired loans totaled $9,885 at December 31, 2014 compared to $26,071 at December 31, 2013, a decrease of $16,186.

Included in the $9,885 of impaired loans at December 31, 2014 is $8,855 of impaired relationships that were also impaired as of December 31, 2013. At December 31, 2013 the Bank’s total exposure to that group of relationships was $10,414, a reduction of exposure of $1,559 in 2014. The majority of these relationships are real estate development projects that were severely impacted by the downturn in the economy and housing market. In general, the borrowers are residential developers with a proven track record and the collateral for the loans is raw land that was intended for development. As a result of the collapse of the housing market, lot absorption declined dramatically, reducing cash flow available to service the debt. Many of the borrowers were able to service the debt though cash reserves for a period of time, but the extended period of the economic downturn exhausted their reserve funds, rendering the loans impaired. Management has worked extensively with these borrowers to find ways to liquidate the underlying collateral or stimulate activity within the respective developments in order to avoid foreclosure and/or additional charge offs. The reduction in exposure to this group of borrowers in 2014 shows that some progress was made, despite continued low activity in the housing market. The relationships in this group as of December 31, 2014 will likely continue to be classified as impaired until there is significant improvement in the housing market and lot absorption.

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

Doubtful. Loans with the same characteristics as substandard loans with the added characteristic that the weaknesses make collection or liquidation in full highly questionable and improbable on the basis of currently existing facts, conditions, and values. These are poor quality loans in which neither the collateral nor the financial condition of the borrower presently ensures collectability in full in a reasonable period of time or evidence of permanent impairment in the collateral securing the loan.

Impaired loans are evaluated separately from other loans in the Bank’s portfolio. Credit quality information related to impaired loans was presented above and is excluded from the tables below.

As of December 31, 2014, and based on the most recent analysis performed, the risk category of loans by segment of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful

Real estate construction	$12,923	$6,888	$—	$840	$—
1-4 Family residential	85,138	11,288	—	4,767	—
Commercial real estate	82,034	11,074	—	4,447	—
Other real estate loans	5,825	—	—	—	—
Commercial, financial and agricultural	14,412	990	—	112	—
Consumer	5,614	3	—	17	—
Tax exempt	31	—	—	—	—
Other loans	148	—	—	—	—

Total	$206,125	$30,243	$—	$10,183	$—

Classified loans, excluding impaired loans, totaled $40,426 at December 31, 2014 compared to $36,332 at December 31, 2013.

The following table presents information regarding impaired, nonaccrual, past due and restructured loans at the dates indicated:

	December 31,
	2014	2013	2012	2011	2010
Loans considered by management as impaired:
Number	24	40	53	81	108
Amount	$9,885	$26,071	$33,555	$44,849	$52,059

Loans accounted for on nonaccrual basis:
Number	17	18	48	87	79
Amount	$8,655	$18,152	$24,975	$40,831	$36,675

Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:
Number	—	—	—	—	—
Amount	$—	$—	$—	$—	$—

Loans defined as “troubled debt restructurings” still accruing
Number	15	21	14	1	22
Amount	$2,139	$9,014	$9,038	$958	$16,558

Other classified loans not classified as impaired	$40,426	$36,332	$74,177	$109,961	$72,344

There are no other loans which are not disclosed above where known information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms.

As discussed previously, management’s consideration of environmental factors impacts the amount of allowance for loan loss that is needed for classified and pass rated loans. Below are some of the factors considered by management:

The commercial real estate market has declined significantly as a result of the local and national economic recession that began during 2008 and the resulting sluggish economic conditions that remained throughout 2014, though some slight improvements were felt during 2014. Real estate related loans, including commercial real estate loans, residential construction and residential development and 1-4 family residential loans, comprised 91.2% of the Company’s loan portfolio at December 31, 2014. Market conditions for residential development and residential construction have seen substantial declines due to the effects of the recession on individual developers, contractors and builders. In addition, the local market, particularly in Maury County, has seen significantly weaker demand for residential housing. During 2014, the market began to improve nationally and in the Bank’s local market, though activity has not recovered to pre-recession levels.

Although our loan portfolio is concentrated in Middle Tennessee, management does not believe this geographic concentration presents an abnormally high risk. At December 31, 2014 the following loan concentrations exceeded 10% of total loans: 1-4 family residential loans, real estate construction loans, and commercial real estate. Management does not believe that this loan concentration presents an abnormally high risk. Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

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

	2014	2013	2012	2011	2010
Nonaccrual interest	$722	$238	$1,120	$2,668	$1,580

Nonperforming loans are defined as nonaccrual loans, loans still accruing but past due 90 days or more, and troubled debt restructured loans still accruing. The following table presents information regarding nonperforming loans at the dates indicated:

	2014	2013	2012	2011	2010
Loans secured by real estate	$9,436	$23,516	$31,521	$33,004	$52,296
Commercial, financial and agricultural	—	1,785	627	859	893
Consumer	7	12	12	229	44
Other	1,351	1,853	1,853	7,697	—

Total	$10,794	$27,166	$34,013	$41,789	$53,233

Management classifies commercial and commercial real estate loans as nonaccrual loans when principal or interest is past due 90 days or more and the loan is not adequately collateralized. Loans also are classified as nonaccrual when, in the opinion of management, principal or interest is not likely to be paid in accordance with the terms of the obligation and the loan is not in the process of collection. Nonaccrual loans are not reclassified as accruing until principal and interest payments are brought current and future payments appear reasonably certain. Loans are categorized as restructured if the original interest rate, repayment terms, or both were modified due to deterioration in the financial condition of the borrower.

Summary of Loan Loss Experience

An analysis of our loss experience is presented in the following table for each of the periods ended December 31 indicated, as well as a breakdown of the allowance for loan losses:

	2014	2013	2012	2011	2010
Balance at beginning of period	$8,039	$9,767	$19,546	$18,167	$13,347

Charge-offs:
Real estate construction	(103)	—	(3,139)	(7,155)	(6,876)
1-4 Family residential	(341)	(759)	(1,317)	(1,943)	(1,704)
Commercial real estate	(25)	(639)	(2,390)	(493)	(808)
Other real estate loans	—	—	—	(95)	(39)
Commercial, financial and agricultural	(489)	(600)	(652)	(1,076)	(298)
Consumer	(1)	(5)	(115)	(15)	(29)
Tax exempt	—	—	—	—	—
Other loans	(1,102)	(51)	(5,896)	(113)	—

	(2,061)	(2,054)	(13,509)	(10,890)	(9,754)

Recoveries:
Real estate construction	44	21	36	63	17
1-4 Family residential	31	73	281	40	5
Commercial real estate	30	38	77	6	9
Other real estate loans	—	—	—	3	2
Commercial, financial and agricultural	51	111	51	162	63
Consumer	9	8	7	29	44
Tax exempt	—	—	—	—	—
Other loans	42	30	25	21	—

	207	281	477	324	140

Net charge-offs	(1,854)	(1,773)	(13,032)	(10,566)	(9,614)

Transfer due to branch sale	—	—	553	(1,084)	—

Provision for loan losses	(1,014)	45	2,700	13,029	14,434

Balance at year-end	$5,171	$8,039	$9,767	$19,546	$18,167

Ratio of net charge-offs during the period to average loans outstanding during the period	0.35%	0.61%	3.42%	2.17%	1.85%

Ratio of nonperforming loans to gross loans	4.21%	9.93%	11.08%	10.96%	10.50%
Ratio of impaired loans to gross loans	3.85%	9.53%	10.93%	11.77%	10.27%
Ratio of allowance for loan losses to total loans	2.02%	2.94%	3.18%	5.13%	3.58%

At December 31, of each period presented below, the allowance was allocated as follows:

	2014	2013	2012	2011	2010
Real estate construction	$892	$1,249	$1,938	$4,809	$6,522
1-4 Family residential	2,332	3,235	4,133	5,564	5,513
Commercial real estate	994	1,273	1,226	3,505	2,373
Other real estate loans	22	33	226	244	22
Commercial, financial and agricultural	399	704	994	1,394	1,536
Consumer	22	24	14	84	103
Tax exempt	—	—	—	—	—
Other loans	—	929	658	3,337	1,472
Unallocated	510	592	577	609	626

Total	$5,171	$8,039	$9,766	$19,546	$18,167

At December 31, of each period presented below, loan balances by category as a percentage of gross loans were as follows:

	2014	2013	2012	2011	2010
Real estate construction	10.1%	11.0%	11.9%	14.0%	17.7%
1-4 Family residential	40.1%	40.4%	36.8%	32.0%	32.9%
Commercial real estate	38.7%	35.5%	37.7%	40.1%	34.6%
Other real estate secured loans	2.3%	1.8%	1.9%	1.9%	1.4%
Commercial, financial and agricultural	6.0%	8.5%	9.1%	8.1%	9.6%
Consumer	2.2%	2.0%	1.9%	1.9%	1.9%
Tax exempt	0.0%	0.0%	0.0%	0.0%	0.0%
Other loans	0.6%	0.8%	0.7%	2.0%	1.9%

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Time Deposits in Other Financial Institutions

Time deposits in other financial institutions totaled $22,177 at December 31, 2014 compared to $6,500 at December 31, 2013. Management has begun utilizing time deposits in other financial institutions in conjunction with the Bank’s securities portfolio in order to maximize yield and maintain a reasonable total duration for the Bank’s assets outside of the loan portfolio. Original maturities of time deposits in other financial institutions range from six months to 4 years. Most of the CDs with maturities beyond three years are callable with minimal early withdrawal penalties. All of the deposits are in FDIC or National Credit Union Administration insured institutions and the amount on deposit with each individual institution does not exceed the deposit insurance limit of $250. As of December 31, 2014, time deposits in other financial institutions had a weighted average rate of 0.99% and a weighted average remaining life of 1.25 years.

Securities

At December 31, 2014, securities available-for-sale totaled $91,440, an increase of $9,514 or 11.6% from $81,926 at year-end 2013. The Company’s securities portfolio represents 20.6% of total assets at December 31, 2014 compared to 18.3% at December 31, 2013. All of the Company’s securities are classified as available for sale. The Company’s investment portfolio is used to provide interest income and liquidity and for pledging purposes to secure public fund deposits.

Net unrealized gains in the securities portfolio at December 31, 2014 were $233 compared to a net unrealized loss of $1,200 at December 31, 2013. The increase in market value is primarily due to changes in interest rates during 2014.

Unrealized losses on the Bank’s securities have not been recognized into income because the securities are of high credit quality, management does not have the intent to sell and it is not more likely than not the Bank will be required to sell the investment before its anticipated recovery, and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the securities approach their maturity date and/or normal liquidity returns to the marketplace.

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

At year-end 2014, the Company’s portfolio consisted of 94 securities, 32 of which were in an unrealized loss position, compared to a total of 118 securities, 71 of which were in an unrealized loss position at December 31, 2013. In the event that the Company were to sell securities for liquidity purposes, management believes there are sufficient holdings not in an unrealized loss position that could be sold, so that the Company would not be forced to sell the securities reporting an unrealized loss. The Company is further limited in the amount of securities that can be sold due to pledging requirements for Bank liabilities. Management considers security holdings in excess of our pledging requirement to be available for liquidity purposes. Sale of such holdings would not impair our ability to hold the securities reporting an unrealized loss until the loss is recovered or until maturity.

At year-end 2014, the Company held no securities for which the aggregate face amount of investments is greater than 10% of shareholders’ equity as of December 31, 2014.

At year-end 2013, the Company held one security for which the aggregate face amount of investments is greater than 10% of shareholders’ equity as of December 31, 2013.

Type	Issuer	Face Value	Fair Value	% of Capital
State and municipals	State of Texas	$1,245	$1,248	14.52%

Other than the above investments, the Company did not hold securities of any one issuer, other than U.S. Government sponsored entities, with a face amount greater than 10% of shareholders’ equity as of December 31, 2014 or 2013.

The carrying value of securities at December 31 is summarized as follows:

	December 31, 2014		December 31, 2013
	Amount	% of Total	Amount	% of Total

U.S. Government sponsored entities	$15,352	16.8%	$33,357	40.7%
Mortgage-backed securities	74,014	80.9%	42,281	51.6%
State and municipals	2,074	2.3%	6,288	7.7%

Total	$91,440	100.0%	$81,926	100.0%

	December 31, 2012
	Amount	% of Total

U.S. Government sponsored entities	$30,718	43.8%
Mortgage-backed securities	32,778	46.7%
State and municipals	5,697	8.1%
Corporate	987	1.4%

Total	$70,180	100.0%

From 2012 to 2014, the mix of securities held by the Company has changed significantly. As of December 31, 2014, the Company’s state and municipal securities accounted for 2.3% of the total portfolio, down from 7.7% and 8.1% at December 31, 2013 and 2012, respectively. As of December 31, 2014, the Company’s U.S. Government sponsored entities securities accounted for 16.8% of the total portfolio, down from 40.7% at December 31, 2013, which was down from 43.8% at December 31, 2012. This change over the past year is primarily due to management’s effort to reduce the duration of the portfolio in anticipation of rising market rates and to help with the Bank’s asset/liability management.

The Company sold the majority of its state and municipal securities and U.S. Government sponsored entities securities during 2014 with the proceeds being reinvested in mortgage-backed securities. The Company realized gains from the sale of state and municipal securities and small losses from the sale of U.S. Government sponsored entities securities, resulting in a net gain of $221. The repositioning of the portfolio should reduce the impact of a rising rate environment on the market value of the portfolio. Rising rates could also lead to some extension of duration in the mortgage-backed securities portfolio, but that extension is expected to be less than the total duration of the municipal securities that were sold.

The following table presents the carrying value by maturity distribution of the investment portfolio, along with weighted average yields thereon, as of December 31, 2014:

	Within 1 Year	1-5 Years	5-10 Years	Beyond 10 Years	Total
U.S. Government sponsored entities	$—	$11,498	$4,120	$—	$15,618
State and municipals	386	1,099	126	402	2,013

Total debt securities	$386	$12,597	$4,246	$402	$17,631

Weighted average yield (tax equivalent)	3.09%	1.45%	1.86%	4.09%	1.65%

Mortgage-backed securities-residential					$73,576

Weighted average yield					2.09%

Premises and Equipment

Premises and equipment totaled $11,832 at December 31, 2014, an increase of $1,617 or 15.8% from $10,215 at December 31, 2013. The largest component of the increase in premises and equipment was the purchase of a parcel of land that had previously been leased for use as a branch location.

Rent expense was $(21) in 2014, compared to $181 in 2013. The decrease in rent expense is due to the reversal of deferred rent in conjunction with the cancellation of the lease for a parcel of land on which a branch was located that we purchased in 2014.

Other Real Estate Owned

At December 31, 2014, OREO totaled $13,734, a decrease of $4,580 from $18,314 at December 31, 2013. The balance of OREO is comprised of properties acquired through or in lieu of foreclosure on real estate loans, property acquired by the Company for future Bank branch locations that is no longer intended for that purpose and is currently held for sale, and loans made to facilitate the sale of OREO that are required to be reported as OREO (“FAS 66 Loans”). The balances recorded for each individual property are based on appraisals that are not more than twelve months old, discounted by an additional 15%. The additional 15% discount was adopted by the Company beginning in the third quarter of 2010 based on an analysis of actual recoveries of OREO balances, including selling costs. Based on that analysis, the Company recorded a valuation allowance of $346 (recognized through OREO expense) in the third quarter of 2010. In addition, the Company began applying the additional 15% discount in its determination of specific reserves for impaired loans that are collateral dependent. As a result, the majority of the financial loss incurred by the Company as a result of the 15% discount has been recognized through loan charge-offs and the provision for loan losses at the time the property is transferred to OREO, with the foreclosed property being transferred into OREO at the discounted value. The Company annually updates its analysis regarding the additional 15% discount. Should such updates indicate that a change in the 15% discount is warranted, the Company would implement the change accordingly and that change would be applied to all properties that are subsequently moved into OREO.

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

The following table shows a breakdown of the OREO portfolio by category as of the end of the periods indicated:

	December 31, 2014		September 30, 2014		June 30, 2014		March 31, 2014
Bank Premises	$—	0.0%	$—	0.0%	$—	0.0%	$484	2.8%
Rental	5,949	43.3%	7,114	50.2%	7,246	45.7%	7,614	43.2%
Non-rental	1,904	13.9%	986	7.0%	1,135	7.2%	1,083	6.1%
Auction	—	0.0%	—	0.0%	—	0.0%	15	0.1%
Land	5,881	42.8%	6,072	42.8%	7,470	47.1%	8,432	47.8%

Total	$13,734	100.0%	$14,172	100.0%	$15,851	100.0%	$17,628	100.0%

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

The following table provides activity within the OREO portfolio in terms of individual parcels for the years ended on the dates indicated:

	Rental	Non-rental	Auction	Land
December 31, 2014
Foreclosures	2	5	—	1
Sales	12	3	3	14
Weighted average age of properties held at period end (months)	33.4	10.8	—	39.8

December 31, 2013
Foreclosures	21	3	—	4
Sales	26	4	9	11
Weighted average age of properties held at period end (months)	19.5	7.9	31.1	24.4

The following table sets forth information related to the largest five OREO properties held by the Company as of December 31, 2014:

Property Description	Original loan classification	Original Loan Amount		Charge-off prior to transfer into OREO	Write- down after transfer into OREO	Carrying Balance
Unimproved land	Real estate construction	$5,000		$905	$536	$2,949
Unimproved land	Real estate construction	3,103		1,896	204	961
Mini storage facility	Commercial real estate	3,934	(1)	—	—	848
Unimproved land	Real estate construction	1,134		402	—	799
Mixed Use Commercial Property	Commercial real estate	3,934	(1)	—	82	765

(1)	These two properties were pledged as collateral for the same loan relationship.

The following table sets forth information related to the largest five OREO properties held by the Company as of December 31, 2013:

Property Description	Original loan classification	Original Loan Amount	Charge-off prior to transfer into OREO	Write- down after transfer into OREO	Carrying Balance
Unimproved land	Real estate construction	$5,000	$905	$374	$3,111
Unimproved land	Real estate construction	3,103	1,896	204	961
Unimproved land	Real estate construction	2,546	196	85	927
Mixed Use Commercial Property	Commercial real estate	3,684	1,536	196	850
Unimproved land	Real estate construction	1,134	402	—	799

Each of the OREO properties identified in the December 31, 2014 table above is listed with a real estate agent and is also listed as available for sale on the Bank’s website. The three properties classified as unimproved land were, at the time the loans were made, intended to be developed. The property carried at $2,949 is commercial property located in an area that remains significantly and negatively impacted by the downturn in the real estate market. Although the Company continues to actively market the property, management anticipates that it could take a significant amount of time to sell the property. The properties carried at $961 and $799 are located in residential areas that were also negatively impacted by the downturn in the economy. Although there are some positive indicators of improvements in the local markets where the properties are located, management believes it will likely require a significant amount of time to sell the properties. The commercial real estate properties are income producing rental properties that are being managed by a third party property manager on behalf of the Company. The Company continues to market these rental properties, but because of the income producing nature of the properties, it is likely that management will resist selling the properties in the near term for less than the current carrying value of the properties.

Deposits

The following table sets forth the composition of deposits at December 31:

	2014		2013
	Amount	% of Total	Amount	% of Total

Noninterest-bearing demand accounts	$60,780	15.3%	$53,980	13.2%
Interest-bearing demand accounts	129,152	32.4%	120,259	29.5%
Savings accounts	27,709	7.0%	24,770	6.1%
Time deposits greater than $100	83,633	21.0%	97,294	23.9%
Other time deposits	96,806	24.3%	111,229	27.3%

Total	$398,080	100.0%	$407,532	100.0%

A significant percentage of our deposits continue to be in time deposits, though there was a decrease of $28,084 in total time deposits during 2014. The decrease in time deposits is primarily due to the Bank’s continued focus on reducing reliance on wholesale funding sources and a general market shift away from time deposits toward demand deposits as rates on time deposits continue to be comparable to rates for interest-bearing demand accounts. Wholesale funding sources are any deposits that are attained through means other than direct customer contact. Wholesale funding sources utilized by the Bank include brokered CDs and national market time deposits.

The following table shows the breakdown of time deposits at year-end December 31, 2014 and 2013:

	December 31
	2014	2013
Personal CDs	$131,314	$146,792
Non-Personal CDs	7,576	8,659
Public Funds CDs	10,941	10,307
National market time deposits	7,240	18,429
IRAs	23,368	24,351

Total	$180,439	$208,523

The following table sets forth all time deposits greater than $100 broken down by remaining maturity at December 31, 2014:

Less than three months	$19,821
Three months through twelve months	43,010
One year through three years	14,301
More than three years	6,501

Total	$83,633

The total of wholesale funding sources at December 31, 2014 was $7,240, a decrease of $11,189 from $18,429 at December 31, 2013. The average rate paid for national market time deposits in 2014 was 1.08% compared to 1.05% in 2013. The increase in average rate paid on national market time deposits was primarily due to the fact that management decided in 2012 to no longer renew national market time deposits as they came up for renewal. Due to this, the national market time deposits in the portfolio were opened at pre-2012 rates, which resulted in a higher average rate as the portfolio is reduced.

The Bank has policies in place to ensure that total wholesale funding is maintained at a reasonable level. With the removal of the Consent Order, the Bank is no longer under any additional restrictions regarding the use of wholesale funding. While wholesale funding levels have decreased in 2013 and 2014, management believes that wholesale funding can be a viable source of funds and plans to use this source going forward to the extent that loan demand outpaces the growth in the Bank’s core deposits and available for sale investment securities are not liquidated to fund loan growth, but management intends to utilize a measured and planned approach regarding wholesale funding that should not significantly impact cost of funds or overall liquidity risk.

At December 31, 2014, we had $156,743 in time deposits maturing within two years. Time deposits maturing within one year of December 31, 2014 were $142,016, or 78.7% of total time deposits. If we are not able to retain these deposits at maturity, or attract additional deposits at comparable rates, we may be required to seek higher cost deposits to replace these deposits which could negatively impact our net interest margin. The weighted average cost of all deposit accounts was 0.54% in 2014 compared to 0.75% in 2013. The weighted average rate on time deposits was 0.85% in 2014, compared to 1.07% in 2013. Management intends to begin seeking some longer term time deposits in an effort to take advantage of the current low interest rate environment. These efforts, if successful, are expected to reduce interest rate risk and expand our net interest margin.

The following tables present, at December 31 for each of the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

	2014		2013		2012
	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid

Noninterest-bearing demand deposits	$58,446	n/a	$50,012	n/a	$48,981	n/a

Interest-bearing demand accounts	126,646	0.41%	113,823	0.52%	132,470	0.64%
Savings deposits	26,397	0.10%	22,697	0.11%	20,511	0.15%
Time deposits $100 and over	87,777	0.93%	112,312	1.10%	141,836	1.30%
Other time deposits	104,005	0.79%	127,007	1.05%	170,001	1.32%

Contractual Obligations

The Company has the following contractual obligations as of December 31, 2014:

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Operating leases	$72	$77	$2	$—	$151
Time deposits	142,016	25,907	12,516	—	180,439
Long term borrowings (1)	—	—	—	23,000	23,000
Preferred stock dividends (2)	1,683	1,687	—	—	3,370

Total	$143,771	$27,671	$12,518	$23,000	$206,960

(1)	Due to the uncertainty of future interest rates on borrowings under the Company’s subordinated debentures, future interest payments on such obligations are not included in the above table. At December 31, 2014, the Company had issued subordinated debentures of approximately $23,000 outstanding. During the year ended December 31, 2014, the interest rate on the subordinated debentures issued in 2002, 2005 and 2007, respectively, ranged from 3.75% to 3.75%, 1.73% to 1.76% and 3.23% to 3.26%, respectively. During the year ended December 31, 2014, the Company accrued interest expense of $124, $93 and $581, respectively, on its subordinated debentures issued in 2002, 2005 and 2007. Due to the Company’s deferral of interest payments on the subordinated debentures, the Company had accrued in the aggregate $4,520 of deferred interest payments as of December 31, 2014. Repayment of the deferred interest amounts will begin at such time as the Company is able to obtain approval from the FRB.
(2)	Reflects payments due on shares issued through the CPP on February 27, 2009. Amounts presented assume that the preferred stock will remain in place at the current rate until December 31, 2016.

Subordinated Debentures

In 2002, the Company issued $3,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a private offering of trust preferred securities. The securities mature on December 31, 2032; however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB. The interest rate on the subordinated debentures as of December 31, 2014 was 3.75%. The subordinated debentures bear interest at a floating rate equal to the New York Prime rate plus 50 basis points (“bps”). The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet but count as Tier 1 capital for regulatory capital purposes, subject to certain limitations on the amount of these securities that may be counted as Tier 1 capital. Debt issuance costs of $74 have been capitalized and are being amortized over the term of the securities. Certain of the Company’s principal officers, directors, and their affiliates owned $700 and $500 of the $3,000 subordinated debentures at year-end 2014 and 2013, respectively. The proceeds from this offering were utilized to increase the Bank’s capital by $3,000.

In 2005, the Company issued $5,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a pooled offering of trust preferred securities. These securities mature on September 15, 2035, however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB. The interest rate on the subordinated debentures as of December 31, 2014 was 1.76%. The subordinated debentures bear interest at a floating rate equal to the 3-Month LIBOR plus 1.50%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet but count as Tier 1 capital for regulatory purposes, subject to certain limitations on the amount of these securities that may be counted as Tier 1 capital. There was no debt issuance cost in obtaining the subordinated debentures. The proceeds from the pooled offering were used to increase the Bank’s capital.

In 2007, the Company issued $15,000 of redeemable subordinated debentures through a special purpose entity as part of a pooled offering of trust preferred securities. These subordinated debentures mature in 2037; however, the Company can currently repay the securities at any time subject to approval from the FRB. The interest rate on the subordinated debentures was 7.96% until December 15, 2012, and thereafter the subordinated debentures bear interest at a floating rate equal to the 3-month LIBOR plus 3.0%. As of December 31, 2014, the interest rate was 3.26%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet but $7,261 of the debentures count as Tier 1 capital and the remaining $7,739 is considered as Tier 2 capital for regulatory purposes. There was no debt issuance cost in obtaining the subordinated debentures. The proceeds were used to help fund the acquisition of First National.

The portion of the subordinated debentures qualifying as Tier 1 capital is limited to 25% of total Tier 1 capital. Subordinated debentures in excess of the Tier 1 capital limitation generally qualify as Tier 2 capital. Under the Dodd-Frank Act and the federal regulations issued implementing Basel III, these subordinated debentures will, subject to the limitations described in the preceding sentence, continue to qualify as Tier 1 capital.

Distributions on the subordinated debentures are payable quarterly; however, the Company cannot pay interest on the subordinated debentures or dividends on its common stock or Preferred Stock without the prior consent of the FRB. On January 27, 2011, the FRB denied the Company’s request to make the March 15, 2011 quarterly interest payment due on the subordinated debentures that mature in 2032, and the Company has been unable to pay interest on any of its subordinated debentures since that date. Under the terms of the indentures pursuant to which the debentures were issued, if the Company defers payment of interest on the debentures it may not, during such a deferral period, pay dividends on its common stock or preferred stock or interest on any of the other subordinated debentures issued by the Company. Accordingly, the Company does not expect to be able to pay interest on its other subordinated debentures or dividends on its common stock or preferred stock until such time as it is able to secure the approval of the FRB. Furthermore, the indentures pursuant to which the debentures issued in 2005 and 2007 were issued provide that the Company’s subsidiaries are similarly prohibited from paying dividends on the subsidiaries’ common and preferred stock not held by the Company or its subsidiaries. The Company’s subsidiary, Community First Properties, Inc., has issued and outstanding 125 shares of preferred stock totaling $125 in liquidation value, which shares are held by 125 unaffiliated shareholders. Dividends totaling approximately $16 are payable on these shares biannually. Community First Properties, Inc. paid the dividends owed to the preferred stockholders on June 30, 2011 in violation of the terms of the indentures pursuant to which the subordinated debentures that were issued in 2005 and 2007 were issued and as a result has breached its obligations under the terms of those indentures. As a result, the Company is in default under these indentures and the holders of the subordinated debentures issued thereunder and the related trust preferred securities could seek a judicial determination that the Company must cure the default which the Company believes would require the contribution of $8 of capital to Community First, Inc. Community First Properties, Inc. deferred the payment of its preferred dividend payments due on December 31, 2011, June 30, 2012, December 31, 2012, June 30, 2013, December 31, 2013, June 30, 2014 and December 31, 2014, as permitted under the terms of the documents governing the terms of those shares of preferred stock. Community First Properties, Inc. will not be able to resume dividend payments on its preferred stock until the Company has resumed the payment of interest on the subordinated debentures issued in 2005 and 2007 and paid in full all unpaid dividends thereon. In the event that the Company is unable to pay interest on the subordinated debentures it has issued following March 15, 2016, the holders of the related trust preferred securities would be able to claim an event of default under the indentures and all amounts then owed on the debentures would be immediately due and payable.

Liquidity

Our liquidity, primarily represented by cash and cash equivalents, is a result of our operating, investing and financing activities. These activities are summarized below for the three years ended December 31:

	2014	2013	2012

Net income	$2,407	$1,728	$3,043
Adjustments to reconcile net income to net cash from operating activities	3,354	3,770	20,157

Net cash from operating activities	5,761	5,498	23,200
Net cash from (used in) investing activities	(7,090)	10,073	14,506
Net cash used in financing activities	(9,451)	(61,412)	(19,571)

Net change in cash and cash equivalents	(10,780)	(45,841)	18,135

Cash and cash equivalents at beginning of period	49,036	94,877	76,742

Cash and cash equivalents at end of period	$38,256	$49,036	$94,877

The significant adjustments to reconcile net income to net cash from operating activities in 2014 were proceeds from sale of mortgage loans of $3,245, net write-downs and losses on sale of other real estate of $799, increase in accrued interest payable of $634, and depreciation of premises and equipment of $551 offset by reversal of provision of loan losses of $1,014 and mortgage loans originated for sale of $3,269.

The significant components of investing activities in 2014 were total securities purchases of $50,233; sale of securities of $34,427; increase in time deposits in other financial institutions of $15,677; net decrease in loans of $14,085; maturities, prepayments and calls of securities of $12,027; and proceeds from sale of other real estate owned of $4,629. The most significant component of financing activities in 2014 was the decrease in deposits of $9,452, which was principally the result of management’s continuing efforts to reduce the Bank’s reliance on wholesale funds.

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

The primary uses of cash are lending to the Company’s borrowers and investing in securities and short-term interest earning assets. In 2014, 2013, and 2012, loan repayments were greater than demand for new loans, which provided additional liquidity to pay off outstanding liabilities such as federal funds purchased, FHLB advances, wholesale deposits and other borrowed money.

We consider our liquidity sufficient to meet our outstanding short and long-term needs. We expect to be able to fund or refinance, on a timely basis, our material commitments and long-term liabilities.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2014, we had unfunded loan commitments outstanding of $22,930 and unfunded letters of credit of $1,623. If we needed to fund these outstanding commitments, we have the ability to liquidate time deposits in other financial institutions or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, we could sell participations in these or other loans to correspondent banks.

Capital Resources

Our total shareholders’ equity at December 31, 2014 was $10,886 compared to $8,616 at December 31, 2013, and $10,336 at December 31, 2012. This increase in the year ended December 31, 2014 was primarily due to an increase in accumulated other comprehensive income in combination with an increase in net income in 2014.

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

The Company applied to participate in the program during the fourth quarter of 2008 and received notification of approval for the program in the first quarter of 2009. Under the terms of the program, the U.S. Treasury purchased $17,806 in Series A Preferred Stock (the “Senior Preferred Shares”) of the Company on February 27, 2009. The Senior Preferred Shares had a cumulative dividend rate of 5% per year, until May 15, 2014, and a dividend rate of 9% thereafter. In addition, under the terms of the agreement, the Company issued warrants to the U.S. Treasury to purchase Series B Preferred Stock (the “Warrant Preferred Shares”, and together with the Senior Preferred Shares, the “Preferred Shares”) equal to 5% of the investment in Senior Preferred Shares at a discounted exercise price. The U.S. Treasury exercised the warrants immediately upon investment in the Senior Preferred Shares. The Warrant Preferred Shares have a cumulative dividend rate of 9% per year until redeemed. Dividends on both the Senior Preferred Shares and the Warrant Preferred Shares are required to be paid quarterly.

Dividend requirements for the Senior Preferred Shares and Warrant Preferred Shares in 2015 through redemption of the shares are $1,683 per year. The Company is able to redeem all or a portion of the Senior Preferred Shares at any time following consultation with its primary regulator, but may not redeem the Warrant Preferred Shares unless all of the Senior Preferred Shares have been redeemed. The required dividends in future periods would be reduced for any redemption.

As of December 31, 2014, the Bank’s capital levels were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action. While the Bank’s capital levels at December 31, 2014, exceeded those necessary to be considered well capitalized, our consolidated capital ratios were well below those required by federal regulators had our total assets exceeded $500,000 and, although improving, remain critically low. Our consolidated total capital to risk-weighted assets ratios for year-end 2014 and 2013 were 9.83% and 8.84%. Our consolidated Tier 1 to risk-weighted assets ratios were 5.71% and 5.05% at year-end 2014 and 2013, respectively. Also, our Tier 1 to average assets ratios were 3.52% and 3.15% at year-end 2014 and 2013 respectively. Because the Company’s total assets were less than $500,000 at December 31, 2014, it is not subject to capital requirements on a consolidated basis, but had it been, in order for the Company to be considered “well-capitalized”, it would have required a consolidated total capital to risk-weighted assets ratio of at least 10% and a Tier 1 to average assets ratio of at least 6%. Furthermore, virtually all of our capital on a consolidated basis consists of preferred stock and subordinated debentures which require repayments.

In late 2010, the Basel Committee on Banking Supervision issued “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”), a new capital framework for banks and bank holding companies. Basel III imposes a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. In July 2013, the federal bank regulatory agencies, including the Federal Reserve and the FDIC, adopted final rules that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in Basel III and certain provisions of the Dodd-Frank Act. The rules, which became effective January 1, 2015, apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500,000 (or if currently proposed regulatory changes are approved, $1,000,000) or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules establish a new common equity Tier 1 minimum capital requirement of 4.5%, a minimum Tier 1 risk-based capital requirement of 6% (up from 4%), a total risk-based capital requirement of 8% and a Tier 1 leverage capital requirement of 4%. In addition, the new rules assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status. In order to be considered “well-capitalized” beginning on January 1, 2015, the Bank will need to maintain at least the following minimum capital ratios: common equity Tier 1 capital of 6.5%; tier 1 risked-based capital of 8% (up from 6%); total risk-based capital of 10%; and tier 1 leverage capital of 5%. The rules limit a banking organization’s capital distributions and certain discretionary bonus payments as well as a banking organization’s ability to repurchase its own shares if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of capital (when the buffer is fully phased in) in addition to the amount necessary to meet its minimum risk-based capital requirements. As a result, when fully phased in, the capital requirements, inclusive of the capital conservation buffer, would be a Tier 1 leverage ratio of 4%, a Tier 1 common risk-based equity capital ratio of 7%, a Tier 1 equity risk-based capital ratio of 8.5% and a total risk-based capital ratio of 10.5%. Under the new rules Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions, cumulative preferred stock and trust preferred securities (including associated subordinated debentures) issued after May 19, 2010 will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010 (like the preferred stock we issued to Treasury and our subordinated debentures) including, in the case of bank holding companies with less than $15,000,000 in total assets, trust preferred securities issued prior to that date will continue to count as Tier 1 capital subject to certain quantitative limitations. Common equity Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions. The final rules allow banks and their holding companies with less than $250,000,000 in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in Accumulated Other Comprehensive Income. We expect that we and the Bank will exercise this opt-out right. These new capital rules became effective as to the Bank on January 1, 2015. Because the Company’s total consolidated assets are below $500,000, these new capital rules will not be applicable to the Company on a consolidated basis. Should the Company’s total consolidated assets increase to more than $500,000 (or if currently proposed regulatory changes are approved, $1,000,000), the Company would then be subject to these new rules.

As of December 31, 2014, the Company had total consolidated equity of $10,886. The outstanding face value of the Company’s preferred stock was $18,696, resulting in equity attributable to common stock of $(7,810). As a result, the Company’s Tier 1 common equity ratio would have been reported as a negative ratio as of December 31, 2014. Unless the Company significantly changes its current capital structure, it is possible that we could be required to report this ratio at an unsatisfactory level if the Company were to become subject to the new rule. As of December 31, 2014, the Bank’s Tier 1 common equity ratio would have been compliant with the new rule.

At December 31, 2014 and December 31, 2013, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under applicable regulatory provisions and the ratios required by the Consent Order were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Regulatory Provisions(1)		Required by terms of Regulatory Agreement(2)
2014	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital to risk weighted assets
Community First Bank & Trust	$44,173	16.32%	$21,654	8.00%	$27,068	10.00%	$32,481	12.00%
Consolidated	26,624	9.83%	21,668	8.00%	27,086	10.00%	N/A	N/A

Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$40,768	15.06%	$10,827	4.00%	$16,241	6.00%	$27,068	10.00%
Consolidated	15,477	5.71%	10,834	4.00%	16,251	6.00%	N/A	N/A

Tier 1 Capital to average assets
Community First Bank & Trust	$40,768	9.32%	$17,490	4.00%	$21,862	5.00%	$34,979	8.00%
Consolidated	15,477	3.52%	17,586	4.00%	N/A	N/A	N/A	N/A

2013

Total Capital to risk weighted assets
Community First Bank & Trust	$41,250	14.70%	$22,445	8.00%	$28,056	10.00%	$33.667	12.00%
Consolidated	24,905	8.87%	22,474	8.00%	28,092	N/A	N/A	N/A

Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$37,687	13.43%	$11,222	4.00%	$16,833	6.00%	$28,056	10.00%
Consolidated	14,225	5.06%	11,237	4.00%	16,855	N/A	N/A	N/A

Tier 1 Capital to average assets
Community First Bank & Trust	$37,687	8.41%	$17,917	4.00%	$22,396	5.00%	$38,073	8.50%
Consolidated	14,225	3.16%	18,008	4.00%	N/A	N/A	N/A	N/A

(1)	Because the Company’s total assets were less than $500,000 at December 31, 2014, the Company was not, at that date, subject to capital level requirements at that level.
(2)	Reflects minimum capital ratios required by the Consent Order and written agreement with the Department, prior to the termination of the Consent Order and written agreement and minimum capital ratios required by the informal agreement the Bank entered into with the FDIC and the Department on October 27, 2014.

On September 20, 2011, the Bank consented to the issuance of the Consent Order by the FDIC.

On March 14, 2013, the Bank entered into a written agreement with the Department, the terms of which were substantially the same as those of the Consent Order, including as to required minimum levels of capital the Bank must maintain.

As a result of improvements in the Bank’s financial condition and results of operations and the Bank’s compliance with the terms thereof, the written agreement that the Bank had entered into with the Department was terminated effective October 29, 2014, and the Consent Order was terminated by the FDIC on November 19, 2014.

In connection with the termination of the written agreement the Bank had entered into with the Department and the anticipated termination of the Consent Order, the Bank reached an understanding with the FDIC and the Department in the form of a single informal agreement with both agencies. The informal agreement significantly reduces the restrictions that were placed on the Bank under the Consent Order and the written agreement with the Department. The informal agreement requires that the Bank, among other things:

•	Maintain the following minimum regulatory capital ratios: Leverage Capital 8.0%; Tier 1 Risk Based Capital 10.00%; and Total Risk Based Capital 12.00%.

•	Receive prior written consent of each of the FDIC and the Department before the Bank declares or pays any cash dividends.

•	Develop a written profit plan to improve the Bank’s earnings.

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company will not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The terms of the Written Agreement, which replaced the board resolution, among other things, similarly prohibit the Company from incurring debt, paying dividends or interest or redeeming shares of its capital stock without the approval of the FRB. The Company requested permission to make dividend payments on the Preferred Shares and interest payments on its subordinated debentures that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debentures. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three issuances of subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common stock or preferred stock, including the Preferred Shares, and the Company’s subsidiary may not pay dividends on the subsidiary’s common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the Preferred Shares beginning in the second quarter of 2011. At December 31, 2014, the Company has $4,520 of interest accrued on its subordinated debt for which payment is being deferred. In addition, the Company has accumulated $4,363 in deferred dividends on the Preferred Shares as of December 31, 2014. The Company’s subsidiary Community First Properties, Inc. suspended payment of its dividends on its preferred stock beginning with the dividend payment due December 31, 2011. At December 31, 2014, Community First Properties, Inc. has $55 of preferred stock dividends accrued for which payment is being deferred. Since the Company has deferred payment of dividends on the Preferred Shares for more than six quarters, the holders of the Preferred Shares now have the right to elect up to two directors to the Company’s board of directors. On April 14, 2014, the U.S. Treasury sold all of the shares of Preferred Stock it owned in a modified Dutch auction. The Company received none of the proceeds from the sale by the U.S. Treasury of the Preferred Shares.

Although the Bank was profitable in each of 2012, 2013 and 2014, the Bank is prohibited under the terms of the informal agreement with the FDIC and the Department (and, until it was terminated, the Consent Order) from paying dividends to the Company without prior approval from the FDIC and the Department. The Company is also restricted in the types and amounts of dividends it can pay by the terms of the Preferred Shares and by the terms of the Written Agreement, which prohibits the Company from paying interest or dividends (including interest on the Company’s subordinated debentures and dividends on the Company’s Preferred Shares) without the FRB’s prior approval. The Company is currently considering the options available to it to increase the Company’s capital levels and those of the Bank and the Company, including strengthening the Bank’s core earnings, the sale of common or preferred stock of the Company, the issuance or incurrence by the Company of debt, or alternatively the sale of the Company. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company. This change in control would likely qualify as a change in control under the IRS’s regulations related to the preservation of net operating loss carryforwards causing the Company to likely forfeit this benefit. The loss of this benefit would not cause the Company to recognize a cash charge, but rather would eliminate the benefit that the Company would otherwise be able to utilize to offset future year’s profits, if any, to reduce the Company’s tax liability.

Return on Equity and Assets

Returns on average consolidated assets and average consolidated equity, the ratio of average equity to average assets and the dividend payout ratio for the periods indicated are as follows:

	2014	2013	2012

Return on average assets	0.54%	0.35%	0.48%
Return on average equity	24.29%	18.44%	16.82%
Average equity to average assets ratio	2.22%	1.91%	1.82%
Dividend payout ratio	n/a	n/a	n/a

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Management uses a gap simulation model to evaluate interest rate sensitivity that takes cash flows into consideration. These include mortgage-backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing our pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest-bearing deposits is actually repriceable within a year. Our cumulative one year gap position at December 31, 2014, was 0.66% of total assets. Our policy states that our one-year cumulative gap should not exceed 15% of total assets.

At year-end 2014, $148,770 of $441,291 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year totaled $93,221, or 37.1% of total loans at December 31, 2014. We had $233,548 of loans maturing or repricing within five years as of December 31, 2014. As of December 31, 2014, we had $149,238 in time deposits maturing or repricing within one year.

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

To truly evaluate the impact of rate change on income, we believe the rate shock simulation of interest income is the best technique because variables are changed for the various rate conditions. The interest income change in each category of earning assets and liabilities is calculated as rates move up and down. In addition, the prepayment speeds and repricing speeds are changed. Rate shock is a method for stress testing the net interest margin over the next four quarters under several rate change levels. These levels span four 100 basis point increments up and down from the current interest rate. Our policy guideline is that the maximum percentage change in net interest income cannot exceed plus or minus 10% on a 100 basis point interest rate change or 15% on a 200 basis point interest rate change.

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

December 31, 2014
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps

Increase (decrease) in net interest income	(8.55%)	(3.11%)	(1.13%)	(5.64%)

December 31, 2013
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps

Increase (decrease) in net interest income	(2.19%)	(1.14%)	0.27%	(7.56%)

Our Economic Value of Equity simulation measures our long-term interest rate risk. The economic value is the difference between the market value of the assets and the liabilities and, technically, it is our liquidation value. The technique is to apply rate changes and compute the value. The slope of the change between shock levels is a measure of the volatility of value risk. The slope is called duration. The greater the slope, the greater the impact or rate change on our long-term performance. Our policy guideline is that the maximum percentage change on economic value of equity cannot exceed plus or minus 10% on 100bp change and 20% on 200 bps change. The following illustrates our equity at risk in the economic value of equity model.

December 31, 2014

Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps

Increase (decrease) in equity at risk	(13.33%)	(5.53%)	2.05%	(0.64%)

December 31, 2013

Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps

Increase (decrease) in equity at risk	(10.75%)	(5.14%)	3.88%	1.63%

One of management’s objectives in managing our balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of the Company’s interest rate sensitive assets with its interest rate sensitive liabilities.

Management’s modeling for interest rate sensitivity and economic value of equity indicates that the Company’s balance sheet contains more risk as of December 31, 2014 compared to its position at December 31, 2013. The increase in risk as measured by our model is the result of several factors that changed during 2014. The most significant factors are: $10,780 decrease in cash, $17,271 decrease in loans, and $9,452 decrease in deposits. The Company’s model assumes that cash on hand is immediately available to invest as rates increase. The excessive amount of cash held in 2014 caused the Company’s earnings potential in an increasing rate environment to be unusually strong. On average, the model reprices deposits more quickly than debt. This causes the model to assume that the cost of funds will increase more quickly in a rising rate environment as of 2014 than it did at 2013. The Company could improve the results of the model by obtaining some additional long-term fixed rate debt to balance against some of the longer term assets. However, given the Company’s strong liquidity position, management does not believe that additional debt would ultimately benefit the Company. The increased risk associated with Company’s economic value of equity as estimated by the model is driven by the same factors that affected the interest rate sensitivity. In addition, the economic value of equity model was affected by the increase in securities as a percentage of total assets during 2014.

Impact of Inflation

The consolidated financial statements and related notes presented elsewhere in this report have been prepared in accordance with accounting principles generally accepted in the United States. This requires the measurement of financial position and operating results in terms of historical dollars without considering the changes in the relative purchasing power of money over time due to inflation. Unlike most industrial companies, nearly all the assets and liabilities of the Company are monetary in nature. As a result, interest rates have a greater impact on the Company’s performance than do the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services. During the last three years, the effects of inflation have not had a material impact on the Company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements of the Company, together with the Notes thereto and the Management Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm thereon, are included on pages F-1 to F-72 of this Annual Report on Form 10-K and are incorporated herein by reference:

•	Balance Sheets as of December 31, 2014 and 2013

•	Statements of Operations for the three years ended December 31, 2014

•	Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2014

•	Statements of Cash Flows for the three years ended December 31, 2014

•	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended December 31, 2014 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item 10 will appear in, and is hereby incorporated by reference to, the information under the headings “Proposal 1: Election of Directors-Directors Standing For Election and-Directors Continuing in Office,” “Executive Officers,” “Corporate Governance-Meetings and Committees of the Board of Directors-Audit Committee,” and “Security Ownership of Certain Beneficial Owners and Management-Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2015 annual meeting of shareholders.

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

The information required by this Item 11 will appear in, and is hereby incorporated by reference to, the information under the headings “Executive and Director Compensation” and “Corporate Governance-Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2015 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item 12 will appear in, and is hereby incorporated by referenced from, the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2015 annual meeting of shareholders.

Equity Compensation Plan Information

The following table set forth certain information as of December 31, 2014 regarding compensation plans under which our equity securities are available for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrant and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a)) (c)
Equity compensation plans approved by security holders	48,100	$26.44	419,009
Equity compensation plans not approved by security holders	—	—	—

	48,100	$26.44	419,009

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will appear in, and is hereby incorporated by reference to, the information under the headings “Corporate Governance-Certain Relationships and Related Transactions and -Director Nomination Procedure and Director Independence” in our definitive proxy statement for the 2015 annual meeting of shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will appear in, and is hereby incorporated by reference to, the information under the heading “Proposal 3-Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2015 annual meeting of shareholders.

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

COMMUNITY FIRST, INC.

Date: February 27, 2015	By:	/s/ Louis E. Holloway
Louis E. Holloway
President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Eslick E. Daniel	Chairman of the Board	February 27, 2015
Eslick E. Daniel

/s/ Louis E. Holloway	President	February 27, 2015
Louis E. Holloway	(Principal Executive Officer)

/s/ Jon Thompson	Chief Financial Officer	February 27, 2015
Jon Thompson	(Principal Financial and Accounting Officer)

/s/ Martin Maguire	Director	February 27, 2015
Martin Maguire

/s/ W. Roger Witherow	Director	February 27, 2015
W. Roger Witherow

/s/ Bernard Childress	Director	February 27, 2015
Bernard Childress

/s/ Stephen F. Walker	Director	February 27, 2015
Stephen F. Walker

/s/ Randy A. Maxwell	Director	February 27, 2015
Randy A. Maxwell

/s/ Michael D. Penrod	Director	February 27, 2015
Michael D. Penrod

/s/ Dinah C. Vire	Director	February 27, 2015
Dinah C. Vire

/s/ Vasant (Vince) G. Hari	Director	February 27, 2015
Vasant (Vince) G. Hari

/s/ Ruskin A. Vest	Director	February 27, 2015
Ruskin A. Vest

/s/ Robert E. Daniel	Director	February 27, 2015
Robert E. Daniel

EXHIBIT INDEX

The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description

2.1	Agreement and Plan of Reorganization and Share Exchange, dated as of July 31, 2007, by and between Community First, Inc. and The First National Bank of Centerville (Pursuant to Item 601(b)(2) of Regulation S-K, the schedules of this agreement are omitted, but a supplemental copy will be furnished to the Securities and Exchange Commission upon request.) (Incorporated herein by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on August 1, 2007 (File No. 000-49966)).

2.2	Purchase and Assumption Agreement, dated September 17, 2012, by and between Community First Bank & Trust and First Citizens National Bank (incorporated by reference herein to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2012 (File No. 000-49966)).

3.1	Amended and Restated Charter of the Company (restated for SEC filing purposes only) (incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2010 (File No. 000-49966)).

3.2	Amended and Restated Bylaws of the Company.**

4.1.	See Exhibits 3.1 and 3.2 for provisions defining the rights of holders of Common Stock.

4.2	Series A Preferred Stock Certificate.**

4.3	Series B Preferred Stock Certificate. **

10.1	The Community First, Inc. Stock Option Plan (incorporated by reference herein to the Company’s Form 10-KSB for the year ended December 31, 2003 filed with the SEC on March 30, 2004 (File No. 000-49966)).+

10.2	Form of Management Stock Option Agreement pursuant to the Community First, Inc. Stock Option Plan. * +

10.3	Form of Organizers Stock Option Agreement pursuant to the Community First, Inc. Stock Option Plan. * +

10.4	Form of Employee Stock Option Agreement pursuant to the Community First, Inc. Stock Option Plan. *+

10.5	The Community First, Inc. 2005 Stock Incentive Plan (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2005 (File No. 000-49966)).+

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

10.18	Amended and Restated Community First Bank and Trust Management Incentive Compensation Plan (incorporated by reference herein to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed March 16, 2009 (File No. 000-49966)).+

10.19	Letter Agreement, dated February 27, 2009, between Community First, Inc. and the United States Department of the Treasury (including Securities Purchase Agreement-Standard Terms).**

10.20	Letter Agreement, dated February 27, 2009, between Community First, Inc. and the United States Department of the Treasury.**

10.21	Letter Agreement, dated February 27, 2009, between Community First, Inc. and the United States Department of the Treasury.**

10.22	Senior Executive Officer Letter Agreement by and between Community First, Inc. and Louis F. Holloway dated February 27, 2009.**+

10.23	Stipulation to the Issuance of a Consent Order, dated September 12, 2011, by and between the Legal Division of the Federal Deposit Insurance Corporation and Community First Bank & Trust (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on September 26, 2011 (File No. 000-49966)).

21.1	List of Subsidiaries.

23.1	Consent of HORNE LLP.

31.1	Certification of the President (Principal Executive Officer) Pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the President (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Certification of the President (Principal Executive Officer) under the Capital Purchase Program of the Troubled Assets Relief Program.

99.2	Certification of the Chief Financial Officer (Principal Financial Officer) under the Capital Purchase Program of the Troubled Assets Relief Program.

*	Incorporated herein by reference to the Company’s Annual Report in Form 10-KSB for the year ended December 31, 2002 filed with the SEC on March 28, 2003 (File No. 000-49966).
**	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on March 5, 2009 (File No. 000-49966).
+	Management compensatory plan or arrangement.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework).

Based on this assessment we believe that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting because that requirement under Section 404 of the Sarbanes Oxley Act of 2002 was permanently removed for non-accelerated filers, like the Company, pursuant to the provisions of Section 989(G) set forth in the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Community First, Inc.

We have audited the accompanying consolidated balance sheets of Community First, Inc. and its Subsidiaries, (the “Company”) as of December 31, 2014 and 2013 and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations, and cash flows for each of the years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the Company is subject to a written agreement with its primary regulator, which among other things restricts the payment of interest on subordinated debentures and dividends on preferred stock. The Company is in compliance with this agreement at December 31, 2014. Furthermore, as discussed in Note 13, the Bank is restricted from the payment of dividends to the Company.

HORNE LLP

Memphis, Tennessee

February 27, 2015

COMMUNITY FIRST, INC.

CONSOLIDATED BALANCE SHEETS

December 31

(Dollar amounts in thousands, except per share data)

	December 31
	2014	2013
ASSETS
Cash and due from financial institutions	$38,256	$49,036
Time deposits in other financial institutions	22,177	6,500
Securities available for sale, at fair value	91,440	81,926
Loans held for sale in secondary market, at fair value	106	—
Loans	256,436	273,707
Allowance for loan losses	(5,171)	(8,039)

Net loans	251,265	265,668
Restricted equity securities, at cost	1,727	1,727
Premises and equipment, net	11,832	10,215
Core deposit and customer relationship intangibles, net	1,078	1,215
Accrued interest receivable	1,034	1,225
Bank owned life insurance	9,864	9,603
Other real estate owned, net	13,734	18,314
Other assets	1,042	3,014

Total assets	$443,555	$448,443

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$60,780	$53,980
Interest-bearing	337,300	353,552

Total deposits	398,080	407,532

Subordinated debentures	23,000	23,000
Accrued interest payable	4,921	4,287
Other liabilities	6,668	5,008

Total liabilities	432,669	439,827

Shareholders’ equity
Senior Preferred shares, no par value; 9% cumulative; liquidation value of $21,849 and $20,368 at December 31, 2014 and 2013, respectively. Authorized 2,500,000 shares; 17,806 shares issued and outstanding at December 31, 2014 and 2013.	17,806	17,806
Warrant Preferred shares, no par value; 9% cumulative; liquidation value of $1,211 and $1,120 at December 31, 2014 and 2013, respectively; 890 shares issued and outstanding at December 31, 2014 and 2013.	890	890
Net discount on preferred stock	—	(33)

Total preferred shares	18,696	18,663
Common stock, no par value; 10,000,000 shares authorized; 3,274,946 and 3,274,777 shares issued and outstanding at December 31, 2014 and 2013, respectively.	28,591	28,590
Accumulated deficit	(34,957)	(35,760)
Accumulated other comprehensive loss, net	(1,444)	(2,877)

Total shareholders’ equity	10,886	8,616

Total liabilities and shareholders’ equity	$443,555	$448,443

*	Commitments and contingent liabilities (Note 19)

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	2014	2013	2012
Interest income
Loans, including fees	$13,733	$15,839	$20,925
Taxable securities	1,807	1,195	1,187
Tax exempt securities	76	139	311
Federal funds sold and other	320	271	305

Total interest income	15,936	17,444	22,728

Interest expense
Deposits	2,173	3,184	4,968
Federal Home Loan Bank advances and federal funds purchased	—	108	341
Subordinated debentures and other	798	883	1,711

Total interest expense	2,971	4,175	7,020

Net interest income	12,965	13,269	15,708
(Reversal of) provision for loan losses	(1,014)	45	2,700

Net interest income after provision for loan losses	13,979	13,224	13,008

Noninterest income
Service charges on deposit accounts	1,727	1,702	1,657
Gain on sale of loans	82	94	191
Net gains on sale of securities available for sale	221	182	1,215
Gain on sale of branches	—	—	4,067
Investment services income	130	136	105
Earnings on bank-owned life insurance policies	261	272	291
ATM income	129	128	122
Other customer fees	49	53	56
Other service charges, commissions, and fees	69	120	290

Total noninterest income	2,668	2,687	7,994

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	2014	2013	2012

Noninterest expenses
Salaries and employee benefits	$6,814	$6,356	$7,200
Other real estate expense	870	799	1,960
Occupancy expense	841	970	1,279
Regulatory and compliance expenses	958	1,144	1,415
Data processing	1,160	1,084	1,172
Furniture and equipment expense	314	389	530
Audit, accounting and legal	402	526	842
Operational expenses	406	419	400
ATM expense	660	612	549
Advertising and public relations	190	124	250
Postage and freight	291	258	299
Insurance expense	390	389	373
Amortization of intangible asset	137	137	199
Director expense	244	226	200
Loan expense	37	61	759
Other employee expenses	97	86	95
Loss on other investment	5	166	0
Other	424	437	437

Total noninterest expenses	14,240	14,183	17,959

Income before income taxes	2,407	1,728	3,043
Income tax expense	—	—	—

Net Income	2,407	1,728	3,043
Preferred stock dividends	(1,571)	(970)	(973)
Accretion of preferred stock discount	(33)	(199)	(187)

Net income available to common shareholders	$803	$559	$1,883

Income per share available to common shareholders
Basic	$0.25	$0.17	$0.58
Diluted	0.25	0.17	0.58

Weighted average common shares
Basic	3,274,867	3,274,608	3,274,113
Diluted	3,274,867	3,274,608	3,274,113

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	2014	2013	2012

Comprehensive Income (Loss)

Net Income	$2,407	$1,728	$3,043
Reclassification adjustment for realized gains included in net income, net of income taxes of $0 in 2014, 2013 and 2012	(221)	(182)	(1,215)
Change in unrealized gain on securities available for sale, net of income taxes of $0 in 2014, 2013, and 2012, respectively	1,654	(2,298)	(102)

Comprehensive income (loss)	$3,840	$(752)	$1,726

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share data)

	Common Shares	Preferred Stock	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at December 31, 2011	3,273,759	$18,277	$28,580	$(38,202)	$920	$9,575

Sale of shares of common stock	546	—	3	—	—	3
Stock based compensation expense
Stock options	—	—	5	—	—	5
Preferred stock dividends	—	—	—	(973)	—	(973)
Accretion of discount on preferred stock	—	187	—	(187)	—	—
Comprehensive income
Net income	—	—	—	3,043	—	3,043
Other comprehensive income
Reclassification adjustment for realized gains included in net income, net of $0 income taxes	—	—	—	—	(1,215)	(1,215)
Change in unrealized gain on securities available for sale, net of $0 income taxes	—	—	—	—	(102)	(102)

Balance at December 31, 2012	3,274,305	$18,464	$28,588	$(36,319)	$(397)	$10,336

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share data)

	Common Shares	Preferred Stock	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at December 31, 2012	3,274,305	$18,464	$28,588	$(36,319)	$(397)	$10,336

Sale of shares of common stock	472	—	2	—	—	2
Preferred stock dividends	—	—	—	(970)	—	(970)
Accretion of discount on preferred stock	—	199	—	(199)	—	—
Comprehensive income
Net income	—	—	—	1,728	—	1,728
Other comprehensive income
Reclassification adjustment for realized gains included in net income, net of $0 income taxes	—	—	—	—	(182)	(182)
Change in unrealized gain on securities available for sale, net of $0 income taxes	—	—	—	—	(2,298)	(2,298)

Balance at December 31, 2013	3,274,777	$18,663	$28,590	$(35,760)	$(2,877)	$8,616

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share data)

	Common Shares	Preferred Stock	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity

Balance at December 31, 2013	3,274,777	$18,663	$28,590	$(35,760)	$(2,877)	$8,616

Sale of shares of common stock	169	—	1	—	—	1
Preferred stock dividends	—	—	—	(1,571)	—	(1,571)
Accretion of discount on preferred stock	—	33	—	(33)	—	—
Comprehensive income
Net income	—	—	—	2,407	—	2,407
Other comprehensive income
Reclassification adjustment for realized gains included in net income, net of $0 income taxes	—	—	—	—	(221)	(221)
Change in unrealized gain on securities available for sale, net of $0 income taxes	—	—	—	—	1,654	1,654

Balance at December 31, 2014	3,274,946	$18,696	$28,591	$(34,957)	$(1,444)	$10,886

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	2014	2013	2012
Cash flows from operating activities
Net income	$2,407	$1,728	$3,043
Adjustments to reconcile net income to net cash from operating activities
Depreciation of premises and equipment	551	621	768
Amortization on securities, net	520	349	473
Amortization of core deposit and customer relationship intangibles	137	137	199
(Reversal of) provision for loan losses	(1,014)	45	2,700
Mortgage loans originated for sale	(3,269)	(4,248)	(9,681)
Proceeds from sale of loans	3,245	5,248	26,650
Gain on sale of mortgage loans	(82)	(94)	(191)
Gain on sale of securities	(221)	(182)	(1,215)
Loss on disposal of fixed assets	—	—	62
Other real estate write-downs and losses on sale	799	832	1,523
Recoveries on loans held for sale	—	—	(19)
Decrease in accrued interest receivable	191	152	719
Increase in accrued interest payable	634	659	1,238
Gain on sale of branches	—	—	(4,067)
Stock based compensation	—	—	5
Earnings on bank owned life insurance policies	(261)	(272)	(291)
Other, net	2,124	523	1,284

Net cash from operating activities	5,761	5,498	23,200

Cash flows from investing activities
Available for sale securities:
Sale of securities:
Mortgage-backed securities	8,766	3,087	—
Other	25,661	588	12,437
Purchases:
Mortgage-backed securities	(49,700)	(21,810)	(11,998)
Other	(5,133)	(21,374)	(48,350)
Maturities, prepayments, and calls:
Mortgage-backed securities	9,342	7,901	8,153
Other	2,685	17,215	32,670
Net decrease in loans	14,085	23,699	65,746
Net cash paid in connection with branch sales	—	—	(53,424)
Proceeds from sale of other real estate owned	4,629	8,340	10,334
Additions to premises and equipment, net	(1,748)	(2,073)	(312)
Net change in time deposits in other financial institutions	(15,677)	(5,500)	(750)

Net cash (used in) from investing activities	(7,090)	10,073	14,506

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	2014	2013	2012
Cash flows from financing activities
Decrease in deposits	(9,452)	(41,414)	(16,574)
Repayment of Federal Home Loan Bank advances	—	(13,000)	(3,000)
Repayment of repurchase agreement	—	(7,000)	0
Proceeds from issuance of common stock	1	2	3

Net cash used in financing activities	(9,451)	(61,412)	(19,571)

Net change in cash and cash equivalents	(10,780)	(45,841)	18,135

Cash and cash equivalents at beginning of year	49,036	94,877	76,742

Cash and cash equivalents at end of year	$38,256	$49,036	$94,877

Supplemental disclosures of cash flow information:
Cash paid during year for:
Interest	$2,337	$3,516	$5,782
Net income taxes paid	21	—	6
Supplemental noncash disclosures
Transfer from loans to other real estate owned	1,332	7,717	9,571
Transfer from loans held for sale to portfolio loans	—	—	4,443
Dividends declared not paid	1,571	970	973
Subordinated debenture interest accrued but not paid	798	789	1,479
Components of sale of branch operations:
Loans sold	—	—	26,686
Premises and equipment sold	—	—	4,968
Accrued interest receivable	—	—	95
Deposits sold	—	—	(89,011)
Accrued interest payable	—	—	(163)

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

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

On December 28, 2011, the Bank entered into a Purchase and Assumption Agreement with Southern Community Bank (“Southern Community”), pursuant to which the Bank agreed to sell certain of its loans and deposits of its Murfreesboro, Tennessee branch location to Southern Community. This transaction was completed on March 30, 2012. On September 17, 2012, the Bank entered into a Purchase and Assumption Agreement with First Citizens National Bank (“First Citizens”), pursuant to which the Bank agreed to sell certain of its assets and liabilities of its Franklin, Tennessee branch location to First Citizens. This transaction was completed on December 7, 2012. Additional information regarding these transactions is set forth in Note 16.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

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

Use of Estimates: To prepare financial statements in conformity with GAAP, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and actual results could differ. The allowance for loan losses, carrying values of other real estate owned, deferred tax assets and related valuation allowance, assumptions for retirement plans, and fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash, demand deposits with other financial institutions, and federal funds sold. Net cash flows are reported for customer loan and deposit transactions, time deposits in other financial institutions, and federal funds purchased and repurchase agreements.

Interest-Earning Time Deposits in Other Financial Institutions: Interest-earning time deposits in other financial institutions mature within one to four years and are carried at cost.

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

December 31, 2014

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

Loans Held for Sale in Secondary Market: Loans held for sale in secondary market, at fair value include mortgage loans, consisting of primarily residential real estate loans, that the Bank originates or identifies as loans it expects to sell prior to maturity. When loans are originated or identified to be sold, they are recorded as loans held for sale and reported at fair value. Fair value adjustments, as well as realized gains and loss are recorded in current earnings. Generally, the fair value for loans held for sale on the secondary market is determined by outstanding commitments from third party investors and adjusted for certain direct loan origination costs. In the normal course of business, at the time of funding the loan held for sale by the Company, there is a commitment from a third party investor to purchase the loan. All loans held for sale in secondary market are sold with the servicing rights released and with a service release premium. Any loan origination fees and discounts on the loans sold are recorded in earnings. A secondary market mortgage loan’s cost basis includes unearned deferred fees and costs, and premiums and discounts. If a loan has been reported as held for sale and is then determined that it is unlikely to be sold, the loan is reclassified to loans at the lower of cost or fair value.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

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

Allowance for Loan Losses: Credit risk is inherent in the business of extending loans to borrowers. This credit risk is addressed through a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management determines that the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

December 31, 2014

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

All loans over $150 that are unlikely to collect under existing terms are individually evaluated for impairment. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

December 31, 2014

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

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

December 31, 2014

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

Earnings per Common Share: Basic earnings per share available to common shareholders is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share available to common shareholders include the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

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

Dividend Restriction: The Company’s primary source of funds to pay dividends to shareholders is the dividends it receives from the Bank. Applicable state laws and the regulations of the Federal Reserve Bank and the Federal Deposit Insurance Corporation regulate the payment of dividends. Under the state regulations, the amount of dividends that may be paid by the Bank to the Company without prior approval of the Commissioner of the Tennessee Department of Financial Institutions is limited in any one calendar year to an amount equal to the net income in the calendar year of declaration plus retained net income for the preceding two years; however, future dividends will be dependent on the level of earnings, capital and liquidity requirements and considerations of the Bank and Company. Currently, the Bank is prohibited from declaring dividends without prior approval from its regulators, as is discussed further in Note 13.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

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

NOTE 2 – SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at December 31, 2014 and 2013 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2014
U.S. government sponsored entities	$15,618	$—	$(266)	$15,352
Mortgage-backed - residential	73,576	530	(92)	74,014
State and municipals	2,012	62	—	2,074

Total	$91,206	$592	$(358)	$91,440

2013
U.S. government sponsored entities	$34,604	$—	$(1,247)	$33,357
Mortgage-backed - residential	42,294	488	(501)	42,281
State and municipals	6,228	78	(18)	6,288

Total	$83,126	$566	$(1,766)	$81,926

The proceeds from sales of securities and the associated gains and losses for the three most recently completed fiscal years are listed below:

	2014	2013	2012

Proceeds	$34,427	$3,675	$12,437
Gross gains	483	182	1,215
Gross losses	(262)	—	—

Tax provision related to the net realized gains was $0 for 2014, 2013 and 2012.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Securities not due at a single maturity are shown separately.

	December 31, 2014
	Amortized Cost	Fair Value
Due in one year or less	$386	$390
Due after one through five years	12,596	12,451
Due after five through ten years	4,246	4,162
Due after ten years	402	423
Mortgage-backed - residential	73,576	74,014

Total	$91,206	$91,440

Securities pledged at December 31, 2014 and 2013 had carrying amounts of $41,829 and $37,182, respectively, and were pledged to secure public deposits and repurchase agreements.

At December 31, 2013, the Company held one security for which the aggregate face amount of investments was greater than 10% of shareholders’ equity as of December 31, 2013.

Type	Issuer	Face Value	Fair Value	% of Capital
State and municipals	State of Texas	$1,245	$1,248	14.45%

Other than the above investments, the Company did not hold securities of any one issuer, other than U.S. Government sponsored entities, with a face amount greater than 10% of shareholders’ equity as of December 31, 2014 or 2013.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

The following table summarizes the investment securities with unrealized losses at December 31, 2014 and 2013 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
2014
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government sponsored entities	$246	$(4)	$15,106	$(262)	$15,352	$(266)
Mortgage-backed - residential	6,869	(26)	6,963	(66)	13,832	(92)

Total temporarily impaired	$7,115	$(30)	$22,069	$(328)	$29,184	$(358)

	Less than 12 Months		12 Months or More		Total
2013
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government sponsored entities	$32,376	$(1,228)	$481	$(19)	$32,857	$(1,247)
Mortgage-backed - residential	27,902	(501)	—	—	27,902	(501)
State and municipals	3,003	(18)	—	—	3,003	(18)

Total temporarily impaired	$63,281	$(1,747)	$481	$(19)	$63,762	$(1,766)

Other-Than-Temporary Impairment

Management evaluates securities for OTTI quarterly, and more frequently when economic or market conditions warrant such an evaluation. The securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments and applying the appropriate OTTI model. Securities classified as available for sale are generally evaluated for OTTI under the provisions of ASC 320-10, Investments - Debt and Equity Securities. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 2 – SECURITIES AVAILABLE FOR SALE (Continued)

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

As of December 31, 2014, the Company’s securities portfolio consisted of 94 securities, 32 of which were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2014.

The table below presents a rollforward of credit-related OTTI for the years ended December 31, 2014 and 2013 of the credit losses recognized in earnings:

	Year ended December 31,
	2014	2013

Beginning Balance	$—	$6,338
Additions for credit losses on securities for which no previous other-than-temporary impairment was recognized	—	—
Reduction for credit losses on securities for which no recovery has been received and for which no recovery is expected	—	(6,338)

Ending Balance	$—	$—

During the second quarter of 2013, the Company wrote off two securities for which previous other than temporary losses had been recognized in earnings. Both of the securities written off were trust preferred securities issued by financial institutions that have failed and are no longer in existence. Management does not anticipate that the Company will recover any of the charged off balances in the future.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 3 – LOANS

Loans outstanding by category at December 31, 2014 and 2013 were as follows:

	2014	2013
Real estate construction:
Residential construction	$9,382	$8,454
Other construction	16,520	21,684
1-4 Family residential:
Revolving, open ended	17,147	22,513
First liens	83,618	86,318
Junior liens	1,926	1,991
Commercial real estate:
Farmland	7,495	7,667
Owner occupied	42,383	41,286
Non-owner occupied	49,455	48,137
Other real estate secured loans	5,825	4,800
Commercial, financial and agricultural:
Agricultural	855	839
Commercial and industrial	14,659	22,346
Consumer	5,641	5,474
Tax exempt	31	51
Other	1,499	2,147

	$256,436	$273,707

Residential mortgage loans intended to be sold to secondary market investors that were not subsequently sold totaled $0 at December 31, 2014 and 2013. However, prior to 2013, the Bank did have some loans that met this criteria and are still retained in the Bank’s portfolio. These loans were transferred at fair value to the Bank’s held for investment loan portfolio. The principal balance and carrying value of loans reclassified from held for sale to portfolio loans was $529 and $1,044 at December 31, 2014 and 2013, respectively.

Changes in the allowance for loan losses were as follows:

	2014	2013	2012
Balance at beginning of year	$8,039	$9,767	$19,546
(Reversal of) provision for loan losses	(1,014)	45	2,700
Loans charged off	(2,061)	(2,054)	(13,509)
Recoveries	207	281	477
Transfers due to branch sales	—	—	553

Balance at end of year	$5,171	$8,039	$9,767

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 3 – LOANS (Continued)

The following tables present activity in allowance for loan losses and the outstanding loan balance by portfolio segment and based on impairment method as of December 31, 2014. The balances for “recorded investment” in the following tables related to credit quality do not include approximately $744 and $909 in accrued interest receivable at December 31, 2014 and 2013, respectively. Accrued interest receivable is a component of the Company’s recorded investment in loans.

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
December 31, 2014
Allowance for loan losses:
Beginning Balance	$1,249	$3,235	$1,273	$33	$704	$24	$—	$929	$592	$8,039
Charge-offs	(103)	(341)	(25)	—	(489)	(1)	—	(1,102)	—	(2,061)
Recoveries	44	31	30	—	51	9	—	42	—	207
(Reversal of) provision	(298)	(593)	(284)	(11)	133	(10)	—	131	(82)	(1,014)

Total ending allowance balance	$892	$2,332	$994	$22	$399	$22	$—	$—	$510	$5,171

December 31, 2013
Allowance for loan losses:
Beginning Balance	$1,938	$4,133	$1,514	$226	$994	$14	$—	$368	$580	$9,767
Charge-offs	—	(759)	(639)	—	(600)	(5)	—	(51)	—	(2,054)
Recoveries	21	73	38	—	111	8	—	30	—	281
(Reversal of) provision	(710)	(212)	360	(193)	199	7	—	582	12	45

Total ending allowance balance	$1,249	$3,235	$1,273	$33	$704	$24	$—	$929	$592	$8,039

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 3 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total

December 31, 2012
Allowance for loan losses:
Beginning Balance	$4,809	$5,564	$3,505	$244	$1,394	$84	$—	$3,337	$609	$19,546
Charge-offs	(3,139)	(1,317)	(2,390)	—	(652)	(115)	—	(5,896)	—	(13,509)
Recoveries	36	281	77	—	51	7	—	25	—	477
(Reversal of) provision	172	(755)	275	(18)	129	24	—	2,902	(29)	2,700
Transfers due to pending branch sales	60	360	47	—	72	14	—	—	—	553

Total ending allowance balance	$1,938	$4,133	$1,514	$226	$994	$14	$—	$368	$580	$9,767

Ending allowance balance attributable to loans at December 31, 2014:
Individually evaluated for impairment	$66	$126	$55	$—	$—	$—	$—	$—	$—	$247
Collectively evaluated for Impairment	826	2,206	939	22	399	22	—	—	510	4,924

Total ending allowance balance	$892	$2,332	$994	$22	$399	$22	$—	$—	$510	$5,171

Ending allowance balance attributable to loans at December 31, 2013:
Individually evaluated for impairment	$476	$592	$276	$—	$176	$—	$—	$926	$—	$2,446
Collectively evaluated for Impairment	773	2,643	997	33	528	24	—	3	592	5,593

Total ending allowance balance	$1,249	$3,235	$1,273	$33	$704	$24	$—	$929	$592	$8,039

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 3 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total

Loans at December 31, 2014:
Individually evaluated for impairment	$5,250	$1,499	$1,778	$—	$—	$7	$—	$1,351		$9,885
Collectively evaluated for impairment	20,652	101,192	97,555	5,825	15,514	5,634	31	148		246,551

Total loans balance	$25,902	$102,691	$99,333	$5,825	$15,514	$5,641	$31	$1,499		$256,436

Loans at December 31, 2013:
Individually evaluated for impairment	$11,370	$7,658	$4,883	$119	$176	$12	$—	$1,853		$26,071
Collectively evaluated for impairment	18,768	103,164	92,207	4,681	23,009	5,462	51	294		247,636

Total loans balance	$30,138	$110,822	$97,090	$4,800	$23,185	$5,474	$51	$2,147		$273,707

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2014:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$—	$—	$—	$821	$—	$—
Other construction	3,952	3,849	—	5,102	—	—
1-4 Family residential:
Revolving, open ended	54	54	—	42	3	3
First liens	—	—	—	774	6	6
Junior liens	108	108	—	69	—	(1)
Commercial real estate:
Owner occupied	—	—	—	353	—	—
Non-owner occupied	3,188	1,233	—	1,518	3	3
Other real estate loans	—	—	—	88	—	—
Commercial, financial and agricultural:
Commercial and industrial	—	—	—	28	—	—
Consumer	4	4	—	3	—	—
Other Loans	6,652	1,351	—	676	—	—

Total with no related allowance recorded	13,958	6,599	—	9,474	12	11

With an allowance recorded:
Real estate construction:
Residential construction	—	—	—	925	55	56
Other construction	1,402	1,402	66	2,842	1	1
1-4 Family residential:
Revolving, open ended	37	37	33	94	3	4
First Liens	1,299	1,299	93	2,474	65	69
Commercial real estate:
Owner occupied	545	545	55	734	64	66
Non-owner occupied	—	—	—	604	—	—
Commercial, financial and agricultural:
Commercial and industrial	—	—	—	92	—	—
Consumer	3	3	—	9	—	—
Other loans	—	—	—	926	—	—

Total with an allocated allowance recorded	3,286	3,286	247	8,700	188	196

Total	$17,244	$9,885	$247	$18,174	$200	$207

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2013:

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

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 3 – LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2012:

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

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 3 – LOANS (Continued)

Troubled Debt Restructurings

The Company has allocated $214 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2014 compared to $2,122 at December 31, 2013. The Company lost $143 and $146 of interest income in 2014 and 2013, respectively, that would have been recorded in interest income if the specific loans had not been restructured. The Bank had no commitments to lend additional funds to loans classified as troubled debt restructurings at December 31, 2014 and December 31, 2013.

During 2014, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

Modifications involving a reduction of the stated interest rate and extension of the maturity date of the loan were for periods ranging from six months to two years.

The following table presents loans by class modified as troubled debt restructurings that occurred during 2014 and 2013:

December 31, 2014	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
1-4 Family residential:
Revolving, open ended	2	$55	$55
First Liens	2	310	310
Commercial real estate:
Owner Occupied	2	545	545
Non-owner Occupied	1	35	35
Commercial, financial, and agricultural
Commercial and industrial	3	38	38
Consumer	1	425	425

Total	11	$1,408	$1,408

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 3 – LOANS (Continued)

December 31, 2013	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate construction:
Other construction	4	$2,195	$2,195
1-4 Family residential:
Revolving, open ended	1	6	6
First Liens	9	6,456	6,456
Commercial real estate:
Owner Occupied	1	161	161
Commercial, financial, and agricultural
Agricultural	1	1	1
Commercial and industrial	2	21	21
Consumer	5	16	16

Total	23	$8,856	$8,856

Total troubled debt restructurings had an outstanding balance of $9,852 and had $214 in specific allocations of the allowance for loan losses at December 31, 2014. Total troubled debt restructurings increased the allowance for loan losses by $0 in 2014 and 2013. Troubled debt restructurings still accruing interest totaled $2,140 and $9,014 at December 31, 2014 and 2013, respectively.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during 2014 and 2013.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 3 – LOANS (Continued)

December 31, 2014	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate construction:
Other construction	1	$263	$263
Commercial, financial, and agricultural
Commercial and industrial	1	221	221

Total	2	$484	$484

December 31, 2013	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate construction:
Other construction	1	$15	$15
Commercial, financial, and agricultural
Commercial and industrial	1	21	21

Total	2	$36	$36

A loan is considered to be in payment default once it is more than 90 days contractually past due under the modified terms. Troubled debt restructurings that subsequently defaulted as described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during 2014 and 2013.

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

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 3 – LOANS (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
	Nonaccrual	Loans past due over 90 days still accruing	Nonaccrual	Loans past due over 90 days still accruing
Real estate construction:
Residential construction	$—	$—	$2,514	$—
Other construction	5,236	—	8,833	—
1-4 Family residential:
Revolving, open ended	78	—	230	—
First Liens	359	—	868	—
Junior Liens	—	—	—	—
Commercial real estate:
Farmland	—	—	—	—
Owner occupied	324	—	324	—
Non-owner occupied	1,199	—	1,627	—
Other real estate loans	108	—	119	—
Commercial, financial and agricultural:
Agricultural	—	—	—	—
Commercial and industrial	—	—	1,784	—
Consumer	—	—	—	—
Other loans	1,351	—	1,853	—

Total	$8,655	$—	$18,152	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans, including nonaccrual loans as of December 31, 2014 and 2013 by class of loans:

December 31, 2014	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real estate construction:
Residential construction	$—	$—	$—	$—	$9,382	$9,382
Other construction	66	8	—	74	16,446	16,520
1-4 Family residential:
Revolving, open ended	4	74	78	156	16,991	17,147
First Liens	1,111	215	359	1,685	81,933	83,618
Junior Liens	—	—	—	—	1,926	1,926
Commercial real estate:
Farmland	—	—	—	—	7,495	7,495
Owner occupied	—	—	—	—	42,383	42,383
Non-owner occupied	72	—	—	72	49,383	49,455
Other real estate secured loans	108	—	—	108	5,717	5,825
Commercial, financial and agricultural:
Agricultural	—	—	—	—	855	855
Commercial and industrial	31	—	—	31	14,628	14,659
Consumer	35	—	—	35	5,606	5,641
Tax exempt	—	—	—	—	31	31
Other loans	—	—	926	926	573	1,499

Total	$1,427	$297	$1,363	$3,087	$253,349	$256,436

December 31, 2013	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real estate construction:
Residential construction	$—	$—	$—	$—	$8,454	$8,454
Other construction	110	13	—	123	21,561	21,684
1-4 Family residential:
Revolving, open ended	48	33	230	311	22,202	22,513
First Liens	295	358	162	815	85,503	86,318
Junior Liens	83	—	—	83	1,908	1,991
Commercial real estate:
Farmland	216	—	—	216	7,451	7,667
Owner occupied	747	221	324	1,292	39,994	41,286
Non-owner occupied	—	—	—	—	48,137	48,137
Other real estate secured loans	—	119	—	119	4,681	4,800
Commercial, financial and agricultural:
Agricultural	—	—	—	—	839	839
Commercial and industrial	1,058	—	1,784	2,842	19,504	22,346
Consumer	22	26	—	48	5,426	5,474
Tax exempt	—	—	—	—	51	51
Other loans	—	—	1,853	1,853	294	2,147

Total	$2,579	$770	$4,353	$7,702	$266,005	$273,707

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

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

December 31, 2014

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of December 31, 2014 and 2013, and based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

December 31, 2014	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction:
Residential construction	$6,250	$3,132	$—	$—	$—
Other construction	6,673	3,756	—	840	—
1-4 Family residential:
Revolving, open ended	16,664	32	—	359	—
First Liens	66,655	11,256	—	4,408	—
Junior Liens	1,819	—	—	—	—
Commercial real estate:
Farmland	4,963	905	—	1,626	—
Owner occupied	37,204	4,634	—	—	—
Non-owner occupied	39,867	5,535	—	2,821	—
Other real estate loans	5,825	—	—	—	—
Commercial, financial and agricultural:
Agricultural	786	12	—	56	—
Commercial and industrial	13,626	978	—	56	—
Consumer	5,614	3	—	17	—
Tax exempt	31	—	—	—	—
Other loans	148	—	—	—	—

Total	$206,125	$30,243	$—	$10,183	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 3 – LOANS (Continued)

December 31, 2013	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction:
Residential construction	$5,241	$698	$—	$—	$—
Other construction	5,525	6,447	—	857	—
1-4 Family residential:
Revolving, open ended	20,837	194	—	1,193	—
First Liens	69,877	3,807	—	5,349	—
Junior Liens	1,660	248	—	—	—
Commercial real estate:
Farmland	4,934	1,141	—	1,592	—
Owner occupied	34,594	1,580	—	1,856	—
Non-owner occupied	39,463	4,107	—	2,940	—
Other real estate loans	2,993	1,688	—	—	—
Commercial, financial and agricultural:
Agricultural	782	56	—	—	—
Commercial and industrial	19,761	2,098	—	311	—
Consumer	5,292	4	1	165	—
Tax exempt	51	—	—	—	—
Other loans	294	—	—	—	—

Total	$211,304	$22,068	$1	$14,263	$—

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2014 and 2013 were as follows:

	2014	2013

Land	$5,025	$3,037
Buildings and improvements	8,699	8,637
Furniture and equipment	4,395	4,732
Construction in process	37	4

	18,156	16,410
Less: Accumulated depreciation	(6,324)	(6,195)

	$11,832	$10,215

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 4 – PREMISES AND EQUIPMENT (Continued)

Depreciation expense for the years ended 2014, 2013, and 2012 was $551, $621 and $768, respectively.

The Bank leases certain branch properties and equipment under operating leases. Rent expense for 2014, 2013, and 2012 was $(21), $181, and $305, respectively. Rent commitments under noncancelable operating leases including renewal options expected to be exercised are as follows:

2015	72
2016	62
2017	15
2018	2
2019	—
Thereafter	—

$151

During 2014 and 2013, the Bank purchased two separate parcels of land that had been previously leased for use as branch locations. These purchases resulted in an increase in the carrying balance of land and a reduction in rent expense during 2014 and 2013. The decrease in rent expense is due to the reversal of deferred rent in conjunction with the cancellation of the lease for the purchased parcel of land.

NOTE 5 – INTANGIBLE ASSETS

Acquired intangible assets resulting from the Company’s acquisition of First National in 2007 were as follows at December 31, 2014 and 2013:

	2014		2013
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit and customer relationship intangibles	$2,812	$(1,734)	$2,812	$(1,597)

Amortization expenses of $137, $137 and $199 were recognized in 2014, 2013 and 2012, respectively.

Estimated amortization expense is $137 per year throughout the remaining estimated life of the intangible asset.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 6 – OTHER REAL ESTATE OWNED

The carrying amount of other real estate owned is comprised of foreclosed properties, loans made to facilitate the sale of other real estate owned, and a parcel of land purchased by the Bank for construction of a new branch facility that was held for disposal at December 31, 2013. Foreclosed properties totaled $15,519 offset by a valuation allowance of $1,785 at December 31, 2014 and $19,649 offset by a valuation allowance of $1,819 at December 31, 2013. There were no loans made to facilitate the sale of other real estate owned at December 31, 2014 and 2013. Bank properties held for disposal were $0 and $484 at December 31, 2014 and 2013, respectively.

Expenses related to foreclosed assets include:

	2014	2013	2012
Net loss (gain) on sales	$177	$(116)	$303
Operating expenses, net of rental income	71	81	607
Other real estate owned valuation write-downs	622	834	1,050

Total expenses	$870	$799	$1,960

Activity in the valuation allowance was as follows:

	2014	2013	2012
Beginning of year	$1,819	$1,577	$3,403
Additions charged to expense	622	834	1,050
Direct write downs	(656)	(592)	(2,876)

End of year	$1,785	$1,819	$1,577

NOTE 7 – FAIR VALUE

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 7 – FAIR VALUE (Continued)

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

Other Real Estate Owned: Real estate acquired through foreclosure on a loan or by surrender of the real estate in lieu of foreclosure is called “OREO”. OREO is initially recorded at the fair value of the property less estimated costs to sell, which establishes a new cost basis. OREO is subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Valuation adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Valuation adjustments are also required when the listing price to sell a parcel of OREO has had to be reduced below the current carrying value. If there is a decrease in the fair value of the property from the last valuation, the decrease in value is charged to noninterest expense. All income produced from, changes in fair values in, and gains and losses on OREO is also included in noninterest expense. During the time the property is held, all related operating and maintenance costs are expensed as incurred.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 7 – FAIR VALUE (Continued)

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2014 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government sponsored entities	$15,352	$15,352	$—
Mortgage-backed - residential	74,014	74,014	—
State and municipal	2,074	1,971	103

Total available for sale securities	91,440	91,337	103
Loans held for sale, in secondary market	106	106	—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 7 – FAIR VALUE (Continued)

		Fair Value Measurements at December 31, 2013 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government sponsored entities	$33,357	$33,357	$—
Mortgage-backed - residential	42,281	42,281	—
State and municipal	6,288	6,183	105

Total available for sale securities	81,926	81,821	105

Loans held for sale, at fair value had a carrying amount of $106 at December 31, 2014. There were no loans held for sale at December 31, 2013. The carrying amount includes an adjustment to fair value resulting in additional income of $2 at December 31, 2014.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for each of the periods ended December 31, 2014 and 2013:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	Corporate securities
	2014	2013

Balance at beginning of period	$—	$987
Securities sold	—	(987)

Balance at end of period	$—	$—

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	State and County Municipal securities
	2014	2013

Balance at beginning of period	$105	$108
Securities sold	—	—
Change in fair value	(2)	(3)

Balance at end of period	$103	$105

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 7 – FAIR VALUE (Continued)

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 7 – FAIR VALUE (Continued)

Assets and Liabilities Measured on a Non-recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	December 31, 2014
	Carrying Value	Fair Value Measurements Using Other Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Real estate construction	$727	$727
1-4 Family residential	244	244
Commercial real estate	1,410	1,410
Other loans	926	926

Total impaired loans	3,307	3,307
Other real estate owned:
Construction and development	4,815	4,815
1-4 Family residential	710	710
Non-farm, non-residential	3,557	3,557

Total other real estate owned	9,082	9,082

	December 31, 2013
	Carrying Value	Fair Value Measurements Using Other Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Real estate construction	$4,321	$4,321
1-4 Family residential	6,173	6,173
Commercial real estate	3,382	3,382
Commercial, financial and agricultural	1	1
Other loans	926	926

Total impaired loans	14,803	14,803
Other real estate owned:
Construction and development	6,079	6,079
1-4 Family residential	228	228
Non-farm, non-residential	4,707	4,707

Total other real estate owned	11,014	11,014

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 7 – FAIR VALUE (Continued)

Impaired loans with specific allocations, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had, at December 31, 2014, a principal balance of $3,373 with a valuation allowance of $66 resulting in an additional provision for loan losses of $0 for the year ended December 31, 2014. At December 31, 2013, impaired loans with specific allocations had a principal balance of $17,223, with a valuation allowance of $2,420 resulting in an additional provision for loan losses of $45 for the year ended December 31, 2013.

Other real estate owned, measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $9,082, which is made up of the outstanding balance of $10,681, net of a valuation allowance of $1,599 at December 31, 2014, resulting in a write-down of $415 charged to expense in the year ended December 31, 2014. Net carrying amount was $11,014 at December 31, 2013, which was made up of the outstanding balance of $13,163, net of a valuation allowance of $2,149, resulting in a write-down of $901 charged to expense during 2013.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments at fair value on a non-recurring basis at December 31, 2014:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (1)
Impaired Loans:
Real estate construction	$727	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (0.0%) (0.0%)
1-4 Family residential	244	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (0.0%) (0.0%)
Commercial real estate	1,410	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (8.5%) (7.2%)
Other loans	926	Sales comparison approach	Adjustment for differences between the comparable sales	(15.0%) – 15.0%) (15.0%)
Other real estate owned:
Construction and development	4,815	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (9.5%) (0.3%)
Non-farm, non-residential	710	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (10.0%) (4.1%)
1-4 Family residential	3,557	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (0.0%) (0.0%)

(1)	The range presented in the table reflects the discounts applied by the independent appraiser in arriving at their conclusion of market value. Management applies an additional 15% discount to the appraiser’s conclusion of market value to arrive at fair value.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 7 – FAIR VALUE (Continued)

Carrying amount and estimated fair values of significant financial instruments at December 31, 2014 and 2013 were as follows:

	December 31, 2014
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$38,256	$38,256	$38,256	$—	$—
Time deposits in other financial institutions	22,177	21,999	—	21,999	—
Securities available for sale	91,440	91,440	—	91,337	103
Loans held for sale	106	106	—	106	—
Loans, net of allowance	251,265	246,506	—	—	246,506
Restricted equity securities	1,727	NA	NA	NA	NA
Accrued interest receivable	1,034	1,034	21	269	744
Financial liabilities
Deposits with stated maturities	208,386	209,376	—	209,376	—
Deposits without stated maturity	189,694	189,694	189,694	—	—
Accrued interest payable	4,921	4,921	1	400	4,520
Subordinated debentures	23,000	11,500	—	—	11,500

	December 31, 2013
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$49,036	$49,036	$49,036	$—	$—
Time deposits in other financial institutions	6,500	6,524	—	6,524	—
Securities available for sale	81,926	81,926	—	81,821	105
Loans, net of allowance	265,668	264,613	—	—	264,613
Restricted equity securities	1,727	NA	NA	NA	NA
Accrued interest receivable	1,225	1,225	5	311	909
Financial liabilities
Deposits with stated maturities	233,777	234,984	—	234,984	—
Deposits without stated maturity	173,755	173,755	173,755	—	—
Accrued interest payable	4,287	4,287	1	564	3,722
Subordinated debentures	23,000	12,500	—	—	12,500

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 7 – FAIR VALUE (Continued)

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

NOTE 8 – DEPOSITS

Deposits at December 31, 2014 and 2013 are summarized as follows:

	2014	2013

Noninterest-bearing demand accounts	$60,780	$53,980
Interest-bearing demand accounts	129,152	120,259
Savings accounts	27,709	24,770
Time deposits greater than $100	83,633	97,294
Other time deposits	96,806	111,229

	$398,080	$407,532

At December 31, 2014, scheduled maturities of time deposits are as follows:

2015	$142,016
2016	14,727
2017	11,180
2018	7,925
2019	4,591
Thereafter	—

$180,439

In addition, the Bank has $7,240 in national market time deposits which are purchased by customers through a third-party internet site at December 31, 2014 compared to $18,429 at December 31, 2013. All of these national market time deposits mature in 2015.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 9 – FEDERAL HOME LOAN BANK ADVANCES

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

To participate in this program, the Bank is required to be a member of the FHLB and own stock in the FHLB. The Bank held $1,727 of such stock at December 31, 2014 and 2013, to satisfy this requirement. At December 31, 2014 and 2013, undrawn standby letters of credit with the FHLB totaled $0 and $9,000, respectively. Qualifying loans totaling $191,446 were pledged as security under a blanket pledge agreement with the FHLB at December 31, 2014. At December 31, 2014, the Bank was eligible to borrow an additional $40,260 from the FHLB.

The Bank has a cash management line of credit with the FHLB totaling $10,000 that will mature September 2015. At December 31, 2014 and 2013 $0 was drawn on the line. The interest rate on the line varies daily based on the federal funds rate. The rate for the line of credit was 0.24% at December 31, 2014.

NOTE 10 – SUBORDINATED DEBENTURES

In 2002, the Company issued $3,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a private offering of trust preferred securities. The securities mature on December 31, 2032; however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB. The interest rate on the subordinated debentures as of December 31, 2014 was 3.75%. The subordinated debentures bear interest at a floating rate equal to the New York Prime rate plus 50 basis points. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet but count as Tier 1 capital for regulatory capital purposes. Debt issuance costs of $74 have been capitalized and are being amortized over the term of the securities. Certain of the Company’s principal officers, directors, and their affiliates owned $700 of the $3,000 subordinated debentures at year-end 2014 and 2013. The proceeds from this offering were utilized to increase the Bank’s capital.

In 2005, the Company issued $5,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a pool offering of trust preferred securities. These securities mature on September 15, 2035, however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB. The interest rate on the subordinated debentures as of December 31, 2014 was 1.76%. The subordinated debentures bear interest at a floating rate equal to the 3-Month LIBOR plus 1.50%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet but count as Tier 1 capital for regulatory purposes. There was no debt issuance cost in obtaining the subordinated debentures. The proceeds from the pooled offering were used to increase the Bank’s capital.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 10 – SUBORDINATED DEBENTURES (Continued)

In 2007, the Company issued $15,000 of redeemable subordinated debentures through a special purpose entity as part of a pooled offering of trust preferred securities. These subordinated debentures mature in 2037; however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB. The interest rate on the subordinated debentures was 7.96% until December 15, 2012, and thereafter the subordinated debentures bear interest at a floating rate equal to the 3-month LIBOR plus 3.0%. At December 31, 2014, the interest rate was 3.26%. The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet but $7,261 of the debentures count as Tier 1 capital and the remaining $7,739 is considered as Tier 2 capital for regulatory purposes. There was no debt issuance cost in obtaining the subordinated debentures. The proceeds were used to help fund the acquisition of First National.

The portion of the subordinated debentures qualifying as Tier 1 capital is limited to 25% of total Tier 1 capital. Subordinated debentures in excess of the Tier 1 capital limitation generally qualify as Tier 2 capital. Under the Dodd-Frank Act and the federal regulations issued implementing Basel III, these subordinated debentures will, subject to the limitations described in the preceding sentence, continue to qualify as Tier 1 capital.

Distributions on the subordinated debentures are payable quarterly, and the Company has committed to the FRB in a written agreement dated April 19, 2012 (the “Written Agreement”) that it will not pay interest on the subordinated debentures or dividends on its common or preferred stock without the prior consent of the FRB. On January 27, 2011, the FRB denied the Company’s request to make the March 15, 2011 quarterly interest payment due on the subordinated debentures that mature in 2032, and the Company has been unable to pay interest on any of its subordinated debentures since that date. Under the terms of the indenture pursuant to which the debentures were issued, if the Company defers payment of interest on the debentures it may not, during such a deferral period, pay dividends on the its common stock or preferred stock or interest on any of the other subordinated debentures issued by the Company. Accordingly, the Company does not expect to be able to pay interest on its other subordinated debentures or dividends on its common stock or preferred stock until such time as it is able to secure the approval of the FRB. Furthermore, the indentures pursuant to which the debentures issued in 2005 and 2007 were issued provide that the Company’s subsidiaries are similarly prohibited from paying dividends on the subsidiaries’ common and preferred stock not held by the Company or its subsidiaries. The Company’s subsidiary Community First Properties, Inc. has 125 shares of preferred stock issued and outstanding totaling $125 in liquidation value, which shares are held by 125 unaffiliated shareholders. Dividends totaling approximately $16 are payable on these shares biannually. Community First Properties, Inc. paid the dividends owed to the preferred stockholders on June 30, 2011 in violation of the terms of the indentures pursuant to which the subordinated debentures that were issued in 2005 and 2007 and as a result it has breached its obligations under the terms of those indentures. As a result, the holders of the related trust

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 10 – SUBORDINATED DEBENTURES (Continued)

preferred securities could seek a judicial determination that the Company must cure the covenant breach. The Company believes that the cure would most likely require the contribution of $8 of capital to Community First, Inc. Community First Properties, Inc. deferred the payment of its preferred dividend payments due on December 31, 2011, June 30, 2012, December 31, 2012, June 30, 2013, December 31, 2013, June 30, 2014 and December 31, 2014 as permitted under the terms of the documents governing the terms of those shares of preferred stock. Community First Properties, Inc. will not be able to resume dividend payments on its preferred stock until the Company has resumed the payment of interest on the subordinated debentures issued in 2005 and 2007 and paid in full all unpaid dividends thereon. In the event that the Company is unable to pay interest on the subordinated debentures it has issued following March 15, 2016, the holders of the related trust preferred securities would be able to claim an event of default under the indentures and all amounts then owed on the debentures would be immediately due and payable.

NOTE 11 – OTHER BENEFIT PLANS

401(k) Plan: A 401(k) benefit plan allows employee contributions up to 15% of their compensation, of which the Company has matched 100% of the first 3% and 50% of the next 2% the employee contributes to their 401(k) annually for all periods presented. Expense for 2014, 2013 and 2012 was $146, $136 and $148, respectively.

Deferred Compensation and Supplemental Retirement Plans: Deferred compensation and SERP expense allocates the benefits over years of service. The Bank approved the SERP in 2006. The SERP will provide certain current and former officers of the Company or the Bank with benefits upon retirement, death, or disability in certain prescribed circumstances. SERP expense was $195 in 2014, $(13) in 2013 and $144 in 2012, resulting in a deferred compensation liability of $1,293, $1,134 and $1,171 at December 31, 2014, 2013 and 2012, respectively.

NOTE 12 – PREFERRED STOCK

On February 29, 2009, as part of the Capital Purchase Program (“CPP”) of the Troubled Asset Relief Program (“TARP”), the Company entered into a Letter Agreement and Securities Purchase Agreement (collectively, the “Purchase Agreement”) with the United States Department of the Treasury (“U.S. Treasury”), pursuant to which the Company sold 17,806

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 12 – PREFERRED STOCK (Continued)

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

The Series A Preferred Stock qualifies as Tier 1 capital and provided for cumulative dividends at a rate of 5.00% per annum for the first five years, and 9.00% per annum thereafter. Beginning on May 15, 2014, the dividend rate on Series A Preferred Stock increased to 9% per annum. The Series B Preferred Stock also qualifies as Tier 1 capital and will pay cumulative dividends at a rate of 9.00% per annum. Total required annual dividends for the Preferred Stock are expected to be $1,683 for 2015 and each year thereafter. The Series B Preferred Stock may be redeemed by the Company at any time after consultation with the Company’s and Bank’s primary federal regulator, but may not be redeemed until all of the Series A Preferred Stock is redeemed. Neither the Series A nor the Series B Preferred Stock is subject to any contractual restrictions on transfer.

As described in Notes 10 and 13, the Company may not pay dividends on its Preferred Stock without the approval of the FRB. In addition, under the terms of the indentures pursuant to which the Company has issued its subordinated debentures, it may not, at any time when it is deferring the payment of interest on its subordinated debentures, as it has done since March 15, 2011, pay dividends on the Preferred Stock.

On April 14, 2014, the U.S. Treasury, the holder of all the Series A Preferred Stock and Series B Preferred Stock issued by the Company, closed on the sale of the securities in a modified Dutch auction. The clearing price for the Series A Preferred Stock was $300.50 per share and the clearing price for the Series B Preferred Stock was $521.75 per share. The sale was to unaffiliated third party investors as well as certain directors and executive officers of the Company.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 12 – PREFERRED STOCK (Continued)

The Company received none of the proceeds from the sale of the Series A Preferred Stock or the Series B Preferred Stock by the U.S. Treasury. The sale of the securities had no effect on the terms of the outstanding securities, including the Company’s obligation to satisfy accrued and unpaid dividends or the holders’ right to elect two members to the board of directors of the Company. Further, the sale of the securities has no effect on the Company’s capital, regulatory capital, financial condition or results of operations. Upon the closing of the sale of the securities, the Company was no longer subject to various executive compensation and corporate governance requirements to which participants in the CPP were subject while the U.S. Treasury held the securities.

The Company and Bank are currently prohibited from declaring dividends by its primary regulators. As a result of the Company’s deteriorating financial condition, at the request of the FRB, the Company informally agreed, through a board resolution adopted by the Board of Directors on January 18, 2011, that the Company would not incur additional debt, pay common or preferred dividends, pay interest or redeem treasury stock without the prior approval of the FRB. The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debentures that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common stock or Preferred Stock and the Company’s subsidiaries may not pay dividends on the subsidiaries’ common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the Preferred Stock beginning with the dividend payment due on May 15, 2011 and since such date the Company has been unable to secure the approval of the FRB to make dividend payments on the Preferred Stock. At December 31, 2014, the Company had $4,520 of interest accrued on its subordinated debentures for which payment is being deferred. In addition, the Company had accumulated $4,363 in deferred dividends on the Preferred Stock. The Company’s subsidiary Community First Properties, Inc. suspended the payment of dividends on its preferred stock beginning with the dividend payment due on December 31, 2011.

As of December 31, 2014, all of the plans required to be submitted to the FRB pursuant to the Written Agreement have been submitted and approved. Management believes that the Company is in full compliance with the requirements of the Written Agreement as of December 31, 2014.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 13 – REGULATORY MATTERS

As a result of improvements in the Bank’s financial condition and results of operations and the Bank’s compliance with the terms thereof, the written agreement that the Bank had entered into with the Tennessee Department of Financial Institutions (the “Department”) on March 14, 2013 was terminated effective October 29, 2014. In addition, the Federal Deposit Insurance Corporation (“FDIC”) terminated the consent order that was entered into with the Bank on September 20, 2011 (the “Consent Order”), effective November 19, 2014.

In connection with the termination of the written agreement the Bank had entered into with the Department and the Consent Order, the Bank reached an understanding with the FDIC and the Department in the form of a single informal agreement with both agencies that became effective on October 27, 2014. The informal agreement significantly reduces the restrictions that were placed on the Bank under the Consent Order and the written agreement with the Department. The informal agreement requires that the Bank, among other things:

•	Maintain the following minimum regulatory capital ratios: Leverage Capital 8.0%; Tier 1 Risk Based Capital 10.00%; and Total Risk Based Capital 12.00%.

•	Receive prior written consent of each of the FDIC and the Department before the Bank declares or pays any cash dividends.

•	Develop a written profit plan to improve the Bank’s earnings.

Although the Company reported net income in each of 2012, 2013 and 2014, the Company reported losses for each year from 2008 to 2011. The losses incurred by the Company were primarily the result of the economic recession that began in 2008 and the continued impacts of that recession and the resulting sluggish economic conditions. The Bank is a community bank that focuses heavily on commercial and residential development lending. As a result of the collapse of the housing market, many developments stalled, resulting in developers no longer being able to meet their payment obligations to the Bank. Also, during this time, market values for existing real estate properties decreased, which jeopardized the collateral securing the loans made by the Bank. The losses incurred by the Bank and the Company contributed to both the Bank and the Company becoming subject to additional regulatory scrutiny and increased supervisory actions by regulators.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 13 – REGULATORY MATTERS (Continued)

Prompt corrective action regulations classify banks into one of five capital categories depending on how well they meet their minimum capital requirements. Although these terms are not used to represent the overall financial condition of a bank, the classifications are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. If adequately capitalized or worse, or subject to a written agreement, consent order, or cease and desist order requiring higher minimum capital levels as the Bank was prior to termination of the Consent Order, regulatory approval was required for the Bank to accept, renew or rollover brokered deposits. If a bank is classified as undercapitalized or worse, its capital distributions are restricted, as is asset growth and expansion, and capital restoration plans are required. At December 31, 2014, the Bank’s capital ratios were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action and all ratios were above those levels required by the informal agreement the Bank has entered into with the FDIC and the Department. Because the Company’s total assets were less than $500,000 at December 31, 2014, the Company is not required to maintain certain capital levels. Had the Company’s assets exceeded $500,000 at that date, the Company’s capital ratios would have been below what is required to be considered “adequately capitalized” under the regulatory framework. Two of the three capital ratios would have been considered “adequate”; however, the Tier 1 to Average Assets ratio was below the requirements to be considered “adequate”, which prohibits the Company from being “adequately capitalized”.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 13 – REGULATORY MATTERS (Continued)

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

As of December 31, 2014, all of the plans required to be submitted to the FRB have been submitted and approved. Management believes that the Company is in compliance with the requirements of the Written Agreement as of December 31, 2014. The Written Agreement remains in effect.

On September 20, 2011, the Bank consented to the issuance of the Consent Order. The Consent Order, which has been terminated effective November 19, 2014 in connection with the Bank’s entering into an informal agreement with the FDIC, required the Bank to attain and achieve regulatory capital ratios higher than those required by regulatory standards, improve, among other things, its processes for identifying and classifying problem loans, and improve its overall profitability. The Consent Order required the Bank to formulate written plans detailing how the Bank would achieve such requirements. The Bank prepared and submitted all of the plans required by the Consent Order to the FDIC and the FDIC approved those plans as written. In addition, the terms of the Consent Order required the Bank to provide quarterly progress reports to the FDIC. For more information regarding the Consent Order, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” On March 14, 2013, the Bank entered into a written agreement with the Department, the terms of which were substantially the same as those of the Consent Order, including required minimum levels of capital that the Bank must maintain. As described above, the written agreement with the Department and the Consent Order with the FDIC have been terminated.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 13 – REGULATORY MATTERS (Continued)

Prior to the termination of the Consent Order, the Bank was subject to additional limitations on its operations including a prohibition on accepting, rolling over, or renewing brokered deposits. The existence of the Consent Order also limited the Bank from paying deposit rates above national rate caps published weekly by the FDIC unless the Bank was determined to be operating in a high-rate market area. On December 1, 2011, the Bank received notification from the FDIC that it was operating in a high-rate environment, which allowed the Bank to pay rates higher than the national rate caps, but continued to limit the Bank to rates that did not exceed the prevailing rate in the Bank’s market by more than 75 basis points. In 2012, 2013 and portions of 2014, the Bank was also limited, as a result of its condition, in its ability to pay more than de minimis severance payments to its employees and must receive the consent of the FDIC and the Department to appoint new officers or directors. Following termination of the Consent Order, the Bank is no longer subject to limitations on its operations related to brokered deposits or its ability to pay interest above national rate caps. Moreover, the Bank is no longer subject to limitations on its ability to pay severance or appoint officers or directors.

The Company’s principal source of funds for dividend and/or interest payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid by the Bank in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements described above. Although the Bank was profitable in each of 2012, 2013, and 2014, the Bank was prohibited under the terms of the Consent Order with the FDIC and the written agreement with the Department from paying dividends to the Company without prior approval from the FDIC and the Department. These restrictions remain in place as a result of the informal agreement that the Bank entered into in connection with termination of the Consent Order and written agreement with the Department. The Company is also restricted in the types and amounts of dividends it can pay pursuant to the terms of the Preferred Stock and by the terms of the Written Agreement, which prohibits the Company from paying interest or dividends (including interest on the Company’s subordinated debentures and dividends on the Company’s Preferred Stock) without the FRB’s prior approval.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 13 – REGULATORY MATTERS (Continued)

Bank holding companies and banks are subject to various regulatory capital requirements administered by State and Federal banking agencies. The Company’s and the Bank’s capital amounts and ratios at December 31, 2014 and 2013, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions(1)		Required by terms of Regulatory Agreement (2)
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total Capital to risk weighted assets
Community First Bank & Trust	$44,173	16.32%	$21,654	8.00%	$27,068	10.00%	$32,481	12.00%
Consolidated	26,624	9.83%	21,668	8.00%	27,086	10.00%	N/A	N/A

Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$40,768	15.06%	$10,827	4.00%	$16,241	6.00%	$27,068	10.00%
Consolidated	15,477	5.71%	10,834	4.00%	16,251	6.00%	N/A	N/A

Tier 1 Capital to average assets
Community First Bank & Trust	$40,768	9.32%	$17,490	4.00%	$21,862	5.00%	$34,979	8.00%
Consolidated	15,477	3.52%	17,586	4.00%	N/A	N/A	N/A	N/A

December 31, 2013
Total Capital to risk weighted assets
Community First Bank & Trust	$41,250	14.70%	$22,445	8.00%	$28,056	10.00%	$33,667	12.00%
Consolidated	24,905	8.87%	22,474	8.00%	28,092	10.00%	N/A	N/A

Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$37,687	13.43%	$11,222	4.00%	$16,833	6.00%	$28,056	10.00%
Consolidated	14,225	5.06%	11,237	4.00%	16,855	6.00%	N/A	N/A

Tier 1 Capital to average assets
Community First Bank & Trust	$37,687	8.41%	$17,917	4.00%	$22,396	5.00%	$38,073	8.50%
Consolidated	14,225	3.16%	18,008	4.00%	N/A	N/A	N/A	N/A

(1)	Because the Company’s total assets were less than $500,000 at December 31, 2014, the Company was not, at that date, subject to capital level requirements at that level.
(2)	Reflects minimum capital ratios required by the Consent Order and written agreement with the Department, prior to the termination of the Consent Order and written agreement and minimum capital ratios required by the informal agreement the Bank entered into with the FDIC and the Department on October 27, 2014.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 13 – REGULATORY MATTERS (Continued)

The Bank’s capital ratios at December 31, 2014 were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action.

Because the Company’s total assets were less than $500,000 at December 31, 2014, the Company is not required to meet certain capital level requirements. Had the Company’s assets exceeded $500,000 at that date, the Company’s capital levels at December 31, 2014 would have been considered below those required to be considered “adequately capitalized” under applicable regulations because only two of the three capital ratios were above the levels necessary to be considered “adequate”. The Company’s Tier 1 to Average Assets ratio was below the requirements to be considered “adequate”, which would have prohibited the Company from being considered “adequately capitalized”.

In July 2013, the Federal banking regulators, in response to the statutory requirements of The Dodd-Frank Wall Street Reform and Consumer Protection Act, adopted new regulations implementing the Basel Capital Adequacy Accord (“Basel III”) and the related minimum capital ratios. The new capital requirements which are effective January 1, 2015 and apply to banks and bank holding companies with in excess of $500,000 in assets, include a new “Common Equity Tier 1 Ratio”, which has stricter rules as to what qualifies as Common Equity Tier 1 Capital. A summary of the changes to the regulatory capital ratios are as follows:

	Guideline in Effect At December 31, 2014		Basel III Requirements
	Adequately Capitalized	Well Capitalized	Adequately Capitalized	Well Capitalized

Common Equity Tier 1 Ratio (Common Equity to Risk Weighted Assets)	Not Applicable	Not Applicable	4.5%	6.5%

Tier 1 Capital to Risk Weighted Assets	4%	6%	6%	8%

Total Capital to Risk Weighted Assets	8%	10%	8%	10%

Tier 1 Leverage Ratio	4%	5%	4%	5%

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 13 – REGULATORY MATTERS (Continued)

The guidelines under Basel III also establish a 2.5% capital conservation buffer requirement that is phased in over four years beginning January 1, 2016. The buffer is related to risk weighted assets. The Basel III minimum requirements for capital adequacy after giving effect to the buffer are as follows:

	2016	2017	2018	2019

Common Equity Tier 1 Ratio	5.125%	5.75%	6.375%	7.0%

Tier 1 Capital to Risk-Weighted Assets Ratio	6.625%	7.25%	7.875%	8.5%

Total Capital to Risk-Weighted Assets Ratio	8.625%	9.25%	9.875%	10.5%

As described above, because the Company’s total assets are less than $500,000, the Company will not be required to comply with these new capital guidelines required under Basel III until its total assets exceed $500,000 (or, if currently proposed regulations are adopted, $1,000,000).

In order to avoid limitations on capital distributions such as dividends and certain discretionary bonus payments to executive officers, a banking organization must maintain capital ratios above the minimum ratios including the buffer. The requirements of Basel III also place additional restrictions on the inclusion of deferred tax assets and capitalized mortgage servicing rights as a percentage of Tier 1 Capital. In addition, the risk weights assigned to certain assets such as past due loans and certain real estate loans have been increased. The requirements of Basel III allow banks and bank holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank each anticipate that it will opt out of this requirement.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 14 – STOCK BASED COMPENSATION

Prior to the Company’s bank holding company reorganization, the Bank had in place the Community First Bank & Trust Stock Option Plan for organizers of the Bank and certain members of management and employees. In connection with the bank holding company reorganization, this plan was amended and replaced in its entirety by the Community First, Inc. Stock Option Plan in October 2002. There were 342,000 shares authorized by the Stock Option Plan in 2002. Additionally, the Community First, Inc. 2005 Stock Incentive Plan was approved at the stockholders meeting on April 26, 2005 authorizing shares of 450,000. The plans allow for the grant of options and other equity securities to key employees and directors. The exercise price for stock options is the market price at the date of grant. The organizer options vested ratably over three years and other non-qualified options vest ratably over four years. The employee options vest ratably from two to four years and the management options vest ratably over six years. All options expire within ten years from the date of grant. The Company has 419,009 authorized shares available for grant as of December 31, 2014. The Company recognized $0, $0, and $5 as compensation expense resulting from stock options and no compensation expense resulting from restricted stock awards in 2014, 2013, and 2012. There was no income tax benefit from non-qualified stock options in 2014, 2013, or 2012.

The fair value of each option is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. The Company granted no new options in 2014, 2013, or 2012.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 14 – STOCK BASED COMPENSATION (Continued)

A summary of option activity under the Company’s stock incentive plans for 2014 is presented in the following table:

	Shares	Weighted Average Exercise Price/Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding January 1, 2014	59,600	$24.48
Granted	—	—
Options exercised	—	—
Forfeited or expired	11,500	16.30

Options outstanding December 31, 2014	48,100	$26.44	2.45	$	n/a

Vested or expected to vest	48,100	$26.44	2.45	$	n/a

Exercisable at December 31, 2014	48,100	$26.44	2.45	$	n/a

As of December 31, 2014 there was no unrecognized compensation cost related to nonvested stock options granted under the Company’s stock incentive plans.

The Company has also issued shares of restricted stock under the stock incentive plans. Restricted stock is issued to certain officers on a discretionary basis. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the market price on the day of issuance.

Restricted stock typically vests over a 2-3 year period. Vesting occurs ratably on the anniversary day of the issuance. At December 31, 2014, there was no unrecognized compensation cost or any unvested shares of restricted stock.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 15 – EARNINGS PER SHARE

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

	2014	2013	2012
Basic
Net income	$2,407	$1,728	$3,043
Less: Earnings allocated to preferred stock	(1,571)	(970)	(973)
Less: Accretion of preferred stock discount	(33)	(199)	(187)

Net earnings allocated to common stock	803	559	1,883

Weighted common shares outstanding including participating securities	3,274,867	3,274,608	3,274,113
Less: Participating securities	—	—	—

Weighted average shares	3,274,867	3,274,608	3,274,113

Basic earnings per share	$0.25	$0.17	$0.58

	2014	2013	2012

Net earnings allocated to common stock	$803	$559	$1,883

Weighted average shares	3,274,867	3,274,608	3,274,113
Add: Diluted effects of assumed exercises of stock options	—	—	—

Average shares and dilutive potential common shares	3,274,867	3,274,608	3,274,113

Dilutive earnings per share	$0.25	$0.17	$0.58

At years ended 2014, 2013, and 2012 there were 48,100, 59,600, and 76,500 antidilutive stock options, respectively. As of December 31, 2014, 2013 and 2012, there were no vested options with an exercise price lower than the market value of the Company’s common stock. As a result, all outstanding options were antidilutive for the fiscal years ended December 31, 2014, 2013 and 2012.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 16 – BRANCH DIVESTITURES

During 2012, in an effort to comply with the capital requirements set forth in the Consent Order described in Note 13, the Bank sold two of its branches that were located on the outer limits of its geographic footprint and returned its focus to the Bank’s core markets. The branch sales improved the Bank’s capital ratios and reduced its concentration levels, both of which were specific requirements of the Consent Order.

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

The Company does not currently have plans to sell any additional branches during 2015.

NOTE 17 – LEASE REVENUE

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

Revenue produced by these leases resulted in recognized income of $154 in 2012.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 18 – INCOME TAXES

The components of income tax expense (benefit) are summarized as follows:

	2014	2013	2012

Current
Federal	$—	$—	$—
State	—	—	—

Total current taxes	—	—	—

Deferred
Federal	632	413	761
State	136	125	8

Total deferred taxes	768	538	769

Change in valuation allowance	(768)	(538)	(769)

Income tax expense (benefit)	$—	$—	$—

A reconciliation of actual income tax expense (benefit) in the financial statements to the expected tax benefit (computed by applying the statutory Federal income tax rate of 34% to income (loss) before income taxes) is as follows:

	2014	2013	2012
Federal statutory rate times financial statement income (loss) before income taxes	$820	$590	$1,034
Effect of:
Bank owned life insurance	(89)	(93)	(99)
Tax-exempt income	(26)	(48)	(105)
State income taxes, net of federal income effect	90	83	5
Expenses not deductible for U.S. income taxes	6	5	14
Compensation expense related to incentive stock options	—	—	2

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 18 – INCOME TAXES (Continued)

	2014	2013	2012

General business tax credit	$(30)	$—	$(79)
Change in valuation allowance	(768)	(538)	(769)
Other expense (benefit), net	(3)	1	(3)

Income tax (benefit) expense	$—	$—	$—

The major components of the temporary differences that give rise to deferred tax assets and liabilities at December 31, 2014 and 2013 were as follows:

	2014	2013
Deferred tax assets:
Allowance for loan losses	$1,980	$3,078
Net operating loss carryforward	11,708	11,021
Deferred compensation	534	473
Tax credit carryforwards	758	728
Other	894	1,599

	15,874	16,899

Deferred tax liabilities:
Prepaids	$(84)	$(210)
Depreciation	(777)	(854)
Restricted equity securities dividends	(79)	(79)
Core deposit intangible	(412)	(465)
Unrealized gain on securities	(89)	459

	(1,441)	(1,149)

Valuation allowance	(14,433)	(15,750)

Balance at end of year	$—	$—

Due to economic conditions and losses recognized between 2008 and 2014, the Company established a valuation allowance against materially all of its deferred tax assets. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. The Company has approximately $54,690 in net operating losses for state tax purposes that begin to expire in 2021 and $26,523 for federal tax purposes that begin to expire in 2029 to be utilized by future earnings.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 18 – INCOME TAXES (Continued)

During 2014 and per ASC 740-20-45-7, the Company’s income tax expense related to changes in the unrealized gains and losses on investment securities available-for-sale totaled $0. The expense was recorded through accumulated other comprehensive income and increased our deferred tax valuation allowance.

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

The contractual amount of financial instruments with off-balance sheet risk was as follows at year-end 2014 and 2013:

	2014		2013
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$3,521	$19,090	$1,933	$14,149
Letters of credit	—	1,623	—	1,751
Commitments to make loans	10,078	—	946	—

These commitments are generally made for periods of one year or less. The fixed rate unused lines of credit have interest rates ranging from 2.50% to 9.50% and maturities ranging from 1 month to 12.25 years.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 20 – RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2014 were as follows:

Beginning balance	$3,948
New loans	1,333
Repayments	(358)

Ending balance	$4,923

Deposits from principal officers, directors, and their affiliates at year-end 2014 and 2013 were $5,983 and $4,710, respectively. Principal officers, directors, and their affiliates owned $700 of the $3,000 subordinated debentures due December 31, 2032 at year-end 2014 and 2013. At December 31, 2014, the approved available unused lines of credit on related party loans were $701.

NOTE 21 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of the Company follows:

CONDENSED BALANCE SHEET

December 31

	2014	2013
Assets
Cash and cash equivalents	$2,629	$2,307
Investment in banking subsidiary	40,315	35,937
Other assets	756	759

Total assets	$43,700	$39,003

Liabilities and shareholders’ equity
Subordinated debentures	$23,000	$23,000
Accrued interest payable	4,520	3,722
Preferred stock dividends accrued but unpaid	4,363	2,792
Other liabilities	931	874

Total liabilities	32,814	30,388
Shareholders’ equity	10,886	8,616

Total liabilities and shareholders’ equity	$43,700	$39,003

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 21 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF OPERATIONS

Years Ended December 31

	2014	2013	2012

Interest income	$6	$6	$5

Total income	6	6	5

Interest expense	798	789	1,479
Other expenses	331	376	326

Total expenses	1,129	1,165	1,805

Losses before income tax and undistributed subsidiary income	(1,123)	(1,159)	(1,800)
Income tax benefit	586	444	698
Equity in undistributed income of subsidiary	2,947	2,443	4,145

Net income	$2,410	$1,728	$3,043

Preferred stock dividends	(1,571)	(970)	(973)
Accretion of preferred stock discount	(33)	(199)	(187)

Net income allocated to common shareholders	$806	$559	$1,883

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 21 – PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31

	2014	2013	2012

Cash flows from operating activities
Net income	$2,410	$1,728	$3,043
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed income of subsidiary	(2,947)	(2,443)	(4,145)
Compensation expense under stock based compensation	—	—	5
Change in other, net	858	381	1,505

Net cash from operating activities	321	(334)	408

Cash flows from investing activities
Net change in time deposits in other financial institutions	—	—	—

Net cash from investing activities	—	—	—

Cash flows from financing activities
Proceeds from issuance of common stock	1	2	3
Cash paid for Preferred Stock dividends	—	—	—

Net cash from financing activities	1	2	3

Net change in cash and cash equivalents	322	(332)	411

Beginning cash and cash equivalents	2,307	2,639	2,228

Ending cash and cash equivalents	$2,629	$2,307	$2,639

Supplemental disclosures:
Cash paid during year for interest	—	—	—
Dividends declared not paid	1,571	970	973

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2014

(Dollar amounts in thousands, except per share data)

NOTE 22 – QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings (loss) Per Share
	Interest Income	Net Interest Income	Net Income	Basic	Diluted
2014
First quarter	$3,990	$3,208	$794	$0.14	$0.14
Second quarter	4,013	3,260	798	0.12	0.12
Third quarter	3,997	3,272	232	(0.06)	(0.06)
Fourth quarter	3,936	3,225	583	0.05	0.05

2013
First quarter	$4,608	$3,368	$203	$(0.03)	$(0.03)
Second quarter	4,341	3,238	390	0.03	0.03
Third quarter	4,326	3,371	290	—	—
Fourth quarter	4,169	3,292	845	0.17	0.17