Form 10-Q
period 2015-03-31
COMMUNITY FIRST INC
filed 2015-05-14
CIK 1179500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: March 31, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding (no par value): 3,275,168 shares of common stock, no par value per share, as of May 14, 2015.

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Community First, Inc.

Consolidated Balance Sheets

March 31, 2015 (Unaudited) and December 31, 2014

(amounts in thousands, except share and per share data)
	March 31, 2015	December 31, 2014
Assets
Cash and due from financial institutions	$35,631	$38,256
Time deposits in other financial institutions	21,927	22,177
Securities available for sale, at fair value	100,352	91,440
Loans held for sale, at fair value	170	106
Loans	261,316	256,436
Allowance for loan losses	(4,827)	(5,171)

Net loans	256,489	251,265

Restricted equity securities, at cost	1,727	1,727
Premises and equipment, net	11,746	11,832
Accrued interest receivable	992	1,034
Core deposit and customer relationship intangibles, net	1,043	1,078
Other real estate owned, net	12,654	13,734
Bank owned life insurance	9,930	9,864
Other assets	1,259	1,042

Total Assets	$453,920	$443,555

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$66,150	$60,780
Interest-bearing	340,749	337,300

Total Deposits	406,899	398,080

Subordinated debentures	23,000	23,000
Accrued interest payable	5,124	4,921
Other liabilities	7,095	6,668

Total Liabilities	442,118	432,669

Community First, Inc.

Consolidated Balance Sheets

March 31, 2015 (Unaudited) and December 31, 2014

(Continued)

(amounts in thousands, except share and per share data)
	March 31, 2015	December 31, 2014

Shareholders’ Equity

Senior Preferred shares, no par value; 5% cumulative. Authorized 2,500,000 shares; 17,806 issued and outstanding with liquidation value of $22,244 at March 31, 2015 and $21,849 at December 31, 2014.	17,806	17,806

Warrant Preferred shares, no par value; 9% cumulative. 890 issued and outstanding with liquidation value of $1,230 at March 31, 2015 and $1,211 at December 31, 2014.	890	890

Total Preferred shares	18,696	18,696

Common stock, no par value. Authorized 10,000,000 shares; 3,275,168 shares issued and outstanding at March 31, 2015 and 3,274,946 shares issued and outstanding at December 31, 2014	28,593	28,591
Accumulated deficit	(34,434)	(34,957)
Accumulated other comprehensive loss, net	(1,053)	(1,444)

Total Shareholders’ Equity	11,802	10,886

Total Liabilities and Shareholders’ Equity	$453,920	$443,555

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2015 and 2014

(Unaudited)

	Three Months Ended
(amounts in thousands, except share and per share data)	March 31,
	2015	2014
Interest income
Loans, including fees	$3,416	$3,458
Taxable securities	462	436
Tax-exempt securities	14	25
Federal funds sold and other	93	71

Total interest income	3,985	3,990
Interest expense
Deposits	496	589
Subordinated debentures and other	197	193

Total interest expense	693	782

Net interest income	3,292	3,208
Provision for loan losses	(457)	(500)

Net interest income after provision for loan losses	3,749	3,708
Noninterest income
Service charges on deposit accounts	410	407
Gain on sale of loans	23	10
Other	131	150

Total noninterest income	564	567
Noninterest expense
Salaries and employee benefits	1,733	1,647
Regulatory and compliance	172	264
Occupancy	241	146
Furniture and equipment	74	77
Data processing fees	296	275
Advertising and public relations	50	55
Operational expense	113	100
Other real estate owned expense	43	239
Other	653	678

Total noninterest expenses	3,375	3,481

Income before income tax expense	938	794

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2015 and 2014

(Unaudited, Continued)

(amounts in thousands, except share and per share data)	Three Months Ended March 31,
	2015	2014
Income tax expense	—	—

Net income	938	794
Preferred stock dividends declared	(415)	(304)
Accretion of preferred stock discount	—	(33)

Net income available to common shareholders	$523	$457

Income per share available to common shareholders
Basic	$0.16	$0.14
Diluted	0.16	0.14
Weighted average common shares outstanding
Basic	3,275,025	3,274,827
Diluted	3,275,025	3,274,827

Comprehensive Income
Net income	$938	$794
Reclassification adjustment for realized gains included in net income, net of $0 income taxes	(1)	—
Unrealized gains on securities, net of $0 income taxes	392	398

Comprehensive income	$1,329	$1,192

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

Three Months Ended March 31, 2015

(Unaudited)

(amounts in thousands, except share and per share data)
	Common Shares	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Equity

Balance at January 1, 2015	3,274,946	$18,696	$28,591	$(34,957)	$(1,444)	$10,886
Sale of shares of common stock	222	—	2	—	—	2
Cash dividends declared on preferred stock	—	—	—	(415)	—	(415)
Net income	—	—	—	938	—	938
Reclassification adjustment for realized gains included in net income, net of $0 income taxes	—	—	—	—	(1)	(1)
Change in unrealized loss on securities available for sale, net of $0 income tax	—	—	—	—	392	392

Balance at March 31, 2015	3,275,168	$18,696	$28,593	$(34,434)	$(1,053)	$11,802

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2015 and 2014

(Unaudited)

(amounts in thousands, except share and per share data)	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities
Net income	$938	$794
Adjustments to reconcile net income to net cash from operating activities
Depreciation	141	135
Amortization on securities, net	201	91
Core deposit intangible amortization	35	35
Reversal of provision for loan losses	(457)	(500)
Loans originated for sale	(580)	(779)
Proceeds from sale of loans	539	457
Gain on sale of loans	(23)	(10)
Decrease in accrued interest receivable	42	115
Increase in accrued interest payable	203	75
Gain on sale of securities	(1)	—
Increase in surrender value of bank owned life insurance	(66)	(63)
Net write down of other real estate owned	79	265
Other, net	(107)	51

Net cash from operating activities	944	666

Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(15,410)	(7,612)
Other	—	(2,732)
Sales:
Mortgage-backed securities	1,930	—
Other	1,480	—
Maturities, prepayments, and calls:
Mortgage-backed securities	3,279	1,636
Other	—	500
Net (increase)/decrease in loans	(4,803)	9,507
Proceeds from sales of other real estate owned	1,037	563
Decrease (increase) in time deposits in other financial institutions	250	(13,709)
Additions to premises and equipment	(153)	(1,595)

Net cash used in investing activities	(12,390)	(13,442)

Community First, Inc.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2015 and 2014

(Unaudited, Continued)

(amounts in thousands, except share and per share data)	Three Months Ended March 31,
	2015	2014
Cash flows from financing activities
Net increase in deposits	8,819	1,396
Proceeds from issuance of common stock	2	1

Net cash used in financing activities	8,821	1,397

Net decrease in cash and cash equivalents	(2,625)	(11,379)
Cash and cash equivalents at beginning of period	38,256	49,036

Cash and cash equivalents at end of period	$35,631	$37,657

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$490	$707
Supplemental noncash disclosures
Transfers from loans to repossessed assets	36	142
Preferred stock dividends declared but not paid	415	304
Subordinated debenture interest accrued but not paid	197	194

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

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

The unaudited consolidated financial statements as of March 31, 2015 and for the three-month periods ended March 31, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the information. They do not include all the information and footnotes required by GAAP for complete financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the 2014 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015 (File No. 000-49966) (the “2014 Form 10-K”).

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (Continued)

Critical Accounting Policies:

The consolidated financial statements in this report are prepared in conformity with GAAP and with general practices in the banking industry. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of our significant accounting policies is described in our 2014 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

March 31, 2015

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

March 31, 2015

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 2 - SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at March 31, 2015 and December 31, 2014 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), net of applicable income taxes:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2015
U.S. Government sponsored entities	$14,119	$—	$(82)	$14,037
Mortgage-backed (residential)	83,599	742	(89)	84,252
State and municipal	2,010	53	—	2,063

Total	$99,728	$795	$(171)	$100,352

December 31, 2014
U.S. Government sponsored entities	$15,618	$—	$(266)	$15,352
Mortgage-backed (residential)	73,576	530	(92)	74,014
State and municipal	2,012	62	—	2,074

Total	$91,206	$592	$(358)	$91,440

The proceeds from sales of securities and the associated gains and losses are listed below:

	Three months ended March 31,
	2015	2014

Proceeds	$3,408	$—
Gross gains	21	—
Gross losses	(20)	—

The amortized cost and fair value of the securities portfolio are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage backed securities are presented separately due to varying maturity dates as a result of prepayments.

	March 31, 2015
	Amortized Cost	Fair Value

Due in one year or less	$386	$387
Due after one through five years	13,344	13,299
Due after five through ten years	1,997	1,995
Due after ten years	402	419
Mortgage backed (residential)	83,599	84,252

Total	$99,728	$100,352

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

At March 31, 2015 and December 31, 2014, respectively, securities totaling $38,576 and $41,829 were pledged to secure public deposits.

The Company did not hold securities of any one issuer, other than U.S. Government sponsored entities, with a face amount greater than 10% of shareholders’ equity as of March 31, 2015 or December 31, 2014.

The following table summarizes securities with unrealized losses at March 31, 2015 and December 31, 2014 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
March 31, 2015
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government sponsored entities	$248	$(2)	$13,787	$(80)	$14,035	$(82)

Mortgage-backed (residential)	15,981	(64)	5,273	(25)	21,254	(89)

Total temporarily impaired	$16,229	$(66)	$19,060	$(105)	$35,289	$(171)

	Less than 12 Months		12 Months or More		Total
December 31, 2014
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government sponsored entities	$246	$(4)	$15,106	$(262)	$15,352	$(266)
Mortgage-backed (residential)	6,869	(26)	6,963	(66)	13,832	(92)

Total temporarily impaired	$7,115	$(30)	$22,069	$(328)	$29,184	$(358)

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

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

As of March 31, 2015, the Company’s securities portfolio consisted of 97 securities, 31 of which were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company did not have at March 31, 2015 the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at March 31, 2015.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 3 - FAIR VALUE

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

March 31, 2015

(Unaudited)

NOTE 3 - FAIR VALUE (Continued)

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

Appraisals for both collateral dependent impaired loans and OREO are performed by certified general appraisers, certified residential appraisers or state licensed appraisers whose qualifications and licenses are annually reviewed and verified by the Bank. Once received, either Bank personnel or an independent review appraiser reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value, and determines whether the appraisal is reasonable. Appraisals for collateral dependent impaired loans and OREO are updated annually. On an annual basis, the Company compares the actual selling costs of collateral that has been liquidated to the selling price to determine what additional adjustment should be made to the appraisal value to arrive at fair value. Beginning in the third quarter of 2010, the Company’s analysis indicated that a discount of 15% should be applied to properties with appraisals performed within 12 months.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 3 - FAIR VALUE (Continued)

Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements at March 31, 2015 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. government sponsored entities	$14,036	$14,036	$—
Mortgage-backed (residential)	84,252	84,252	—
State and municipals	2,064	1,961	103

Total available for sale securities	100,352	100,249	103
Loans held for sale	170	170	—

		Fair Value Measurements at December 31, 2014 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. government sponsored entities	$15,352	$15,352	$—
Mortgage-backed (residential)	74,014	74,014	—
State and municipals	2,074	1,971	103

Total available for sale securities	91,440	91,337	103
Loans held for sale	106	106	—

There were no transfers among fair value pricing levels during the three months ended March 31, 2015 and 2014.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 3 - FAIR VALUE (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three month periods ended March 31, 2015 and 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) State and County Municipal Securities
	Three months ended March 31,
	2015	2014
Beginning balance	$103	$105
Change in fair value	—	1

Ending balance	$103	$106

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 3 - FAIR VALUE (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	March 31, 2015
	Carrying Value	Fair Value Measurements using other significant unobservable inputs (Level 3)
Assets:
Impaired loans:
Real estate construction	$13	$13
1-4 Family residential	260	260
Commercial real estate	1,664	1,664
Other loans	926	926

Total impaired loans	2,863	2,863
Other real estate owned:
Construction and development	4,815	4,815
1-4 Family residential	710	710
Non-farm, non-residential	2,911	2,911

Total other real estate owned	8,436	8,436

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 3 - FAIR VALUE (Continued)

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

Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $2,985, with a valuation allowance of $122, resulting in no additional provision for loan losses for the three-month period ended March 31, 2015. No additional provision was recorded in the first three months of 2014 on impaired loans. Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $3,373, with a valuation allowance of $66, resulting in no additional provision for loan losses for the year ended December 31, 2014.

Other real estate owned, measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $8,436, which is made up of the outstanding balance of $9,997, net of a valuation allowance of $1,561 at March 31, 2015, had no write-down charged to expense in the three months ended March 31, 2015, compared to a write-down of $218 charged to expense in the first three months of 2014. Net carrying amount was $9,082 at December 31, 2014, which was made up of the outstanding balance of $10,681, net of a valuation allowance of $1,599.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 3 - FAIR VALUE (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments at fair value on a non-recurring basis at March 31, 2015:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (1)
Impaired Loans:
Real estate construction	$13	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (0.0%) (0.0%)
1-4 Family residential	260	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (0.0%) (0.0%)
Commercial real estate	1,664	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (8.5%) (7.2%)
Other loans	926	Sales comparison approach	Adjustment for differences between the comparable sales	(15.0%) – (15.0%) (15.0%)
Other real estate owned:
Construction and development	4,815	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (9.5%) (0.3%)
1-4 Family residential	710	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (10.0%) (4.1%)
Non-farm, non-residential	2,911	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (0.0%) (0.0%)

(1)	The range presented in the table reflects the discounts applied by the independent appraiser in arriving at their conclusion of market value. Management applies an additional 15% discount to the appraiser’s conclusion of market value to arrive at fair value.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 3 - FAIR VALUE (Continued)

Carrying amount and estimated fair values of significant financial instruments at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$35,631	$35,631	$35,631	$—	$—
Time deposits in other financial institutions	21,927	21,878	—	21,878	—
Securities available for sale	100,352	100,352	—	100,249	103
Loans held for sale, at fair value	170	170	—	170	—
Loans, net of allowance	256,489	251,272	—	—	251,272
Restricted equity securities	1,727	NA	NA	NA	NA
Accrued interest receivable	992	992	22	290	680
Financial liabilities
Deposits with stated maturities	210,499	211,438	—	211,438	—
Deposits without stated maturities	196,400	196,400	196,400	—	—
Accrued interest payable	5,124	5,124	1	406	4,717
Subordinated debentures	23,000	11,500	—	—	11,500

	December 31, 2014
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$38,256	$38,256	$38,256	$—	$—
Time deposits in other financial institutions	22,177	21,999	—	21,999	—
Securities available for sale	91,440	91,440	—	91,337	103
Loans held for sale	106	106	—	106	—
Loans, net of allowance	251,265	246,506	—	—	246,506
Restricted equity securities	1,727	NA	NA	NA	NA
Accrued interest receivable	1,034	1,034	21	269	744
Financial liabilities
Deposits with stated maturities	208,386	209,376	—	209,376	—
Deposits without stated maturities	189,694	189,694	189,694	—	—
Accrued interest payable	4,921	4,921	1	400	4,520
Subordinated debentures	23,000	11,500	—	—	11,500

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 3 - FAIR VALUE (Continued)

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

NOTE 4 - LOANS

Loans outstanding by category at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
Real estate construction:
Residential construction	$9,076	$9,382
Other construction	13,973	16,520
1-4 Family residential:
Revolving, open ended	16,817	17,147
First liens	82,805	83,618
Junior liens	2,050	1,926
Commercial real estate:
Farmland	8,715	7,495
Owner occupied	49,835	42,383
Non-owner occupied	48,662	49,455
Other real estate secured loans	5,505	5,825
Commercial, financial and agricultural:
Agricultural	833	855
Commercial and industrial	15,655	14,659
Consumer	5,880	5,641
Tax exempt	24	31
Other	1,486	1,499

	$261,316	$256,436

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 4 – LOANS (Continued)

The following tables present activity in allowance for loan losses and the outstanding loan balance by portfolio segment and are based on impairment methods as of March 31, 2015 and 2014. The balances for “recorded investment” in the following tables related to credit quality do not include approximately $680, $765 and $744 in accrued interest receivable at March 31, 2015, March 31, 2014 and December 31, 2014, respectively. Accrued interest receivable is a component of the Company’s recorded investment in loans.

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Three months ended March 31, 2015
Activity in the allowance for loan losses:
Beginning Balance	$892	$2,332	$994	$22	$399	$22	$—	$—	$510	$5,171
Charge-offs	—	(87)	—	—	(21)	—	—	(8)	—	(116)
Recoveries	103	16	50	—	49	2	—	9	—	229
Provision	(132)	(136)	(155)	(8)	7	(8)	—	(1)	(24)	(457)

Total ending allowance balance	$863	$2,125	$889	$14	$434	$16	$—	$—	$486	$4,827

Three months ended March 31, 2014
Activity in the allowance for loan losses:
Beginning Balance	$1,249	$3,235	$1,273	$33	$704	$24	$—	$929	$592	$8,039
Charge-offs	—	(21)	—	—	—	—	—	(940)	—	(961)
Recoveries	5	4	8	—	6	1	—	11	—	35
Provision	(173)	(632)	(85)	(18)	(47)	1	—	466	(12)	(500)

Total ending allowance balance	$1,081	$2,586	$1,196	$15	$663	$26	$—	$466	$580	$6,613

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 4 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total

Ending allowance balance attributable to loans at March 31, 2015:
Individually evaluated for impairment	$66	$207	$104	$—	$—	$—	$—	$—	$—	$377
Collectively evaluated for Impairment	797	1,918	785	14	434	16	—	—	486	4,450

Total ending allowance balance	$863	$2,125	$889	$14	$434	$16	$—	$—	$486	$4,827

Ending allowance balance attributable to loans at December 31, 2014:

Individually evaluated for impairment	$66	$126	$55	$—	$—	$—	$—	$—	$—	$247
Collectively evaluated for Impairment	826	2,206	939	22	399	22	—	—	510	4,924

Total ending allowance balance	$892	$2,332	$994	$22	$399	$22	$—	$—	$510	$5,171

Loans at March 31, 2015:
Individually evaluated for impairment	$4,512	$3,063	$2,867	$—	$—	$6	$—	$1,351		$11,799
Collectively evaluated for impairment	18,537	98,609	104,345	5,505	16,488	5,874	24	135		249,517

Total loans balance	$23,049	$101,672	$107,212	$5,505	$16,488	$5,880	$24	$1,486		$261,316

Loans at December 31, 2014:
Individually evaluated for impairment	$5,250	$1,499	$1,778	$—	$—	$7	$—	$1,351		$9,885
Collectively evaluated for impairment	20,652	101,192	97,555	5,825	15,514	5,634	31	148		246,551

Total loans balance	$25,902	$102,691	$99,333	$5,825	$15,514	$5,641	$31	$1,499		$256,436

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 4 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2015:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Other construction	$3,121	$3,122	$—	$3,486	$—	$—
1-4 Family residential:
Revolving, open ended	54	54	—	54	1	1
Junior liens	—	—	—	54	—	—
Commercial real estate:
Non-owner occupied	3,163	1,207	—	1,220	1	1
Consumer	6	6	—	5	—	—
Other loans	6,652	1,351	—	1,351	—	—

Total with no related allowance recorded	12,996	5,740	—	6,170	2	2

With an allowance recorded:
Real estate construction:
Other construction	1,391	1,391	66	1,397	—	—
1-4 Family residential:
Revolving, open ended	37	37	33	37	1	1
First Liens	2,972	2,971	174	2,135	38	38
Commercial real estate:
Owner occupied	550	550	60	548	6	2
Non-owner occupied	1,110	1,110	44	555	15	14
Consumer	—	—	—	2	—	—

Total with an allocated allowance recorded	6,060	6,059	377	4,674	60	55

Total	$19,056	$11,799	$377	$10,844	$62	$57

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

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

March 31, 2015

(Unaudited)

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 4 – LOANS (Continued)

Troubled Debt Restructurings

The Company has $11,767 of loans with allocated specific reserves of $343 to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2015 compared to $9,852 with allocated specific reserves of $214 at December 31, 2014. The Company lost $34 and $10 of interest income in the three months ended March 31, 2015 and 2014, respectively, that would have been recorded in interest income if the specific loans had not been restructured. The Bank had no commitments to lend additional funds to loans classified as troubled debt restructurings at March 31, 2015 or December 31, 2014.

During the first three months of 2015, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or granting of amortization terms for balloon notes that are longer than the Bank’s typical practice.

Modifications involving a reduction of the stated interest rate and extension of the maturity date of the loan were for periods ranging from six months to two years.

Loans classified as troubled debt restructurings are included in impaired loans.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 4 – LOANS (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the first three months of 2015 and 2014:

March 31, 2015	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate construction:
Other construction	1	$52	$52
1-4 Family residential:
First liens	2	1,677	1,677
Commercial real estate:
Non-owner occupied	1	1,113	1,113

Total	4	$2,842	$2,842

March 31, 2014
1-4 Family residential:
First liens	1	$263	$263
Commercial real estate:
Owner occupied	2	545	545

Total	3	$808	$808

Troubled debt restructurings described above had an outstanding balance of $2,835 at March 31, 2015. There was no increase for the allowance for loan losses during the first three months of 2015. Troubled debt restructurings still accruing interest totaled $4,418 and $2,140 at March 31, 2015 and December 31, 2014, respectively.

A loan is considered to be in payment default once it is more than 90 days contractually past due under the modified terms. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the first three months of 2015 or 2014.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 4 – LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing by class of loans as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Nonaccrual	Loans past due over 90 days still accruing	Nonaccrual	Loans past due over 90 days still accruing
Real estate construction:
Residential construction	$—	$—	$—	$—
Other construction	4,499	—	5,236	—
1-4 Family residential:
Revolving, open ended	—	—	78	—
First Liens	152	—	359	—
Junior Liens	—	—	—	—
Commercial real estate:
Farmland	—	—	—	—
Owner occupied	324	—	324	—
Non-owner occupied	1,174	—	1,199	—
Other real estate loans	—	—	108	—
Commercial, financial and agricultural:
Agricultural	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
Other loans	1,351	—	1,351	—

Total	$7,500	$—	$8,655	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 4 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans, including nonaccrual loans as of March 31, 2015 and December 31, 2014 by class of loans:

March 31, 2015	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real estate construction:
Residential construction	$—	$—	$—	$—	$9,076	$9,076
Other construction	8	—	3,123	3,131	10,842	13,973
1-4 Family residential:
Revolving, open ended	—	—	—	—	16,817	16,817
First Liens	88	91	152	331	82,474	82,805
Junior Liens	—	—	—	—	2,050	2,050
Commercial real estate:
Farmland	49	—	—	49	8,666	8,715
Owner occupied	324	—	—	324	49,511	49,835
Non-owner occupied	412	—	—	412	48,250	48,662
Other real estate secured loans	—	—	—	—	5,505	5,505
Commercial, financial and agricultural:
Agricultural	14	—	—	14	819	833
Commercial and industrial	159	400	21	580	15,075	15,655
Consumer	6	—	—	6	5,874	5,880
Tax exempt	—	—	—	—	24	24
Other loans	—	—	926	926	560	1,486

Total	$1,060	$491	$4,222	$5,773	$255,543	$261,316

December 31, 2014	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real estate construction:
Residential construction	$—	$—	$—	$—	$9,382	$9,382
Other construction	66	8	—	74	16,446	16,520
1-4 Family residential:
Revolving, open ended	4	74	78	156	16,991	17,147
First Liens	1,111	215	359	1,685	81,933	83,618
Junior Liens	—	—	—	—	1,926	1,926
Commercial real estate:
Farmland	—	—	—	—	7,495	7,495
Owner occupied	—	—	—	—	42,383	42,383
Non-owner occupied	72	—	—	72	49,383	49,455
Other real estate secured loans	108	—	—	108	5,717	5,825
Commercial, financial and agricultural:
Agricultural	—	—	—	—	855	855
Commercial and industrial	31	—	—	31	14,628	14,659
Consumer	35	—	—	35	5,606	5,641
Tax exempt	—	—	—	—	31	31
Other loans	—	—	926	926	573	1,499

Total	$1,427	$297	$1,363	$3,087	$253,349	$256,436

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

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

Substandard. Loans inadequately protected by the payment capacity of the borrower or the pledged collateral

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 4 – LOANS (Continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

March 31, 2015	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction:
Residential construction	$6,477	$2,599	$—	$—	$—
Other construction	7,431	667	—	1,362	—
1-4 Family residential:
Revolving, open ended	16,412	32	—	281	—
First Liens	66,710	11,505	—	1,619	—
Junior Liens	2,050	—	—	—	—
Commercial real estate:
Farmland	6,134	903	—	1,678	—
Owner occupied	41,443	7,843	—	—	—
Non-owner occupied	41,260	3,384	—	1,702	—
Other real estate loans	5,505	—	—	—	—
Commercial, financial and agricultural:
Agricultural	821	12	—	—	—
Commercial and industrial	12,068	3,560	—	27	—
Consumer	5,855	2	—	17	—
Tax exempt	24	—	—	—	—
Other loans	134	—	—	—	—

Total	$212,324	$30,507	$—	$6,686	$—

December 31, 2014	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction:
Residential construction	$6,250	$3,132	$—	$—	$—
Other construction	6,673	3,756	—	840	—
1-4 Family residential:
Revolving, open ended	16,664	32	—	359	—
First Liens	66,655	11,256	—	4,408	—
Junior Liens	1,819	—	—	—	—
Commercial real estate:
Farmland	4,963	905	—	1,626	—
Owner occupied	37,204	4,634	—	—	—
Non-owner occupied	39,867	5,535	—	2,821	—
Other real estate loans	5,825	—	—	—	—
Commercial, financial and agricultural:
Agricultural	786	12	—	56	—
Commercial and industrial	13,626	978	—	56	—
Consumer	5,614	3	—	17	—
Tax exempt	31	—	—	—	—
Other loans	148	—	—	—	—

Total	$206,125	$30,243	$—	$10,183	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 5 - INCOME PER SHARE

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

	Three months ended March 31,
	2015	2014
Basic
Net income	$938	$794
Less: Earnings allocated to preferred stock	(415)	(304)
Less: Accretion of preferred stock discount	—	(33)

Net Income available to common stock	$523	$457

Weighted average common shares	3,275,025	3,274,827

Basic net income per share	$0.16	$0.14

Diluted

Net income available to common stock	$523	$457

Weighted average common shares	3,275,025	3,274,827
Add: Dilutive effects of assumed exercises of stock options	—	—

Average common shares and dilutive potential common shares outstanding	3,275,025	3,274,827

Diluted net income per share	$0.16	$0.14

At March 31, 2015 and 2014, respectively, stock options for 47,800 and 59,600 shares of common stock were not considered in computing diluted net income per share for the three month periods ended March 31, 2015 and 2014 because they were antidilutive.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 6 - INCOME TAXES

The Company recorded no tax expense during the first three months of 2015. During 2010, the Company established a valuation allowance against all of its deferred tax assets and has maintained that valuation allowance through the first three months of 2015. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. Because the Company has recorded a valuation allowance against its deferred tax assets, any deferred tax benefit or expense will be offset by a corresponding increase or decrease, respectively, to the valuation allowance. Until the reversal of the deferred tax valuation allowance, tax benefit or expense from current year operations is expected to be minimal.

NOTE 7 – REGULATORY MATTERS

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 7 – REGULATORY MATTERS (Continued)

Prompt corrective action regulations classify banks into one of five capital categories depending on how well they meet their minimum capital requirements. Although these terms are not used to represent the overall financial condition of a bank, the classifications are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. If adequately capitalized or worse, or subject to a written agreement, consent order, or cease and desist order requiring higher minimum capital levels as the Bank was prior to termination of the Consent Order, regulatory approval was required for the Bank to accept, renew or rollover brokered deposits. If a bank is classified as undercapitalized or worse, its capital distributions are restricted, as is asset growth and expansion, and capital restoration plans are required. At March 31, 2015, the Bank’s capital ratios were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action and all ratios were above those levels required by the informal agreement the Bank has entered into with the FDIC and the Department. Because the Company’s total assets were less than $500,000 at March 31, 2015, the Company is not required to maintain certain capital levels. Had the Company’s assets exceeded $500,000 at that date, the Company’s capital ratios would have been below what is required to be considered “adequately capitalized” under the regulatory framework. Two of the four capital ratios would have been considered “adequate”; however, the Tier 1 to Average Assets ratio and Common Equity Tier I ratio were below the requirements to be considered “adequate”, which prohibits the Company from being “adequately capitalized”.

Under the terms of the Written Agreement, the Company agreed to, among other things, take the following actions:

•	Take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including taking steps to ensure that the Bank complies with the Consent Order;

•	Submit within 60 days of April 19, 2012 a written plan to maintain sufficient capital at the Company on a consolidated basis, and within 10 days of approval of the plan by the Federal Reserve Bank of Atlanta (the “FRB”), adopt the approved capital plan;

•	Submit within 60 days of April 19, 2012 a written statement of the Company’s planned sources and uses of cash for debt service, operating expenses, and other purposes for 2012;

•	Provide notice in compliance with applicable federal law and regulations, of any changes in directors or senior executive officer of the Company;

•	Comply with applicable federal law and regulations restricting indemnification and severance payments; and

•	Provide within 45 days after the end of each calendar quarter, a written progress report detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 7 – REGULATORY MATTERS (Continued)

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

As of March 31, 2015, all of the plans required to be submitted to the FRB have been submitted and approved. Management believes that the Company is in compliance with the requirements of the Written Agreement as of March 31, 2015. The Written Agreement remains in effect.

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

March 31, 2015

(Unaudited)

NOTE 7 – REGULATORY MATTERS (Continued)

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

The Company’s principal source of funds for dividend and/or interest payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid by the Bank in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements described above. Although the Bank was profitable in each of 2012, 2013, 2014 and the first three months of 2015, the Bank was prohibited under the terms of the Consent Order with the FDIC and the written agreement with the Department from paying dividends to the Company without prior approval from the FDIC and the Department. These restrictions remain in place as a result of the informal agreement that the Bank entered into in connection with termination of the Consent Order and written agreement with the Department. The Company is also restricted in the types and amounts of dividends it can pay pursuant to the terms of the preferred stock it issued to the U.S. Treasury and by the terms of the Written Agreement, which prohibits the Company from paying interest or dividends (including interest on the Company’s subordinated debentures and dividends on the Company’s preferred stock) without the FRB’s prior approval.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 7 – REGULATORY MATTERS (Continued)

Bank holding companies and banks are subject to various regulatory capital requirements administered by State and Federal banking agencies. The Company’s and the Bank’s capital amounts and ratios at March 31, 2015 and December 31, 2014, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions(1)		Required by terms of Regulatory Agreement (2)
March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$45,671	15.27%	$23,923	8.00%	$29,904	10.00%	$35,885	12.00%
Consolidated	27,913	9.30%	24,020	8.00%	30,025	10.00%	N/A	N/A

Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$41,919	14.02%	$13,457	4.50%	$19,438	6.50%	N/A	N/A
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$41,919	14.02%	$17,943	6.00%	$23,924	8.00%	$29,904	10.00%
Consolidated	16,098	5.36%	12,010	4.00%	18,015	6.00%	N/A	N/A

Tier 1 Capital to average assets
Community First Bank & Trust	$41,919	9.45%	$17,747	4.00%	$22,184	5.00%	$37,712	8.50%
Consolidated	16,098	3.61%	17,858	4.00%	N/A	N/A	N/A	N/A

December 31, 2014
Total Capital to risk weighted assets
Community First Bank & Trust	$44,173	16.32%	$21,654	8.00%	$27,068	10.00%	$32,481	12.00%
Consolidated	26,624	9.83%	21,668	8.00%	27,086	10.00%	N/A	N/A

Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$40,768	15.06%	$10,827	4.00%	$16,241	6.00%	$27,068	10.00%
Consolidated	15,477	5.71%	10,834	4.00%	16,251	6.00%	N/A	N/A

Tier 1 Capital to average assets
Community First Bank & Trust	$40,768	9.32%	$17,490	4.00%	$21,862	5.00%	$34,979	8.50%
Consolidated	15,477	3.52%	17,586	4.00%	N/A	N/A	N/A	N/A

(1)	Because the Company’s total assets were less than $500,000 at March 31, 2015, the Company was not, at that date, subject to capital level requirements at that level.
(2)	Reflects minimum capital ratios required by the informal agreement the Bank entered into with the FDIC and the Department on October 27, 2014.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 7 – REGULATORY MATTERS (Continued)

The Bank’s capital ratios at March 31, 2015 were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action.

Because the Company’s total assets were less than $500,000 at March 31, 2015, the Company is not required to meet certain capital level requirements. Had the Company’s assets exceeded $500,000 at that date, the Company’s capital levels at March 31, 2015 would have been considered below those required to be considered “adequately capitalized” under applicable regulations because only two of the four capital ratios were above the levels necessary to be considered “adequate”. The Company’s Tier 1 to Average Assets ratio and Common Equity Tier I ratio were below the requirements to be considered “adequate”, which would have prohibited the Company from being considered “adequately capitalized”.

In July 2013, the Federal banking regulators, in response to the statutory requirements of The Dodd-Frank Wall Street Reform and Consumer Protection Act, adopted new regulations implementing the Basel Capital Adequacy Accord (“Basel III”) and the related minimum capital ratios. The new capital requirements which were effective January 1, 2015 and apply to banks and bank holding companies with in excess of $500,000 in assets, include a new “Common Equity Tier 1 Ratio”, which has stricter rules as to what qualifies as Common Equity Tier 1 Capital. A summary of the changes to the regulatory capital ratios are as follows:

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2015

(Unaudited)

NOTE 7 – REGULATORY MATTERS (Continued)

The guidelines under Basel III also establish a 2.5% capital conservation buffer requirement that is phased in over three years beginning January 1, 2016. The buffer is related to risk weighted assets. The Basel III minimum requirements for capital adequacy after giving effect to the buffer are as follows:

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

In order to avoid limitations on capital distributions such as dividends and certain discretionary bonus payments to executive officers, a banking organization must maintain capital ratios above the minimum ratios including the buffer. The requirements of Basel III also place additional restrictions on the inclusion of deferred tax assets and capitalized mortgage servicing rights as a percentage of Tier 1 Capital. In addition, the risk weights assigned to certain assets such as past due loans and certain real estate loans have been increased. The requirements of Basel III allow banks and bank holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank have opted out of this requirement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

(amounts in thousands, except share and per share data)

The following discussion compares the financial condition of the Company at March 31, 2015 to December 31, 2014, and the results of operations for the three months ended March 31, 2015 and 2014. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015 (File No. 000-49966) (the “2014 Form 10-K”) and in other reports we file with the SEC from time to time, and the following:

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;

•	greater than anticipated deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA;

•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions or regulatory development;

•	the inability to meet the requirements of our regulatory agreements to which we and our Bank subsidiary are subject;

•	failure to maintain capital levels above levels required by banking regulations or commitments or agreements we make with our regulators;

•	the inability to comply with regulatory capital requirements and required capital maintenance levels, including those resulting from the implementation of the Basel III capital guidelines, and to secure any required regulatory approvals for capital actions;

•	the vulnerability of our network and our online banking portals to unauthorized access, computer viruses, phishing schemes, spam attacks, human errors, natural disasters, power loss and other security breaches;

•	the inability to grow our loan portfolio;

OVERVIEW (Continued)

•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;

•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;

•	continuation of the historically low short-term interest rate environment;

•	the ability to retain large, uninsured deposits;

•	rapid fluctuations or unanticipated changes in interest rates;

•	any activity that would cause us to conclude that there was impairment of any asset, including goodwill or any other intangible asset;

•	our recording a further valuation allowance related to our deferred tax asset;

•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;

•	changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”);

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;

•	further deterioration in the valuation of other real estate owned;

•	changes in accounting policies, rules and practices;

•	the actions of the owners of the preferred securities (the “Preferred Stock”) we sold through our participation in the United States Department of the Treasury’s (the “U.S. Treasury”) Capital Purchase Program (“CPP”);

•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;

•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and

•	other circumstances, many of which may be beyond our control.

All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice. We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

FINANCIAL CONDITION

At March 31, 2015, total assets were $453,920 and total liabilities were $442,118. Total assets increased $10,365 or 2.3% compared to $443,555 at December 31, 2014. Total liabilities increased $9,449, or 2.2%, compared to $432,669 at December 31, 2014. The increase in assets was caused by increases in securities available for sale and net loans offset by decreases in cash and cash equivalents and other real estate owned. The increase in liabilities was caused by an increase in both noninterest-bearing and interest-bearing deposits. Total equity increased 8.4%, or $916, to $11,802 at March 31, 2015 compared to $10,886 at December 31, 2014. The increase in equity is primarily due to net income and gains in other comprehensive income during the first three months of 2015 caused by market fluctuations in securities available for sale.

Cash and Cash Equivalents

Cash and cash equivalents were $35,631 at March 31, 2015 compared to $38,256 at December 31, 2014. This decrease is primarily due to the use of cash to invest in securities available for sale and to fund loan growth.

Time Deposits in Other Financial Institutions

Time deposits in other financial institutions totaled $21,927 at March 31, 2015 compared to $22,177 at December 31, 2014. Management has begun utilizing time deposits in other financial institutions in conjunction with the Bank’s securities portfolio in order to maximize yield and maintain a reasonable total duration for the Bank’s assets outside of the loan portfolio. Original maturities of time deposits in other financial institutions range from six months to 5 years. Most of the CDs with maturities beyond three years are callable with minimal early withdrawal penalties. All of the deposits are in FDIC or National Credit Union Administration insured institutions and the amount on deposit with each individual institution does not exceed the deposit insurance limit of $250. As of March 31, 2015, time deposits in other financial institutions had a weighted average rate of 1.03% and a weighted average remaining life of 1.18 years.

Loans

Total loans (excluding loans held for sale) at March 31, 2015 were $261,316, compared to $256,436 at December 31, 2014, an increase of $4,880 or 1.9%. The increase in loans during the first three months of 2015 is due to an increased demand for new loans and decreased foreclosure activity.

Loans in the portfolio at March 31, 2015 of approximately $43,916, or 16.8%, are at a variable rate of interest, $209,900, or 80.3%, are at a fixed rate, and $0, or 0%, are nonaccrual. $7,500, or 2.9%, of total loans reprice within one year of March 31, 2015. As market rates dropped during the economic recession, management implemented rate floors for many variable rate loans in an effort to protect the Bank’s net interest margin. As a result, when market rates begin to rise, loans at their floor will not reprice at higher rates until market rates rise above their contractual floor rates. Only the loans noted above that have variable rates not at a floor rate will reprice with the first increase in market rates. The existence of these rate floors may negatively impact our net interest margin when rates begin to rise, at least until rates rise above these floors.

On March 31, 2015, the Company’s loan to deposit ratio (including loans held for sale) was 64.2%, compared to 64.4% at December 31, 2014. Management expects loan demand to modestly improve through the remainder of 2015 though foreclosure activity could result in some additional decreases in loan balances. Management anticipates that there will not be significant growth in loans until there are indicators of significant improvements in both the local and national economy, leading customers to begin spending more and resulting in increased demand. If the Company’s deposit growth among core deposit customers continues to outpace its loan demand, the Company’s net interest margin may be adversely affected as the funds from these deposits may be invested in securities and other interest earning assets, like time deposits in other financial institutions, that offer lower yields than loans.

FINANCIAL CONDITION (Continued)

Securities Available for Sale

Set forth below is a table showing the carrying amount and breakdown of the Company’s securities available for sale at March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total

U.S. government sponsored entities	$14,037	14.0%	$15,352	16.8%
Mortgage-backed (residential)	84,252	84.0%	74,014	80.9%
State and municipal	2,063	2.0%	2,074	2.3%

Total	$100,352	100.0%	$91,440	100.0%

The Company’s securities portfolio is used to, among other things, provide yield and for pledging purposes to secure public fund deposits. As of March 31, 2015, the carrying value of securities increased $8,912 to $100,352, compared to $91,440 at December 31, 2014. Securities available for sale as a percentage of total assets was 22.1% at March 31, 2015, compared to 20.6% at December 31, 2014. Net unrealized gain on securities available for sale was $624 at March 31, 2015, compared to a net unrealized gain of $233 at December 31, 2014. Changes in interest rates in the securities market caused this fluctuation in the net unrealized loss. Management is continually monitoring the credit quality of the Bank’s investments and believes that the unrealized losses that existed in the Bank’s portfolio at March 31, 2015 are temporary based on the bond ratings and anticipated recovery of bonds held. At March 31, 2015, the Company did not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

Other Real Estate Owned

At March 31, 2015, other real estate owned (“ORE”) totaled $12,654, a decrease of $1,080 from $13,734 at December 31, 2014. This decrease is primarily due to the sale of properties during the first quarter of 2015. The balance of ORE is comprised of properties acquired through or in lieu of foreclosure on real estate loans, and loans made to facilitate the sale of ORE properties that are required to be reported as ORE (“FAS 66 Loans”). The balances recorded for each individual property are based on appraisals that are not more than twelve months old, discounted by 15%. The 15% discount was adopted by the Company beginning in the third quarter of 2010 based on an analysis of actual recoveries of ORE balances, including selling costs. Based on that analysis, the Company recorded a valuation allowance of $346 (recognized through ORE expense) in the third quarter of 2010. In addition, the Company began applying the 15% discount in its determination of specific reserves for impaired loans that are collateral dependent. As a result, the majority of the financial loss incurred by the Company as a result of the 15% discount has been recognized through loan charge-offs and the provision for loan losses at the time the property is transferred to ORE, with the foreclosed property being transferred into ORE at the discounted value. The Company annually updates its analysis regarding the 15% discount. Should such updates indicate that a change in the 15% discount is warranted, the Company would implement the change accordingly and that change would be applied to all properties that are subsequently moved into ORE. Additional write-downs of individual properties typically occur when the results of updated appraisals and further application of the 15% discount on the value reflected in the updated appraisal indicates that the value of the respective property has declined. The Company obtains updated appraisals for ORE properties at least every twelve months. These write-downs are recognized in the quarterly period in which the appraisal is accepted by the Company.

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

The following table shows a breakdown of the ORE portfolio by category as of the end of the periods indicated:

	March 31, 2015		December 31, 2014		September 30, 2014		June 30, 2014
Rental	$5,217	41.2%	$5,949	43.3%	$7,114	50.2%	$7,246	45.7%
Non-rental	1,556	12.3%	1,904	13.9%	986	7.0%	1,135	7.2%
Land	5,881	46.5%	5,881	42.8%	6,072	42.8%	7,470	47.1%

Total	$12,654	100.0%	$13,734	100.0%	$14,172	100.0%	$15,851	100.0%

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

FINANCIAL CONDITION (Continued)

The following table provides activity within the ORE portfolio in terms of individual parcels for the three-month periods ended on the dates indicated:

	Rental	Non-rental	Auction	Land
Three Months Ended March 31, 2015
Foreclosures	—	1	—	—
Sales	3	3	—	—
Weighted average age of properties held at period end (months)	37.4	15.8	—	42.7

Three Months Ended March 31, 2014
Foreclosures	1	—	—	—
Sales	5	1	—	3
Weighted average age of properties held at period end (months)	22.2	11.1	34.1	27.8

The following table sets forth information related to the largest five ORE properties held by the Company as of March 31, 2015 and December 31, 2014:

Property Description	Original loan classification	Original Loan Amount		Charge-off prior to transfer into ORE	Write-down after transfer into ORE	Carrying Balance
Unimproved land	Real estate construction	$5,000		$905	$536	$2,949
Unimproved land	Real estate construction	3,103		1,896	204	961
Mini storage facility	Commercial real estate	3,934	(1)	—	—	848
Unimproved land	Real estate construction	1,134		402	—	799
Mixed Use Commercial Property	Commercial real estate	3,934	(1)	—	82	765

(1)	These two properties were pledged as collateral for the same loan relationship.

FINANCIAL CONDITION (Continued)

Each of the OREO properties identified in the March 31, 2015 table above is listed with a real estate agent and is also listed as available for sale on the Bank’s website. The three properties classified as unimproved land were, at the time the loans were made, intended to be developed. The property carried at $2,949 is commercial property located in an area that remains significantly and negatively impacted by the downturn in the real estate market. Although the Company continues to actively market the property, management anticipates that it could take a significant amount of time to sell the property. The properties carried at $961 and $799 are located in residential areas that were also negatively impacted by the downturn in the economy. Although there are some positive indicators of improvements in the local markets where the properties are located, management believes it will likely require a significant amount of time to sell the properties. The commercial real estate properties are income producing rental properties that are being managed by a third party property manager on behalf of the Company. The Company continues to market these rental properties, but because of the income producing nature of the properties, it is likely that management will resist selling the properties in the near term for less than the current carrying value of the properties.

Deposits

The Company relies on the Bank’s deposit growth, as well as alternative funding sources such as other borrowed money, Federal Home Loan Bank (“FHLB”) advances, and federal funds purchased from correspondent banks, to fund its operations.

The following table sets forth the composition of the deposits at March 31, 2015 and December 31, 2014.

	March 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total

Noninterest-bearing demand accounts	$66,150	16.3%	$60,780	15.3%
Interest-bearing demand accounts	130,591	32.1%	129,152	32.4%
Savings accounts	27,676	6.8%	27,709	7.0%
Time deposits greater than $100	87,519	21.5%	83,633	21.0%
Other time deposits	94,963	23.3%	96,806	24.3%

Total	$406,899	100.0%	$398,080	100.0%

The following table sets forth all time deposits greater than $100 broken down by remaining maturity at March 31, 2015:

Less than three months	$21,639
Three months through twelve months	40,922
One year through three years	20,137
More than three years	4,821

Total	$87,519

Total deposits were $406,899 at March 31, 2015, compared to $398,080 at December 31, 2014, an increase of $8,819. The increase was primarily due to increases in noninterest-bearing demand deposits.

FINANCIAL CONDITION (Continued)

Shareholders’ Equity

At March 31, 2015, shareholders’ equity totaled $11,802, an increase of $916, or 8.6%, from $10,866 at December 31, 2014. The increase was primarily due to net income combined with a decrease in the unrealized loss on securities available for sale.

The 17,806, Series A shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Senior Preferred Shares”) have a $21,792 liquidation value and had a cumulative dividend rate of 5% per year, until May 15, 2014, and a dividend rate of 9% thereafter. In addition, under the terms of the CPP, the Company issued warrants to U.S. Treasury to purchase additional preferred shares equal to 5% of the investment in Senior Preferred Shares at a discounted exercise price. The U.S. Treasury exercised the warrants immediately upon investment in the Senior Preferred shares, which resulted in issuance of 890 shares of Fixed Rate Perpetual Preferred Shares, Series B (the “Warrant Preferred Shares” and together with the Senior Preferred Shares, the “Preferred Shares”) . The U.S. Treasury’s exercise of the warrants resulted in a net discount on the issuance of the preferred shares of $890. The discount was amortized over a five year period, which ended on February 27, 2014. The $890 liquidation value Warrant Preferred Shares have a cumulative dividend rate of 9% per year until redeemed. Dividends on both Senior Preferred Shares and Warrant Preferred Shares are required to be paid quarterly. Total required annual dividends for both Senior Preferred Shares and Warrant Preferred Shares are expected to be $1,683 per year. The Company is permitted to redeem all or a portion of the Preferred Shares at any time after consultation with its primary federal regulator, but may not redeem the Warrant Preferred Shares until all of the Senior Preferred Shares have been redeemed. Dividend payments on both Senior Preferred and Warrant Preferred Shares would be reduced for any redemption.

On April 14, 2014, the U.S. Treasury, the holder of all the Senior Preferred and Warrant Preferred shares issued by the Company, closed on the sale of the securities in a modified Dutch auction. The clearing price for the Senior Preferred Shares was $300.50 per share and the clearing price for the Warrant Preferred Shares was $521.75 per share. The sale was to unaffiliated third party investors as well as certain directors and executive officers of the Company. Subsequent to the initial auction, certain of the Company’s directors and executive officers have acquired additional Senior Preferred Shares from the purchasers that acquired the shares from the U.S. Treasury.

The Company received none of the proceeds from the sale of the Preferred Shares by the U.S. Treasury. The sale of the securities had no effect on the terms of the outstanding securities, including the Company’s obligation to satisfy accrued and unpaid dividends or the holders’ right to elect two members to the board of directors of the Company. Further, the sale of the securities has no effect on the Company’s capital, regulatory capital, financial condition or results of operations. Upon the closing of the sale of the securities, the Company is no longer subject to various executive compensation and corporate governance requirements to which participants in the CPP were subject while the U.S. Treasury held the securities.

FINANCIAL CONDITION (Continued)

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company would not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The board resolution was replaced by the Written Agreement that the Company entered into with the FRB on April 19, 2012, the terms of which similarly prohibit the Company from incurring debt, paying dividends or interest or redeeming shares of its capital stock. The Company requested permission to make dividend payments on its Preferred Shares and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three issues of subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common or preferred stock, including the Preferred Shares, and the Company’s subsidiaries may not pay dividends on the subsidiaries’ common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the Preferred Shares beginning in the second quarter of 2011. At March 31, 2015, the Company has $4,717 of interest on its subordinated debentures accrued for which payment is being deferred. In addition, the Company has accumulated $4,778 in deferred dividends on the Preferred Shares as of March 31, 2015. The Bank’s subsidiary Community First Properties, Inc. suspended the payment of dividends on its preferred stock beginning with the dividend payment due on December 31, 2011. At March 31, 2015, Community First Properties, Inc. has $55 of preferred stock dividends accrued for which payment is being deferred.

RESULTS OF OPERATIONS

Net Income

The Company had net income of $938 for the three months ended March 31, 2015 compared to net income of $794 for the same period in 2014, an increase in net income of $144. Net income available to common shareholders was $523 for the first three months of 2015 compared to $457 for the same period in 2014.

RESULTS OF OPERATIONS (Continued)

Average Balance Sheets, Net Interest Income

Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity and an analysis of net interest income for the three month periods ended March 31, 2015 and 2014. The table reflects how changes in the volume of interest earning assets and interest-bearing liabilities and changes in interest rates have affected our interest income, interest expense, and net interest income for the periods indicated. Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (changes in rate multiplied by prior volume); and (3) changes in rate/volume (changes in rate multiplied by change in volume). The changes attributable to the combined impact of volume and rate have all been allocated to the changes due to rate.

	March 31, 2015			March 31, 2014			Change
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Due to Volume (1)	Due to Rate (2) (3)	Total

Gross loans (a and b)	$256,495	5.40%	$3,416	$269,056	5.21%	$3,458	$(162)	$120	$(42)
Taxable securities available for sale	95,768	1.96%	462	82,729	2.14%	436	69	(43)	26
Tax exempt securities available for sale	1,860	3.05%	14	3,071	3.30%	25	(10)	(1)	(11)
Federal funds sold and other	57,046	0.66%	93	56,873	0.51%	71	—	22	22

Total interest earning assets	411,169	3.93%	3,985	411,729	3.93%	3,990	(103)	98	(5)

Cash and due from banks	3,623			3,617
Other nonearning assets	41,360			43,435
Allowance for loan losses	(5,229)			(8,028)

Total assets	$450,923			$450,753

Deposits:
NOW & money market investments	$129,098	0.39%	$123	$124,989	0.43%	$134	$4	$(15)	$(11)
Savings	27,851	0.10%	7	25,525	0.10%	6	—	1	1
Time deposits $100 and over	85,855	0.90%	190	93,362	0.96%	222	(18)	(14)	(32)
Other time deposits	95,819	0.74%	176	109,766	0.84%	227	(30)	(21)	(51)

Total interest-bearing deposits	338,623	0.59%	496	353,642	0.68%	589	(44)	(49)	(93)

Subordinated debentures	23,000	3.47%	197	23,000	3.40%	193	—	4	4

Total other borrowings	23,000	3.47%	197	23,000	3.40%	193	—	4	4
Total interest-bearing liabilities	361,623	0.78%	693	376,642	0.84%	782	(44)	(45)	(89)
Noninterest-bearing liabilities	78,211			65,250

Total liabilities	439,834			441,892
Shareholders’ equity	11,089			8,861

Total liabilities and shareholders’ equity	$450,923			$450,753

Net interest income			$3,292			$3,208	$(59)	$143	$84

Net interest margin		3.25%			3.16%

(a)	Interest income includes fees on loans of $155 and $116 in 2015 and 2014, respectively.
(b)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.
(1)	Changes in volume multiplied by prior rate
(2)	Changes in rate multiplied by prior volume
(3)	Changes in rate multiplied by change in volume

RESULTS OF OPERATIONS (Continued)

Net Interest Income

Net interest income for the first three months of 2015 was $3,292, an increase of $84, or 2.6%, compared to $3,208 for the same period in 2014. The increase in net interest income is primarily due to decreases in the average balance of and rate paid on time deposits.

Total interest income for the first three months of 2015 was $3,985 a decrease of $5 from $3,990 for the same period in 2014. The average balance of loans during the first three months of 2015 was $256,495, a decrease of $12,561 from $269,056 during the same period in 2014. The decrease in the average balance of loans is due to continued weak loan demand and additional resolutions of non-performing loans through both pay offs and transfers to ORE. The decrease in the average balance of loans is offset by an increase in the average rate earned on loans in the first three months of 2015 compared to the same period in 2014.

The average balance of federal funds sold and other during the first three months of 2015 was $57,046, an increase of $173 from $56,873 during the same period in 2014. The average rate earned on federal funds sold and other in the first three months of 2015 was 0.66% compared to 0.51% for the same period in 2014. The increase in rate is due to the Company’s utilization of excess cash by investing in time deposits in financial institutions.

Interest income on taxable securities increased $26 to $462 in the first three months of 2015 compared to $436 in the first three months of 2014. The increase is primarily due to an increase in the average balance of taxable securities offset by a decrease in the average rate earned on taxable securities.

Total interest expense was $693 in the first three months of 2015, a decrease of $89 from $782 in the first three months of 2014. The decrease in interest expense is largely due to a reduction in the average rate paid on deposits and the average balance of deposits in the first three months of 2015 compared to the same period in 2014.

Total interest expense on deposits was $496 in the first three months of 2015, a reduction of $93 from $589 in the first three months of 2014. The average rate paid on deposits was 0.59% in the first three months of 2015 compared to 0.68% for the same period in 2014. The most significant decreases in average rates were on time deposits. The reduction in average rate paid on deposits was the result of continued decreases in market rates in the Bank’s market area.

RESULTS OF OPERATIONS (Continued)

Provisions for Loan Losses

In the first three months of 2015, the Bank reversed $457 of the allowance for loan loss as a result of improvements in asset quality and reductions in gross loans. In the first three months of 2014, the Bank reversed $500 of the provision for loan loss. The ratio of allowance for loan losses to gross loans was 1.85% at March 31, 2015 compared to 2.02% at December 31, 2014.

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

Nonperforming loans increased from $10,794 at December 31, 2014 to $11,918 at March 31, 2015. The increase in nonperforming loans is due to increases in troubled debt restructurings (“TDRs”). Management has been focused on reducing the Bank’s overall level of problem assets. This process sometimes includes management allowing modifications to the terms of certain loans. Many of those TDRs, despite their modifications, are current and fully performing loans in their restructured form, and as such pose no greater threat of loss than other performing loans in the Bank’s portfolio. The majority of the increase in nonperforming loans is due to loans of this nature. The ratio of the allowance to nonperforming loans was 36.92% at March 31, 2015, compared to 47.91% at December 31, 2014. The portion of the allowance attributable to impaired loans was $377 at March 31, 2015 compared to $247 at December 31, 2014. Total impaired loans totaled $11,799 at March 31, 2015 compared to $9,885 at December 31, 2014.

The portion of the allowance attributable to historical and environmental factors has decreased since December 31, 2014. Management’s evaluation of the allowance for loan losses, in addition to specific loan allocations, is based on volume of non-impaired loans and changes in credit quality and environmental factors. The improvement in the portion of the allowance attributable to historical and environmental factors occurred during the first three months of 2015 due to improvement in credit quality and environmental factors.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2015 and December 31, 2014, based on the most recent analysis performed, the risk category of loans by segment of loans is as follows:

March 31, 2015	Pass	Watch	Special Mention	Substandard	Doubtful

Real estate construction	$13,908	$3,266	$—	$1,362	$—
1-4 Family residential	85,172	11,537	—	1,900	—
Commercial real estate	88,837	12,130	—	3,380	—
Other real estate loans	5,505	—	—	—	—
Commercial, financial and agricultural	12,889	3,572	—	27	—
Consumer	5,855	2	—	17	—
Tax exempt	24	—	—	—	—
Other loans	134	—	—	—	—

Total	$212,324	$30,507	$—	$6,686	$—

December 31, 2014	Pass	Watch	Special Mention	Substandard	Doubtful

Real estate construction	$12,923	$6,888	$—	$840	$—
1-4 Family residential	85,138	11,288	—	4,767	—
Commercial real estate	82,034	11,074	—	4,447	—
Other real estate loans	5,825	—	—	—	—
Commercial, financial and agricultural	14,412	990	—	112	—
Consumer	5,614	3	—	17	—
Tax exempt	31	—	—	—	—
Other loans	148	—	—	—	—

Total	$206,125	$30,243	$—	$10,183	$—

RESULTS OF OPERATIONS (Continued)

The table below illustrates changes in the AFLL ratio (the ratio, expressed as a percentage, of the allowance for loan losses to total gross loans) over the past five quarters and the changes in related risk metrics over the same periods:

Quarter Ended	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014	March 31, 2014

AFLL Ratio	1.85%	2.02%	2.32%	2.39%	2.51%
ASC 450 allowance ratio (1)	1.78%	2.00%	2.06%	2.15%	2.20%

Specifically impaired loans (ASC 310 component)	$377	$247	$983	$981	$1,234
Historical and environmental (ASC 450-10 component)	4,450	4,924	5,122	5,325	5,379

Total allowance for loan loss	$4,827	$5,171	$6,105	$6,306	$6,613

Nonperforming loans to gross loans (2)	5.00%	4.21%	7.52%	7.92%	7.55%
Impaired loans to gross loans	4.52%	3.85%	5.78%	6.20%	7.21%
Allowance to nonperforming loans ratio	36.92%	47.91%	30.85%	30.15%	33.27%
Quarter-to-date net charge offs to average gross loans (3)	(0.40%)	0.35%	0.08%	0.00%	0.33%

(1)	Historical and environmental component as a percentage of non-impaired loans.
(2)	Nonaccrual loans and loans past due 90 or more days still accruing interest, and troubled debt restructurings still accruing interest as a percentage of gross loans.
(3)	Annualized.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

The following table presents information regarding loans included as nonaccrual and troubled debt restructurings and the gross income that would have been recorded in the three-month periods ended March 31, 2015 and 2014 if the loans had been current:

	Three months ended
	March 31, 2015	March 31, 2014
Nonaccrual interest	$241	$306
Troubled debt restructurings interest	34	10

RESULTS OF OPERATIONS (Continued)

Noninterest Income

Total noninterest income for the first three months of 2015 was $564, a decrease of $3, or 0.5% from $567 for the same period in 2014. The decrease is due to a decrease in ATM income and other equity investment income offset slightly by an increase in gain on sale of loans and service charges on deposit accounts.

ATM income for the first three months of 2015 was $20, a decrease of $14, or 41.2%, from $34 for the same period in 2014. This is due to changes in the portion of transaction interchange fees that is allocated to the Bank under contracts with the Bank’s card services vendor.

There was no other equity investment income for the first three months of 2015 compared to $6 for the same period in 2014. This is due to the Bank selling its small interest in an unrelated company during the third quarter of 2015.

Gain on sale of loans for the first three months of 2015 was $23, an increase of $13, or 130.0%, from $10 for the same period in 2014. This is a result of an increase in mortgage banking activity during the first three months of 2015 primarily driven by increased refinancing activity.

The table below shows noninterest income for the three month periods ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Service charge on deposit accounts	$410	$407
Gain on sale of loans	23	10
Gain on sale of securities available for sale	1	—
Other:
Investment service income	29	28
Safe deposit box rental	7	8
Bank Owned Life Insurance income	66	63
ATM income	20	34
Other customer fees	9	9
Other equity investment income	—	6
Other service charges, commissions and fees	(1)	2

Total noninterest income	$564	$567

RESULTS OF OPERATIONS (Continued)

Noninterest Expense

Noninterest expense for the first three months of 2015 was $3,375, a decrease of $106, or 3.0% from $3,481 for the same period in 2014. The decrease is primarily due to a decrease in other real estate expense and regulatory and compliance expense offset by increases in occupancy expense and salaries and employee benefits.

Other real estate expense totaled $43 for the first three months of 2015, a decrease of $196, or 82.0%, from $239 for the same period in 2014. Other real estate expense decreased during the first three months of 2015 as a result of fewer properties being sold at a loss and fewer properties experiencing writedowns as a result of stabilization of real estate prices.

Regulatory and compliance expense totaled $172 in the first three months of 2015, a decrease of $92, or 34.8%, from $264 for the same period in 2014. The decrease is primarily due to a reduction in the Bank’s FDIC insurance expense premium as a result of the lifting of the Consent Order.

Occupancy expense totaled $241 in the first three months of 2015, an increase of $95, or 65.1%, from $146 for the same period in 2014. The increase is primarily due to a one-time adjustment of deferred rent expense related to a long-term lease on property utilized for one of the Bank’s branch locations that occurred during the first quarter of 2014, resulting in lower than normal expense in that period. The adjustment reduced occupancy expense by $108 in the first quarter of 2014. The Bank purchased the property from the lessor in 2014, terminating the lease.

Salaries and employee benefits totaled $1,733 in the first three months of 2015, an increase of $86, or 5.2%, from $1,647 for the same period in 2014. This increase is primarily the result of the addition of three commercial loan officers combined with cost of living salary increases.

RESULTS OF OPERATIONS (Continued)

The table below shows noninterest expense for the three month periods ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
Salaries and employee benefits	$1,733	$1,647
Regulatory and compliance	172	264
Occupancy	241	146
Furniture and equipment	74	77
Data processing fees	296	275
Advertising and public relations	50	55
Operational expense	113	100
Other real estate expense	43	239
Other:
Loan expense	24	22
Legal	24	22
Audit and accounting fees	82	79
Postage and freight	67	71
Director expense	54	61
ATM expense	162	159
Amortization of intangible asset	34	34
Insurance expense	82	98
Printing	16	18
Other employee expenses	20	26
Dues & memberships	13	12
Miscellaneous taxes and fees	17	19
Federal Reserve and other bank charges	7	11
Other	51	46

Total noninterest expense	$3,375	$3,481

RESULTS OF OPERATIONS (Continued)

Income Taxes

During 2010, the Company established a valuation allowance against all of its deferred tax assets and has maintained that valuation allowance through the first three months of 2015.

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

As of March 31, 2015, we have federal and state income tax net operating loss (NOL) carryforwards of $27,156 and $55,103, which will expire at various dates from 2020 through 2032. Such NOL carryforwards expire as follows:

	Federal	State
2020-2024	$—	$19,380
2025-2029	—	35,723
2030-2032	27,156	—

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

The Bank’s primary uses of cash are lending to its borrowers and investing in securities and short-term interest-earning assets. During 2014, regular loan repayments outpaced loan demand, resulting in a decrease in gross loans and contributing to the increase in cash and cash equivalents. During the first three months of 2015, this trend continued and management continued to utilize some of the available liquidity to invest in time deposits in other financial institutions and fund loan growth that occurred during the quarter. Although management expects loan demand to modestly improve through the remainder of 2015, which should slow or stop the decline in gross loans, management anticipates that there will not be significant growth in loans until there are indicators of significant improvements in both the local and national economy, leading customers to begin spending more and resulting in increased demand.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

On March 14, 2013, the Bank entered into a written agreement with the Tennessee Department of Financial Institutions (the “Department”), the terms of which are substantially the same as those of the Consent Order, including as to required minimum levels of capital the Bank must maintain.

In connection with the termination of the written agreement the Bank had entered into with the Tennessee Department of Financial Institutions (the “Department”) and the termination of the Consent Order, the Bank reached an understanding with the FDIC and the Department in the form of a single informal agreement with both agencies. The informal agreement significantly reduces the restrictions that were placed on the Bank under the Consent Order and the written agreement with the Department. The informal agreement requires that the Bank, among other things:

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

As of March 31, 2015 all of the plans required to be submitted to the FRB have been submitted and approved. Management believes that the Company is in compliance with the requirements of the Written Agreement as of March 31, 2015.

The Company’s principal source of liquidity for dividend payments is dividends received from the Bank. Although the Bank was profitable in each of 2012, 2013, 2014, and the first three months of 2015, the Bank was prohibited under the terms of the Consent Order with the FDIC and the written agreement with the Department, and is currently prohibited under the terms of the informal agreement entered into by the Bank, from paying dividends to the Company without prior approval from the FDIC and the Department.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company will not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The terms of the Written Agreement, which replaced the board resolution, among other things, similarly prohibit the Company from incurring debt, paying dividends or interest or redeeming shares of its capital stock without the approval of the FRB. The Company requested permission to make dividend payments on the Preferred Shares and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three issuances of subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common stock or preferred stock, including the Preferred Shares, and the Company’s subsidiary may not pay dividends on the subsidiary’s common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the Preferred Shares beginning in the second quarter of 2011. At March 31, 2015, the Company has $4,717 of interest accrued for which payment is being deferred. In addition, the Company has accumulated $4,778 in deferred dividends on the Preferred Shares as of March 31, 2015. The Company’s subsidiary Community First Properties, Inc. suspended payment of its dividends on its preferred stock beginning with the dividend payment due December 31, 2011. At March 31, 2015, Community First Properties, Inc. has $55 of preferred stock dividends accrued for which payment is being deferred. Since the Company has deferred payment of dividends on the Preferred Shares for more than six quarters, the holders of the Preferred Shares now have the right to elect up to two directors to the Company’s board of directors. On April 14, 2014, the U.S. Treasury sold all of the Preferred Shares of it owned in a modified Dutch auction. The Company received none of the proceeds from the sale by the U.S. Treasury of the Preferred Shares.

Although the Bank was profitable in each of 2012, 2013, 2014, and the first three months of 2015, the Bank is prohibited under the terms of the informal agreement with the FDIC and the Department (and, until it was terminated, the Consent Order) from paying dividends to the Company without prior approval from the FDIC and the Department. The Company is also restricted in the types and amounts of dividends it can pay by the terms of the Preferred Shares and by the terms of the Written Agreement, which prohibits the Company from paying interest or dividends (including interest on the Company’s subordinated debentures and dividends on the Preferred Shares) without the FRB’s prior approval. The Company is currently considering the options available to it to increase capital levels at the Bank and the Company, including the sale of common or preferred stock of the Company, or alternatively the sale of the Company. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company. This change in control would likely qualify as a change in control under the IRS’s regulations related to the preservation of net operating loss carryforwards causing the Company to likely forfeit this benefit. The loss of this benefit would not cause the Company to recognize a cash charge, but rather would eliminate the benefit that the Company would otherwise be able to utilize to offset future year’s profits, if any, to reduce the Company’s tax liability.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

In late 2010, the Basel Committee on Banking Supervision issued “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”), a new capital framework for banks and bank holding companies. Basel III will impose a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. In July 2013, the federal bank regulatory agencies, including the Federal Reserve and the FDIC, adopted final rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in Basel III and certain provisions of the Dodd-Frank Act. The rules, which became effective January 1, 2015, apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500,000 (or, if currently proposed regulatory changes are approved, $1,000,000) or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules establish a new common equity Tier 1 minimum capital requirement of 4.5% and a minimum Tier 1 capital requirement of 6% (up from 4%) and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status. In order to be considered “well-capitalized” beginning on January 1, 2015, the Bank must maintain at least the following minimum capital ratios: common equity Tier 1 capital of 6.5%; tier 1 risk-based capital of 8% (up from 6%); total risk-based capital of 10%; and tier 1 leverage capital of 5%. The rules limit a banking organization’s capital distributions and certain discretionary bonus payments as well as a banking organization’s ability to repurchase its own shares if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of Tier 1 capital (when the buffer is fully phased in) in addition to the amount necessary to meet its minimum risk-based capital requirements. As a result, when fully phased in, the capital requirements, inclusive of the capital conservation buffer, would be a Tier 1 leverage ratio of 4%, a Tier 1 common risk-based equity capital ratio of 7%, a Tier 1 equity risk-based capital ratio of 8.5% and a total risk-based capital ratio of 10.5%. Under the new rules, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. The Company’s cumulative stock and trust preferred securities will continue to be considered Tier 1 capital under grandfathering provisions included in the new rules. The new rules also introduce a new regulatory capital ratio, common equity Tier 1 capital, which will generally consist of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions. The rules allow banks and their holding companies with less than $250,000,000 in assets a one-time opportunity to opt out of a requirement to include unrealized gains and losses in Accumulated Other Comprehensive Income, which the Bank and the Company has exercised. Because the Company’s total consolidated assets are below $500,000, these capital rules are not applicable to the Company on a consolidated basis. The Bank, though, is subject to these rules. Should the Company’s total consolidated assets increase to more than $500,000 (or if currently proposed regulatory changes are approved $1,000,000), the Company would then be subject to these rules.

At March 31, 2015, the Company had unfunded loan commitments outstanding of $26,576 and unfunded letters of credit of $1,543. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If the Company needed to fund these outstanding commitments, it has the ability to liquidate federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Company could sell participations in these or other loans to correspondent banks.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

At March 31, 2015 and December 31, 2014, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered “well-capitalized” under prompt corrective action guidelines and the ratios required by the Consent Order were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Regulatory Provisions(1)		Required by terms of Regulatory Agreements(2)
March 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$45,671	15.27%	$23,923	8.00%	$29,904	10.00%	$35,885	12.00%
Consolidated	27,913	9.30%	24,020	8.00%	30,025	10.00%	N/A	N/A

Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$41,919	14.02%	$17,943	6.00%	$17,943	6.00%	$29,904	10.00%
Consolidated	16,098	5.36%	18,015	6.00%	18,015	6.00%	N/A	N/A

Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$41,919	14.02%	$17,943	6.00%	$17,943	6.00%	$29,904	10.00%
Consolidated	16,098	5.36%	18,015	6.00%	18,015	6.00%	N/A	N/A

Tier 1 Capital to average assets
Community First Bank & Trust	$41,919	9.45%	$17,726	4.00%	$22,157	5.00%	$35,451	8.00%
Consolidated	16,098	3.61%	17,837	4.00%	N/A	N/A	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Regulatory Provisions(1)		Required by terms of Regulatory Agreements(2)
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$44,173	16.32%	$21,654	8.00%	$27,068	10.00%	$32,481	12.00%
Consolidated	26,624	9.83%	21,668	8.00%	27,086	10.00%	N/A	N/A

Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$40,768	15.06%	$10,827	4.00%	$16,241	6.00%	$27,068	10.00%
Consolidated	15,477	5.71%	10,834	4.00%	16,251	6.00%	N/A	N/A

Tier 1 Capital to average assets
Community First Bank & Trust	$40,768	9.32%	$17,490	4.00%	$21,862	5.00%	$34,979	8.00%
Consolidated	15,477	3.52%	17,586	4.00%	N/A	N/A	N/A	N/A

(1)	Because the Company’s total assets were less than $500,000 at March 31, 2015, the Company was not, at that date, subject to capital level requirements at that level.
(2)	Reflects minimum capital ratios required by the informal agreement the Bank entered into with the FDIC and the Department on October 27, 2014.

At its current capital ratios, the Bank is considered “well capitalized”. The Company’s capital ratios are below what is required to be considered “adequately capitalized” were the Company subject to consolidated capital maintenance requirements. Two of the four capital ratios were considered “adequate”; however, the Tier 1 Capital to average assets ratio and Common Equity Tier 1 Ratio were below the requirements to be considered “adequate”, which would prohibit the Company from being considered “adequately capitalized” if it were subject to consolidated capital maintenance requirements.

Management continually monitors the Bank’s sources and uses of cash in order to plan for future liquidity needs. The Bank’s most potentially volatile funding liabilities are national market time deposits. The Bank reduced its reliance on these funding sources during 2013 and 2014, but in the first quarter of 2015 the Bank’s national market CDs increased to $9,228 at March 31, 2015 compared to $7,240 at December 31, 2014. The increase in national market CDs is due to management’s decision to take advantage of the favorable rates in that sector of the deposit market.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management uses a gap simulation model that takes cash flows into consideration. These include mortgage-backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and negotiable order of withdrawal (“NOW”) accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing our pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest-bearing deposits that is actually repriceable within a year. Our cumulative one year gap position at March 31, 2015, was 0.71% of total assets. Our policy states that our one-year cumulative gap should not exceed 15% of total assets.

At March 31, 2015, $149,069 of $451,702 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year totaled $88,758, or 34.6% of total loans, including loans held for sale at March 31, 2015. As of March 31, 2015, we had $141,404 in time deposits maturing or repricing within one year.

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

March 31, 2015
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps

Increase (decrease) in net interest income	(4.24%)	(1.45%)	(1.95%)	(5.80%)

December 31, 2014
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps

Increase (decrease) in net interest income	(8.55)%	(3.11%)	(1.13%)	(5.64%)

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

March 31, 2015
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps

Increase (decrease) in equity at risk	(9.42%)	(3.65%)	0.03%	(2.36%)

December 31, 2014
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps

Increase (decrease) in equity at risk	(13.33%)	(5.53%)	2.05%	(0.64%)

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

There have been no material changes in our “Risk Factors” as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Because the Company is currently deferring the payment of interest on its outstanding subordinated debentures, the Company is not currently permitted to pay dividends on its outstanding Preferred Shares originally issued to the U.S. Treasury pursuant to the CPP. The Company has not paid these dividends since the dividend payment on February 15, 2011. The total aggregate amount of dividends due but unpaid on the Preferred Shares as of the date of this report is $4,778.

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

Community First, Inc.
(Registrant)

May 14, 2015	/s/ Louis E. Holloway
(Date)	Louis E. Holloway, President and Chief Executive Officer

May 14, 2015	/s/ Jon Thompson
(Date)	Jon Thompson, Chief Financial Officer