Form 10-Q
period 2015-06-30
COMMUNITY FIRST INC
filed 2015-08-07
CIK 1179500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended: June 30, 2015

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date. Common stock outstanding (no par value): 3,275,439 shares of common stock, no par value per share, as of August 7, 2015.

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Community First, Inc.

Consolidated Balance Sheets

June 30, 2015 (Unaudited) and December 31, 2014

(amounts in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014
Assets
Cash and due from financial institutions	$35,026	$38,256
Time deposits in other financial institutions	20,175	22,177
Securities available for sale, at fair value	101,717	91,440
Loans held for sale, at fair value	162	106
Loans	266,185	256,436
Allowance for loan losses	(4,540)	(5,171)

Net loans	261,645	251,265

Restricted equity securities, at cost	1,727	1,727
Premises and equipment, net	11,691	11,832
Accrued interest receivable	1,080	1,034
Core deposit and customer relationship intangibles, net	1,008	1,078
Other real estate owned, net	10,226	13,734
Bank owned life insurance	9,997	9,864
Other assets	1,337	1,042

Total Assets	$455,791	$443,555

Liabilities and Shareholders’ Equity
Deposits:
Noninterest-bearing	$66,546	$60,780
Interest-bearing	341,048	337,300

Total Deposits	407,594	398,080

Subordinated debentures	23,000	23,000
Accrued interest payable	5,392	4,921
Other liabilities	7,613	6,668

Total Liabilities	443,599	432,669

Community First, Inc.

Consolidated Balance Sheets

June 30, 2015 (Unaudited) and December 31, 2014

(Continued)

(amounts in thousands, except share and per share data)

	June 30,	December 31,
	2015	2014

Shareholders’ Equity

Senior Preferred shares, no par value; 9% cumulative. Authorized 2,500,000 shares; 17,806 issued and outstanding with liquidation value of $22,643 at June 30, 2015 and $21,849 at December 31, 2014.	17,806	17,806

Warrant Preferred shares, no par value; 9% cumulative. 890 issued and outstanding with liquidation value of $1,250 at June 30, 2015 and $1,211 at December 31, 2014.	890	890

Total Preferred shares	18,696	18,696

Common stock, no par value; Authorized 10,000,000 shares; 3,275,168 shares issued and outstanding at June 30, 2015 and 3,274,946 shares issued and outstanding at December 31, 2014	28,600	28,591
Accumulated deficit	(33,350)	(34,957)
Accumulated other comprehensive loss, net	(1,754)	(1,444)

Total Shareholders’ Equity	12,192	10,886

Total Liabilities and Shareholders’ Equity	$455,791	$443,555

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income

Six Months and Three Months Ended June 30, 2015 and 2014

(Unaudited)

	Six Months Ended		Three Months Ended
(amounts in thousands, except share and per share data)	June 30,		June 30,
	2015	2014	2015	2014
Interest income
Loans, including fees	$6,910	$6,907	$3,494	$3,449
Taxable securities	915	899	453	463
Tax-exempt securities	25	47	11	22
Federal funds sold and other	177	150	84	79

Total interest income	8,027	8,003	4,042	4,013
Interest expense
Deposits	996	1,145	500	556
Subordinated debentures and other	400	390	203	197

Total interest expense	1,396	1,535	703	753

Net interest income	6,631	6,468	3,339	3,260
Provision for loan losses	(1,563)	(800)	(1,106)	(300)

Net interest income after provision for loan losses	8,194	7,268	4,445	3,560
Noninterest income
Service charges on deposit accounts	870	854	460	447
Gain on sale of loans	49	22	26	12
Gain on sale of securities available for sale	1	40	—	40
Other	277	316	147	166

Total noninterest income	1,197	1,232	633	665
Noninterest expense
Salaries and employee benefits	3,464	3,298	1,731	1,651
Regulatory and compliance	347	532	175	268
Occupancy	477	372	236	226
Furniture and equipment	148	154	74	77
Data processing fees	601	568	305	293
Advertising and public relations	97	102	47	47
Operational expense	241	206	128	106
Other real estate owned expense	253	378	210	139
Other	1,322	1,298	669	620

Total noninterest expenses	6,950	6,908	3,575	3,427

Income before income tax expense	2,441	1,592	1,503	798

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income

Six Months and Three Months Ended June 30, 2015 and 2014

(Unaudited, Continued)

(amounts in thousands, except share and per share data)	Six Months Ended June 30,		Three Months Ended June 30,
	2015	2014	2015	2014
Income tax expense	—	—	—	—

Net income	2,441	1,592	1,503	798
Preferred stock dividends declared	(834)	(723)	(419)	(419)
Accretion of preferred stock discount	—	(33)	—	—

Net income available to common shareholders	$1,607	$836	$1,084	$379

Income per share available to common shareholders
Basic	$0.49	$0.26	$0.33	$0.12
Diluted	0.49	0.26	0.33	0.12
Weighted average common shares outstanding
Basic	3,275,096	3,274,828	3,275,168	3,274,830
Diluted	3,275,096	3,274,828	3,275,168	3,274,830

Comprehensive Income
Net income	$2,441	$1,592	$1,503	$798
Reclassification adjustment for realized gains included in net income, net of $0 income taxes	(1)	(40)	—	(40)
Unrealized (losses) gains on securities, net of $0 income taxes	(309)	1,183	(701)	785

Comprehensive income	$2,131	$2,735	$802	$1,543

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

Six Months Ended June 30, 2015

(Unaudited)

(amounts in thousands, except share and per share data)

	Common Shares	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Equity

Balance at January 1, 2015	3,274,946	$18,696	$28,591	$(34,957)	$(1,444)	$10,886
Sale of shares of common stock	222	—	9	—	—	9
Cash dividends declared on preferred stock	—	—	—	(834)	—	(834)
Net income	—	—	—	2,441	—	2,441
Reclassification adjustment for realized gains included in net income, net of $0 income taxes	—	—	—	—	(1)	(1)
Change in unrealized loss on securities available for sale, net of $0 income tax	—	—	—	—	(309)	(309)

Balance at June 30, 2015	3,275,168	$18,696	$28,600	$(33,350)	$(1,754)	$12,192

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2015 and 2014

(Unaudited)

(amounts in thousands, except share and per share data )	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities
Net income	$2,441	$1,592
Adjustments to reconcile net income to net cash from operating activities
Depreciation	282	271
Amortization on securities, net	422	205
Core deposit intangible amortization	70	69
Reversal of provision for loan losses	(1,563)	(800)
Loans originated for sale	(1,749)	(1,538)
Proceeds from sale of loans	1,748	1,440
Gain on sale of loans	(49)	(22)
(Increase) decrease in accrued interest receivable	(46)	7
Increase in accrued interest payable	471	308
Increase in surrender value of bank owned life insurance	(133)	(128)
Gain on sale of securities	(1)	(40)
Net write down of other real estate owned	329	365
Other, net	101	172

Net cash from operating activities	2,323	1,901

Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(22,186)	(25,589)
Other	—	(3,750)
Sales:
Mortgage-backed securities	1,930	4,077
Other	1,730	7,685
Maturities, prepayments, and calls:
Mortgage-backed securities	7,266	3,782
Other	—	1,010
Net (increase) decrease in loans	(9,064)	8,096
Proceeds from sales of other real estate owned	3,426	2,028
Decrease (increase) in time deposits in other financial institutions	2,002	(14,952)
Additions to premises and equipment	(180)	(1,612)

Net cash used in investing activities	(15,076)	(19,225)

Community First, Inc.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2015 and 2014

(Unaudited, Continued)

(amounts in thousands, except share and per share data )	Six Months Ended June 30,
	2015	2014
Cash flows from financing activities
Net increase in deposits	9,514	567
Proceeds from issuance of common stock	9	1

Net cash from financing activities	9,523	568

Net decrease in cash and cash equivalents	(3,230)	(16,756)
Cash and cash equivalents at beginning of period	38,256	49,036

Cash and cash equivalents at end of period	$35,026	$32,280

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$925	$1,227
Income taxes paid	16	5
Supplemental noncash disclosures
Transfers from loans to repossessed assets	—	414
Preferred stock dividends declared but not paid	834	723
Subordinated debenture interest accrued but not paid	400	390

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

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

The unaudited consolidated financial statements as of June 30, 2015 and for the six-month and three-month periods ended June 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the information. They do not include all the information and footnotes required by GAAP for complete financial statements. Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the 2014 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015 (File No. 000-49966) (the “2014 Form 10-K”).

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

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

June 30, 2015

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

June 30, 2015

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 2 - SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at June 30, 2015 and December 31, 2014 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), net of applicable income taxes:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

June 30, 2015
U.S. Government sponsored entities	$14,118	$—	$(141)	$13,977
Mortgage-backed (residential)	86,169	309	(537)	85,941
State and municipal	1,758	41	—	1,799

Total	$102,045	$350	$(678)	$101,717

December 31, 2014
U.S. Government sponsored entities	$15,618	$—	$(266)	$15,352
Mortgage-backed (residential)	73,576	530	(92)	74,014
State and municipal	2,012	62	—	2,074

Total	$91,206	$592	$(358)	$91,440

The proceeds from sales of securities and the associated gains and losses are listed below:

	Six months ended June 30,
	2015	2014
Proceeds	$3,660	$11,762
Gross gains	21	105
Gross losses	(20)	(65)

The amortized cost and fair value of the securities portfolio are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties. Mortgage backed securities are presented separately due to varying maturity dates as a result of prepayments.

	June 30, 2015
	Amortized Cost	Fair Value
Due in one year or less	$341	$346
Due after one through five years	13,137	13,047
Due after five through ten years	1,996	1,968
Due after ten years	402	415
Mortgage backed (residential)	86,169	85,941

Total	$102,045	$101,717

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

At June 30, 2015 and December 31, 2014, respectively, securities totaling $41,265 and $41,829 were pledged to secure public deposits.

The Company did not hold securities of any one issuer, other than U.S. Government sponsored entities, with a face amount greater than 10% of shareholders’ equity as of June 30, 2015 or December 31, 2014.

The following table summarizes securities with unrealized losses at June 30, 2015 and December 31, 2014 aggregated by major security type and length of time in a continuous unrealized loss position:

June 30, 2015	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government sponsored entities	$991	$(9)	$12,986	$(132)	$13,977	$(141)

Mortgage-backed (residential)	43,517	(455)	4,990	(82)	48,507	(537)

Total temporarily impaired	$44,508	$(464)	$17,976	$(214)	$62,484	$(678)

December 31, 2014	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Government sponsored entities	$246	$(4)	$15,106	$(262)	$15,352	$(266)
Mortgage-backed (residential)	6,869	(26)	6,963	(66)	13,832	(92)

Total temporarily impaired	$7,115	$(30)	$22,069	$(328)	$29,184	$(358)

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

Other-Than-Temporary Impairment

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. The securities portfolio is evaluated for OTTI by segregating the portfolio into two general segments – securities in a loss position for less than 12 months and securities in a loss position for 12 months or more – and applying the appropriate OTTI model. Securities classified as available for sale are generally evaluated for OTTI under the provisions of ASC 320-10, Investments - Debt and Equity Securities. In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

As of June 30, 2015, the Company’s securities portfolio consisted of 99 securities, 48 of which were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company did not have at June 30, 2015 the intent to sell these securities and at that date it was likely that it would not be required to sell the securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at June 30, 2015.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

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

During times when trading is more liquid, broker quotes are used (if available) to validate the model agency and industry research reports as well as defaults, and deferrals on individual securities are reviewed and incorporated into the calculations.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 3 - FAIR VALUE (Continued)

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 3 - FAIR VALUE (Continued)

Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements at June 30, 2015 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. government sponsored entities	$13,977	$13,977	$—
Mortgage-backed (residential)	85,941	85,941	—
State and municipals	1,799	1,697	102

Total available for sale securities	101,717	101,615	102
Loans held for sale	162	162	—

		Fair Value Measurements at December 31, 2014 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. government sponsored entities	$15,352	$15,352	$—
Mortgage-backed (residential)	74,014	74,014	—
State and municipals	2,074	1,971	103

Total available for sale securities	91,440	91,337	103
Loans held for sale	106	106	—

There were no transfers among fair value pricing levels during the six months ended June 30, 2015 and 2014.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 3 - FAIR VALUE (Continued)

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six-month and three-month periods ended June 30, 2015 and 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	State and County Municipal Securities
	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
Beginning balance	$103	$105	$103	$106
Change in fair value	(1)	—	(1)	(1)

Ending balance	$102	$105	$102	$105

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 3 - FAIR VALUE (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	June 30, 2015
	Carrying Value	Fair Value Measurements using other significant unobservable inputs (Level 3)
Assets:
Impaired loans:
1-4 Family residential	$241	$241
Commercial real estate	211	211

Total impaired loans	452	452
Other real estate owned:
Construction and development	3,247	3,247
1-4 Family residential	665	665
Non-farm, non-residential	2,622	2,622

Total other real estate owned	6,534	6,534

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

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

Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $518, with a valuation allowance of $66, resulting in no additional provision for loan losses for the six-month period ended June 30, 2015. No additional provision was recorded in the first six months of 2014 on impaired loans. Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $3,373, with a valuation allowance of $66, resulting in no additional provision for loan losses for the year ended December 31, 2014.

Other real estate owned, measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $6,534, which is made up of the outstanding balance of $7,845, net of a valuation allowance of $1,311 at June 30, 2015, resulting in a write-down of $166 charged to expense in the six months ended June 30, 2015, compared to a write-down of $221 charged to expense in the first six months of 2014. Net carrying amount was $9,082 at December 31, 2014, which was made up of the outstanding balance of $10,681, net of a valuation allowance of $1,599.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 3 - FAIR VALUE (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments at fair value on a non-recurring basis at June 30, 2015:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (1)
Impaired Loans:
1-4 Family residential	$241	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (0.0%) (0.0%)
Commercial real estate	$211	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (8.5%) (7.2%)
Other real estate owned:
Construction and development	$3,247	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (9.5%) (0.3%)
1-4 Family residential	$665	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (10.0%) (4.1%)
Non-farm, non-residential	$2,622	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (0.0%) (0.0%)

(1)	The range presented in the table reflects the discounts applied by the independent appraiser in arriving at their conclusion of market value. Management applies an additional 15% discount to the appraiser’s conclusion of market value to arrive at fair value.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 3 - FAIR VALUE (Continued)

Carrying amount and estimated fair values of significant financial instruments at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$34,276	$34,276	$34,276	$—	$—
Time deposits in other financial institutions	20,175	20,183	—	20,183	—
Securities available for sale	101,717	101,717	—	101,615	102
Loans held for sale, at fair value	162	162	—	162	—
Loans, net of allowance	262,395	255,838	—	—	255,838
Restricted equity securities	1,727	NA	NA	NA	NA
Accrued interest receivable	1,080	1,080	22	294	764
Financial liabilities
Deposits with stated maturities	239,426	240,413	—	240,413	—
Deposits without stated maturities	168,168	168,168	168,168	—	—
Accrued interest payable	5,392	5,392	1	472	4,919
Subordinated debentures	23,000	11,500	—	—	11,500

	December 31, 2014
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$38,256	$38,256	$38,256	$—	$—
Time deposits in other financial institutions	22,177	21,999	—	21,999	—
Securities available for sale	91,440	91,440	—	91,337	103
Loans held for sale	106	106	—	106	—
Loans, net of allowance	251,265	246,506	—	—	246,506
Restricted equity securities	1,727	NA	NA	NA	NA
Accrued interest receivable	1,034	1,034	21	269	744
Financial liabilities
Deposits with stated maturities	208,386	209,376	—	209,376	—
Deposits without stated maturities	189,694	189,694	189,694	—	—
Accrued interest payable	4,921	4,921	1	400	4,520
Subordinated debentures	23,000	11,500	—	—	11,500

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

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

NOTE 4 - LOANS

Loans outstanding by category at June 30, 2015 and December 31, 2014 were as follows:

	June 30, 2015	December 31, 2014
Real estate construction:
Residential construction	$9,809	$9,382
Other construction	8,846	16,520
1-4 Family residential:
Revolving, open ended	16,041	17,147
First liens	82,732	83,618
Junior liens	1,987	1,926
Commercial real estate:
Farmland	8,203	7,495
Owner occupied	50,440	42,383
Non-owner occupied	53,923	49,455
Other real estate secured loans	8,309	5,825
Commercial, financial and agricultural:
Agricultural	876	855
Commercial and industrial	17,225	14,659
Consumer	6,368	5,641
Tax exempt	24	31
Other	1,402	1,499

	$266,185	$256,436

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 4 – LOANS (Continued)

The following tables present activity in allowance for loan losses and the outstanding loan balance by portfolio segment and are based on impairment methods as of June 30, 2015 and 2014. The balances for “recorded investment” in the following tables related to credit quality do not include approximately $764, $790 and $744 in accrued interest receivable at June 30, 2015, June 30, 2014 and December 31, 2014, respectively. Accrued interest receivable is a component of the Company’s recorded investment in loans.

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Six months ended June 30, 2015
Activity in the allowance for loan losses:
Beginning Balance	$892	$2,332	$994	$22	$399	$22	$—	$—	$510	$5,171
Charge-offs	—	(87)	—	—	(21)	—	—	(15)	—	(123)
Recoveries	128	69	613	—	228	3	—	14	—	1,055
Provision	(245)	(298)	(765)	—	(192)	(7)	—	1	(57)	(1,563)

Total ending allowance balance	$775	$2,016	$842	$22	$414	$18	$—	$—	$453	$4,540

Six months ended June 30, 2014
Activity in the allowance for loan losses:
Beginning Balance	$1,249	$3,235	$1,273	$33	$704	$24	$—	$929	$592	$8,039
Charge-offs	—	(100)	—	—	—	—	—	(943)	—	(1,043)
Recoveries	44	9	17	—	9	2	—	29	—	110
Provision	(296)	(584)	(156)	(19)	(138)	(2)	—	450	(55)	(800)

Total ending allowance balance	$997	$2,560	$1,134	$14	$575	$24	$—	$465	$537	$6,306

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 4 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Three months ended June 30, 2015
Activity in the allowance for loan losses:
Beginning Balance	$863	$2,125	$889	$14	$434	$16	$—	$—	$486	$4,827
Charge-offs	—	—	—	—	—	—	—	(7)	—	(7)
Recoveries	25	53	563	—	179	1	—	5	—	826
Provision	(113)	(162)	(610)	8	(199)	1	—	2	(33)	(1,106)

Total ending allowance balance	$775	$2,016	$842	$22	$414	$18	$—	$—	$453	$4,540

Three months ended June 30, 2014
Activity in the allowance for loan losses:
Beginning Balance	$1,081	$2,586	$1,196	$15	$663	$26	$—	$466	$580	$6,613
Charge-offs	—	(79)	—	—	—	—	—	(3)	—	(82)
Recoveries	39	5	9	—	3	1	—	18	—	75
Provision	(123)	48	(71)	(1)	(91)	(3)	—	(16)	(43)	(300)

Total ending allowance balance	$997	$2,560	$1,134	$14	$575	$24	$—	$465	$537	$6,306

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 4 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total

Ending allowance balance attributable to loans at June 30, 2015:
Individually evaluated for impairment	$65	$142	$82	$—	$—	$—	$—	$—	$—	289
Collectively evaluated for Impairment	710	1,874	760	22	414	18	—	—	453	4,251

Total ending allowance balance	$775	$2,016	$842	$22	$414	$18	$—	$—	$453	$4,540

Ending allowance balance attributable to loans at December 31, 2014:

Individually evaluated for impairment	$66	$126	$55	$—	$—	$—	$—	$—	$—	$247
Collectively evaluated for Impairment	826	2,206	939	22	399	22	—	—	510	4,924

Total ending allowance balance	$892	$2,332	$994	$22	$399	$22	$—	$—	$510	$5,171

Loans at June 30, 2015:
Individually evaluated for impairment	$1,361	$2,075	$1,685	$—	$—	$5	$—	$1,351		$6,477
Collectively evaluated for impairment	17,294	98,685	110,881	8,309	18,101	6,363	24	51		259,708

Total loans balance	$18,655	$100,760	$112,566	$8,309	$18,101	$6,368	$24	$1,402		$266,185

Loans at December 31, 2014:
Individually evaluated for impairment	$5,250	$1,499	$1,778	$—	$—	$7	$—	$1,351		$9,885
Collectively evaluated for impairment	20,652	101,192	97,555	5,825	15,514	5,634	31	148		246,551

Total loans balance	$25,902	$102,691	$99,333	$5,825	$15,514	$5,641	$31	$1,499		$256,436

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 4 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the six months ended June 30, 2015:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Other construction	$—	$—	$—	$2,444	$—	$—
1-4 Family residential:
Revolving, open ended	53	53	—	54	2	1
Junior liens	—	—	—	54	—	—
Commercial real estate:
Non-owner occupied	33	33	—	829	1	1
Consumer	5	5	—	5	—	—
Other loans	6,652	1,351	—	1,351	—	—

Total with no related allowance recorded	6,743	1,442	—	4,737	3	2

With an allowance recorded:
Real estate construction:
Other construction	1,362	1,362	65	1,386	—	—
1-4 Family residential:
Revolving, open ended	33	33	33	36	1	1
First Liens	1,988	1,988	108	1,807	53	58
Commercial real estate:
Owner occupied	545	545	55	546	16	11
Non-owner occupied	1,107	1,107	28	554	31	31
Consumer	—	—	—	2	—	—

Total with an allocated allowance recorded	5,035	5,035	289	4,331	101	101

Total	$11,778	$6,477	$289	$9,068	$104	$103

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 4 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the three months ended June 30, 2015:

	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Other construction	$1,742	$—	$—
1-4 Family residential:
Revolving, open ended	54	1	—
Junior liens	27	—	—
Commercial real estate:
Non-owner occupied	627	—	—
Consumer	5	—	—
Other loans	1,351	—	—

Total with no related allowance recorded	3,806	1	—

With an allowance recorded:
Real estate construction:
Other construction	1,379	—	—
1-4 Family residential:
Revolving, open ended	35	—	—
First Liens	2,062	15	20
Commercial real estate:
Owner occupied	546	10	9
Non-owner occupied	831	16	17
Consumer	1	—	—

Total with an allocated allowance recorded	4,854	41	46

Total	$8,660	$42	$46

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

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

June 30, 2015

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

June 30, 2015

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 4 – LOANS (Continued)

Troubled Debt Restructurings

The Company has $6,443 of loans with allocated specific reserves of $257 to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2015 compared to $9,852 with allocated specific reserves of $214 at December 31, 2014. The Company lost $37 and $12 of interest income in the six months and $3 and $2 of interest income in the three months ended June 30, 2015 and 2014, respectively, that would have been recorded in interest income if the specific loans had not been restructured. The Bank had no commitments to lend additional funds to loans classified as troubled debt restructurings at June 30, 2015 or December 31, 2014.

During the first six months of 2015, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or granting of amortization terms for balloon notes that are longer than the Bank’s typical practice.

Modifications involving a reduction of the stated interest rate and extension of the maturity date of the loan were for periods ranging from six months to two years.

Loans classified as troubled debt restructurings are included in impaired loans.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 4 – LOANS (Continued)

The following table presents loans by class modified as troubled debt restructurings that occurred during the first six months of 2015 and 2014:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
June 30, 2015
Real estate construction:
Other construction	1	$52	$52
1-4 Family residential:
First liens	2	1,677	1,677
Commercial real estate:
Non-owner occupied	1	1,113	1,113

Total	4	$2,842	$2,842

June 30, 2014
1-4 Family residential:
Revolving, open ended	1	$35	$35
First liens	2	344	344
Commercial real estate:
Owner occupied	3	1,621	1,621
Non-owner occupied	1	35	35
Commercial, financial and agricultural
Commercial and industrial	5	130	130

Total	12	$2,165	$2,165

Troubled debt restructurings described above had an outstanding balance of $2,801 at June 30, 2015. There was no increase for the allowance for loan losses during the first six months of 2015. Troubled debt restructurings still accruing interest totaled $3,412 and $2,140 at June 30, 2015 and December 31, 2014, respectively.

A loan is considered to be in payment default once it is more than 90 days contractually past due under the modified terms. There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the first six months of 2015 or 2014.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 4 – LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing by class of loans as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Nonaccrual	Loans past due over 90 days still accruing	Nonaccrual	Loans past due over 90 days still accruing
Real estate construction:
Residential construction	$—	$—	$—	$—
Other construction	1,356	—	5,236	—
1-4 Family residential:
Revolving, open ended	—	—	78	—
First Liens	—	—	359	—
Junior Liens	—	—	—	—
Commercial real estate:
Farmland	—	—	—	—
Owner occupied	324	—	324	—
Non-owner occupied	—	—	1,199	—
Other real estate loans	—	—	108	—
Commercial, financial and agricultural:
Agricultural	—	—	—	—
Commercial and industrial	—	—	—	—
Consumer	—	—	—	—
Other loans	1,351	—	1,351	—

Total	$3,031	$—	$8,655	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 4 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans, including nonaccrual loans as of June 30, 2015 and December 31, 2014 by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2015
Real estate construction:
Residential construction	$—	$—	$—	$—	$9,809	$9,809
Other construction	—	8	—	8	8,838	8,846
1-4 Family residential:
Revolving, open ended	4	8	—	12	16,029	16,041
First Liens	351	—	1	352	82,380	82,732
Junior Liens	17	—	—	17	1,970	1,987
Commercial real estate:
Farmland	—	81	—	81	8,122	8,203
Owner occupied	14	—	—	14	50,426	50,440
Non-owner occupied	—	—	—	—	53,923	53,923
Other real estate secured loans	—	—	—	—	8,309	8,309
Commercial, financial and agricultural:
Agricultural	—	—	—	—	876	876
Commercial and industrial	—	11	—	11	17,214	17,225
Consumer	13	—	—	13	6,355	6,368
Tax exempt	—	—	—	—	24	24
Other loans	—	—	926	926	476	1,402

Total	$399	$108	$927	$1,434	$264,751	$266,185

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2014
Real estate construction:
Residential construction	$—	$—	$—	$—	$9,382	$9,382
Other construction	66	8	—	74	16,446	16,520
1-4 Family residential:
Revolving, open ended	4	74	78	156	16,991	17,147
First Liens	1,111	215	359	1,685	81,933	83,618
Junior Liens	—	—	—	—	1,926	1,926
Commercial real estate:
Farmland	—	—	—	—	7,495	7,495
Owner occupied	—	—	—	—	42,383	42,383
Non-owner occupied	72	—	—	72	49,383	49,455
Other real estate secured loans	108	—	—	108	5,717	5,825
Commercial, financial and agricultural:
Agricultural	—	—	—	—	855	855
Commercial and industrial	31	—	—	31	14,628	14,659
Consumer	35	—	—	35	5,606	5,641
Tax exempt	—	—	—	—	31	31
Other loans	—	—	926	926	573	1,499

Total	$1,427	$297	$1,363	$3,087	$253,349	$256,436

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

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

Watch. Loans characterized by borrowers who have marginal cash flow, marginal profitability, or have experienced operating losses and declining financial condition. The borrower has satisfactorily handled debts with the Bank in the past, but in recent months has either been late, delinquent in making payments, or made sporadic payments. While the Bank continues to be adequately secured, the borrower’s margins have decreased or are decreasing, despite the borrower’s continued satisfactory condition. Other characteristics of borrowers in this class include inadequate credit information and weakness of financial statement and repayment capacity, but with collateral that appears to limit the Bank’s exposure. This classification includes loans to established borrowers that are reasonably margined by collateral, but where potential for improvement in financial capacity is limited.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 4 – LOANS (Continued)

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful
June 30, 2015
Real estate construction:
Residential construction	$9,615	$194	$—	$—	$—
Other construction	5,460	656	8	1,361	—
1-4 Family residential:
Revolving, open ended	15,638	32	—	285	—
First Liens	68,854	10,382	—	1,508	—
Junior Liens	1,987	—	—	—	—
Commercial real estate:
Farmland	5,971	901	—	1,331	—
Owner occupied	41,990	7,891	—	14	—
Non-owner occupied	49,946	1,889	—	947	—
Other real estate loans	8,309	—	—	—	—
Commercial, financial and agricultural:
Agricultural	866	10	—	—	—
Commercial and industrial	14,595	2,608	—	22	—
Consumer	6,342	6	—	15	—
Tax exempt	24	—	—	—	—
Other loans	51	—	—	—	—

Total	$229,648	$24,569	$8	$5,483	$—

	Pass	Watch	Special Mention	Substandard	Doubtful
December 31, 2014
Real estate construction:
Residential construction	$6,250	$3,132	$—	$—	$—
Other construction	6,673	3,756	—	840	—
1-4 Family residential:
Revolving, open ended	16,664	32	—	359	—
First Liens	66,655	11,256	—	4,408	—
Junior Liens	1,819	—	—	—	—
Commercial real estate:
Farmland	4,963	905	—	1,626	—
Owner occupied	37,204	4,634	—	—	—
Non-owner occupied	39,867	5,535	—	2,821	—
Other real estate loans	5,825	—	—	—	—
Commercial, financial and agricultural:
Agricultural	786	12	—	56	—
Commercial and industrial	13,626	978	—	56	—
Consumer	5,614	3	—	17	—
Tax exempt	31	—	—	—	—
Other loans	148	—	—	—	—

Total	$206,125	$30,243	$—	$10,183	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

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

	Six months ended June 30,		Three months ended June 30,
	2015	2014	2015	2014
Basic
Net income	$2,441	$1,592	$1,503	$798
Less: Earnings allocated to preferred stock	(834)	(723)	(419)	(419)
Less: Accretion of preferred stock discount	—	(33)	—	—

Net Income available to common stock	$1,607	$836	$1,084	$379

Weighted average common shares	3,275,096	3,274,828	3,275,168	3,274,830

Basic net income per share	$0.49	$0.26	$0.33	$0.12

Diluted

Net income available to common stock	$1,607	$836	$1,084	$379

Weighted average common shares	3,275,096	3,274,828	3,275,168	3,274,830
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—

Average common shares and dilutive potential common shares outstanding	3,275,096	3,274,828	3,275,168	3,274,830

Diluted net income per share	$0.49	$0.26	$0.33	$0.12

At June 30, 2015 and 2014, respectively, stock options for 47,800 and 55,400 shares of common stock were not considered in computing diluted net income per share for the six-month and three-month periods ended June 30, 2015 and 2014 because they were antidilutive.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 6 - INCOME TAXES

The Company recorded no tax expense during the first six months of 2015. During 2010, the Company established a valuation allowance against all of its deferred tax assets and has maintained that valuation allowance through the first six months of 2015. The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income. Because the Company has recorded a valuation allowance against its deferred tax assets, any deferred tax benefit or expense will be offset by a corresponding increase or decrease, respectively, to the valuation allowance. Until the reversal of the deferred tax valuation allowance, tax benefit or expense from current year operations is expected to be minimal.

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

Bank holding companies with total consolidated assets in excess of $500 million and banks are subject to regulatory capital requirements administered by state and federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate regulatory actions that could have a direct material effect on the financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 7 – REGULATORY MATTERS (Continued)

Prompt corrective action regulations classify banks into one of five capital categories depending on how well they meet their minimum capital requirements. Although these terms are not used to represent the overall financial condition of a bank, the classifications are: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. If adequately capitalized or worse, or subject to a written agreement, consent order, or cease and desist order requiring higher minimum capital levels (as the Bank was prior to termination of the Consent Order), regulatory approval would be required for the Bank to accept, renew or rollover brokered deposits. If a bank is classified as undercapitalized or worse, its capital distributions are restricted, as is its asset growth and expansion, and capital restoration plans are required. At June 30, 2015, the Bank’s capital ratios were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action and all ratios were above those levels required by the informal agreement the Bank has entered into with the FDIC and the Department. Because the Company’s total assets were less than $500,000 at June 30, 2015, the Company is not required to maintain certain capital levels. Had the Company’s assets exceeded $500,000 at that date, the Company’s capital ratios would have been below what is required to be considered “adequately capitalized” under the regulatory framework. Two of the four capital ratios would have been considered “adequate”; however, the Tier 1 to Average Assets ratio and Common Equity Tier I ratio were below the requirements to be considered “adequate”, which would have prohibited the Company from being “adequately capitalized”.

Under the terms of the written agreement that the Company has entered into with the Federal Reserve Bank of Atlanta (the “Written Agreement”), the Company agreed to, among other things, take the following actions:

•	Take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including taking steps to ensure that the Bank complies with the Consent Order while it remained in effect;

•	Submit within 60 days of April 19, 2012 a written plan to maintain sufficient capital at the Company on a consolidated basis, and within 10 days of approval of the plan by the Federal Reserve Bank of Atlanta (the “FRB”), adopt the approved capital plan;

•	Submit within 60 days of April 19, 2012 a written statement of the Company’s planned sources and uses of cash for debt service, operating expenses, and other purposes for 2012;

•	Provide notice in compliance with applicable federal law and regulations, of any changes in directors or senior executive officer of the Company;

•	Comply with applicable federal law and regulations restricting indemnification and severance payments; and

•	Provide within 45 days after the end of each calendar quarter, a written progress report detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

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

As of June 30, 2015, all of the plans required to be submitted to the FRB have been submitted and approved. Management believes that the Company is in compliance with the requirements of the Written Agreement as of June 30, 2015. The Written Agreement remains in effect.

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

June 30, 2015

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

The Company’s principal source of funds for dividend and/or interest payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid by the Bank in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements described above. Although the Bank was profitable in each of 2012, 2013, 2014 and the first six months of 2015, the Bank was prohibited under the terms of the Consent Order with the FDIC and the written agreement with the Department from paying dividends to the Company without prior approval from the FDIC and the Department. These restrictions remain in place as a result of the informal agreement that the Bank entered into in connection with termination of the Consent Order and written agreement with the Department. The Company is also restricted in the types and amounts of dividends it can pay pursuant to the terms of the preferred stock it issued to the U.S. Treasury pursuant to the U.S. Treasury’s Capital Purchase Program under the Troubled Assets Relief Program, and by the terms of the Written Agreement, which prohibits the Company from paying interest or dividends (including interest on the Company’s subordinated debentures and dividends on the Company’s preferred stock) without the FRB’s prior approval.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 7 – REGULATORY MATTERS (Continued)

Bank holding companies and banks are subject to various regulatory capital requirements administered by State and Federal banking agencies. The Company’s and the Bank’s capital amounts and ratios at June 30, 2015 and December 31, 2014, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions(1)		Required by terms of Regulatory Agreement (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2015
Total Capital to risk weighted assets
Community First Bank & Trust	$47,958	16.25%	$23,615	8.00%	$29,519	10.00%	$35,423	12.00%
Consolidated	30,535	10.33%	23,636	8.00%	29,545	10.00%	N/A	N/A

Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$44,257	14.99%	$13,283	4.50%	$19,187	6.50%	N/A	N/A
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$44,257	14.99%	$17,711	6.00%	$23,615	8.00%	$29,519	10.00%
Consolidated	17,887	6.05%	11,818	4.00%	17,727	6.00%	N/A	N/A

Tier 1 Capital to average assets
Community First Bank & Trust	$44,257	9.88%	$17,916	4.00%	$22,394	5.00%	$38,070	8.50%
Consolidated	17,887	3.97%	18,031	4.00%	N/A	N/A	N/A	N/A

December 31, 2014
Total Capital to risk weighted assets
Community First Bank & Trust	$44,173	16.32%	$21,654	8.00%	$27,068	10.00%	$32,481	12.00%
Consolidated	26,624	9.83%	21,668	8.00%	27,086	10.00%	N/A	N/A

Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$40,768	15.06%	$10,827	4.00%	$16,241	6.00%	$27,068	10.00%
Consolidated	15,477	5.71%	10,834	4.00%	16,251	6.00%	N/A	N/A

Tier 1 Capital to average assets
Community First Bank & Trust	$40,768	9.32%	$17,490	4.00%	$21,862	5.00%	$34,979	8.50%
Consolidated	15,477	3.52%	17,586	4.00%	N/A	N/A	N/A	N/A

(1)	Because the Company’s total assets were less than $500,000 at June 30, 2015, the Company was not, at that date, subject to capital level requirements at that level.
(2)	Reflects minimum capital ratios required by the informal agreement the Bank entered into with the FDIC and the Department on October 27, 2014.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2015

(Unaudited)

NOTE 7 – REGULATORY MATTERS (Continued)

The Bank’s capital ratios at June 30, 2015 were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action.

Because the Company’s total assets were less than $500,000 at June 30, 2015, the Company is not required to meet certain capital level requirements. Had the Company’s assets exceeded $500,000 at that date, the Company’s capital levels at June 30, 2015 would have been considered below those required to be considered “adequately capitalized” under applicable regulations because only two of the four capital ratios were above the levels necessary to be considered “adequate”. The Company’s Tier 1 to Average Assets ratio and Common Equity Tier I ratio were below the requirements to be considered “adequate”, which would have prohibited the Company from being considered “adequately capitalized”.

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

June 30, 2015

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

In order to avoid limitations on capital distributions such as dividends and certain discretionary bonus payments to executive officers, a banking organization must maintain capital ratios above the minimum ratios including the buffer. The requirements of Basel III also place additional restrictions on the inclusion of deferred tax assets and capitalized mortgage servicing rights as a percentage of Tier 1 Capital. In addition, the risk weights assigned to certain assets such as past due loans and certain real estate loans have been increased. The requirements of Basel III allowed banks and bank holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation. The Company and the Bank have opted out of this requirement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

(amounts in thousands, except share and per share data)

The following discussion compares the financial condition of the Company at June 30, 2015 to December 31, 2014, and the results of operations for the six months and three months ended June 30, 2015 and 2014. This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

At June 30, 2015, total assets were $455,791 and total liabilities were $443,599. Total assets increased $12,236 or 2.8% compared to $443,555 at December 31, 2014. Total liabilities increased $10,930 or 2.5%, compared to $432,669 at December 31, 2014. The increase in assets was caused by increases in securities available for sale and net loans offset by decreases in cash and cash equivalents and other real estate owned. The increase in liabilities was caused by an increase in both noninterest-bearing and interest-bearing deposits. Total equity increased 12.0%, or $1,306, to $12,192 at June 30, 2015 compared to $10,886 at December 31, 2014. The increase in equity is primarily due to net income offset by gains in other comprehensive income during the first six months of 2015 caused by market fluctuations in securities available for sale.

Cash and Cash Equivalents

Cash and cash equivalents were $35,026 at June 30, 2015 compared to $38,256 at December 31, 2014. This decrease is primarily due to the use of cash to invest in securities available for sale and to fund loan growth.

Time Deposits in Other Financial Institutions

Time deposits in other financial institutions totaled $20,175 at June 30, 2015 compared to $22,177 at December 31, 2014. Management has begun utilizing time deposits in other financial institutions in conjunction with the Bank’s securities portfolio in order to maximize yield and maintain a reasonable total duration for the Bank’s assets outside of the loan portfolio. Original maturities of time deposits in other financial institutions range from six months to 5 years. Most of the CDs with maturities beyond three years are callable with minimal early withdrawal penalties. All of the deposits are in FDIC or National Credit Union Administration insured institutions and the amount on deposit with each individual institution does not exceed the deposit insurance limit of $250. As of June 30, 2015, time deposits in other financial institutions had a weighted average rate of 1.009% and a weighted average remaining life of 0.992 years.

Loans

Total loans (excluding loans held for sale) at June 30, 2015 were $266,185, compared to $256,436 at December 31, 2014, an increase of $9,749 or 3.8%. The increase in loans during the first six months of 2015 is due to an increased demand for new loans and decreased foreclosure activity.

Loans in the portfolio at June 30, 2015 of approximately $42,224, or 15.9%, are at a variable rate of interest while $220,929, or 83.0%, are at a fixed rate, and $3,032, or 1.1%, are nonaccrual. $43,081, or 16.1%, of total loans reprice within one year of June 30, 2015. As market rates dropped during the economic recession, management implemented rate floors for many variable rate loans in an effort to protect the Bank’s net interest margin. As a result, when market rates begin to rise, loans at their floor will not reprice at higher rates until market rates rise above their contractual floor rates. Only the loans noted above that have variable rates not at a floor rate will reprice with the first increase in market rates. The existence of these rate floors may negatively impact our net interest margin when rates begin to rise, at least until rates rise above these floors.

On June 30, 2015, the Company’s loan to deposit ratio (including loans held for sale) was 65.3%, compared to 64.4% at December 31, 2014. Management expects loan demand to modestly improve through the remainder of 2015, though foreclosure activity could result in some additional decreases in loan balances. Management anticipates that there will not be significant growth in loans until there are indicators of significant improvements in both the local and national economy, leading customers to begin spending more and resulting in increased demand. If the Company’s deposit growth among core deposit customers continues to outpace its loan demand, the Company’s net interest margin may be adversely affected as the funds from these deposits may be invested in securities and other interest earning assets, like time deposits in other financial institutions, that offer lower yields than loans.

FINANCIAL CONDITION (Continued)

Securities Available for Sale

Set forth below is a table showing the carrying amount and breakdown of the Company’s securities available for sale at June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total

U.S. government sponsored entities	$13,978	13.7%	$15,352	16.8%
Mortgage-backed (residential)	85,940	84.5%	74,014	80.9%
State and municipal	1,799	1.8%	2,074	2.3%

Total	$101,717	100.0%	$91,440	100.0%

The Company’s securities portfolio is used to, among other things, provide yield and for pledging purposes to secure public fund deposits. As of June 30, 2015, the carrying value of securities increased $10,277 to $101,717, compared to $91,440 at December 31, 2014. Securities available for sale as a percentage of total assets was 22.3% at June 30, 2015, compared to 20.6% at December 31, 2014. Net unrealized loss on securities available for sale was $328 at June 30, 2015, compared to a net unrealized gain of $233 at December 31, 2014. Changes in interest rates in the securities market caused this fluctuation in the net unrealized loss/gain. Management is continually monitoring the credit quality of the Bank’s investments and believes that the unrealized losses that existed in the Bank’s portfolio at June 30, 2015 are temporary based on the bond ratings and anticipated recovery of bonds held. At June 30, 2015, the Company did not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

Other Real Estate Owned

At June 30, 2015, other real estate owned (“ORE”) totaled $10,226, a decrease of $3,508 from $13,734 at December 31, 2014. This decrease is primarily due to the sale of properties during the first two quarters of 2015. The balance of ORE is comprised of properties acquired through or in lieu of foreclosure on real estate loans, and loans made to facilitate the sale of ORE properties that are required to be reported as ORE (“FAS 66 Loans”). The balances recorded for each individual property are based on appraisals that are not more than twelve months old, discounted by 15%. The 15% discount was adopted by the Company beginning in the third quarter of 2010 based on an analysis of actual recoveries of ORE balances, including selling costs. Based on that analysis, the Company recorded a valuation allowance of $346 (recognized through ORE expense) in the third quarter of 2010. In addition, the Company began applying the 15% discount in its determination of specific reserves for impaired loans that are collateral dependent. As a result, the majority of the financial loss incurred by the Company as a result of the 15% discount has been recognized through loan charge-offs and the provision for loan losses at the time the property is transferred to ORE, with the foreclosed property being transferred into ORE at the discounted value. The Company annually updates its analysis regarding the 15% discount. Should such updates indicate that a change in the 15% discount is warranted, the Company would implement the change accordingly and that change would be applied to all properties that are subsequently moved into ORE. Additional write-downs of individual properties typically occur when the results of updated appraisals and further application of the 15% discount on the value reflected in the updated appraisal indicates that the value of the respective property has declined. The Company obtains updated appraisals for ORE properties at least every twelve months. These write-downs are recognized in the quarterly period in which the appraisal is accepted by the Company.

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

The following table shows a breakdown of the ORE portfolio by category as of the end of the periods indicated:

	June 30, 2015		March 31, 2015		December 31, 2014		September 30, 2014
Rental	$4,947	48.4%	$5,217	41.2%	$5,949	43.3%	$7,114	50.2%
Non-rental	941	9.2%	1,556	12.3%	1,904	13.9%	986	7.0%
Land	4,338	42.4%	5,881	46.5%	5,881	42.8%	6,072	42.8%

Total	$10,226	100.0%	$12,654	100.0%	$13,734	100.0%	$14,172	100.0%

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

FINANCIAL CONDITION (Continued)

The following table provides activity within the ORE portfolio in terms of individual parcels for the six-month and three-month periods ended on the dates indicated:

	Rental	Non-rental	Auction	Land
Three Months Ended June 30, 2015
Foreclosures	1	1	—	1
Sales	—	2	—	3

Three Months Ended June 30, 2014
Foreclosures	1	2	—	1
Sales	5	1	3	6

Six Months Ended June 30, 2015
Foreclosures	1	2	—	1
Sales	3	5	—	3
Weighted average age of properties held at period end (months)	40.2	26.1	—	46.3

Six Months Ended June 30, 2014
Foreclosures	2	2	—	1
Sales	10	2	3	9
Weighted average age of properties held at period end (months)	25.1	13.0	—	32.0

The following table sets forth information related to the largest five ORE properties held by the Company as of June 30, 2015:

Property Description	Original loan classification	Original Loan Amount		Charge-off prior to transfer into ORE	Write-down after transfer into ORE	Carrying Balance
Unimproved land	Real estate construction	$5,000		$905	$536	$2,949
Mini storage facility	Commercial real estate	3,934	(1)	—	—	848
Unimproved land	Real estate construction	1,134		402	—	799
Mixed Use Commercial Property	Commercial real estate	3,934	(1)	—	82	765
Single family residence	Residential real estate	731		—	104	627

(1)	These two properties were pledged as collateral for the same loan relationship.

FINANCIAL CONDITION (Continued)

The following table sets forth information related to the largest five ORE properties held by the Company as of December 31, 2014:

Property Description	Original loan classification	Original Loan Amount		Charge-off prior to transfer into ORE	Write-down after transfer into ORE	Carrying Balance
Unimproved land	Real estate construction	$5,000		$905	$536	$2,949
Unimproved land	Real estate construction	3.103		1,896	204	961
Mini storage facility	Commercial real estate	3,934	(1)	—	—	848
Unimproved land	Real estate construction	1,134		402	—	799
Mixed Use Commercial Property	Commercial real estate	3,934	(1)	—	82	765

(1)	These two properties were pledged as collateral for the same loan relationship.

Each of the OREO properties identified in the June 30, 2015 table above is listed with a real estate agent and is also listed as available for sale on the Bank’s website. The two properties classified as unimproved land were, at the time the loans were made, intended to be developed. The property carried at $2,949 is commercial property located in an area that remains significantly and negatively impacted by the downturn in the real estate market. Although the Company continues to actively market the property, management anticipates that it could take a significant amount of time to sell the property. The property carried at $799 is located in a residential area that was also negatively impacted by the downturn in the economy. Although there are some positive indicators of improvements in the local market where the property is located, management believes it will likely require a significant amount of time to sell the property. The single family residence property carried at $627 is currently an income producing rental property. The Company is actively marketing the property; however, since the home is more high-end than the typical home in our market are, we anticipate that it could take a significant amount of time to sell the property. The commercial real estate properties are income producing rental properties that are being managed by a third party property manager on behalf of the Company. The Company continues to market these rental properties, but because of the income producing nature of the properties, it is likely that management will resist selling the properties in the near term for less than the current carrying value of the properties.

FINANCIAL CONDITION (Continued)

Deposits

The Company relies on the Bank’s deposit growth, as well as alternative funding sources such as other borrowed money, Federal Home Loan Bank (“FHLB”) advances, and federal funds purchased from correspondent banks, to fund its operations.

The following table sets forth the composition of the deposits at June 30, 2015 and December 31, 2014.

	June 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total

Noninterest-bearing demand accounts	$66,546	16.3%	$60,780	15.3%
Interest-bearing demand accounts	131,958	32.4%	129,152	32.4%
Savings accounts	28,416	7.0%	27,709	7.0%
Time deposits greater than $100	89,003	21.8%	83,633	21.0%
Other time deposits	91,671	22.5%	96,806	24.3%

Total	$407,594	100.0%	$398,080	100.0%

The following table sets forth all time deposits greater than $100 broken down by remaining maturity at June 30, 2015:

Three months or less	$20,314
Over three months through six months	11,764
Over six months through one year	24,971
Over one year	31,954

Total	$89,003

Total deposits were $407,594 at June 30, 2015, compared to $398,080 at December 31, 2014, an increase of $9,514. The increase was primarily due to increases in noninterest-bearing demand deposits.

FINANCIAL CONDITION (Continued)

Shareholders’ Equity

At June 30, 2015, shareholders’ equity totaled $12,192, an increase of $1,306, or 12.0%, from $10,866 at December 31, 2014. The increase was primarily due to net income offset by an increase in the unrealized loss on securities available for sale.

The 17,806, Series A shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Senior Preferred Shares”) have a $22,643 liquidation value and had a cumulative dividend rate of 5% per year, until May 15, 2014, and a dividend rate of 9% thereafter. In addition, under the terms of the CPP, the Company issued warrants to U.S. Treasury to purchase additional preferred shares equal to 5% of the investment in Senior Preferred Shares at a discounted exercise price. The U.S. Treasury exercised the warrants immediately upon investment in the Senior Preferred shares, which resulted in issuance of 890 shares of Fixed Rate Perpetual Preferred Shares, Series B (the “Warrant Preferred Shares” and together with the Senior Preferred Shares, the “Preferred Shares”). The U.S. Treasury’s exercise of the warrants resulted in a net discount on the issuance of the Preferred Shares of $890. The discount was amortized over a five year period, which ended on February 27, 2014. The $1,250 liquidation value Warrant Preferred Shares have a cumulative dividend rate of 9% per year until redeemed. Dividends on both Senior Preferred Shares and Warrant Preferred Shares are required to be paid quarterly. Total required annual dividends for both Senior Preferred Shares and Warrant Preferred Shares are expected to be $1,683 per year. The Company is permitted to redeem all or a portion of the Preferred Shares at any time after consultation with its primary federal regulator, but may not redeem the Warrant Preferred Shares until all of the Senior Preferred Shares have been redeemed. Dividend payments on both Senior Preferred and Warrant Preferred Shares would be reduced for any redemption.

On April 14, 2014, the U.S. Treasury, the holder of all the Senior Preferred and Warrant Preferred Shares issued by the Company, closed on the sale of the securities in a modified Dutch auction. The clearing price for the Senior Preferred Shares was $300.50 per share and the clearing price for the Warrant Preferred Shares was $521.75 per share. The sale was to unaffiliated third party investors as well as certain directors and executive officers of the Company. Subsequent to the initial auction, certain of the Company’s directors and executive officers have acquired additional Senior Preferred Shares from the purchasers that acquired the shares from the U.S. Treasury, and in the second quarter of 2015 they acquired additional shares resulting in those individuals owning in the aggregate approximately 57.5% of the outstanding Senior Preferred Shares.

The Company received none of the proceeds from the sale of the Preferred Shares by the U.S. Treasury, and the sale of the securities had no effect on the terms of the outstanding securities, including the Company’s obligation to satisfy accrued and unpaid dividends or the holders’ right to elect two members to the board of directors of the Company. Further, the sale of the Preferred Shares by the U.S. Treasury had no effect on the Company’s capital, regulatory capital, financial condition or results of operations. Upon the closing of the sale of the securities, the Company was no longer subject to various executive compensation and corporate governance requirements to which participants in the CPP were subject while the U.S. Treasury held the securities.

FINANCIAL CONDITION (Continued)

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company would not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The board resolution was replaced by the Written Agreement that the Company entered into with the FRB on April 19, 2012, the terms of which similarly prohibit the Company from incurring debt, paying dividends or interest or redeeming shares of its capital stock. The Company requested permission to make dividend payments on its Preferred Shares and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three issues of subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common or preferred stock, including the Preferred Shares, and the Company’s subsidiaries may not pay dividends on the subsidiaries’ common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the Preferred Shares beginning in the second quarter of 2011. The Company will reach 20 consecutive quarters of deferral during the first quarter of 2016 and if the deferred interest payments are not paid in full prior to that time the Company will be in default under the related indentures. The Company and the Bank have entered into discussions with the Company’s and the Bank’s regulators to secure permission to pay the deferred interest payments with available cash of the Company and the proceeds of a dividend from the Bank prior to the Company being in default. If the Company and the Bank are able to secure the required approvals and the Company makes the deferred interest payments, the Company expects that it would likely be required to begin deferring interest payments again beginning in the first or second quarter of 2016. At June 30, 2015, the Company has $4,919 of interest on its subordinated debentures accrued for which payment is being deferred. In addition, the Company has accumulated $5,198 in deferred dividends on the Preferred Shares as of June 30, 2015. The Bank’s subsidiary Community First Properties, Inc. suspended the payment of dividends on its preferred stock beginning with the dividend payment due on December 31, 2011. At June 30, 2015, Community First Properties, Inc. has $63 of preferred stock dividends accrued for which payment is being deferred.

RESULTS OF OPERATIONS

Net Income

The Company had net income of $2,441 for the six months ended June 30, 2015 compared to net income of $1,592 for the same period in 2014, an increase in net income of $849. Net income available to common shareholders was $1,607 for the first six months of 2015 compared to $836 for the same period in 2014.

The Company had net income of $1,503 for the three months ended June 30, 2015 compared to net income of $798 for the same period in 2014, an increase in net income of $705. Net income available to common shareholders was $1,084 for the first three months of 2015 compared to $379 for the same period in 2014.

RESULTS OF OPERATIONS (Continued)

Average Balance Sheets, Net Interest Income

Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity and an analysis of net interest income for the six month periods ended June 30, 2015 and 2014. The table reflects how changes in the volume of interest earning assets and interest-bearing liabilities and changes in interest rates have affected our interest income, interest expense, and net interest income for the periods indicated. Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (changes in rate multiplied by prior volume); and (3) changes in rate/volume (changes in rate multiplied by change in volume). The changes attributable to the combined impact of volume and rate have all been allocated to the changes due to rate.

	June 30, 2015			June 30, 2014			Change
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Due to Volume (1)	Due to Rate (2) (3)	Total

Gross loans (a and b)	$262,424	5.31%	$6,910	$266,708	5.22%	$6,907	$(111)	$114	$3
Taxable securities available for sale	98,428	1.87%	915	85,134	2.13%	899	140	(124)	16
Tax exempt securities available for sale	1,728	2.92%	25	2,918	3.25%	47	(19)	(3)	(22)
Federal funds sold and other	52,794	0.68%	177	55,784	0.54%	150	(8)	35	27

Total interest earning assets	415,374	3.90%	8,027	410,544	3.93%	8,003	2	22	24

Cash and due from banks	3,449			3,611
Other nonearning assets	36,174			43,525
Allowance for loan losses	(5,118)			(7,305)

Total assets	$449,879			$450,375

Deposits:
NOW & money market investments	$128,067	0.38%	$243	$127,180	0.43%	$272	$2	$(31)	$(29)
Savings	27,890	0.10%	14	25,990	0.10%	13	1	—	1
Time deposits $100 and over	87,424	0.90%	390	91,288	0.95%	429	(18	(21)	(39)
Other time deposits	94,361	0.75%	349	107,585	0.81%	431	(53)	(29)	(82)

Total interest-bearing deposits	337,742	0.59%	996	352,043	0.66%	1,145	(68)	(81)	(149)

Subordinated debentures	23,000	3.51%	400	23,000	3.42%	390	—	10	10

Total other borrowings	23,000	3.51%	400	23,000	3.42%	390	—	10	10
Total interest-bearing liabilities	360,742	0.78%	1,396	375,043	0.83%	1,535	(68)	(71)	(139)
Noninterest-bearing liabilities	77,633			65,993

Total liabilities	438,375			441,036
Shareholders’ equity	33,504			9,339

Total liabilities and shareholders’ equity	$449,879			$450,375

Net interest income			$6,631			$6,468	$70	$93	$163

Net interest margin		3.22%			3.18%

(a)	Interest income includes fees on loans of $232 and $217 in 2015 and 2014, respectively.
(b)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.
(1)	Changes in volume multiplied by prior rate
(2)	Changes in rate multiplied by prior volume
(3)	Changes in rate multiplied by change in volume

RESULTS OF OPERATIONS (Continued)

Net Interest Income

Net interest income for the first six months of 2015 was $6,631, an increase of $163, or 2.5%, compared to $6,468 for the same period in 2014. The increase in net interest income is primarily due to decreases in the average balance of and rate paid on time deposits.

Total interest income for the first six months of 2015 was $8,027, an increase of $24 from $8,003 for the same period in 2014. The increase in interest income is primarily due to an increase in income from federal funds sold and other combined with an increase in income from securities available for sale offset by a decrease in income from tax exempt securities available for sale.

The average balance of federal funds sold and other during the first six months of 2015 was $52,794, a decrease of $2,990 from $55,784 during the same period in 2014. The average rate earned on federal funds sold and other in the first six months of 2015 was 0.68% compared to 0.54% for the same period in 2014. The increase in rate is due to the Company’s utilization of excess cash by investing in time deposits in financial institutions.

Interest income on taxable securities increased $16 to $915 in the first six months of 2015 compared to $899 in the first six months of 2014. The increase is primarily due to an increase in the average balance of taxable securities offset by a decrease in the average rate earned on taxable securities.

Total interest expense was $1,396 in the first six months of 2015, a decrease of $139 from $1,535 in the first six months of 2014. The decrease in interest expense is largely due to a reduction in the average rate paid on deposits and the average balance of deposits in the first six months of 2015 compared to the same period in 2014.

Total interest expense on deposits was $996 in the first six months of 2015, a reduction of $149 from $1,145 in the first six months of 2014. The average rate paid on deposits was 0.59% in the first six months of 2015 compared to 0.66% for the same period in 2014. The most significant decreases in average rates were on time deposits. The reduction in average rate paid on deposits was the result of continued decreases in market rates in the Bank’s market area.

Net interest income for the three months ended June 30, 2015 was $3,339, an increase of $79, or 2.4%, compared to $3,260 for the same period in 2014. The increase in net interest income is primarily due to decreases in the average balance of and rate paid on time deposits, similar to factors noted above for the first six months of 2015.

Total interest income for the three months ended June 30, 2015 was $4,042, an increase of $29 from $4,013 for the same period in 2014. The increase in interest income is primarily due to an increase in income from loans, which is from a combination of increased deferred loan fees and a significant recovery received on a loan paid off during the quarter that was formerly on nonaccrual status.

Total interest expense was $703 in the three months ended June 30, 2015, a decrease of $50 from $753 from the same period in 2014. The decrease in interest expense is largely due to a reduction in the average rate paid on deposits and the average balance of deposits, similar to factors noted above for the first six months of 2015.

RESULTS OF OPERATIONS (Continued)

Provisions for Loan Losses

In the first six months of 2015, the Bank reversed $1,563 of the allowance for loan loss as a result of improvements in asset quality and reductions in gross loans. In the first six months of 2014, the Bank reversed $800 of the allowance for loan loss. The ratio of allowance for loan losses to gross loans was 1.70% at June 30, 2015 compared to 2.02% at December 31, 2014.

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

Nonperforming loans decreased from $10,794 at December 31, 2014 to $6,443 at June 30, 2015. The decrease in nonperforming loans is primarily due to decreases in our nonaccrual loans. During the first six months of 2015, a significant number of nonaccrual loans have been paid off. A number of these payoffs resulted in significant recoveries on loan interest income, which contributed to the reversal of the provision for loan loss. The ratio of the allowance to nonperforming loans was 70.46% at June 30, 2015, compared to 47.91% at December 31, 2014. The portion of the allowance attributable to impaired loans was $289 at June 30, 2015 compared to $247 at December 31, 2014. Total impaired loans totaled $6,477 at June 30, 2015 compared to $9,885 at December 31, 2014. As economic conditions continue to improve, we expect that we will continue to see reductions in nonaccrual loans and we believe that we may continue to experience recoveries on certain of these loans, which recoveries may be meaningful.

The portion of the allowance attributable to historical and environmental factors has decreased since December 31, 2014. Management’s evaluation of the allowance for loan losses, in addition to specific loan allocations, is based on volume of non-impaired loans and changes in credit quality and environmental factors. The improvement in the portion of the allowance attributable to historical and environmental factors occurred during the first six months of 2015 due to improvement in credit quality and environmental factors.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2015 and December 31, 2014, based on the most recent analysis performed, the risk category of loans by segment of loans is as follows:

June 30, 2015	Pass	Watch	Special Mention	Substandard	Doubtful

Real estate construction	$15,075	$850	$8	$1,361	$—
1-4 Family residential	86,479	10,414	—	1,793	—
Commercial real estate	97,907	10,681	—	2,292	—
Other real estate loans	8,309	—	—	—	—
Commercial, financial and agricultural	15,461	2,618	—	22	—
Consumer	6,342	6	—	15	—
Tax exempt	24	—	—	—	—
Other loans	651	—	—	—	—

Total	$229,648	$24,569	$8	$5,483	$—

December 31, 2014	Pass	Watch	Special Mention	Substandard	Doubtful

Real estate construction	$12,923	$6,888	$—	$840	$—
1-4 Family residential	85,138	11,288	—	4,767	—
Commercial real estate	82,034	11,074	—	4,447	—
Other real estate loans	5,825	—	—	—	—
Commercial, financial and agricultural	14,412	990	—	112	—
Consumer	5,614	3	—	17	—
Tax exempt	31	—	—	—	—
Other loans	148	—	—	—	—

Total	$206,125	$30,243	$—	$10,183	$—

RESULTS OF OPERATIONS (Continued)

The table below illustrates changes in the AFLL ratio (the ratio, expressed as a percentage, of the allowance for loan losses to total gross loans) over the past five quarters and the changes in related risk metrics over the same periods:

Quarter Ended	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014	June 30, 2014

AFLL Ratio	1.71%	1.85%	2.02%	2.32%	2.39%
ASC 450 allowance ratio (1)	1.64%	1.78%	2.00%	2.06%	2.15%

Specifically impaired loans (ASC 310 component)	$289	$377	$247	$983	$981
Historical and environmental (ASC 450-10 component)	4,251	4,450	4,924	5,122	5,325

Total allowance for loan loss	$4,540	$4,827	$5,171	$6,105	$6,306

Nonperforming loans to gross loans (2)	2.42%	5.00%	4.21%	7.52%	7.92%
Impaired loans to gross loans	2.43%	4.52%	3.85%	5.78%	6.20%
Allowance to nonperforming loans ratio	70.46%	36.92%	47.91%	30.85%	30.15%
Quarter-to-date net charge offs to average gross loans (3)	(0.31%)	(0.40%)	0.35%	0.08%	0.00%

(1)	Historical and environmental component as a percentage of non-impaired loans.
(2)	Nonaccrual loans and loans past due 90 or more days still accruing interest, and troubled debt restructurings still accruing interest as a percentage of gross loans.
(3)	Annualized.

As reflected in the table above, the Company continues to make steady progress at improving its asset quality. Nonperforming loans as a percentage of gross loans are down nearly 70% year over year, and the Company anticipates that it will continue to make progress in this area throughout the remainder of 2015.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

The following table presents information regarding loans included as nonaccrual and troubled debt restructurings and the gross income that would have been recorded in the six-month and three-month periods ended June 30, 2015 and 2014 if the loans had been current:

	Six months ended		Three months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Nonaccrual interest	$383	$579	$142	$273
Troubled debt restructurings interest	37	12	3	2

RESULTS OF OPERATIONS (Continued)

Noninterest Income

Total noninterest income for the first six months of 2015 was $1,197, a decrease of $35, or 2.8% from $1,232 for the same period in 2014. The decrease is due to a decrease in gains on sale of securities available for sale and ATM income offset slightly by an increase in gain on sale of loans.

Gains on sale of securities available for sale for the first six months of 2015 was $1, a decrease of $39, or 97.5%, from $50 for the same period in 2014. This is due to the Company selling fewer securities during the first six months of 2015 than in the same period in 2014.

ATM income for the first six months of 2015 was $40, a decrease of $26, or 39.4%, from $66 for the same period in 2014. This is due to changes in the portion of transaction interchange fees that is allocated to the Bank under contracts with the Bank’s card services vendor.

Gain on sale of loans for the first six months of 2015 was $49, an increase of $27, or 122.7%, from $22 for the same period in 2014. This is a result of an increase in mortgage banking activity during the first six months of 2015 primarily driven by increased refinancing activity.

Total noninterest income for the three months ended June 30, 2015 was $633, a decrease of $32, or 4.8% from $665 for the same period in 2014. The decrease is due to a decrease in the gain on sale of securities available for sale and ATM income offset slightly by an increase in gain on sale of loans, similar to factors noted above for the six month period ended June 30, 2015.

The table below shows noninterest income for the six-month and three-month periods ended June 30, 2015 and 2014.

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Service charge on deposit accounts	$870	$854	$460	$447
Gain on sale of loans	49	22	26	12
Gain on sale of securities available for sale	1	40	—	40
Other:
Investment service income	66	74	37	46
Safe deposit box rental	14	15	7	7
Credit life insurance commissions	2	2	2	2
Bank Owned Life Insurance income	133	128	67	65
ATM income	40	66	20	32
Other customer fees	21	20	12	11
Other equity investment income	—	8	—	2
Other service charges, commissions and fees	1	3	2	1

Total noninterest income	$1,197	$1,232	$633	$665

RESULTS OF OPERATIONS (Continued)

Noninterest Expense

Noninterest expense for the first six months of 2015 was $6,950, an increase of $42, or 0.6% from $6,908 for the same period in 2014. The increase is primarily due to an increase in salaries and employee benefits, occupancy expense, operational expense and data processing offset by decreases in regulatory and compliance expense and other real estate expense.

Salaries and employee benefits totaled $3,464 in the first six months of 2015, an increase of $166, or 5.0%, from $3,298 for the same period in 2014. This increase is primarily the result of the addition of commercial loan officers combined with cost of living salary increases.

Occupancy expense totaled $477 in the first six months of 2015, an increase of $105, or 28.2%, from $372 for the same period in 2014. The increase is primarily due to a one-time adjustment of deferred rent expense related to a long-term lease on property utilized for one of the Bank’s branch locations that occurred during the first six months of 2014, resulting in lower than normal expense in that period. The adjustment reduced occupancy expense by $108 in the first six months of 2014. The Bank purchased the property from the lessor in 2014, terminating the lease.

Regulatory and compliance expense totaled $347 in the first six months of 2015, a decrease of $185, or 34.8%, from $532 for the same period in 2014. The decrease is primarily due to a reduction in the Bank’s FDIC insurance expense premium as a result of the lifting of the Consent Order.

Other real estate expense totaled $253 for the first six months of 2015, a decrease of $125, or 33.1%, from $378 for the same period in 2014. Other real estate expense decreased during the first six months of 2015 as a result of fewer properties being sold at a loss and fewer properties experiencing writedowns as a result of stabilization of real estate prices.

Noninterest expense for the three months ended June 30, 2015 was $3,575, an increase of $148, or 4.3% from $3,427 for the same period in 2014. The increase is primarily due to an increase in salaries and employee benefits and other real estate expense and data processing offset by decreases in regulatory and compliance expense, similar to factors noted above for the six-month period ended June 30, 2015.

Other real estate expense totaled $210 for the three months ended June 30, 2015, an increase of $71, or 51.1%, from $139 for the same period in 2014. Other real estate expense increased during the three months ended June 30, 2015 as a result of two properties selling with losses during the second quarter of 2015.

RESULTS OF OPERATIONS (Continued)

The table below shows noninterest expense for the six-month and three-month periods ended June 30, 2015 and 2014:

	Six Months Ended		Three Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Salaries and employee benefits	$3,464	$3,298	$1,731	$1,651
Regulatory and compliance	347	532	175	268
Occupancy	477	372	236	226
Furniture and equipment	148	154	74	77
Data processing fees	601	568	305	293
Advertising and public relations	97	102	47	47
Operational expense	241	206	128	106
Other real estate expense	253	378	210	139
Other:
Loan expense	45	24	21	2
Legal	46	25	22	3
Audit and accounting fees	165	156	83	77
Postage and freight	126	145	59	74
Director expense	117	124	63	63
ATM expense	344	326	182	167
Amortization of intangible asset	69	69	35	35
Holding losses on loans held for sale	—	(12)	—	(12)
Insurance expense	158	196	76	98
Printing	32	36	16	18
Other employee expenses	43	51	23	25
Dues & memberships	27	24	14	12
Miscellaneous taxes and fees	23	21	6	2
Federal Reserve and other bank charges	15	21	8	10
Other	112	92	61	46

Total noninterest expense	$6,950	$6,908	$3,575	$3,427

RESULTS OF OPERATIONS (Continued)

Income Taxes

During 2010, the Company established a valuation allowance against all of its deferred tax assets and has maintained that valuation allowance through the first six months of 2015.

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

The Company is in the process of seeking approval to pay the deferred interest payments on its subordinated debentures. If the Company is allowed to make the requested interest payments, it is likely that we will be able to reinstate some or all of the unrecognized deferred tax assets.

As of June 30, 2015, we have federal and state income tax net operating loss (NOL) carryforwards of $26,185 and $54,130, which will expire at various dates from 2020 through 2032. Such NOL carryforwards expire as follows:

	Federal	State
2020-2024	$—	$18,222
2025-2029	—	35,908
2030-2032	26,185	—

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

The Bank’s primary uses of cash are lending to its borrowers and investing in securities and short-term interest-earning assets. During 2014, regular loan repayments outpaced loan demand, resulting in a decrease in gross loans and contributing to the increase in cash and cash equivalents. However, during the first six months of 2015, loan growth has outpaced deposit growth, and management believes this trend will continue throughout the remainder of 2015. In addition to funding loan growth, management plans to continue to utilize excess liquidity to invest in securities available for sale and time deposits in other financial institutions.

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

On April 19, 2012, the Company entered into the Written Agreement with the FRB. The Written Agreement replaces the board resolution adopted by the Board of Directors on January 18, 2011. Under the terms of the Written Agreement, the Company has agreed to, among other things, take the following actions:

•	Take appropriate steps to fully utilize the Company’s financial and managerial resources to serve as a source of strength to the Bank, including taking steps to ensure that the Bank complied with the Consent Order while it remained in effect;

•	Submit within 60 days of April 19, 2012 a written plan to maintain sufficient capital at the Company on a consolidated basis, and within 10 days of approval of the plan by the FRB, adopt the approved capital plan;

LIQUIDITY AND CAPITAL RESOURCES (Continued)

•	Submit within 60 days of April 19, 2012 a written statement of the Company’s planned sources and uses of cash for debt service, operating expenses, and other purposes for 2012;

•	Provide notice in compliance with applicable federal law and regulations, of any changes in directors or senior executive officer of the Company;

•	Comply with applicable federal law and regulations restricting indemnification and severance payments; and

•	Provide within 45 days after the end of each calendar quarter, a written progress report detailing the form and manner of all actions taken to secure compliance with the provisions of the Written Agreement.

In addition, under the terms of the Written Agreement, the Company has agreed to, among other things, the following actions:

•	Refrain from declaring or paying any dividends without prior approval;

•	Not directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank without prior approval;

•	Not (along with the Company’s non-bank subsidiary) make any distributions of interest, principal, or other sums on subordinated debentures or trust preferred securities without prior approval;

•	Not (along with the Company’s non-bank subsidiary) directly or indirectly incur, increase, or guarantee any debt without prior approval; and

•	Not directly or indirectly purchase or redeem any shares of its stock without prior approval.

As of June 30, 2015 all of the plans required to be submitted to the FRB have been submitted and approved. Management believes that the Company is in compliance with the requirements of the Written Agreement as of June 30, 2015.

The Company’s principal source of liquidity for dividend payments is dividends received from the Bank. Although the Bank was profitable in each of 2012, 2013, 2014, and the first six months of 2015, the Bank was prohibited under the terms of the Consent Order with the FDIC and the written agreement with the Department, and is currently prohibited under the terms of the informal agreement entered into by the Bank, from paying dividends to the Company without prior approval from the FDIC and the Department. Moreover, because the Bank has negative retained earnings, approval of the FDIC is required for the Bank to pay a dividend to the Company.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company will not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The terms of the Written Agreement, which replaced the board resolution, among other things, similarly prohibit the Company from incurring debt, paying dividends or interest or redeeming shares of its capital stock without the approval of the FRB. The Company requested permission to make dividend payments on the Preferred Shares and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three issuances of subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common stock or preferred stock, including the Preferred Shares, and the Company’s subsidiary may not pay dividends on the subsidiary’s common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the Preferred Shares beginning in the second quarter of 2011. At June 30, 2015, the Company has $4,919 of interest accrued for which payment is being deferred. In addition, the Company has accumulated $5,198 in deferred dividends on the Preferred Shares as of June 30, 2015. The Company will reach 20 consecutive quarters of deferral of interest on its subordinated debentures during the first quarter of 2016 and if the deferred interest payments are not paid in full prior to that time the Company will be in default under the related indentures. The Company and the Bank have entered into discussions with the Company’s and the Bank’s regulators to secure permission to pay the deferred interest payments with available cash of the Company and the proceeds of a dividend from the Bank prior to the Company being in default. If the Company and the Bank are able to secure the required approvals and the Company makes the deferred interest payments, the Company expects that it would likely be required to begin deferring interest payments again beginning in the first or second quarter of 2016. The Company’s subsidiary Community First Properties, Inc. suspended payment of its dividends on its preferred stock beginning with the dividend payment due December 31, 2011. At June 30, 2015, Community First Properties, Inc. has $63 of preferred stock dividends accrued for which payment is being deferred. Since the Company has deferred payment of dividends on the Preferred Shares for more than six quarters, the holders of the Preferred Shares now have the right to elect up to two directors to the Company’s board of directors. On April 14, 2014, the U.S. Treasury sold all of the Preferred Shares of it owned in a modified Dutch auction. The Company received none of the proceeds from the sale by the U.S. Treasury of the Preferred Shares.

Although the Bank was profitable in each of 2012, 2013, 2014, and the first six months of 2015, the Bank is prohibited under the terms of the informal agreement with the FDIC and the Department (and, until it was terminated, the Consent Order) from paying dividends to the Company without prior approval from the FDIC and the Department. The Company is also restricted in the types and amounts of dividends it can pay by the terms of the Preferred Shares and by the terms of the Written Agreement, which prohibits the Company from paying interest or dividends (including interest on the Company’s subordinated debentures and dividends on the Preferred Shares) without the FRB’s prior approval. The Company is currently considering the options available to it to increase capital levels at the Bank and the Company, including the sale of common or preferred stock of the Company, or alternatively the sale of the Company. Any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company. This change in control would likely qualify as a change in control under the IRS’s regulations related to the preservation of net operating loss carryforwards causing the Company to likely forfeit this benefit. The loss of this benefit would not cause the Company to recognize a cash charge, but rather would eliminate the benefit that the Company would otherwise be able to utilize to offset future year’s profits, if any, to reduce the Company’s tax liability.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

In late 2010, the Basel Committee on Banking Supervision issued “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”), a new capital framework for banks and bank holding companies. Basel III will impose a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. In July 2013, the federal bank regulatory agencies, including the Federal Reserve and the FDIC, adopted final rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in Basel III and certain provisions of the Dodd-Frank Act. The rules, which became effective January 1, 2015, apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500,000 (or, if currently proposed regulatory changes are approved, $1,000,000) or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules establish a new common equity Tier 1 minimum capital requirement of 4.5% and a minimum Tier 1 capital requirement of 6% (up from 4%) and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status. In order to be considered “well-capitalized” beginning on January 1, 2015, the Bank must maintain at least the following minimum capital ratios: common equity Tier 1 capital of 6.5%; tier 1 risk-based capital of 8% (up from 6%); total risk-based capital of 10%; and tier 1 leverage capital of 5%. The rules limit a banking organization’s capital distributions and certain discretionary bonus payments as well as a banking organization’s ability to repurchase its own shares if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of Tier 1 capital (when the buffer is fully phased in) in addition to the amount necessary to meet its minimum risk-based capital requirements. As a result, when fully phased in, the minimum capital requirements, inclusive of the capital conservation buffer, would be a Tier 1 leverage ratio of 4%, a Tier 1 common risk-based equity capital ratio of 7%, a Tier 1 equity risk-based capital ratio of 8.5% and a total risk-based capital ratio of 10.5%. Under the new rules, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. The Company’s cumulative stock and trust preferred securities will continue to be considered Tier 1 capital under grandfathering provisions included in the new rules. The new rules also introduce a new regulatory capital ratio, common equity Tier 1 capital, which will generally consist of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions. The rules allowed banks and their holding companies with less than $250,000,000 in assets a one-time opportunity to opt out of a requirement to include unrealized gains and losses in Accumulated Other Comprehensive Income, which the Bank and the Company has exercised. Because the Company’s total consolidated assets are below $500,000, these capital rules are not applicable to the Company on a consolidated basis. The Bank, though, is subject to these rules. Should the Company’s total consolidated assets increase to more than $500,000 (or if currently proposed regulatory changes are approved $1,000,000), the Company would then be subject to these rules.

At June 30, 2015, the Company had unfunded loan commitments outstanding of $36,504 and unfunded letters of credit of $1,714. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If the Company needed to fund these outstanding commitments, it has the ability to liquidate federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Company could sell participations in these or other loans to correspondent banks.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

At June 30, 2015 and December 31, 2014, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered “well-capitalized” under prompt corrective action guidelines and the ratios required by the Consent Order were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Regulatory Provisions(1)		Required by terms of Regulatory Agreements(2)
June 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$47,958	16.25%	$23,615	8.00%	$29,519	10.00%	$35,423	12.00%
Consolidated	30,535	10.33%	23,636	8.00%	29,545	10.00%	N/A	N/A

Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$44,257	14.99%	$13,283	4.50%	$19,187	6.50%	N/A	N/A
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$44,257	14.99%	$17,711	6.00%	$23,615	8.00%	$29,519	10.00%
Consolidated	17,887	6.05%	11,818	4.00%	17,727	6.00%	N/A	N/A

Tier 1 Capital to average assets
Community First Bank & Trust	$44,257	9.88%	$17,916	4.00%	$22,394	5.00%	$38,070	8.50%
Consolidated	17,887	3.97%	18,031	4.00%	N/A	N/A	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Regulatory Provisions(1)		Required by terms of Regulatory Agreements(2)
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$44,173	16.32%	$21,654	8.00%	$27,068	10.00%	$32,481	12.00%
Consolidated	26,624	9.83%	21,668	8.00%	27,086	10.00%	N/A	N/A

Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$40,768	15.06%	$10,827	4.00%	$16,241	6.00%	$27,068	10.00%
Consolidated	15,477	5.71%	10,834	4.00%	16,251	6.00%	N/A	N/A

Tier 1 Capital to average assets
Community First Bank & Trust	$40,768	9.32%	$17,490	4.00%	$21,862	5.00%	$34,979	8.00%
Consolidated	15,477	3.52%	17,586	4.00%	N/A	N/A	N/A	N/A

(1)	Because the Company’s total assets were less than $500,000 at June 30, 2015, the Company was not, at that date, subject to capital level requirements at that level.
(2)	Reflects minimum capital ratios required by the informal agreement the Bank entered into with the FDIC and the Department on October 27, 2014.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

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

Management continually monitors the Bank’s sources and uses of cash in order to plan for future liquidity needs. The Bank’s most potentially volatile funding liabilities are national market time deposits. The Bank reduced its reliance on these funding sources during 2013 and 2014, but in the first six months of 2015 the Bank’s national market CDs increased to $8,035 at June 30, 2015 compared to $7,240 at December 31, 2014. The increase in national market CDs is due to management’s decision to take advantage of the favorable rates in that sector of the deposit market.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management uses a gap simulation model that takes cash flows into consideration. These include mortgage-backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and negotiable order of withdrawal (“NOW”) accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing our pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest-bearing deposits that is actually repriceable within a year. Our cumulative one year gap position at June 30, 2015, was 0.74% of total assets. Our policy states that our one-year cumulative gap should not exceed 15% of total assets.

At June 30, 2015, $148,916 of $453,680 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year totaled $91,426, or 34.8% of total loans, including loans held for sale at June 30, 2015. As of June 30, 2015, we had $132,282 in time deposits maturing or repricing within one year.

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

June 30, 2015
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in net interest income	(3.23%)	(1.14%)	(2.02%)	(6.56%)

December 31, 2014
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in net interest income	(8.55)%	(3.11%)	(1.13%)	(5.64%)

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

June 30, 2015
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in equity at risk	(10.44%)	(4.39%)	1.42%	(1.68%)

December 31, 2014
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in equity at risk	(13.33%)	(5.53%)	2.05%	(0.64%)

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

Because the Company is currently deferring the payment of interest on its outstanding subordinated debentures, the Company is not currently permitted to pay dividends on its outstanding Preferred Shares originally issued to the U.S. Treasury pursuant to the CPP. The Company has not paid these dividends since the dividend payment on February 15, 2011. The total aggregate amount of dividends due but unpaid on the Preferred Shares as of the date of this report is $5,198.

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

Community First, Inc.
(Registrant)

August 7, 2015	/s/ Louis E. Holloway
(Date)	Louis E. Holloway, President and Chief Executive Officer

August 7, 2015	/s/ Jon Thompson
(Date)	Jon Thompson, Chief Financial Officer