Form 10-Q
period 2015-09-30
COMMUNITY FIRST INC
filed 2015-11-13
CIK 1179500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  Common stock outstanding (no par value): 3,275,900 shares of common stock, no par value per share, as of November 13, 2015.

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Community First, Inc.

Consolidated Balance Sheets

September 30, 2015 (Unaudited) and December 31, 2014

(amounts in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
Assets
Cash and due from financial institutions	$30,304	$38,256
Time deposits in other financial institutions	22,414	22,177
Securities available for sale, at fair value	112,072	91,440
Loans held for sale, at fair value	—	106
Loans	263,212	256,436
Allowance for loan losses	(4,354)	(5,171)
Net loans	258,858	251,265
Restricted equity securities, at cost	1,727	1,727
Premises and equipment, net	11,803	11,832
Accrued interest receivable	1,138	1,034
Core deposit and customer relationship intangibles, net	974	1,078
Other real estate owned, net	8,704	13,734
Bank owned life insurance	10,066	9,864
Other assets	2,598	1,042
Total Assets	$460,658	$443,555
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$70,508	$60,780
Interest-bearing	338,273	337,300
Total Deposits	408,781	398,080
Subordinated debentures	23,000	23,000
Accrued interest payable	5,760	4,921
Other liabilities	9,721	6,668
Total Liabilities	447,262	432,669

Community First, Inc.

Consolidated Balance Sheets

September 30, 2015 (Unaudited) and December 31, 2014

(Continued)

(amounts in thousands, except share and per share data)

	September 30, 2015	December 31, 2014
Shareholders’ Equity
Senior Preferred shares, no par value; 9% cumulative. Authorized 2,500,000 shares; 17,806 issued and outstanding with liquidation value of $23,652 at September 30, 2015 and $21,849 at December 31, 2014.	17,806	17,806
Warrant Preferred shares, no par value; 9% cumulative. 890 issued and outstanding with liquidation value of $1,343 at September 30, 2015 and $1,211 at December 31, 2014.	890	890
Total Preferred shares	18,696	18,696
Common stock, no par value; Authorized 10,000,000 shares; 3,275,439 shares issued and outstanding at September 30, 2015 and 3,274,946 shares issued and outstanding at December 31, 2014	28,602	28,591
Accumulated deficit	(32,674)	(34,957)
Accumulated other comprehensive loss, net	(1,228)	(1,444)
Total Shareholders' Equity	13,396	10,886
Total Liabilities and Shareholders’ Equity	$460,658	$443,555

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income

Nine Months and Three Months Ended September 30, 2015 and 2014

(Unaudited)

(amounts in thousands, except share and per share data)	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Interest income
Loans, including fees	$11,170	$10,313	$4,260	$3,406
Taxable securities	1,455	1,398	540	499
Tax-exempt securities	37	62	12	15
Federal funds sold and other	266	227	89	77
Total interest income	12,928	12,000	4,901	3,997
Interest expense
Deposits	1,506	1,668	510	523
Subordinated debentures and other	756	592	356	202
Total interest expense	2,262	2,260	866	725
Net interest income	10,666	9,740	4,035	3,272
Provision for loan losses	(2,257)	(800)	(694)	—
Net interest income after provision for loan losses	12,923	10,540	4,729	3,272
Noninterest income
Service charges on deposit accounts	1,327	1,290	457	436
Gain on sale of loans	71	59	22	37
Gain on sale of securities available for sale	5	213	4	173
Other	408	488	131	172
Total noninterest income	1,811	2,050	614	818
Noninterest expense
Salaries and employee benefits	5,221	4,980	1,757	1,682
Regulatory and compliance	520	797	173	265
Occupancy	725	606	248	234
Furniture and equipment	234	236	86	82
Data processing fees	917	860	316	292
Advertising and public relations	140	143	43	41
Operational expense	358	307	117	101
Other real estate owned expense	403	827	150	449
Other	1,997	2,010	675	712
Total noninterest expenses	10,515	10,766	3,565	3,858
Income before income tax expense	4,219	1,824	1,778	232

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income

Nine Months and Three Months Ended September 30, 2015 and 2014

(Unaudited, Continued)

(amounts in thousands, except share and per share data)	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Income tax expense	—	—	—	—
Net income	4,219	1,824	1,778	232
Preferred stock dividends declared	(1,936)	(1,147)	(1,102)	(424)
Accretion of preferred stock discount	—	(33)	—	—
Net income available to common shareholders	$2,283	$644	$676	$(192)
Income per share available to common shareholders
Basic	$0.70	$0.20	$0.21	$(0.06)
Diluted	$0.70	0.20	$0.21	(0.06)
Weighted average common shares outstanding
Basic	3,275,204	3,274,844	3,275,421	3,274,876
Diluted	3,275,204	3,274,844	3,275,421	3,274,876
Comprehensive Income
Net income	$4,219	$1,824	$1,778	$232
Reclassification adjustment for realized gains included in net income, net of $0 income taxes	(5)	(213)	(4)	(173)
Unrealized (losses) gains on securities, net of $0 income taxes	221	930	530	(253)
Comprehensive income	$4,435	$2,541	$2,304	$(194)

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2015

(Unaudited)

(amounts in thousands, except share and per share data)

	Common Shares	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Equity
Balance at January 1, 2015	3,274,946	$18,696	$28,591	$(34,957)	$(1,444)	$10,886
Sale of shares of common stock	493	—	11	—	—	11
Cash dividends declared on preferred stock	—	—	—	(1,936)	—	(1,936)
Net income	—	—	—	4,219	—	4,219
Reclassification adjustment for realized gains included in net income, net of $0 income taxes	—	—	—	—	(5)	(5)
Change in unrealized loss on securities available for sale, net of $0 income tax	—	—	—	—	221	221
Balance at September 30, 2015	3,275,439	$18,696	$28,602	$(32,674)	$(1,228)	$13,396

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2015 and 2014

(Unaudited)

(amounts in thousands, except share and per share data )	Nine Months Ended September 30,
	2015	2014
Cash flows from operating activities
Net income	$4,219	$1,824
Adjustments to reconcile net income to net cash from operating activities
Depreciation	433	410
Amortization on securities, net	642	357
Core deposit intangible amortization	104	104
Reversal of provision for loan losses	(2,257)	(800)
Loans originated for sale	(2,429)	(2,226)
Proceeds from sale of loans	2,836	2,285
Gain on sale of loans	(71)	(59)
Net collected loan recoveries	1,440	—
(Increase) decrease in accrued interest receivable	(104)	148
Increase in accrued interest payable	839	540
Increase in surrender value of bank owned life insurance	(202)	(194)
Gain on sale of securities	(5)	(213)
Net write down of other real estate owned	487	751
Other, net	(1,952)	2,483
Net cash from operating activities	3,980	5,410
Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(45,596)	(33,217)
Other	(1,086)	(5,133)
Sales:
Mortgage-backed securities	3,759	5,068
Other	10,854	19,519
Maturities, prepayments, and calls:
Mortgage-backed securities	11,016	6,636
Other	—	2,060
Net (increase) decrease in loans	(5,583)	8,892
Proceeds from sales of other real estate owned	4,672	3,321
Decrease (increase) in time deposits in other financial institutions	(237)	(13,450)
Additions to premises and equipment	(443)	(1,673)
Net cash used in investing activities	(22,644)	(7,977)

Community First, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2015 and 2014

(Unaudited, Continued)

(amounts in thousands, except share and per share data )	Nine Months Ended September 30,
	2015	2014
Cash flows from financing activities
Net increase in deposits	10,701	(14,717)
Proceeds from issuance of common stock	11	1
Net cash from financing activities	10,712	(14,716)
Net decrease in cash and cash equivalents	(7,952)	(17,283)
Cash and cash equivalents at beginning of period	38,256	49,036
Cash and cash equivalents at end of period	$30,304	$31,753

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$1,423	$1,720
Income taxes paid	23	13
Supplemental noncash disclosures
Transfers from loans to repossessed assets	247	414
Preferred stock dividends declared but not paid	1,936	1,147
Subordinated debenture interest accrued but not paid	756	592

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2015

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

The unaudited consolidated financial statements as of September 30, 2015 and for the nine-month and three-month periods ended September 30, 2015 and 2014 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the information.  They do not include all the information and footnotes required by GAAP for complete financial statements.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the 2014 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015 (File No. 000-49966) (the “2014 Form 10-K”).

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

September 30, 2015

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

NOTE 2 - SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at September 30, 2015 and December 31, 2014 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), net of applicable income taxes:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2015
U.S. Government sponsored entities	$6,870	$4	$(12)	$6,862
Mortgage-backed (residential)	101,910	537	(121)	102,326
State and municipal	2,843	41	—	2,884
Total	$111,623	$582	$(133)	$112,072
December 31, 2014
U.S. Government sponsored entities	$15,618	$—	$(266)	$15,352
Mortgage-backed (residential)	73,576	530	(92)	74,014
State and municipal	2,012	62	—	2,074
Total	$91,206	$592	$(358)	$91,440

The proceeds from sales of securities and the associated gains and losses are listed below:

	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
Proceeds	$14,613	$24,587	$10,953	$12,825
Gross gains	80	376	59	271
Gross losses	(75)	(163)	(55)	(98)

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

The amortized cost and fair value of the securities portfolio are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage backed securities are presented separately due to varying maturity dates as a result of prepayments.

	September 30, 2015
	Amortized Cost	Fair Value
Due in one year or less	$340	$344
Due after one through five years	5,888	5,900
Due after five through ten years	2,401	2,403
Due after ten years	1,084	1,099
Mortgage backed (residential)	101,910	102,326
Total	$111,623	$112,072

At September 30, 2015 and December 31, 2014, respectively, securities totaling $48,190 and $41,829 were pledged to secure public deposits.

The Company did not hold securities of any one issuer, other than U.S. Government sponsored entities, with a face amount greater than 10% of shareholders’ equity as of September 30, 2015 or December 31, 2014.

The following table summarizes securities with unrealized losses at September 30, 2015 and December 31, 2014 aggregated by major security type and length of time in a continuous unrealized loss position:

September 30, 2015	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Government sponsored entities	$1,872	$(3)	$2,488	$(9)	$4,360	$(12)
Mortgage-backed (residential)	27,620	(105)	4,822	(16)	32,442	(121)
Total temporarily impaired	$29,492	$(108)	$7,310	$(25)	$36,802	$(133)

December 31, 2014	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
U.S. Government sponsored entities	$246	$(4)	$15,106	$(262)	$15,352	$(266)
Mortgage-backed (residential)	6,869	(26)	6,963	(66)	13,832	(92)
Total temporarily impaired	$7,115	$(30)	$22,069	$(328)	$29,184	$(358)

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2015

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

As of September 30, 2015, the Company’s securities portfolio consisted of 96 securities, 21 of which were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company did not have at September 30, 2015 the intent to sell these securities and at that date it was likely that it would not be required to sell the securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2015.

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Investment Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on matrix pricing which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities' relationship to other benchmark quoted securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using estimates of current market rates for each type of security.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2015

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

NOTE 3 - FAIR VALUE (Continued)

Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements at September 30, 2015 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. government sponsored entities	$6,862	$6,862	$—
Mortgage-backed (residential)	102,326	102,326	—
State and municipals	2,884	2,782	102
Total available for sale securities	112,072	111,970	102
Loans held for sale	—	—	—

		Fair Value Measurements at December 31, 2014 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. government sponsored entities	$15,352	$15,352	$—
Mortgage-backed (residential)	74,014	74,014	—
State and municipals	2,074	1,971	103
Total available for sale securities	91,440	91,337	103
Loans held for sale	106	106	—

There were no transfers among fair value pricing levels during the nine months ended September 30, 2015 and 2014.

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine-month and three-month periods ended September 30, 2015 and 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) State and County Municipal Securities
	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
Beginning balance	$103	$105	$102	$105
Change in fair value	(1)	(1)	—	(1)
Ending balance	$102	$104	$102	$104

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

NOTE 3 - FAIR VALUE (Continued)

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	September 30, 2015
	Carrying Value	Fair Value Measurements using other significant unobservable inputs (Level 3)
Assets:
Impaired loans:
1-4 Family residential	$241	$241
Commercial real estate	211	211
Commercial, financial and agricultural	103	103
Total impaired loans	555	555
Other real estate owned:
Construction and development	2,526	2,526
1-4 Family residential	665	665
Non-farm, non-residential	3,115	3,115
Total other real estate owned	6,306	6,306

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2015

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

Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $914 at September 30, 2015, with a valuation allowance of $359, resulting in no additional provision for loan losses for the nine-month period ended September 30, 2015. No additional provision was recorded in the first nine months of 2014 on impaired loans. Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $3,373, with a valuation allowance of $66, resulting in no additional provision for loan losses for the year ended December 31, 2014.

Other real estate owned, measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $6,306, which is made up of the outstanding balance of $7,807, net of a valuation allowance of $1,501 at September 30, 2015, resulting in a write-down of $308 charged to expense in the nine months ended September 30, 2015, compared to a write-down of $523 charged to expense in the first nine months of 2014. Net carrying amount was $9,082 at December 31, 2014, which was made up of the outstanding balance of $10,681, net of a valuation allowance of $1,599.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

NOTE 3 - FAIR VALUE (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments at fair value on a non-recurring basis at September 30, 2015:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (1)
Impaired Loans:
1-4 Family residential	$241	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (0.0%) (0.0%)
Commercial real estate	$211	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (8.5%) (7.2%)
Commercial, financial and agricultural	$103	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (0.0%) (0.0%)
Other real estate owned:
Construction and development	$2,526	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (9.5%) (0.3%)
1-4 Family residential	$665	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (10.0%) (4.1%)
Non-farm, non-residential	$3,115	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (0.0%) (0.0%)

(1)

The range presented in the table reflects the discounts applied by the independent appraiser in arriving at their conclusion of market value. Management applies an additional 15% discount to the appraiser’s conclusion of market value to arrive at fair value.

Carrying amount and estimated fair values of significant financial instruments at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	30,304	30,304	30,304	—	—
Time deposits in other financial institutions	22,414	22,376	—	22,376	—
Securities available for sale	112,072	112,072	—	111,970	102
Loans held for sale, at fair value	—	—	—	—	—
Loans, net of allowance	258,858	252,556	—	—	252,556
Restricted equity securities	1,727	NA	NA	NA	NA
Accrued interest receivable	1,138	1,138	26	315	797
Financial liabilities
Deposits with stated maturities	205,372	206,334	—	206,334	—
Deposits without stated maturities	203,409	203,409	203,409	—	—
Accrued interest payable	5,760	5,760	2	483	5,275
Subordinated debentures	23,000	13,000	—	—	13,000

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2015

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

NOTE 4 - LOANS

Loans outstanding by category at September 30, 2015 and December 31, 2014 were as follows:

	September 30, 2015	December 31, 2014
Real estate construction:
Residential construction	$10,596	$9,382
Other construction	7,850	16,520
1-4 Family residential:
Revolving, open ended	16,169	17,147
First liens	84,361	83,618
Junior liens	1,676	1,926
Commercial real estate:
Farmland	7,702	7,495
Owner occupied	49,651	42,383
Non-owner occupied	52,580	49,455
Other real estate secured loans	7,095	5,825
Commercial, financial and agricultural:
Agricultural	828	855
Commercial and industrial	17,971	14,659
Consumer	6,634	5,641
Tax exempt	14	31
Other	85	1,499
	$263,212	$256,436

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

NOTE 4 – LOANS (Continued)

The following tables present activity in allowance for loan losses and the outstanding loan balance by portfolio segment and are based on impairment methods as of September 30, 2015 and 2014. The balances for “recorded investment” in the following tables related to credit quality do not include approximately $797, $790 and $744 in accrued interest receivable at September 30, 2015, September 30, 2014 and December 31, 2014, respectively. Accrued interest receivable is a component of the Company’s recorded investment in loans.

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Nine months ended September 30, 2015
Activity in the allowance for loan losses:
Beginning Balance	$892	$2,332	$994	$22	$399	$22	$—	$—	$510	$5,171
Charge-offs	—	(90)	—	—	(25)	(6)	—	(37)	—	(158)
Recoveries	128	118	616	—	245	4	—	487	—	1,598
Provision	(322)	(463)	(920)	(10)	—	(2)	—	(450)	(90)	(2,257)
Total ending allowance balance	698	1,897	690	12	619	18	—	—	420	4,354
Nine months ended September 30, 2014
Activity in the allowance for loan losses:
Beginning Balance	$1,249	$3,235	$1,273	$33	$704	$24	$—	$929	$592	$8,039
Charge-offs	(103)	(100)	—	—	(113)	—	—	(957)	—	(1,273)
Recoveries	43	24	21	—	12	3	—	36	—	139
Provision	(224)	(602)	(314)	(9)	(121)	—	—	456	14	(800)
Total ending allowance balance	$965	$2,557	$980	$24	$482	$27	$—	$464	$606	$6,105

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Three months ended September 30, 2015
Activity in the allowance for loan losses:
Beginning Balance	$775	$2,016	$842	$22	$414	$18	$—	$—	$453	$4,540
Charge-offs	—	(3)	—	—	(4)	(6)	—	(22)	—	(35)
Recoveries	—	49	3	—	17	1	—	473	—	543
Provision	(77)	(165)	(155)	(10)	192	5	—	(451)	(33)	(694)
Total ending allowance balance	$698	$1,897	$690	$12	$619	$18	$—	$—	$420	$4,354
Three months ended September 30, 2014
Activity in the allowance for loan losses:
Beginning Balance	$997	$2,560	$1,134	$14	$575	$24	$—	$465	$537	$6,306
Charge-offs	(103)	—	—	—	(113)	—	—	(14)	—	(230)
Recoveries	(1)	15	4	—	3	1	—	7	—	29
Provision	72	(18)	(158)	10	17	2	—	6	69	—
Total ending allowance balance	$965	$2,557	$980	$24	$482	$27	$—	$464	$606	$6,105

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

NOTE 4 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Ending allowance balance attributable to loans at September 30, 2015:
Individually evaluated for impairment	$—	$285	$78	$—	$121	$—	$—	$—	$—	$484
Collectively evaluated for Impairment	698	1,612	612	12	498	18	—	—	420	3,870
Total ending allowance balance	$698	$1,897	$690	$12	$619	$18	$0	$0	$420	$4,354
Ending allowance balance attributable to loans at December 31, 2014:
Individually evaluated for impairment	$66	$126	$55	$—	$—	$—	$—	$—	$—	$247
Collectively evaluated for Impairment	826	2,206	939	22	399	22	—	—	510	4,924
Total ending allowance balance	$892	$2,332	$994	$22	$399	$22	$—	$—	$510	$5,171
Loans at September 30, 2015:
Individually evaluated for impairment	$4	$2,239	$1,650	$—	$224	$4	$—	$—		$4,121
Collectively evaluated for impairment	18,442	99,967	108,283	7,095	18,575	6,630	14	85		259,091
Total loans balance	$18,446	$102,206	$109,933	$7,095	$18,799	$6,634	$14	$85		$263,212
Loans at December 31, 2014:
Individually evaluated for impairment	$5,250	$1,499	$1,778	$—	$—	$7	$—	$1,351		$9,885
Collectively evaluated for impairment	20,652	101,192	97,555	5,825	15,514	5,634	31	148		246,551
Total loans balance	$25,902	$102,691	$99,333	$5,825	$15,514	$5,641	$31	$1,499		$256,436

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

NOTE 4 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the nine months ended September 30, 2015:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Other construction	$—	$—	$—	$1,834	$—	$—
1-4 Family residential:
Revolving, open ended	53	53	—	54	2	2
Junior liens	—	—	—	41	—	—
Commercial real estate:
Non-owner occupied	32	32	—	630	2	2
Consumer	4	4	—	5	—	—
Other loans	—	—	—	1,013	—	—
Total with no related allowance recorded	89	89	—	3,577	4	4
With an allowance recorded:
Real estate construction:
Other construction	5	5	—	1,041	—	—
1-4 Family residential:
Revolving, open ended	33	33	33	35	2	2
First Liens	1,980	1,979	79	1,850	79	80
Junior liens	173	173	173	43	4	5
Commercial real estate:
Owner occupied	516	516	51	538	33	24
Non-owner occupied	1,102	1,102	27	691	46	46
Commercial, financial and agricultural
Commercial and industrial	224	224	121	56	12	13
Consumer	—	—	—	1	—	—
Total with an allocated allowance recorded	4,033	4,032	484	4,255	176	170
Total	$4,122	$4,121	$484	$7,832	$180	$174

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

NOTE 4 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2015:

	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Other construction	$—	$—	$—
1-4 Family residential:
Revolving, open ended	53	—	1
Commercial real estate:
Non-owner occupied	33	1	1
Consumer	5	—	—
Other loans	676	—	—
Total with no related allowance recorded	767	1	2
With an allowance recorded:
Real estate construction:
Other construction	684	—	—
1-4 Family residential:
Revolving, open ended	33	1	1
First Liens	1,984	26	22
Junior liens	87	4	5
Commercial real estate:
Owner occupied	531	17	13
Non-owner occupied	1,105	15	15
Commercial, financial and agricultural
Commercial and industrial	112	12	13
Consumer	—	—	—
Total with an allocated allowance recorded	4,536	75	69
Total	$5,303	$76	$71

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2015

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

September 30, 2015

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
Commercial real estate:
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

September 30, 2015

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

Troubled Debt Restructurings

The Company has $7,753 of loans with allocated specific reserves of $278 to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2015 compared to $9,852 with allocated specific reserves of $214 at December 31, 2014.  The Company lost $40 and $107 of interest income in the nine months and $3 and $95 of interest income in the three months ended September 30, 2015 and 2014, respectively, that would have been recorded in interest income if the specific loans had not been restructured.  The Bank had no commitments to lend additional funds to loans classified as troubled debt restructurings at September 30, 2015 or December 31, 2014.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

NOTE 4 – LOANS (Continued)

During the first nine months of 2015, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or granting of amortization terms for balloon notes that are longer than the Bank’s typical practice.

Modifications involving a reduction of the stated interest rate and extension of the maturity date of the loan were for periods ranging from six months to two years.

Loans classified as troubled debt restructurings are included in impaired loans.

The following table presents loans by class modified as troubled debt restructurings that occurred during the first nine months of 2015 and 2014:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
September 30, 2015
Real estate construction:
Other construction	1	$52	$52
1-4 Family residential:
Revolving, open ended	1	4	4
First liens	2	1,677	1,677
Commercial real estate:
Owner occupied
Non-owner occupied	1	1,113	1,113
Commercial, financial and agricultural
Commercial and industrial	2	237	237
Total	7	$3,083	$3,083
September 30, 2014
1-4 Family residential:
Revolving, open ended	1	$35	$35
First liens	1	263	263
Commercial real estate:
Owner occupied	2	545	545
Non-owner occupied	1	35	35
Commercial, financial and agricultural
Commercial and industrial	3	38	38
Total	8	$916	$916

Troubled debt restructurings described above had an outstanding balance of $3,027 at September 30, 2015. There was no increase for the allowance for loan losses during the first nine months of 2015.  Troubled debt restructurings still accruing interest totaled $3,901 and $2,140 at September 30, 2015 and December 31, 2014, respectively.

A loan is considered to be in payment default once it is more than 90 days contractually past due under the modified terms.  There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the first nine months of 2015 or 2014.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without modification.  This evaluation is performed in

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

accordance with the Company’s internal loan policy.  Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

NOTE 4 – LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing by class of loans as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Nonaccrual	Loans past due over 90 days still accruing	Nonaccrual	Loans past due over 90 days still accruing
Real estate construction:
Other construction	$—	$—	$5,236	$—
1-4 Family residential:
Revolving, open ended	109	—	78	—
First Liens	153	—	359	—
Junior Liens	173	—	—	—
Commercial real estate:
Farmland	82	—	—	—
Owner occupied	—	—	324	—
Non-owner occupied	—	—	1,199	—
Other real estate loans	—	—	108	—
Consumer	19	—	—	—
Other loans	—	—	1,351	—
Total	$536	$—	$8,655	$—

The following table presents the aging of the recorded investment in past due loans, including nonaccrual loans as of September 30, 2015 and December 31, 2014 by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
September 30, 2015
Real estate construction:
Residential construction	$—	$67	$50	$117	$10,479	$10,596
Other construction	1,065	7	—	1,072	6,778	7,850
1-4 Family residential:
Revolving, open ended	—	—	—	—	16,169	16,169
First Liens	308	253	126	687	83,674	84,361
Junior Liens	—	—	173	173	1,503	1,676
Commercial real estate:
Farmland	94	—	82	176	7,526	7,702
Owner occupied	—	348	—	348	49,303	49,651
Non-owner occupied	—	—	—	—	52,580	52,580
Other real estate secured loans	—	—	—	—	7,095	7,095
Commercial, financial and agricultural:
Agricultural	—	—	—	—	828	828
Commercial and industrial	—	21	—	21	17,950	17,971
Consumer	8	—	—	8	6,626	6,634
Tax exempt	—	—	—	—	14	14
Other loans	—	—	—	—	85	85
Total	$1,475	$696	$431	$2,602	$260,610	$263,212

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

NOTE 4 – LOANS (Continued)

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

NOTE 4 – LOANS (Continued)

Impaired loans are evaluated separately from other loans in the Bank’s portfolio.  Credit quality information related to impaired loans was presented above and is excluded from the tables below.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of September 30, 2015 and December 31, 2014, and based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful
September 30, 2015
Real estate construction:
Residential construction	$10,366	$230	$—	$—	$—
Other construction	6,338	139	7	1,361	—
1-4 Family residential:
Revolving, open ended	15,745	32	—	305	—
First Liens	70,693	10,905	—	783	—
Junior Liens	1,503	—	—	—	—
Commercial real estate:
Farmland	5,739	186	—	1,777	—
Owner occupied	44,123	5,013	—	—	—
Non-owner occupied	49,310	1,199	—	936	—
Other real estate loans	7,095	—	—	—	—
Commercial, financial and agricultural:
Agricultural	818	10	—	—	—
Commercial and industrial	16,206	1,130	—	411	—
Consumer	6,593	4	—	33	—
Tax exempt	14	—	—	—	—
Other loans	85	—	—	—	—
Total	$234,628	$18,848	$7	$5,606	$—

	Pass	Watch	Special Mention	Substandard	Doubtful
December 31, 2014
Real estate construction:
Residential construction	$6,250	$3,132	$—	$—	$—
Other construction	6,673	3,756	—	840	—
1-4 Family residential:
Revolving, open ended	16,664	32	—	359	—
First Liens	66,655	11,256	—	4,408	—
Junior Liens	1,819	—	—	—	—
Commercial real estate:
Farmland	4,963	905	—	1,626	—
Owner occupied	37,204	4,634	—	—	—
Non-owner occupied	39,867	5,535	—	2,821	—
Other real estate loans	5,825	—	—	—	—
Commercial, financial and agricultural:
Agricultural	786	12	—	56	—
Commercial and industrial	13,626	978	—	56	—
Consumer	5,614	3	—	17	—
Tax exempt	31	—	—	—	—
Other loans	148	—	—	—	—
Total	$206,125	$30,243	$—	$10,183	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2015

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

	Nine months ended September 30,		Three months ended September 30,
	2015	2014	2015	2014
Basic
Net income	$4,219	$1,824	$1,778	$232
Less: Earnings allocated to preferred stock	(1,936)	(1,147)	(1,102)	(424)
Less: Accretion of preferred stock discount	—	(33)	—	—
Net Income available to common stock	$2,283	$644	$676	$(192)
Weighted average common shares	3,275,204	3,274,844	3,275,421	3,274,876
Basic net income per share	$0.70	$0.20	$0.21	$(0.06)
Diluted
Net income available to common stock	$2,283	$644	$676	$(192)
Weighted average common shares	3,275,204	3,274,844	3,275,421	3,274,876
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—
Average common shares and dilutive potential common shares outstanding	3,275,204	3,274,844	3,275,421	3,274,876
Diluted net income per share	$0.70	$0.20	$0.21	$(0.06)

At September 30, 2015 and 2014, respectively, stock options for 42,400 and 55,100 shares of common stock were not considered in computing diluted net income per share for the nine-month and three-month periods ended September 30, 2015 and 2014 because they were antidilutive.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

NOTE 6 - INCOME TAXES

The Company recorded no tax expense during the first nine months of 2015.  During 2010, the Company established a valuation allowance against all of its deferred tax assets and has maintained that valuation allowance through the first nine months of 2015.  The Company intends to maintain this valuation allowance until it determines it is more likely than not that the asset can be realized through current and future taxable income.  Because the Company has recorded a valuation allowance against its deferred tax assets, any deferred tax benefit or expense will be offset by a corresponding increase or decrease, respectively, to the valuation allowance.  Until the reversal of the deferred tax valuation allowance, tax benefit or expense from current year operations is expected to be minimal.

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

In connection with the termination of the written agreement the Bank had entered into with the Department and the Consent Order, the Bank reached an understanding with the FDIC and the Department in the form of a single informal agreement with both agencies that became effective on October 27, 2014.  The informal agreement significantly reduced the restrictions that were placed on the Bank under the Consent Order and the written agreement with the Department.

As a result of continued improvements in the Bank’s financial condition, the informal agreement was terminated by the FDIC and the Department effective September 29, 2015.  With the termination of the informal agreement, the Bank is no longer subject to any supervisory orders from its primary federal and state regulators.

Bank holding companies with total consolidated assets in excess of $1.0 billion and banks are subject to regulatory capital requirements administered by state and federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off‑balance‑sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet minimum capital requirements can initiate regulatory actions that could have a direct material effect on the financial statements.

Prompt corrective action regulations classify banks into one of five capital categories depending on how well they meet their minimum capital requirements.  Although these terms are not used to represent the overall financial condition of a bank, the classifications are:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  If adequately capitalized or worse, or subject to a written agreement, consent order, or cease and desist order requiring higher minimum capital levels (as the Bank was prior to termination of the Consent Order), regulatory approval would be required for the Bank to accept, renew or rollover brokered deposits.  If a bank is classified as undercapitalized or worse, its capital distributions are restricted, as is its asset growth and expansion, and capital restoration plans are required.  At September 30, 2015, the Bank’s capital ratios were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action and all ratios were above those levels required by the informal agreement the Bank has entered into with the FDIC and the Department.  Because the Company’s total assets were less than $1,000,000 at September 30, 2015, the Company is not required to maintain certain capital levels.  Had the Company’s assets exceeded $1,000,000 at that date, the Company’s capital ratios would have been below what is required to be considered “adequately capitalized” under the regulatory framework.  Two of the four capital ratios would have been considered “adequate”; however, the Tier 1 to Average Assets ratio and Common Equity Tier I ratio were below the requirements to be considered “adequate”, which would have prohibited the Company from being “adequately capitalized”.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

NOTE 7 – REGULATORY MATTERS (Continued)

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

As of September 30, 2015, all of the plans required to be submitted to the FRB have been submitted and approved.  Management believes that the Company is in compliance with the requirements of the Written Agreement as of September 30, 2015.  The Written Agreement remains in effect.

On September 20, 2011, the Bank consented to the issuance of the Consent Order.  The Consent Order, which was terminated effective November 19, 2014 in connection with the Bank’s entering into an informal agreement with the FDIC (which itself was terminated effective September 29, 2015), required the Bank to attain and achieve regulatory capital ratios higher than those required by regulatory standards, improve, among other things, its processes for identifying and classifying problem loans, and improve its overall profitability.  The Consent Order required the Bank to formulate written plans detailing how the Bank would achieve such requirements.  The Bank prepared and submitted all of the plans required by the Consent Order to the FDIC and the FDIC approved those plans as written.  In addition, the terms of the Consent Order required the Bank to provide quarterly progress reports to the FDIC.  For more information regarding the Consent Order, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”  On March 14, 2013, the Bank entered into a written agreement with the Department, the terms of which were substantially the same as those of the Consent Order, including required minimum levels of capital that the Bank must maintain.  On September 29, 2015, the informal agreement the Bank had entered into with the FDIC and the Department was terminated.  As a result, all supervisory orders that pertain to the Bank have been terminated.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

NOTE 7 – REGULATORY MATTERS (Continued)

The Company’s principal source of funds for dividend and/or interest payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid by the Bank in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements described above.  Although the Bank was profitable in each of 2012, 2013, 2014 and the first nine months of 2015, the Bank was prohibited under the terms of the Consent Order with the FDIC and the written agreement with the Department (and, following the termination of the Consent Order and the written agreement with the Department, the informal agreement with the Department and the FDIC) from paying dividends to the Company without prior approval from the FDIC and the Department. With the termination of the informal agreement on September 29, 2015, the Bank is no longer subject to these restrictions.  The Company is also restricted in the types and amounts of dividends it can pay pursuant to the terms of the preferred stock it issued to the U.S. Treasury pursuant to the U.S. Treasury’s Capital Purchase Program under the Troubled Assets Relief Program, and by the terms of the Written Agreement, which prohibits the Company from paying interest or dividends (including interest on the Company’s subordinated debentures and dividends on the Company’s preferred stock) without the FRB’s prior approval.

Following the termination of the informal agreement the Bank had entered into with the FDIC and Department, the Bank is no longer subject to restrictions from the Department on its ability to pay dividends to the Company (other than the restrictions under applicable Tennessee law limiting the amount of dividends a bank incorporated under the laws of the state of Tennessee may pay to its shareholders to the current year’s net income and any retained net income for the prior two years).  However, for so long as the Bank has negative retained earnings, as it did at September 30, 2015, the Bank must receive the prior approval of the FDIC before it may pay a dividend to the Company.  At September 30, 2015, with the approval of the FDIC, the Bank could dividend up to $10,262 to the Company, without the consent of the Commissioner of the Department.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

NOTE 7 – REGULATORY MATTERS (Continued)

Banks and bank holding companies with total assets inexcess of $1,000,000 are subject to various regulatory capital requirements administered by State and Federal banking agencies.  The Company’s and the Bank’s capital amounts and ratios at September 30, 2015 and December 31, 2014, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions (1)		Required by terms of Regulatory Agreement (2)
	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2015
Total Capital to risk weighted assets
Community First Bank & Trust	$50,013	17.02%	$23,505	8.00%	$29,381	10.00%	$35,257	12.00%
Consolidated	32,657	11.08%	23,583	8.00%	29,478	10.00%	N/A	N/A
Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$46,332	15.77%	$13,222	4.50%	$19,098	6.50%	N/A	N/A
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$46,332	15.77%	$17,629	6.00%	$23,505	8.00%	$29,381	10.00%
Consolidated	19,309	6.55%	11,791	4.00%	17,687	6.00%	N/A	N/A
Tier 1 Capital to average assets
Community First Bank & Trust	$46,332	10.17%	$18,229	4.00%	$22,786	5.00%	$38,736	8.50%
Consolidated	19,309	4.22%	18,320	4.00%	N/A	N/A	N/A	N/A
December 31, 2014
Total Capital to risk weighted assets
Community First Bank & Trust	$44,173	16.32%	$21,654	8.00%	$27,068	10.00%	$32,481	12.00%
Consolidated	26,624	9.83%	21,668	8.00%	27,086	10.00%	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$40,768	15.06%	$10,827	4.00%	$16,241	6.00%	$27,068	10.00%
Consolidated	15,477	5.71%	10,834	4.00%	16,251	6.00%	N/A	N/A
Tier 1 Capital to average assets
Community First Bank & Trust	$40,768	9.32%	$17,490	4.00%	$21,862	5.00%	$34,979	8.50%
Consolidated	15,477	3.52%	17,586	4.00%	N/A	N/A	N/A	N/A

(1)	Because the Company’s total assets were less than $1,000,000 at September 30, 2015, the Company was not, at that date, subject to capital level requirements at that level.
(2)

Reflects minimum capital ratios required by the informal agreement the Bank entered into with the FDIC and the Department on October 27, 2014.  The informal agreement was terminated on September 29, 2015.

The Bank’s capital ratios at September 30, 2015 were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action.

Because the Company’s total assets were less than $1,000,000 at September 30, 2015, the Company is not required to meet certain capital level requirements.  Had the Company’s assets exceeded $1,000,000 at that date, the Company’s capital levels at September 30, 2015 would have been considered below those required to be considered “adequately capitalized” under applicable regulations because only two of the four capital ratios were above the levels necessary to be considered “adequate”. The Company’s Tier 1 to Average Assets ratio and Common Equity Tier I ratio were below the requirements to be considered “adequate”, which would have prohibited the Company from being considered “adequately capitalized”.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2015

(Unaudited)

NOTE 7 – REGULATORY MATTERS (Continued)

In July 2013, the Federal banking regulators, in response to the statutory requirements of The Dodd-Frank Wall Street Reform and Consumer Protection Act, adopted new regulations implementing the Basel Capital Adequacy Accord (“Basel III”) and the related minimum capital ratios. The new capital requirements which were effective January 1, 2015 and apply to banks and bank holding companies with in excess of $1,000,000 in assets,  include a new “Common Equity Tier 1 Ratio”, which has stricter rules as to what qualifies as Common Equity Tier 1 Capital.  A summary of the changes to the regulatory capital ratios are as follows:

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

As described above, because the Company’s total assets are less than $1,000,000, the Company will not be required to comply with these new capital guidelines required under Basel III until its total assets exceed $1,000,000.

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

OVERVIEW

(amounts in thousands, except share and per share data)

The following discussion compares the financial condition of the Company at September 30, 2015 to December 31, 2014, and the results of operations for the nine months and three months ended September 30, 2015 and 2014.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015 (File No. 000-49966) (the “2014 Form 10-K”) and in other reports we file with the SEC from time to time, and the following:

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;
•	greater than anticipated deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA;
•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions or regulatory developments;
•	the inability to meet the requirements of our regulatory agreements to which we are subject;
•	failure to maintain capital levels above levels required by banking regulations;
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

FINANCIAL CONDITION

At September 30, 2015, total assets were $460,658 and total liabilities were $447,262.  Total assets increased $17,103 or 3.9% compared to $443,555 at December 31, 2014.  Total liabilities increased $14,593 or 3.4%, compared to $432,669 at December 31, 2014.  The increase in assets was caused by increases in securities available for sale and net loans offset by decreases in cash and cash equivalents and other real estate owned.  The increase in liabilities was caused primarily by an increase in noninterest-bearing deposits.  Total equity increased 23.1%, or $2,510, to $13,396 at September 30, 2015 compared to $10,886 at December 31, 2014.  The increase in equity is primarily due to net income during the first nine months of 2015.

Cash and Cash Equivalents

Cash and cash equivalents were $30,304 at September 30, 2015 compared to $38,256 at December 31, 2014.  This decrease is primarily due to the use of cash to invest in securities available for sale and to fund loan growth.

Time Deposits in Other Financial Institutions

Time deposits in other financial institutions totaled $22,414 at September 30, 2015 compared to $22,177 at December 31, 2014.  Management has begun utilizing time deposits in other financial institutions in conjunction with the Bank’s securities portfolio in order to maximize yield and maintain a reasonable total duration for the Bank’s assets outside of the loan portfolio.   Original maturities of time deposits in other financial institutions range from ten months to 5 years.   Most of the CDs with maturities beyond three years are callable with minimal early withdrawal penalties.  All of the deposits are in FDIC or National Credit Union Administration insured institutions and the amount on deposit with each individual institution does not exceed the deposit insurance limit of $250.  As of September 30, 2015, time deposits in other financial institutions had a weighted average rate of 1.05% and a weighted average remaining life of 0.837 years.

Loans

Total loans (excluding loans held for sale) at September 30, 2015 were $263,212, compared to $256,436 at December 31, 2014, an increase of $6,776 or 2.6%.  The increase in loans during the first nine months of 2015 is due to an increased demand for new loans and decreased foreclosure activity.

FINANCIAL CONDITION (Continued)

Loans in the portfolio at September 30, 2015 of approximately $40,265, or 15.3%, are at a variable rate of interest while $222,411, or 84.5%, are at a fixed rate, and $536, or 0.2%, are nonaccrual.  $41,161, or 15.6%, of total loans reprice within one year of September 30, 2015. As market rates dropped during the economic recession, management implemented rate floors for many variable rate loans in an effort to protect the Bank’s net interest margin.  As a result, when market rates begin to rise, loans at their floor will not reprice at higher rates until market rates rise above their contractual floor rates.  Only the loans noted above that have variable rates not at a floor rate will reprice with the first increase in market rates.  The existence of these rate floors may negatively impact our net interest margin when rates begin to rise, at least until rates rise above these floors.

On September 30, 2015, the Company’s loan to deposit ratio (including loans held for sale) was 64.4%, which is the same as it was at December 31, 2014.  Management expects loan demand to modestly improve through the remainder of 2015, though foreclosure activity could result in some additional decreases in loan balances.  Management anticipates that there will not be significant growth in loans until there are indicators of significant improvements in both the local and national economy, leading customers to begin spending more and resulting in increased demand.  If the Company’s deposit growth among core deposit customers continues to outpace its loan demand, the Company’s net interest margin may be adversely affected as the funds from these deposits may be invested in securities and other interest earning assets, like time deposits in other financial institutions, that offer lower yields than loans.

Securities Available for Sale

Set forth below is a table showing the carrying amount and breakdown of the Company’s securities available for sale at September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
U.S. government sponsored entities	$6,862	6.1%	$15,352	16.8%
Mortgage-backed (residential)	102,326	91.3%	74,014	80.9%
State and municipal	2,884	2.6%	2,074	2.3%
Total	$112,072	100.0%	$91,440	100.0%

The Company’s securities portfolio is used to, among other things, provide yield and for pledging purposes to secure public fund deposits.  As of September 30, 2015, the carrying value of securities increased $20,632 to $112,072, compared to $91,440 at December 31, 2014.  Securities available for sale as a percentage of total assets was 24.3% at September 30, 2015, compared to 20.6% at December 31, 2014.  Net unrealized gain on securities available for sale was $449 at September 30, 2015, compared to a net unrealized gain of $233 at December 31, 2014. Changes in interest rates in the securities market caused this fluctuation in the net unrealized loss/gain.  Management is continually monitoring the credit quality of the Bank’s investments and believes that the unrealized losses that existed in the Bank’s portfolio at September 30, 2015 are temporary based on the bond ratings and anticipated recovery of bonds held.  At September 30, 2015, the Company did not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

Other Real Estate Owned

At September 30, 2015, other real estate owned (“ORE”) totaled $8,704, a decrease of $5,030 from $13,734 at December 31, 2014.  This decrease is primarily due to the sale of properties during the first three quarters of 2015.  The balance of ORE is comprised of properties acquired through or in lieu of foreclosure on real estate loans, and loans made to facilitate the sale of ORE properties that are required to be reported as ORE (“FAS 66 Loans”). The balances recorded for each individual property are based on appraisals that are not more than twelve months old, discounted by 15%.  The 15% discount was adopted by the Company beginning in the third quarter of 2010 based on an analysis of actual recoveries of ORE balances, including selling costs.  Based on that analysis, the Company recorded a valuation allowance of $346 (recognized through ORE expense) in the third quarter of 2010.  In addition, the Company began applying the 15% discount in its determination of specific reserves for impaired loans that are collateral dependent.  As a result, the majority of the financial loss incurred by the Company as a result of the 15% discount has been recognized through loan charge-offs and the provision for loan losses at the time the property is transferred to ORE, with the foreclosed property being transferred into ORE at the discounted value. The Company annually updates its analysis regarding the 15% discount.  Should such updates indicate that a change in the 15% discount is warranted, the Company would implement the change accordingly and that change would be applied to all properties that are subsequently moved into ORE.  Additional write-downs of individual properties typically occur when the results of updated appraisals and further application of the 15% discount on the value reflected in the updated appraisal indicates that the value of the respective property has declined.  The Company obtains updated appraisals for ORE properties at least every twelve months.  These write-downs are recognized in the quarterly period in which the appraisal is accepted by the Company.

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

The following table shows a breakdown of the ORE portfolio by category as of the end of the periods indicated:

	September 30, 2015		June 30, 2015		March 31, 2015		December 31, 2014
Rental	$4,413	50.7%	$4,947	48.4%	$5,217	41.2%	$5,949	43.3%
Non-rental	940	10.8%	941	9.2%	1,556	12.3%	1,904	13.9%
Land	3,351	38.5%	4,338	42.4%	5,881	46.5%	5,881	42.8%
Total	$8,704	100.0%	$10,226	100.0%	$12,654	100.0%	$13,734	100.0%

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

The following table provides activity within the ORE portfolio in terms of individual parcels for the nine-month and three-month periods ended on the dates indicated:

	Rental	Non-rental	Auction	Land
Three Months Ended September 30, 2015
Foreclosures	—	—	—	—
Sales	2	—	—	1
Three Months Ended September 30, 2014
Foreclosures	—	—	—	—
Sales	2	1	—	4
Nine Months Ended September 30, 2015
Foreclosures	1	2	—	1
Sales	5	5	—	4
Weighted average age of properties held at period end (months)	49.0	19.9	—	49.0
Nine Months Ended September 30, 2014
Foreclosures	2	2	—	1
Sales	12	3	3	13
Weighted average age of properties held at period end (months)	28	17	—	36

FINANCIAL CONDITION (Continued)

The following table sets forth information related to the largest five ORE properties held by the Company as of September 30, 2015:

Property Description	Original loan classification	Original Loan Amount		Charge-off prior to transfer into ORE	Write-down after transfer into ORE	Carrying Balance
Unimproved land	Real estate construction	$5,000		$905	$536	$2,093
Mini storage facility	Commercial real estate	3,934	(1)	—	—	848
Unimproved land	Real estate construction	1,134		402	—	799
Mixed Use Commercial Property	Commercial real estate	3,934	(1)	—	82	765
Single family residence	Residential real estate	731		—	104	627

(1)	These two properties were pledged as collateral for the same loan relationship.

The following table sets forth information related to the largest five ORE properties held by the Company as of December 31, 2014:

Property Description	Original loan classification	Original Loan Amount		Charge-off prior to transfer into ORE	Write-down after transfer into ORE	Carrying Balance
Unimproved land	Real estate construction	$5,000		$905	$536	$2,949
Unimproved land	Real estate construction	3,103		1,896	204	961
Mini storage facility	Commercial real estate	3,934	(1)	—	—	848
Unimproved land	Real estate construction	1,134		402	—	799
Mixed Use Commercial Property	Commercial real estate	3,934	(1)	—	82	765

(1)	These two properties were pledged as collateral for the same loan relationship.

Each of the OREO properties identified in the September 30, 2015 table above is listed with a real estate agent and is also listed as available for sale on the Bank’s website.  The two properties classified as unimproved land were, at the time the loans were made, intended to be developed.  The property carried at $2,093 is commercial property located in an area that remains significantly and negatively impacted by the downturn in the real estate market.  The property is currently under contract; however, there is a lengthy due diligence period and the sale of the property may not ultimately be consummated.  If so, the Company will continue to actively market the property.  The property carried at $799 is located in a residential area that was also negatively impacted by the downturn in the economy.  Although there are some positive indicators of improvements in the local market where the property is located, management believes it will likely require a significant amount of time to sell the property.  The single family residence property carried at $627 is currently an income producing rental property.  The Company is actively marketing the property; however, since the home is more high-end than the typical home in our market, we anticipate that it could take a significant amount of time to sell the property.  The commercial real estate properties are income producing rental properties that are being managed by a third party property manager on behalf of the Company.  The Company continues to market these rental properties, but because of the income producing nature of the properties, it is likely that management will resist selling the properties in the near term for less than the current carrying value of the properties.

Deposits

The Company relies on the Bank’s deposit growth, as well as alternative funding sources such as other borrowed money, Federal Home Loan Bank (“FHLB”) advances, and federal funds purchased from correspondent banks, to fund its operations.

FINANCIAL CONDITION (Continued)

The following table sets forth the composition of the deposits at September 30, 2015 and December 31, 2014.

	September 30, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$70,508	17.2%	$60,780	15.3%
Interest-bearing demand accounts	133,114	32.6%	129,152	32.4%
Savings accounts	28,835	7.1%	27,709	7.0%
Time deposits greater than $100	87,767	21.5%	83,633	21.0%
Other time deposits	88,557	21.7%	96,806	24.3%
Total	$408,781	100.0%	$398,080	100.0%

The following table sets forth all time deposits greater than $100 broken down by remaining maturity at September 30, 2015:

Three months or less	$15,848
Over three months through six months	15,329
Over six months through one year	25,934
Over one year	30,656
Total	$87,767

Total deposits were $408,781 at September 30, 2015, compared to $398,080 at December 31, 2014, an increase of $10,701.  The increase was primarily due to increases in noninterest-bearing demand deposits.

Shareholders’ Equity

At September 30, 2015, shareholders’ equity totaled $13,396, an increase of $2,510, or 23.1%, from $10,866 at December 31, 2014.  The increase was primarily due to net income during the first nine months of 2015.

The 17,806 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Senior Preferred Shares”) have a $23,652 liquidation value and had a cumulative dividend rate of 5% per year until May 15, 2014, and a dividend rate of 9% thereafter.  In addition, under the terms of the CPP, the Company issued warrants to the U.S. Treasury to purchase additional preferred shares equal to 5% of the investment in Senior Preferred Shares at a discounted exercise price.  The U.S. Treasury exercised the warrants immediately upon investment in the Senior Preferred Shares, which resulted in the Company’s issuance of 890 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Warrant Preferred Shares” and together with the Senior Preferred Shares, the “Preferred Shares”).  The U.S. Treasury’s exercise of the warrants resulted in a net discount on the issuance of the Preferred Shares of $890.  The discount was amortized over a five year period, which ended on February 27, 2014.  The Warrant Preferred Shares have a cumulative dividend rate of 9% per year until redeemed.  Dividends on both Senior Preferred Shares and Warrant Preferred Shares are required to be paid quarterly.  Total required annual dividends for both Senior Preferred Shares and Warrant Preferred Shares are expected to be $1,683 per year.  The Company is permitted to redeem all or a portion of the Preferred Shares at any time after consultation with its primary federal regulator, but may not redeem the Warrant Preferred Shares until all of the Senior Preferred Shares have been redeemed.  Dividend payments on both Senior Preferred Shares and Warrant Preferred Shares would be reduced for any redemption.

On April 14, 2014, the U.S. Treasury, the holder of all the Senior Preferred Shares and Warrant Preferred Shares issued by the Company, closed on the sale of the securities in a modified Dutch auction.  The clearing price for the Senior Preferred Shares was $300.50 per share and the clearing price for the Warrant Preferred Shares was $521.75 per share. The sale was to unaffiliated third party investors as well as certain directors and executive officers of the Company.  Subsequent to the initial auction, certain of the Company’s directors and executive officers have acquired additional Senior Preferred Shares from the purchasers that acquired the shares from the U.S. Treasury, and in the second quarter of 2015 they acquired additional shares resulting in those individuals owning in the aggregate approximately 57.5% of the outstanding Senior Preferred Shares.

FINANCIAL CONDITION (Continued)

The Company received none of the proceeds from the sale of the Preferred Shares by the U.S. Treasury, and the sale of the securities had no effect on the terms of the outstanding securities, including the Company’s obligation to satisfy accrued and unpaid dividends or the holders’ right to elect two members to the board of directors of the Company. Further, the sale of the Preferred Shares by the U.S. Treasury had no effect on the Company’s capital, regulatory capital, financial condition or results of operations. Upon the closing of the U.S. Treasury’s sale of the Preferred Shares, the Company was no longer subject to various executive compensation and corporate governance requirements to which participants in the CPP were subject while the U.S. Treasury held the securities.

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company would not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB.  The board resolution was replaced by the Written Agreement that the Company entered into with the FRB on April 19, 2012, the terms of which similarly prohibit the Company from incurring debt, paying dividends or interest or redeeming shares of its capital stock without the approval of the FRB.  The Company requested permission to make dividend payments on its Preferred Shares and interest payments on its subordinated debt that were scheduled for the first quarter of 2011.  The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt.  As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three issuances of subordinated debentures during the first quarter of 2011.  The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters.  During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common or preferred stock, including the Preferred Shares, and the Company’s subsidiaries may not pay dividends on the subsidiaries’ common or preferred stock owned by entities other than the Company and its subsidiaries.  Accordingly, the Company was required to suspend dividend payments on the Preferred Shares beginning in the second quarter of 2011.  The Company will reach 20 consecutive quarters of deferral during the first quarter of 2016 and if the deferred interest payments are not paid in full prior to that time the Company will be in default under the related indentures.  The Company and the Bank have entered into discussions with the Company’s and the Bank’s regulators to secure permission to pay the deferred interest payments with available cash of the Company and the proceeds of a dividend from the Bank prior to the Company being in default and the Company and the Bank have received all necessary approvals to pay the deferred interest payment on the subordinated debentures and intends to make these payments in the fourth quarter of 2015.  The Company intends to utilize available cash and the proceeds of a dividend paid to the Company (for which it has received all required regulatory approvals to pay) from the Bank to fund these interest payments.  The Company expects that it may be required to begin deferring interest payments on the subordinated debentures again beginning in the first or second quarter of 2016.  At September 30, 2015, the Company has $5,276 of interest on its subordinated debentures accrued for which payment is being deferred. In addition, the Company has accumulated $6,300 in deferred dividends on the Preferred Shares as of September 30, 2015.  The Bank’s subsidiary Community First Properties, Inc. suspended the payment of dividends on its preferred stock beginning with the dividend payment due on December 31, 2011.  At September 30, 2015, Community First Properties, Inc. has $63 of preferred stock dividends accrued for which payment is being deferred.  Community First Properties intends to redeem all of the outstanding preferred shares issued by it during the fourth quarter of 2015.  The redemption price for these shares will equal the face value of these shares plus any deferred dividend payments, and the Company expects the total of these amounts to equal approximately $216.

RESULTS OF OPERATIONS

Net Income

The Company had net income of $4,219 for the nine months ended September 30, 2015 compared to net income of $1,824 for the same period in 2014, an increase in net income of $2,395. Net income available to common shareholders was $2,283 for the first nine months of 2015 compared to $644 for the same period in 2014.  This increase was due to a combination of interest income recoveries on formerly nonaccrual relationships, reversals of the provision of loan losses due to improvements in asset quality, and improved core earnings.

The Company had net income of $1,778 for the three months ended September 30, 2015 compared to net income of $232 for the same period in 2014, an increase in net income of $1,546. Net income available to common shareholders was $676 for the first three months of 2015 compared to a net loss allocated to common shareholders of $192 for the same period in 2014.  This increase was due to a combination of interest income recoveries on formerly nonaccrual relationships, reversals of the provision of loan losses due to improvements in asset quality, and improved core earnings.

RESULTS OF OPERATIONS (Continued)

Average Balance Sheets, Net Interest Income

Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity and an analysis of net interest income for the six month periods ended September 30, 2015 and 2014. The table reflects how changes in the volume of interest earning assets and interest-bearing liabilities and changes in interest rates have affected our interest income, interest expense, and net interest income for the periods indicated.  Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (changes in rate multiplied by prior volume); and (3) changes in rate/volume (changes in rate multiplied by change in volume).  The changes attributable to the combined impact of volume and rate have all been allocated to the changes due to rate.

	September 30, 2015			September 30, 2014			Change
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Due to Volume (1)	Due to Rate (2) (3)	Total
Gross loans (a and b)	$263,654	5.66%	$11,170	$265,490	5.19%	$10,313	$(71)	$928	$857
Taxable securities available for sale	99,496	1.96%	1,455	88,301	2.12%	1,398	177	(120)	57
Tax exempt securities available for sale	1,680	2.94%	37	2,665	.11%	62	(23)	(2)	(25)
Federal funds sold and other	52,394	0.68%	266	52,405	0.58%	227	—	39	39
Total interest earning assets	417,224	4.14%	12,928	408,861	3.92%	12,000	83	845	928
Cash and due from banks	3,528			3,599
Other nonearning assets	37,004			42,597
Allowance for loan losses	(4,937)			(6,912)
Total assets	$452,819			$448,145
Deposits:
NOW & money market investments	$130,101	0.38%	$374	$127,000	0.42%	$397	$10	$(33)	$(23)
Savings	28,105	0.10%	21	26,101	0.10%	19	1	1	2
Time deposits $100 and over	87,685	0.90%	587	89,243	0.94%	625	(11)	(27)	(38)
Other time deposits	92,929	0.75%	524	105,748	0.79%	627	(76)	(27)	(103)
Total interest-bearing deposits	338,820	0.59%	1,506	348,092	0.64%	1,668	(76)	(86)	(162)
Subordinated debentures	23,000	4.39%	756	23,000	3.44%	592	—	164	164
Total other borrowings	23,000	4.39%	756	23,000	3.44%	592	—	164	164
Total interest-bearing liabilities	361,820	0.84%	2,262	371,092	0.81%	2,260	(76)	78	2
Noninterest-bearing liabilities	79,108			67,287
Total liabilities	440,928			438,379
Shareholders’ equity	11,891			9,766
Total liabilities and shareholders’ equity	$452,819			$448,145
Net interest income			$10,666			$9,740	$159	$767	$926
Net interest margin		3.42%			3.19%

(a)	Interest income includes fees on loans of $351 and $360 in 2015 and 2014, respectively.
(b)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.
(1)	Changes in volume multiplied by prior rate
(2)	Changes in rate multiplied by prior volume
(3)	Changes in rate multiplied by change in volume

Net Interest Income

Net interest income for the first nine months of 2015 was $10,666, an increase of $926, or 9.5%, compared to $9,740 for the same period in 2014. The increase in net interest income is primarily due to recoveries of nonaccrual interst on problem relationships that were resolved during the period and recognition of purchase discounts on certain of those relationships.

RESULTS OF OPERATIONS (Continued)

Total interest income for the nine months of 2015 was $12,928, an increase of $928 from $12,000 for the same period in 2014. The increase in interest income is primarily due to an increase in income from loans combined with an increase in income from federal funds sold and other and securities available for sale offset by a decrease in income from tax exempt securities available for sale and.

The average rate earned on gross loans in the first nine months of 2015 was 5.66% compared to 5.19% for the same period in 2014. The increase in income from loans is from significant interest recoveries received on loans paid off during the first nine months of 2015 that were formerly on nonaccrual status.  Two of those relationships also had purchase discounts associated with them that were recognized into income when the loans paid off.  The Bank recorded $733 of interest recoveries and purchase discounts.

The average rate earned on federal funds sold and other in the first nine months of 2015 was 0.68% compared to 0.58% for the same period in 2014. The increase in rate is due to the Company’s utilization of excess cash by investing in time deposits in financial institutions.

Interest income on taxable securities increased $57 to $1,455 in the first nine months of 2015 compared to $1,398 in the first nine months of 2014. The increase is primarily due to an increase in the average balance of taxable securities offset by a decrease in the average rate earned on taxable securities.

Total interest expense was $2,262 in the first nine months of 2015, an increase of $2 from $2,260 in the first nine months of 2014. The increase in interest expense is largely due to an increase in the rate paid on the Company’s subordinated debentures offset by a reduction in the average rate paid on deposits and the average balance of deposits in the first nine months of 2015 compared to the same period in 2014.

The increase in the rate paid on the Company’s subordinated debentures is due primarily to the compounding of interest on the accrued expense balance.

Total interest expense on deposits was $1,506 in the first nine months of 2015, a reduction of $162 from $1,668 in the first nine months of 2014. The average rate paid on deposits was 0.59% in the first nine months of 2015 compared to 0.64% for the same period in 2014. The most significant decreases in average rates were on time deposits. The reduction in average rate paid on deposits was the result of continued decreases in market rates in the Bank’s market area.

Net interest income for the three months ended September 30, 2015 was $4,035, an increase of $763, or 23.3%, compared to $3,272 for the same period in 2014. The increase in net interest income is primarily due to an increase in income from loans, similar to factors noted above for the first nine months of 2015.

Total interest income for the three months ended September 30, 2015 was $4,901, an increase of $904 from $3,997 for the same period in 2014. The increase in interest income is primarily due to an increase in income from loans, which is from significant recoveries received on two loans paid off during the quarter that were formerly on nonaccrual status.

Total interest expense was $866 in the three months ended September 30, 2015, an increase of $144 from $725 from the same period in 2014. The increase in interest expense is largely due to an increase in the average rate paid on the Company’s subordinated debentures, similar to factors noted above for the first nine months of 2015.

Provisions for Loan Losses

In the first nine months of 2015, the Bank reversed $2,257 of the allowance for loan loss as a result of improvements in asset quality and significant loan recoveries. In the first nine months of 2014, the Bank reversed $800 of the allowance for loan loss. The ratio of allowance for loan losses to gross loans was 1.65% at September 30, 2015 compared to 2.02% at December 31, 2014.

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

Nonperforming loans decreased from $10,794 at December 31, 2014 to $4,438 at September 30, 2015. The decrease in nonperforming loans is primarily due to decreases in our nonaccrual loans. During the first nine months of 2015, a number of nonaccrual loans have been paid off. A number of these payoffs resulted in significant recoveries of loan principal, which contributed to the reversal of the provision for loan loss. The ratio of the allowance to nonperforming loans was 98.11% at September 30, 2015, compared to 47.91% at December 31, 2014. The portion of the allowance attributable to impaired loans was $484 at September 30, 2015 compared to $247 at December 31, 2014. Total impaired loans totaled $4,121 at September 30, 2015 compared to $9,885 at December 31, 2014. As economic conditions continue to improve, we expect that we will continue to see reductions in nonaccrual loans and we believe that we may continue to experience recoveries on certain of these loans, which recoveries may be meaningful.

RESULTS OF OPERATIONS (Continued)

The portion of the allowance attributable to historical and environmental factors has decreased since December 31, 2014. Management’s evaluation of the allowance for loan losses, in addition to specific loan allocations, is based on volume of non-impaired loans and changes in credit quality and environmental factors. The improvement in the portion of the allowance attributable to historical and environmental factors occurred during the first nine months of 2015 due to improvement in credit quality and environmental factors.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2015 and December 31, 2014, based on the most recent analysis performed, the risk category of loans by segment of loans is as follows:

September 30, 2015	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$16,704	$—	$7	$1,361	$—
1-4 Family residential	87,941	369	—	1,088	—
Commercial real estate	99,172	10,937	—	2,713	—
Other real estate loans	7,095	6,398	—	—	—
Commercial, financial and agricultural	17,024	—	—	411	—
Consumer	6,593	1,140	—	33	—
Tax exempt	14	4	—	—	—
Other loans	85	—	—	—	—
Total	$234,628	$18,848	$7	$5,606	$—

RESULTS OF OPERATIONS (Continued)

December 31, 2014	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$12,923	$6,888	$—	$840	$—
1-4 Family residential	85,138	11,288	—	4,767	—
Commercial real estate	82,034	11,074	—	4,447	—
Other real estate loans	5,825	—	—	—	—
Commercial, financial and agricultural	14,412	990	—	112	—
Consumer	5,614	3	—	17	—
Tax exempt	31	—	—	—	—
Other loans	148	—	—	—	—
Total	$206,125	$30,243	$—	$10,183	$—

The table below illustrates changes in the AFLL ratio (the ratio, expressed as a percentage, of the allowance for loan losses to total gross loans) over the past five quarters and the changes in related risk metrics over the same periods:

Quarter Ended	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014	September 30, 2014
AFLL Ratio	1.65%	1.71%	1.85%	2.02%	2.32%
ASC 450 allowance ratio (1)	1.49%	1.64%	1.78%	2.00%	2.06%
Specifically impaired loans (ASC 310 component)	$484	$289	$377	$247	$983
Historical and environmental (ASC 450-10 component)	3,870	4,251	4,450	4,924	5,122
Total allowance for loan loss	$4,354	$4,540	$4,827	$5,171	$6,105
Nonperforming loans to gross loans (2)	1.69%	2.42%	5.00%	4.21%	7.52%
Impaired loans to gross loans	1.57%	2.43%	4.52%	3.85%	5.78%
Allowance to nonperforming loans ratio	98.11%	70.46%	36.92%	47.91%	30.85%
Quarter-to-date net charge offs to average gross loans (3)	(0.19%)	(0.31%)	(0.40%)	0.35%	0.08%

(1)	Historical and environmental component as a percentage of non-impaired loans.
(2)	Nonaccrual loans and loans past due 90 or more days still accruing interest, and troubled debt restructurings still accruing interest as a percentage of gross loans.
(3)	Annualized.

As reflected in the table above, the Company continues to make steady progress at improving its asset quality. Nonperforming loans as a percentage of gross loans are down approximately 75% year over year, and the Company anticipates that it will continue to make progress in this area throughout the remainder of 2015.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

RESULTS OF OPERATIONS (Continued)

The following table presents information regarding loans included as nonaccrual and troubled debt restructurings and the gross income that would have been recorded in the nine-month and three-month periods ended September 30, 2015 and 2014 if the loans had been current:

	Nine months ended		Three months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Nonaccrual interest	$392	$999	$9	$324
Troubled debt restructurings interest	40	104	3	92

Noninterest Income

Total noninterest income for the first nine months of 2015 was $1,811, a decrease of $239, or 11.7% from $2,050 for the same period in 2014. The decrease is due to a decrease in gains on sale of securities available for sale, ATM income and investment service income.

Gains on sale of securities available for sale for the first nine months of 2015 was $5, a decrease of $208, or 97.7%, from $213 for the same period in 2014. This is due to the Company choosing to sell securities at a lower net gain in order to reposition and improve overall yield of the portfolio during the first nine months of 2015 than in the same period in 2014.

ATM income for the first nine months of 2015 was $61, a decrease of $38, or 38.4%, from $99 for the same period in 2014. This is due to the ATM network in which the Bank participates adding issuers of government benefit payment cards to the network, which has led to a decrease in the number of ATM transactions for which the Bank can charge non-customer fees.

Investment service income for the first nine months of 2015 was $85, a decrease of $22, or 20.6%, from $107 for the same period in 2014.  This decrease is due to lower demand for investment advisory services.

Total noninterest income for the three months ended September 30, 2015 was $614, a decrease of $204, or 24.9% from $818 for the same period in 2014. The decrease is due to a decrease in the gain on sale of securities available for sale, mortgage banking activities, investment service income and ATM income, similar to factors noted above for the nine-month period ended September 30, 2015.

Mortgage banking activities for the three months ended September 30, 2015 was $22, a decrease of $15, or 40.5%, from $37 for the same period in 2014.  The decrease is due to fluctuations in the demand for mortgage loan originations and refinancing activity.

The table below shows noninterest income for the nine-month and three-month periods ended September 30, 2015 and 2014.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Service charge on deposit accounts	$1,327	$1,290	$457	$436
Gain on sale of loans	71	59	22	37
Gain on sale of securities available for sale	5	213	4	173
Other:
Investment service income	85	107	19	33
Safe deposit box rental	21	22	7	7
Credit life insurance commissions	4	5	2	3
Bank Owned Life Insurance income	202	194	69	66
ATM income	61	99	21	33
Other customer fees	34	34	13	14
Other equity investment income	—	13	—	5
Other service charges, commissions and fees	1	14	—	11
Total noninterest income	$1,811	$2,050	$614	$818

RESULTS OF OPERATIONS (Continued)

Noninterest Expense

Noninterest expense for the first nine months of 2015 was $10,515, a decrease of $251 or 2.3% from $10,766 for the same period in 2014. The decrease is primarily due to decreases in other real estate expense and regulatory and compliance expense offset by an increase in salaries and employee benefits and occupancy expense.

Other real estate expense totaled $403 for the first nine months of 2015, a decrease of $424, or 51.3%, from $827 for the same period in 2014. Other real estate expense decreased during the first nine months of 2015 as a result of fewer properties being sold at a loss and fewer properties experiencing writedowns as a result of stabilization of real estate prices.

Regulatory and compliance expense totaled $520 in the first nine months of 2015, a decrease of $277, or 34.8%, from $797 for the same period in 2014. The decrease is primarily due to a reduction in the Bank’s FDIC insurance expense premium as a result of the lifting of the Consent Order.

Salaries and employee benefits totaled $5,221 in the first nine months of 2015, an increase of $241, or 4.8%, from $4,980 for the same period in 2014. This increase is primarily the result of the addition of commercial loan officers combined with cost of living salary increases.

Occupancy expense totaled $725 in the first nine months of 2015, an increase of $119, or 19.6%, from $606 for the same period in 2014. The increase is primarily due to a one-time adjustment of deferred rent expense related to a long-term lease on property utilized for one of the Bank’s branch locations that occurred during the first nine months of 2014, resulting in lower than normal expense in that period. The adjustment reduced occupancy expense by $108 in the first nine months of 2014. The Bank purchased the property from the lessor in 2014, terminating the lease.

Noninterest expense for the three months ended September 30, 2015 was $3,565, a decrease of $293, or 7.6% from $3,858 for the same period in 2014. The decrease is primarily due to decreases in other real estate expense and regulatory and compliance expense offset by an increase in salaries and employee benefits, similar to factors noted above for the nine-month period ended September 30, 2015.

RESULTS OF OPERATIONS (Continued)

The table below shows noninterest expense for the nine-month and three-month periods ended September 30, 2015 and 2014:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2015	2014	2015	2014
Salaries and employee benefits	$5,221	$4,980	$1,757	$1,682
Regulatory and compliance	520	797	173	265
Occupancy	725	606	248	234
Furniture and equipment	234	236	86	82
Data processing fees	917	860	316	292
Advertising and public relations	140	143	43	41
Operational expense	358	307	117	101
Other real estate expense	403	827	150	449
Other:
Loan expense	59	31	14	7
Legal	94	51	48	26
Audit and accounting fees	246	248	81	92
Postage and freight	185	220	59	75
Director expense	174	187	57	63
ATM expense	525	489	181	163
Amortization of intangible asset	103	103	34	34
Insurance expense	234	294	76	98
Printing	51	55	19	19
Other employee expenses	60	72	17	21
Dues & memberships	39	35	12	11
Miscellaneous taxes and fees	35	30	12	9
Federal Reserve and other bank charges	23	28	8	7
Loss on other investment	—	5	—	5
Other	169	162	57	82
Total noninterest expense	$10,515	$10,766	$3,565	$3,858

Income Taxes

During 2010, the Company established a valuation allowance against all of its deferred tax assets and has maintained that valuation allowance through the first nine months of 2015.

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

The Company has received approval to pay the deferred interest payments on its subordinated debentures, which the Company anticipates it will do in the fourth quarter of 2015. If the Company makes these deferred interest payments, it is likely that it will be able to reinstate some or all of the unrecognized deferred tax assets.

RESULTS OF OPERATIONS (Continued)

As of September 30, 2015, we have federal and state income tax net operating loss (NOL) carryforwards of $25,268 and $53,202, which will expire at various dates from 2020 through 2032. Such NOL carryforwards expire as follows:

	Federal	State
2020-2024	$—	$17,294
2025-2029	—	35,908
2030-2032	25,268	—

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

The Bank’s primary uses of cash are lending to its borrowers and investing in securities and short-term interest-earning assets. During 2014, regular loan repayments outpaced loan demand, resulting in a decrease in gross loans and contributing to the increase in cash and cash equivalents. However, during the first nine months of 2015, loan growth has outpaced deposit growth, and management believes this trend will continue throughout the remainder of 2015. In addition to funding loan growth, management plans to continue to utilize excess liquidity to invest in securities available for sale and time deposits in other financial institutions.

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

LIQUIDITY AND CAPITAL RESOURCES (Continued)
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

As of September 30, 2015 all of the plans required to be submitted to the FRB have been submitted and approved. Management believes that the Company is in compliance with the requirements of the Written Agreement as of September 30, 2015.

The Company’s principal source of liquidity for dividend payments is dividends received from the Bank. Although the Bank was profitable in each of 2012, 2013, 2014, and the first nine months of 2015, the Bank was prohibited under the terms of the Consent Order with the FDIC and the written agreement with the Department while those were in effect, and was thereafter prohibited under the terms of the informal agreement entered into by the Bank prior to its termination on September 29, 2015, from paying dividends to the Company without prior approval from the FDIC and the Department. Moreover, because the Bank has negative retained earnings, approval of the FDIC is required for the Bank to pay a dividend to the Company.

At the request of the FRB, the board of directors of the Company, on January 18, 2011, adopted a board resolution agreeing that the Company will not incur additional debt, pay common or preferred dividends, or redeem treasury stock without approval from the FRB. The terms of the Written Agreement, which replaced the board resolution, among other things, similarly prohibit the Company from incurring debt, paying dividends or interest or redeeming shares of its capital stock without the approval of the FRB. The Company requested permission to make dividend payments on the Preferred Shares and interest payments on its subordinated debt that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three issuances of subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common stock or preferred stock, including the Preferred Shares, and the Company’s subsidiary may not pay dividends on the subsidiary’s common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the Preferred Shares beginning in the second quarter of 2011. At September 30, 2015, the Company has $5,276 of interest accrued for which payment is being deferred. In addition, the Company has accumulated $6,300 in deferred dividends on the Preferred Shares as of September 30, 2015. The Company will reach 20 consecutive quarters of deferral of interest on its subordinated debentures during the first quarter of 2016 and if the deferred interest payments are not paid in full prior to that time the Company will be in default under the related indentures. The Company and the Bank have entered into discussions with the Company’s and the Bank’s regulators to secure permission to pay the deferred interest payments with available cash of the Company and the proceeds of a dividend from the Bank prior to the Company being in default and the Company and the Bank have received all necessary approvals to pay the deferred interest payment on the subordinated debentures and intends to make these payments in the fourth quarter of 2015.  The Company intends to utilize available cash and the proceeds of a dividend paid to the Company from the Bank (for which it has received all required regulatory approvals) to fund these interest payments. The Company expects that it may be required to begin deferring interest payments on its subordinated debentures again beginning in the first or second quarter of 2016. The Company’s subsidiary Community First Properties, Inc. suspended payment of its dividends on its preferred stock beginning with the dividend payment due December 31, 2011. At September 30, 2015, Community First Properties, Inc. has $63 of preferred stock dividends accrued for which payment is being deferred. Community First Properties intends to redeem all of the outstanding preferred shares issued by it during the fourth quarter of 2015.  The redemption price for these shares will equal the face value of these shares plus any deferred dividend payments, and the Company expects the total of these amounts to equal approximately $216.  Since the Company has deferred payment of dividends on the Preferred Shares for more than six quarters, the holders of the Preferred Shares now have the right to elect up to two directors to the Company’s board of directors. On April 14, 2014, the U.S. Treasury sold all of the Preferred Shares of it owned in a modified Dutch auction. The Company received none of the proceeds from the sale by the U.S. Treasury of the Preferred Shares.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Although the Bank was profitable in each of 2012, 2013, 2014, and the first nine months of 2015, the Bank was prohibited until September 30, 2015 under the terms of its formal and informal agreements with the FDIC and the Department from paying dividends to the Company without prior approval from the FDIC and the Department. The Company is also restricted in the types and amounts of dividends it can pay by the terms of the Preferred Shares and by the terms of the Written Agreement, which prohibits the Company from paying interest or dividends (including interest on the Company’s subordinated debentures and dividends on the Preferred Shares) without the FRB’s prior approval. The Company is currently considering the options available to it to increase capital levels at the Bank and the Company, including the sale of common or preferred stock of the Company. While the Preferred Shares are outstanding and entitled to the existing liquidation preference, any sale of the Company’s common stock would likely be at a price that would result in substantial dilution in ownership for the Company’s existing common shareholders and could result in a change in control of the Company. This change in control would likely qualify as a change in control under the IRS’s regulations related to the preservation of net operating loss carryforwards causing the Company to likely forfeit this benefit. The loss of this benefit would not cause the Company to recognize a cash charge, but rather would eliminate the benefit that the Company would otherwise be able to utilize to offset future year’s profits, if any, to reduce the Company’s tax liability.

Following termination of the informal agreement the Bank had entered into with the FDIC and Department, the Bank is no longer subject to restrictions from the Department on its ability to pay dividends to the Company (other than the restrictions under applicable Tennessee law limiting the amount of dividends a bank incorporated under the laws of the state of Tennessee may pay to its shareholders to the current year’s net income and any retained net income for the prior two years).  However, for so long as the Bank has negative retained earnings, as it did at September 30, 2015, the Bank must receive the prior approval of the FDIC before it may pay a dividend to the Company.  At September 30, 2015, with the prior approval of the FDIC, the Bank could dividend up to $10,262 to the Company, without the consent of the Commissioner of the Department.

In late 2010, the Basel Committee on Banking Supervision issued “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”), a new capital framework for banks and bank holding companies. Basel III will impose a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. In July 2013, the federal bank regulatory agencies, including the Federal Reserve and the FDIC, adopted final rules that would revise their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in Basel III and certain provisions of the Dodd-Frank Act. The rules, which became effective January 1, 2015, apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $1,000,000 or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules establish a new common equity Tier 1 minimum capital requirement of 4.5% and a minimum Tier 1 capital requirement of 6% (up from 4%) and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status. In order to be considered “well-capitalized” beginning on January 1, 2015, the Bank must maintain at least the following minimum capital ratios: common equity Tier 1 capital of 6.5%; tier 1 risk-based capital of 8% (up from 6%); total risk-based capital of 10%; and tier 1 leverage capital of 5%. The rules limit a banking organization’s capital distributions and certain discretionary bonus payments as well as a banking organization’s ability to repurchase its own shares if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of Tier 1 capital (when the buffer is fully phased in) in addition to the amount necessary to meet its minimum risk-based capital requirements. As a result, when fully phased in, the minimum capital requirements, inclusive of the capital conservation buffer, would be a Tier 1 leverage ratio of 4%, a Tier 1 common risk-based equity capital ratio of 7%, a Tier 1 equity risk-based capital ratio of 8.5% and a total risk-based capital ratio of 10.5%. Under the new rules, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. The Company’s cumulative stock and trust preferred securities will continue to be considered Tier 1 capital under grandfathering provisions included in the new rules. The new rules also introduce a new regulatory capital ratio, common equity Tier 1 capital, which will generally consist of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions. The rules allowed banks and their holding companies with less than $250,000,000 in assets a one-time opportunity to opt out of a requirement to include unrealized gains and losses in Accumulated Other Comprehensive Income, which the Bank and the Company has exercised. Because the Company’s total consolidated assets are below $1,000,000, these capital rules are not applicable to the Company on a consolidated basis. The Bank, though, is subject to these rules. Should the Company’s total consolidated assets increase to more than $1,000,000, the Company would then be subject to these rules.

At September 30, 2015, the Company had unfunded loan commitments outstanding of $33,838 and unfunded letters of credit of $1,662. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If the Company needed to fund these outstanding commitments, it has the ability to liquidate federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Company could sell participations in these or other loans to correspondent banks.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

At September 30, 2015 and December 31, 2014, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered “well-capitalized” under prompt corrective action guidelines and the ratios required by the Consent Order were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Regulatory Provisions(1)		Required by terms of Regulatory Agreements(2)
September 30, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$50,013	17.02%	$23,505	8.00%	$29,381	10.00%	$35,257	12.00%
Consolidated	32,657	11.08%	23,583	8.00%	29,478	10.00%	N/A	N/A
Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$46,332	15.77%	$13,222	4.50%	$19,098	6.50%	N/A	N/A
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$46,332	15.77%	$17,629	6.00%	$23,505	8.00%	$29,381	10.00%
Consolidated	19,309	6.55%	11,791	4.00%	17,687	6.00%	N/A	N/A
Tier 1 Capital to average assets
Community First Bank & Trust	$46,332	10.17%	$18,229	4.00%	$22,786	5.00%	$38,736	8.50%
Consolidated	19,309	4.22%	18,321	4.00%	N/A	N/A	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Regulatory Provisions(1)		Required by terms of Regulatory Agreements(2)
December 31, 2014	Amount	Ratio	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$44,173	16.32%	$21,654	8.00%	$27,068	10.00%	$32,481	12.00%
Consolidated	26,624	9.83%	21,668	8.00%	27,086	10.00%	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$40,768	15.06%	$10,827	4.00%	$16,241	6.00%	$27,068	10.00%
Consolidated	15,477	5.71%	10,834	4.00%	16,251	6.00%	N/A	N/A
Tier 1 Capital to average assets
Community First Bank & Trust	$40,768	9.32%	$17,490	4.00%	$21,862	5.00%	$34,979	8.00%
Consolidated	15,477	3.52%	17,586	4.00%	N/A	N/A	N/A	N/A

(1)	Because the Company’s total assets were less than $1,000,000 at September 30, 2015, the Company was not, at that date, subject to capital level requirements at that level.
(2)

Reflects minimum capital ratios required by the informal agreement the Bank entered into with the FDIC and the Department on October 27, 2014.  The informal agreement was terminated on September 29, 2015.

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

Management continually monitors the Bank’s sources and uses of cash in order to plan for future liquidity needs. The Bank’s most potentially volatile funding liabilities are national market time deposits. The Bank reduced its reliance on these funding sources during 2013 and 2014.  The Bank’s national market CDs was $7,240 at both September 30, 2015 and December 31, 2014. Management is currently utilizing national market CDs to take advantage of the favorable rates in that sector of the deposit market.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management uses a gap simulation model that takes cash flows into consideration. These include mortgage-backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and negotiable order of withdrawal (“NOW”) accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing our pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest-bearing deposits that is actually repriceable within a year. Our cumulative one year gap position at September 30, 2015, was 0.74% of total assets. Our policy states that our one-year cumulative gap should not exceed 15% of total assets.

At September 30, 2015, $154,411 of $458,233 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year totaled $93,448, or 35.5% of total loans, including loans held for sale at September 30, 2015. As of September 30, 2015, we had $125,527 in time deposits maturing or repricing within one year.

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

September 30, 2015
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in net interest income	(2.44%)	(0.57%)	(3.27%)	(7.62%)

December 31, 2014
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in net interest income	(8.55%)	(3.11%)	(1.13%)	(5.64%)

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

September 30, 2015
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in equity at risk	(10.11%)	(3.97%)	0.66%	(0.08%)

December 31, 2014
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in equity at risk	(13.33%)	(5.53%)	2.05%	(0.64%)

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

Because the Company is currently deferring the payment of interest on its outstanding subordinated debentures, the Company is not currently permitted to pay dividends on the Preferred Shares. The Company has not paid these dividends since the dividend payment on February 15, 2011. The total aggregate amount of dividends due but unpaid on the Preferred Shares as of the date of this report is $6,300.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community First, Inc.

(Registrant)

November 13, 2015	/s/ Louis E. Holloway
(Date)	Louis E. Holloway, President and Chief Executive Officer

November 13, 2015	/s/ Jon Thompson
(Date)	Jon Thompson, Chief Financial Officer