Form 10-K
period 2015-12-31
COMMUNITY FIRST INC
filed 2016-03-09
CIK 1179500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on June 30, 2015 was approximately $10,668,388. There were 3,296,666 shares of Common Stock outstanding on March 9, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2016 Annual Meeting of Shareholders, currently scheduled to be held on May 17, 2016, are incorporated by reference into Part III of this Annual Report on Form 10-K.

COMMUNITY FIRST, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2015

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

•	the inability to grow our loan portfolio;
•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;
•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
•	continuation of the historically low short-term interest rate environment;
•	the ability to retain large, uninsured deposits;
•	rapid fluctuations or unanticipated changes in interest rates;
•	the development of any new market;
•	a merger or acquisition;
•	any activity that would cause us to conclude that there was impairment of any asset, including goodwill or any other intangible asset;
•	our recording a further valuation allowance related to our deferred tax asset;
•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;
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

The Bank commenced business on May 18, 1999 as a Tennessee-chartered commercial bank whose deposits are insured by the Federal Deposit Insurance Corporation’s (the “FDIC”) Deposit Insurance Fund (the “DIF”).  The Bank is primarily regulated by the Tennessee Department of Financial Institutions (the “Department”) and the FDIC. The Bank’s sole subsidiary is Community First Properties, Inc. (“Properties”), a Maryland corporation which was established as a real estate investment trust (“REIT”) pursuant to Internal Revenue Service regulations but which terminated its REIT election effective March 30, 2012.  On March 30, 2012, the Company dissolved two of the Bank’s previously existing subsidiaries, Community First Title, Inc., a Tennessee corporation, and CFBT Investments, Inc., a Nevada corporation.  On December 31, 2015, Properties redeemed all of its outstanding shares of preferred stock, and as a result Properties’ equity securities are 100% owned by the Bank.  The assets of these two subsidiaries were distributed to the Bank.  The Bank conducts a wide range of banking activities and its principal business is to accept demand and saving deposits from the general public and to make residential mortgage, commercial, and consumer loans.

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

The Company is a bank holding company and its assets consist primarily of its investment in the Bank.  The Company provides a wide range of financial services through the Bank.  At December 31, 2015, the Company’s consolidated total assets were $469,940, its consolidated net loans, including loans held for sale, were $260,350, its total deposits were $416,714, and its total shareholders’ equity was $22,965.  At December 31, 2014, consolidated total assets were $443,555, the Company’s consolidated net loans, including loans held for sale, were $251,371, its total deposits were $398,080, and its total shareholders’ equity was $10,886.  At December 31, 2013, the Company’s consolidated total assets were $448,443, its consolidated net loans, including loans held for sale, were $265,668, its total deposits were $407,532, and its total shareholders’ equity was $8,616.

Loans

We make secured and unsecured loans to individuals, partnerships, corporations, and other business entities within the Middle Tennessee area.  Our loan portfolio consists of commercial, financial and agricultural loans, residential and commercial mortgage loans, and consumer loans.  Our legal lending limits under applicable regulations (based upon the legal lending limits of 25% of capital and surplus) were $11,964 as of December 31, 2015.

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

Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and usually involve more credit risk than mortgage loans because of the type and nature of the collateral.  Consumer lending collections are dependent on a borrower’s continuing financial stability and are thus likely to be adversely affected by job loss, illness, or personal bankruptcy.  In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral.  We underwrite these consumer loans carefully, with a strong emphasis on the amount of the down payment, credit quality and history, employment stability, and monthly income.  These loans are generally expected to be repaid on a monthly repayment schedule with the payment amount tied to the borrower’s periodic income.  We believe that the generally higher yields earned on consumer loans help compensate for the increased credit risk associated with such loans and that consumer loans are important to our efforts to serve the credit needs of our customer base.

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

Lending Policies

While the ultimate authority to approve loans rests with the Board of Directors, lending authority is delegated by the Board of Directors to the loan officers and Loan Committee.  Loan officers, each of whom are limited as to the amount of secured and unsecured loans that he or she can make to a single borrower or related group of borrowers, report to either the Bank’s Chief Credit Officer, Jim Bratton, or Retail Branch Administrator, Janice Simpson.  Louis Holloway, the Chief Executive Officer of our Bank, chairs the Loan Committee. Our Chief Credit Officer of the Bank, Jim Bratton, also serves as Vice Chairman of the Loan Committee.  Lending limits of individual loan officers are documented in the Bank’s Loan Policies and Procedures and are approved by the Board of Directors.  Loan officers discuss with the Chief Credit Officer, Retail Branch Administrator or Chief Executive Officer any loan request that exceeds their individual lending limit.  The loan must have approval from the Bank’s Chief Executive Officer, Chief Credit Officer, Retail Branch Administrator, or the Loan Committee as required by Loan Policy and Procedures.  The Chief Executive Officer and the Chief Credit Officer have lending authority on secured and unsecured loans up to $1,000,000, and the Retail Branch Administrator has lending authority on secured loans up to $150,000.

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

Asset/Liability Management

The Company’s Asset/Liability Committee, a committee composed of certain officers and directors of the Bank, is responsible for managing the Bank’s assets and liabilities.  The chairperson of this committee is an outside director, Randy A. Maxwell.  This committee attempts to manage asset growth, liquidity, investments and capital in order to maximize income and reduce interest rate risk, directs our overall acquisition and allocation of funds, and reviews and discusses our assets and liability funds budget in relation to the actual flow of funds.  This committee also reviews and discusses peer group comparisons; the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities; the ratio of allowance for loan losses to outstanding and nonperforming loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specific categories, regulatory changes, monetary policy adjustments, and the overall state of the local and national economies.

Investment Policy

Our investment portfolio policy is designed to provide guidelines by which the funds not otherwise needed to meet loan demand of our market area can best be invested to meet fluctuations in the loan demand and deposit structure.  The Bank’s President and Chief Financial Officer, Jon Thompson, also serves as Investment Officer.  We seek to balance the market and credit risk against the potential investment return, make investments compatible with the pledging requirements of our deposits of public funds, maintain compliance with regulatory investment requirements, and assist the various local public entities with their financing needs.  Our investment policy is a component of the Company’s Asset/ Liability Management policy.  The investment policy is reviewed annually by the Asset/ Liability Management Committee and by the Board of Directors.

Customers

In the opinion of management, there is no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on our business.  As of December 31, 2015, we had a total of 104 lending relationships that represent exposure to us of at least $500.  We believe that the loss of one of these relationships or an affiliated group of relationships, while significant, would not materially impact our performance.

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

Employees

As of December 31, 2015, we had 106 full-time equivalent employees and 110 total employees.  The Company plans to continue to hire additional employees as necessary to meet the demands of its customers.  Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement, and the Company believes that its relations with its employees are good.

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

On April 14, 2014, the U.S. Treasury, the then holder of all the Series A Preferred Stock and Series B Preferred Stock issued by the Company, closed on the sale of the securities in a modified Dutch auction. The clearing price for the Series A Preferred Stock was $300.50 per share and the clearing price for the Series B Preferred Stock was $521.75 per share. The sale was to unaffiliated third party investors as well as certain directors and executive officers of the Company. On January 23, 2015, certain of our directors and executive officers acquired 2,000 additional shares of the Series A Preferred Stock from an investor that had acquired the shares from the U.S. Treasury, resulting in our directors and executive officers owning in excess of 50% of the outstanding shares of the Series A Preferred Stock. On April 15, 2015, certain of our directors and executive officers, and other individuals, acquired an additional 2,901 shares of the Series A Preferred Stock from an investor that had acquired the shares from the U.S. Treasury.

On December 31, 2015, we redeemed (i) all of the outstanding shares of Series B Preferred Stock for a total redemption price of $1,374 and (ii) 5,901 of the 17,806 outstanding shares of Series A Preferred Stock for a total redemption price of $3,541. None of the shares of Series A Preferred Stock redeemed were held by the Company’s directors or executive officers or other individuals that are holders of the shares (and all of the holders of the Series A Preferred Stock whose shares were not redeemed consented to redemptions), but rather were held by institutional investors that acquired the shares from the U.S. Treasury in April 2014 or from other institutional investors that had acquired the shares from the U.S. Treasury. For additional information regarding the redemptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” beginning on page 56 of this Form 10-K.

As described in the definitive proxy statement filed by the Company with the Securities and Exchange Commission on December 4, 2015, the Company submitted to the holders of the Series A Preferred Stock and the holders of the Company’s Common Stock for their approval at a special meeting of shareholders held on February 25, 2016, and the holders of the Series A Preferred Stock and Common Stock at that meeting approved, a collection of amendments to the Company’s charter (the “Charter Amendments”) to modify the terms of the Series A Preferred Stock to, among other things, (i) cancel the amount of undeclared dividends in respect of the Series A Preferred Stock; (ii) reduce the liquidation preference on the Series A Preferred Stock to $650 per share plus the amount of any declared and unpaid dividends, without accumulation of any undeclared dividends; (iii) reduce the dividend rate payable on the Series A Preferred Stock from 9% per annum to 5% per annum; (iv) change the designation of the Series A Preferred Stock from “Cumulative” to “Non-Cumulative” and change the rights of the holders of the Series A Preferred Stock such that dividends or distributions on the Series A Preferred Stock will not accumulate unless declared by the Company’s board of directors and subsequently not paid; and (v) eliminate the restrictions on the Company’s ability to pay dividends or make distributions on, or repurchase, shares of its common stock or other junior stock or stock ranking in parity with the Series A Preferred Stock prior to paying accumulated but undeclared dividends or distributions on the Series A Preferred Stock.

The Series A Preferred Stock qualifies as Tier 1 capital under current regulatory guidelines and following the effectiveness of the amendments described in the previous paragraph provides for noncumulative dividends at a rate of 5% per annum (down from 9% per annum in 2015). Noncumulative dividends are payable on the Series A Preferred Stock quarterly and, if paid, are payable on February 15, May 15, August 15 and November 15 of each year. Because the dividends are noncumulative, if the Company fails to make a dividend payment it will not accrue and thereafter be payable.  If the Company fails to pay a total of six dividend payments on the Series A Preferred Stock, whether or not consecutive, holders of the Series A Preferred Stock shall be entitled, voting together with any other series of voting parity stock, to elect two directors to the Company’s Board of Directors until the Company has paid all such dividends that it had failed to pay. As a result of the Company’s deteriorating financial condition, at the request of the Federal Reserve Bank of Atlanta (the “FRB”), we informally agreed, through a board resolution adopted by the Board of Directors on January 18, 2011 (which was replaced with a written agreement on April 19, 2014), that we would not, among other things, pay dividends on the Series A Preferred Stock or the Series B Preferred Stock without the prior approval of the FRB.  Beginning with the dividend payment due on May 15, 2011, we have been unable to secure the approval of the FRB to pay dividends on the Series A Preferred Stock or, prior to its redemption, the Series B Preferred Stock.  Since we have deferred dividend payments on the Series A Preferred Stock for more than six quarters, the holders of the Preferred Stock have the right to elect two directors to our Board of Directors.

The Series A Preferred Stock has no maturity date and ranks senior to the Company’s common stock, no par value per share (the “Common Stock”), with respect to the payment of dividends and distributions and amounts payable upon liquidation, dissolution and winding up of the Company. Except for limited circumstances, the Series A Preferred Stock is generally non-voting.

Under the ARRA, the Series A Preferred Stock may be redeemed by the Company at any time subject to prior approval by the FRB.

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

As of December 31, 2015, all of the plans required to be submitted to the FRB have been submitted and approved.  Management believes that the Company is in full compliance with the requirements of the Written Agreement as of December 31, 2015.

On February 29, 2016, the Company was notified by the FRB that the Written Agreement had been terminated as of February 29, 2016.  As of February 29, 2016, the Company and the Bank have no outstanding enforcement agreements with any of their regulators.

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

Tennessee Supervision and Regulation – As a Tennessee-chartered commercial bank, the Bank is subject to various state laws and regulations which limit the amount that can be loaned to a single borrower, the type of permissible investments the Bank may make, and geographic expansion, among other things.  The Bank must submit an application and receive the approval of the Tennessee Department of Financial Institutions (the “Department”) before opening a new branch office or merging with another financial institution.  The Department regularly examines state chartered banks like the Bank and in connection with its examinations may identify matters necessary to improve a bank’s operation in accordance with principles of safety and soundness. Any matters identified in such examinations are required to be appropriately addressed by the bank being examined and may include maintaining capital at levels above those required by federal statutory provisions to be considered well capitalized and not paying dividends without the prior approval of the Commissioner of the Department.

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

Dividends – The Company is a legal entity separate and distinct from the Bank.  The principal source of the Company’s revenues however, is from dividends declared by the Bank.  Under Tennessee banking law, the Bank can only pay dividends in an amount equal to or less than the total amount of its net income for that calendar year combined with retained net income of the preceding two (2) years.  Payment of dividends in excess of this amount requires prior approval by the Commissioner of the Department.  The Bank’s ability to pay dividends also may depend on its ability to meet minimum capital levels established from time to time by the FDIC.  Under such regulations, FDIC-insured state banks are prohibited from paying dividends, making other distributions or paying any management fee to a parent if, after such payment, the bank would fail to have a common equity Tier 1 risk-based capital ratio of at least 5.125%, a Tier 1 risk-based capital ratio of at least 6.625%, a total risk-based capital ratio of at least 8.625% and a Tier 1 leverage capital ratio of at least 4%, in each case, including the portion of the capital conservation buffer implemented beginning January 1, 2016, under the FDIC regulations implementing the Basel III capital requirements.  Beginning January 1, 2016, this capital conservation buffer is being phased in at 0.625% per year.  When fully phased in on January 1, 2019, the full capital conservation buffer of up to 2.5% following a three-year phase-in period. The Bank’s ability to pay dividends to the Company may also be limited by limitations imposed on the Bank by the FDIC or the Department, including both formal and informal actions.

Under Tennessee law, the Bank (subject to any limitations under Tennessee banking law) and the Company may pay common stock dividends if, after giving effect to the dividends, the Company or the Bank can pay its debts as they become due in the ordinary course of business and the Company’s or the Bank’s total assets exceed its total liabilities.  The payment of dividends by the Company also may be affected or limited by certain factors, such as the requirements to maintain adequate capital above regulatory guidelines.  In addition, if, in the opinion of the applicable regulatory authority, a bank holding company or a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may take various supervisory actions to prevent such action, including a cease and desist order prohibiting such practice.  At the request of the FRB, the Board of Directors of the Company, on January 18, 2011, adopted a board resolution (which has been replaced by the Written Agreement) agreeing that the Company would not, among other things, incur additional debt, pay dividends on any of its common stock or preferred stock, or redeem treasury stock without approval from the FRB.  The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debentures that were scheduled for the first quarter of 2011.  In the first quarter of 2011, the FRB granted the Company permission to pay the dividends on its Preferred Stock that were due on February 15, 2011, but denied the Company permission to make interest payments on its subordinated debentures.  As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three issuances of subordinated debentures during the first quarter of 2011.  The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters.  During the period in which it is deferring the payment of interest on its subordinated debentures, the indentures governing the subordinated debentures provide that the Company cannot pay any dividends on its Common Stock or Preferred Stock.  Accordingly, the Company was required to suspend its dividend payments on its Preferred Stock beginning in the second quarter of 2011.

As a result of improvements in the Bank and Company’s financial condition, management sought approval from its regulators to allow the Bank to pay dividends to the Company in an amount sufficient to allow the Company to pay all accrued but unpaid interest payments on its subordinated debentures during the fourth quarter of 2015.  The Company received all of the required regulatory approvals and in December 2015 made interest payments totaling $5,444 to the holders of the subordinated debt.  As of December 31, 2015, the Company is current on all interest payments due related to its subordinated debentures.

Also during 2015, the Company and Bank sought permission for the Bank to pay additional dividends to the Company sufficient to allow it to redeem all of the Series B Preferred Stock and 5,901 shares of the Series A Preferred Stock as described above.  Upon redemption of the 5,901 shares of Series A Preferred Stock, $2,360 of the Company’s equity that was attributable to the redeemed shares of Series A Preferred Stock was transferred to common equity as a result of the cash redemption amount being less than the face value of the redeemed shares of Series A Preferred Stock.  Due to the restrictions on the Company’s ability to pay dividends, a total of $2,114 of dividends had been accrued as of the redemption date for the 5,901 shares that were redeemed.  Upon redemption, the accrued dividends were reversed, which increased the Company’s retained earnings.

Following the redemptions, as of December 31, 2015, the Company had accumulated $4,265 in deferred dividends on the 11,905 shares of the Series A Preferred Stock not redeemed.

Following approval and effectiveness of the Charter Amendments on February 25, 2016, the Company’s total equity increased due to the reversal of $4,386 accrued but undeclared dividends on the Series A Preferred Stock as of December 31, 2015.  In addition, the portion of the Company’s capital that is allocated to common stock was increased by the reduction in the liquidation preference of the Series A Preferred Stock from $1,000 per share to $650 per share resulting from the Charter Amendments.  As a result of the Charter Amendments, a total of $4,167 of the Company’s equity was transferred during the first quarter of 2016 from Preferred Stock to Common Stock.

Additionally, because the Company had, until December 2015, deferred the payment of interest on its subordinated debentures, the Bank’s sole subsidiary, Community First Properties, Inc., was also prohibited from paying dividends on its issued and outstanding preferred stock and common stock until such time as the Company is current on the payment of interest on its subordinated debt.  On December 31, 2015, Community First Properties, Inc. paid $778 to the holders of its outstanding preferred stock inclusive of $562 paid to the Bank.  The payment was for accrued but unpaid dividends on the preferred stock and also fully redeemed the shares at face value.  As of December 31, 2015, Community First, Properties, Inc. had no shares of preferred stock outstanding.

On February 29, 2016, the Company was notified by the FRB that the Written Agreement had been terminated as of February 29, 2016.  As of February 29, 2016, the Company and the Bank have no outstanding enforcement agreements with any of their regulators.

In addition to the limitations on the Company’s ability to pay dividends under Tennessee law, the Company’s ability to pay dividends on its Common Stock is also limited by the terms of the Series A Preferred Stock and the indentures governing its subordinated debentures and by certain statutory or regulatory limitations.

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

As an insurer, the FDIC issues regulations, conducts examinations, requires the filing of reports and generally supervises and regulates the operations of state-chartered banks that, like the Bank, are not members of the Federal Reserve.  FDIC approval is required prior to any merger or consolidation involving state, nonmember banks, or the establishment or relocation of an office facility thereof.  FDIC supervision and regulation is intended primarily for the protection of depositors and the DIF.  The FDIC regularly examines state-chartered banks like the Bank and in connection with its examinations may identify matters necessary to improve a bank’s operation in accordance with principles of safety and soundness. Any matters identified in such examinations are required to be appropriately addressed by the bank being examined and may include maintaining capital at levels above those required by federal statutory provisions to be considered well capitalized or not paying dividends without the prior approval of the FDIC.

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

Any insured bank which does not operate in accordance with or conform to FDIC regulations, policies and directives may be sanctioned for non-compliance.  For example, proceedings may be instituted against any insured bank or any director, officer or employee of such bank that engages in unsafe and unsound practices, including the violation of applicable laws and regulations.  The FDIC has the authority to terminate deposit insurance pursuant to procedures established for that purpose.

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

Threshold Requirements as of December 31, 2015:

	Common Equity Tier 1 Risk-based Capital ratio	Total Risk-based Capital ratio	Tier 1 Risk-based Capital ratio	Tier 1 Leverage ratio
Well capitalized	6.5%	10%	8%	5%
Adequately capitalized	4.5%	8%	6%	4%
Undercapitalized	< 4.5%	< 8%	< 6%	< 4%
Significantly undercapitalized	< 3%	< 6%	< 4%	< 3%
Critically undercapitalized	Tangible Equity/Total Assets ≤ 2%

The regulations also establish procedures for “downgrading” an institution to a lower capital category based on supervisory factors other than capital.  Specifically, Section 38 of the FDIA and the implementing regulations provide that a federal banking agency may, after notice and an opportunity for a hearing, reclassify a well-capitalized institution as adequately capitalized and may require an adequately capitalized institution or an undercapitalized institution to comply with supervisory actions as if it were in the next lower category if the institution is in an unsafe or unsound condition or engaging in an unsafe or unsound practice.  (The FDIC may not, however, reclassify a significantly undercapitalized institution as critically undercapitalized). The FDIC may also, as part of its examination of a bank, require that a bank maintain capital at levels above those required to be well capitalized under the prompt corrective action provisions of FDICIA.  If the FDIC were to impose higher capital ratio requirements on a financial institution in connection with any written agreement, consent order, order to cease and desist, capital directive or prompt corrective action directive, that institution even if well capitalized under statutorily required minimums would be reclassified as adequately capitalized for certain purposes including the acceptance or renewal of brokered deposits and limits on the rates that the institution may pay on deposits.

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

Capital Requirements—The FDIC’s minimum capital standards applicable to FDIC-regulated banks and savings banks require the most highly-rated institutions to meet a “Tier 1” leverage capital ratio of at least 3.0% of total assets.  Tier 1 (or “core capital”) prior to January 1, 2015 consisted of common stockholders’ equity, noncumulative perpetual preferred stock, and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments.  All banks must have a Tier 1 leverage ratio of at least 100-200 basis points above the 3% minimum.  The FDIC capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not highly rated or are anticipating or experiencing significant growth.  The Series A Preferred Stock, and, prior to its redemption, the Series B Preferred Stock, qualifies as Tier 1 capital as do the majority of the subordinated debentures the Company has previously issued, and, as described below, the Series A Preferred Stock currently continues to qualify as Tier 1 capital (even after giving effect to the Charter Amendments) following passage of the Dodd-Frank Act and will continue to qualify as Tier 1 capital under rules adopted by federal banking regulators implementing Basel III.  Prior to January 1, 2015, Tier 2 capital consisted of an amount equal to the sum of (i) the allowance for possible loan losses in an amount up to 1.25% of risk-weighted assets; (ii) cumulative perpetual preferred stock with an original maturity of 20 years or more and related surplus; (iii) hybrid capital instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) in an amount up to 50% of Tier 1 capital, eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus. The inclusion of the foregoing elements of Tier 2 capital is subject to certain requirements and limitations of the FDIC.

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

FDIC regulations also require that banks meet a risk-based capital standard.  Prior to January 1, 2015, the risk-based capital standard required the maintenance of total capital (which is defined as Tier 1 capital and Tier 2 or supplementary capital) to risk-weighted assets of 8% and Tier 1 capital to risk-weighted assets of 4%.  Subsequent to January 1, 2015, these standards are 8% for total risk-based capital and 6% for Tier 1 risk-based capital.  In determining the amount of risk-weighted assets, all assets, plus certain off balance sheet items, are multiplied by a risk-weight of 0% to 250%, based on the risks the FDIC believes are inherent in the type of asset or item.  Prior to January 1, 2015, the components of Tier 1 capital were equivalent to those discussed above under the 3% leverage requirement.  The components consisted of mandatory convertible securities, long-term subordinated debt, intermediate-term preferred stock and allowance for possible loan losses. Allowance for possible loan losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets.  Prior to January 1, 2015, overall, the amount of capital counted toward supplementary capital could not exceed 100% of Tier 1 capital.  The FDIC includes in its evaluation of a bank’s capital adequacy an assessment of risk-based capital focusing principally on broad categories of credit risk.  No measurement framework for assessing the level of a bank’s interest rate risk exposure has been codified but effective board and senior management oversight of the bank’s tolerance for interest rate risk is required.

FDIC capital requirements are designated as the minimum acceptable standards for banks whose overall financial condition is fundamentally sound, which are well-managed and have no material or significant financial weakness.  The FDIC capital regulations state that, where the FDIC determines that the financial history or condition, including off-balance sheet risk, managerial resources and/or the future earnings prospects of a bank are not adequate and/or a bank has a significant volume of assets classified as substandard, doubtful or loss or otherwise criticized, the FDIC may determine that the minimum adequate amount of capital for that bank is greater than the minimum standards established in the regulation.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies with total consolidated assets in excess of $1 billion. Prior to January 1, 2015, these guidelines provided that a minimum ratio of Tier 1 capital to Average Assets, less goodwill and other specified intangible assets, of at least 4% should be maintained for most bank holding companies. For a bank holding company to be considered “well capitalized” prior to January 1, 2015, it was required to maintain a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and not be subject to a written agreement, order or directive to maintain capital above a specified level. The guidelines also provided that bank holding companies experiencing high internal growth or making acquisitions would be expected to maintain strong capital positions substantially above the minimum supervisory levels. Furthermore, the Federal Reserve has indicated that it will consider a bank holding company’s Tier 1 capital leverage ratio, after deducting all intangibles, and other indicators of capital strength in evaluating proposals for expansion or new activities.

In late 2010, the Basel Committee on Banking Supervision issued Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems (“Basel III”), a new capital framework for banks and bank holding companies. Basel III imposes a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. In July 2013, the federal bank regulatory agencies, including the Federal Reserve and the FDIC, adopted final rules that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in Basel III and certain provisions of the Dodd-Frank Act. The final rules, which became effective on January 1, 2015, apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million (or, if currently proposed regulatory changes are approved, $1 billion) or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules establish a new common equity Tier 1 minimum capital requirement of 4.5%, a minimum Tier 1 risk-based capital requirement of 6% (up from 4%), a total risk-based capital requirement of 8%, a Tier 1 leverage capital requirement of 4%, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status. In order to be considered “well-capitalized” beginning on January 1, 2015, the Bank must maintain at least the following minimum capital ratios: common equity Tier 1 capital of 6.5%; Tier 1 risked-based capital of 8% (up from 6%); total risk-based capital of 10%; and Tier 1 leverage capital of 5%. These new capital requirements limit a banking organization’s capital distributions and certain discretionary bonus payments as well as a banking organization’s ability to repurchase its own shares if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of Tier 1 capital (when fully phased in) in addition to the amount necessary to meet its minimum risk-based capital requirements. Beginning January 1, 2016, 0.625% of the capital conservation buffer was phased in such that the required levels of capital in order to engage in actions for which a bank or bank holding company’s capital must exceed the levels required by these buffers are as of the date hereof: a common equity Tier 1 risk-based capital ratio of 5.125%, a Tier 1 risk-based capital ratio of 6.625% and a total risk-based capital ratio of 8.625%. When fully phased in, the capital requirements, inclusive of the capital conservation buffer, would be a Tier 1 leverage ratio of 4%, a Tier 1 common risk-based equity capital ratio of 7%, a Tier 1 equity risk-based capital ratio of 8.5% and a total risk-based capital ratio of 10.5%.  Under the new rules, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities (including associated subordinated debentures) issued after May 19, 2010 will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010 (like our subordinated debentures) including, in the case of bank holding companies with less than $15 billion in total assets on December 31, 2009, trust preferred securities issued prior to that date will continue to count as Tier 1 capital subject to certain quantitative limitations.  Our shares of Series A Preferred Stock and Series B Preferred Stock qualified as Tier 1 capital prior to the redemption of the Series B Preferred Stock and the modifications to the Series A Preferred Stock resulting from the Charter Amendments because of an exemption available for shares issued under the CPP.  As a result of the modifications to the Series A Preferred Stock resulting from the Charter Amendments approved by our shareholders on February 25, 2016, our Series A Preferred Stock is expected to continue to qualify as Tier 1 capital as a result of dividends on those shares now being noncumulative.  Common equity Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.  The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in Accumulated Other Comprehensive Income.  We and the Bank have exercised this opt-out right. Because the Company’s total consolidated assets are below $1 billion, these new capital rules are not applicable to the Company on a consolidated basis. Should the Company’s total consolidated assets increase to more than $1 billion, the Company would then be subject to these new rules.

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

The Dodd-Frank Act contains a number of provisions dealing with capital adequacy of insured depository institutions and their holding companies, and for the most part will result in insured depository institutions and their holding companies being subject to more stringent capital requirements. Under the so-called “Collins Amendment” to the Dodd-Frank Act, federal regulators have established minimum leverage and risk-based capital requirements for, among other entities, banks and bank holding companies with total assets in excess of $1 billion on a consolidated basis. These minimum requirements require that a bank holding company maintain a Tier 1 risk-based capital ratio of not less than 4% and a total risk-based capital ratio of not less than 8%. The Collins

Amendment also excludes trust preferred securities issued after May 19, 2010 from being included in Tier 1 capital unless the issuing company is a bank holding company with less than $500 million in total assets. Under the regulations implementing Basel III, trust preferred securities issued prior to that date will continue to count as Tier 1 capital, subject to certain qualitative limitations, for bank holding companies with less than $15 billion in total assets, and such securities will be phased out of Tier 1 capital treatment for bank holding companies with over $15 billion in total assets over a three-year period beginning in 2015. The Collins Amendment did not exclude preferred stock issued to the U.S. Treasury through the CPP from Tier 1 capital treatment. Accordingly, the Company’s subordinated debentures and Preferred Stock issued to the U.S. Treasury through the CPP qualified as Tier 1 capital, and, as described above, the Company’s Series A Preferred Stock continues to qualify as Tier 1 capital.

Restrictions on Transactions with Affiliates – Both the Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	A bank’s loans or extensions of credit, including purchases of assets subject to an agreement to repurchase, to or for the benefit of affiliates;
•	A bank’s investment in affiliates;
•	Assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;
•	The amount of loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates;
•	Transactions involving the borrowing or lending of securities and any derivative transaction that results in credit exposure to an affiliate; and
•	A bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

Loans-to-One-Borrower – The aggregate amount of loans that we are permitted to make under applicable regulations to any one borrower, including related entities, is the greater of 25% of unimpaired capital and surplus or $500.  Based on the Bank’s capitalization at December 31, 2015, our loans-to-one borrower limit is approximately $11,964.  Our house limit on loans to one borrower is equal to the loan to one borrower limit.

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

Gramm-Leach Bliley Act – The Gramm-Leach-Bliley Act of 1999 (the “Act”) represented a pivotal point in the history of financial services regulation in the United States.  The Act removed large parts of a regulatory structure that had its roots in the 1930’s and creates new opportunities for banks, other depository institutions, insurance companies and securities firms to enter into combinations.  The Act also provided new flexibility to design financial products and services that better serve the banking consumer.  The Act, among other provisions, (i) substantially eliminated the prohibition under the BHC Act which existed previously on affiliations between banks and insurance companies; (ii) repealed Section 20 of the Glass-Steagall Act which prohibited banks from affiliating with securities firms; (iii) set forth procedures for such affiliations; (iv) provided for the formation of financial holding companies; and (v) eliminated the blanket exclusion of banks from the definitions of the terms “broker” and “dealer” under the Exchange Act, while permitting banks to continue to conduct certain limited brokerage and dealer activities without registration under the Exchange Act as a broker-dealer.

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

Other

While not directly restricting efforts to acquire control of the Company, certain other characteristics of our organization may discourage attempts to acquire control of the Company.  The Company’s Charter provides that approximately one-third of its Directors are elected each year (see “Management -- Classification of Directors”), thereby making it more difficult for a potential acquirer of control of the Company to replace the members of the Board of Directors than it would be if directors were elected at more frequent intervals or if a greater percentage of directors were elected at any one time.

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

Capital Adequacy

See “Supervision and Regulation - Capital Requirements” for a discussion of bank regulatory agencies’ capital adequacy requirements.

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

With the sale of our branch locations in Murfreesboro and Franklin, Tennessee during 2012, our results of operations have become more dependent on the economic climate in our primary market, Maury and Hickman Counties. Economic conditions in the Maury and Hickman County markets weakened in 2009, continued to be challenging in 2010 and 2011 and despite modest improvement since 2011 remain uncertain, particularly in the real estate construction and development sector.

We cannot assure you that economic conditions in the Maury and Hickman County markets will continue to improve in 2016 or thereafter, and continued uncertain economic conditions in those markets could cause us to suffer additional losses, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.

Our loan portfolio includes a significant amount of real estate loans, including construction and development loans, which loans have a greater credit risk than residential mortgage loans.

As of December 31, 2015, approximately 90.6% of our loans held for investment were secured by real estate. Of this amount, approximately 46.5% were commercial real estate loans, 8.9% were residential real estate loans, 41.9% were construction and development loans and 2.7% were other real estate loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the markets we serve or in the State of Tennessee, like those we experienced in 2008, 2009, 2010, 2011 and to a lesser extent since 2011 have adversely affected, and could continue to adversely affect, the value of our assets, our revenues, results of operations and financial condition. In addition, construction and development lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Consequently, the credit quality of many of these loans deteriorated during the challenging economic environment from 2008 to 2011. Although real estate prices appear to have stabilized somewhat over the last three years, reductions in residential real estate market demand could result in renewed price reductions in home and land values (which may occur quickly) adversely affecting the value of collateral securing the construction and development loans that we hold, which could result in increases in provision for loan losses, increases in operating expenses as a result of the allocation of management time and resources to the collection and workout of loans, and higher nonperforming assets expenses, all of which would negatively impact our financial condition and results of operations.

We have a concentration of credit exposure to borrowers in certain industries, and we also target small to medium-sized businesses.

We have meaningful credit exposures to borrowers in certain businesses, including commercial and residential building lessors, new home builders, and land subdividers. These industries experienced adversity during 2008 through 2010 as a result of sluggish economic conditions, and, as a result, an increased level of borrowers in these industries were unable to perform under their loan agreements with us, or suffered loan downgrades which negatively impacted our results of operations. If the economic environment in our markets weakens in 2016 or beyond, these industry concentrations could result in increased deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause our earnings to be negatively impacted. Furthermore, any of our large credit exposures that deteriorate unexpectedly could cause us to have to make significant additional loan loss provisions, negatively impacting our earnings.

A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our market areas. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized businesses. We expect to seek to expand the amount and percentage of such loans in our portfolio in 2016. During periods of lower economic growth like those we have experienced in recent years, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

Changes that became effective on January 1, 2015 (and continue to be phased in) to capital requirements for bank holding companies and depository institutions may negatively impact the Company’s and the Bank’s results of operations.

In July 2013, the Federal Reserve and the FDIC approved final rules that substantially amend the regulatory risk-based capital rules applicable to the Bank. The final rules, which became effective as to the Bank on January 1, 2015 but are not applicable to bank holding companies (like the Company) with less than $1 billion in total assets, implement the Basel III regulatory capital reforms and changes required by the Dodd-Frank Act.

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies with total assets in excess of $1 billion. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms include new minimum risk-based capital and leverage ratios. These rules also refine the definition of what constitutes “capital” for purposes of calculating those ratios. The new minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6% (increased from 4%); (iii) a total risk-based capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (to be phased in over three years) above the new regulatory minimum capital ratios, and result in the following minimum ratios: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by a like percentage each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The application of more stringent capital requirements for the Company and the Bank, like those adopted to implement the Basel III reforms (particularly the new common equity Tier 1 capital ratio), could, among other things, if applicable to the Company or the Bank, result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if the Company or the Bank were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of the final rules regarding Basel III could result in the Company or the Bank having to lengthen the term of their funding, restructure their business models and/or increase their holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit the Company’s and the Bank’s ability to make distributions, including paying dividends, or buying back shares.

If the Bank’s capital levels decline, the amounts that it can lend any one borrower are reduced.

At December 31, 2015, the Bank’s legal lending limit under applicable regulations (based upon the maximum legal lending limits of 25% of capital and surplus) was $11,964. As the Bank’s capital levels declined from 2008 through 2011, its legal lending limit was reduced.  Increases in the Bank’s total capital over the last three years have reversed that trend and increased the limit. If the legal lending limit is reduced below the level of credit, including lines of credit, that the Bank has extended to a borrower, it can no longer renew or continue undrawn credit lines or make additional loans or advances to its largest borrower relationships, and its ability to renew outstanding loans to such customers is extremely limited. Additionally, if the Bank seeks to reduce the amount of credit that it has extended to a particular borrower because of a reduction in its legal lending limit, the borrower may decide to move its loan relationships to another financial institution with legal lending limits high enough to accommodate the borrower’s relationships. A loss of loan customers as a result of being subject to lower lending limits, could negatively impact the Bank’s liquidity and results of operations.

We could sustain additional losses if our asset quality deteriorates.

Our earnings are significantly affected by our ability to properly originate, underwrite and service loans. A significant portion of our loans are real estate based or made to real estate based borrowers, and the credit quality of such loans has at times in the past deteriorated and could deteriorate further if real estate market conditions decline again or fail to continue to improve nationally or, more importantly, in our market areas. We have sustained losses, and could continue to sustain losses if we incorrectly assess the creditworthiness of our borrowers or fail to detect or respond to further deterioration in asset quality in a timely manner. Problems with asset quality could cause our interest income and net interest margin to decrease and our provisions for loan losses to increase, which could adversely affect our results of operations and financial condition.

An inadequate allowance for loan losses would reduce our earnings.

The risk of credit losses on loans varies with, among other things, general economic conditions, real estate market conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value and marketability of the collateral for the loan.

Management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and regular reviews of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectability of the loan portfolio and provides an allowance for loan losses based upon its estimate of probable incurred credit losses, using past loan experience, volume and types of loans in the portfolio, nature and value of the portfolio, specific borrower and collateral value information, internal loan classifications, trends in classifications, volumes and trends in delinquencies, nonaccruals and charge-offs, loss experience of various loan categories, economic conditions and other factors. Reflecting management’s belief that our asset quality metrics were improving, in 2015 we reduced the amount of our allowance for loan losses expressed as a percentage of our total loans by taking a negative provision expense. If the quality of our loan portfolio were to deteriorate or we were to grow our loan portfolio materially we would likely need to build our allowance for loan losses through a charge against earnings to maintain the allowance at appropriate levels after loan charge offs less recoveries. If management’s assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb losses, our earnings and capital could be significantly and adversely affected.

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

We, and the Bank, are required to maintain certain capital levels established by banking regulations or specified by bank regulators, including those capital maintenance standards imposed on us as a result of the Dodd-Frank Act and the federal regulations implementing Basel III, and we are required to serve as a source of financial strength to the Bank. At December 31, 2015, the Bank’s capital ratios exceeded the levels required to be considered “well-capitalized”.  The Company, separate from the Bank, is regulated by the FRB.  As of December 31, 2015, the Company was a party to a Written Agreement with the FRB prohibiting the Company from, among other things, paying interest on its subordinated debentures and dividends on its common and Preferred Stock without the prior approval of the FRB.  On February 29, 2016, the Company was notified by the FRB that the Written Agreement had been terminated as of February 29, 2016.  The Written Agreement did not establish any specific capital ratios that must be attained by the Company.  We must also maintain adequate funding sources in the normal course of business to support our operations and fund outstanding liabilities. Our, and the Bank’s, ability to maintain capital levels at or above those required by federal banking regulations, as well as adequate sources of funding and liquidity could be impacted by changes in the capital markets in which we operate and deteriorating economic and market conditions. In addition, we have from time to time supported our capital position with the issuance of trust preferred securities. The trust preferred market has deteriorated significantly since the second half of 2007 and following the passage of the Dodd-Frank Act and the issuances of the federal regulations implementing Basel III we will no longer be able to count trust preferred securities issued after May 19, 2010 as Tier 1 capital, if our total assets exceed $500 million.

Failure by the Bank to meet applicable capital guidelines or commitments or to satisfy certain other regulatory requirements could subject the Bank to a variety of enforcement remedies available to the federal and state regulatory authorities. These include limitations on the ability to pay dividends, the issuance by the regulatory authority of a capital directive to increase capital, and the termination of deposit insurance by the FDIC.

Though over the last several years we have been focused on preserving and improving the amount and type of our capital including by reducing the size of the Bank, as our financial health continues to improve we may seek to expand our operations.

While for the last several years we have been focused on reducing the size of the Bank and improving our capital position, we believe growth in our loan portfolio will be important in improving our core profitability over the next several years.  Loan demand remains sluggish in our key markets and competition for loans is intense.  As a result, we may explore opportunities to grow our loan portfolio through means other than organic growth, including by way of expansion into new markets or existing markets. This type of expansions involve various risks, including:

Management of Growth.  We may be unable to successfully:

•	maintain loan quality in the context of significant loan growth;
•	avoid diversion or disruption of our existing operations or management as well as those of an acquired institution;
•	maintain adequate management personnel and systems to oversee such growth;
•	maintain adequate internal audit, loan review and compliance functions; and
•	implement additional policies, procedures and operating systems required to support such growth.

Operating Results.  There is no assurance that existing offices or future offices will maintain or achieve deposit levels, loan balances or other operating results necessary to avoid losses or produce profits. Execution on a growth strategy could lead to increases in overhead expenses if we were to add new offices and staff. Our historical results may not be indicative of future results or results that may be achieved if we were to increase the number and concentration of our branch offices in our existing or new markets.

Development of Offices.  There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, any new branches we establish can be expected to negatively impact our earnings for some period of time until they reach certain economies of scale. The same is true for our efforts to expand in these markets with the hiring of additional seasoned professionals with significant experience in that market. Our expenses could be further increased if we encounter delays in opening any of our new branches. We may be unable to accomplish future branch expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, higher than anticipated merger and acquisition costs or other factors. Finally, we have no assurance any branch will be successful even after it has been established or acquired, as the case may be.

Regulatory and Economic Factors.  Growth of banks like ours may be adversely affected by a number of regulatory and economic developments or other events. Failure to obtain required regulatory approvals, changes in laws and regulations or other regulatory developments and changes in prevailing economic conditions or other unanticipated events may prevent or adversely affect our growth and expansion. Such factors may cause us to alter our growth and expansion plans or slow or halt the growth and expansion process, which may prevent us from entering our expected markets or allow competitors to gain or retain market share in our existing markets.

Failure to successfully address these and other issues related to our expansion could have a material adverse effect on our financial condition and results of operations, and could adversely affect our ability to successfully implement our business strategy.

We have increased levels of other real estate, primarily as a result of foreclosures, and we anticipate higher levels of foreclosed real estate expense.

As we continue to resolve non-performing real estate loans, we have increased levels of foreclosed properties.  Foreclosed real estate expense consists of three types of charges: maintenance costs, valuation adjustments owed on new appraisal values and gains or losses on disposition. These charges will increase as levels of other real estate increase, and also as local real estate values decline, negatively affecting our results of operations.  Management has been successful in offsetting a substantial portion of these expenses through rental of properties that are owned, but bank regulations limit the amount of time that the Bank may hold these properties before it must divest the property.  If the Bank is required to divest of a property before real estate market conditions improve further it may suffer a loss on the sale of the property.  Moreover, if market conditions change such that market rates for rental properties decline in the Bank’s market area, the Bank’s income could be further negatively impacted.

Environmental liability associated with commercial lending could result in losses.

In the course of business, the Bank has, and may in the future acquire through foreclosure, properties securing loans it has originated or purchased which are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, we, or the Bank, might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties, or, if lower, could nonetheless materially and adversely affect our results of operations.  We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have a material adverse effect on our business, results of operations and financial condition.

Liquidity needs could adversely affect our results of operations and financial condition.

We rely on dividends from the Bank as our primary source of funds, and the Bank relies on customer deposits and loan repayments as its primary source of funds. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, and general economic conditions. Historically, we have relied to a significant degree on national time deposits and brokered deposits, which may be more volatile and expensive than local time deposits. Over the last three years, we have reduced our reliance on these types of deposits.  At December 31, 2015, national time deposits represented 1.4% of our total deposits and brokered deposits represented 0.3% of our total deposits. While we believe that our stable core deposit base and secondary sources of liquidity, including Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks, are currently adequate for our liquidity needs, there can be no assurance they will be sufficient to meet future liquidity demands.

We rely on dividends from our bank subsidiary as our primary source of liquidity and payment of these dividends is limited under Tennessee law.

Under Tennessee law, the amount of dividends that may be declared by the Bank in a year without approval of the Commissioner of the Department is limited to net income for that calendar year combined with retained net income for the two preceding years. In addition, the FDIC and the Department have broad discretion to impose limitations on the Bank’s ability to pay dividends to us.  As a result of the restriction on the Bank’s ability to pay dividends to us, we may, in the future, be required to defer the interest on our subordinated debentures and miss dividend payments on the Series A Preferred Stock.

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

Economic conditions in the markets in which we operate deteriorated significantly between early 2008 and the middle of 2010 and remained sluggish into 2012. As a result, we incurred significant losses in 2009, 2010 and 2011.  Over the last three years, the Bank continued to work through its existing problem loans and greatly reduced the balance of problem loans through transfers to other real estate, successful resolutions, and charge offs. Additionally, the Bank had fewer loan relationships to become newly classified as problem loans during 2014 and 2015 than in prior years, which contributed to a substantial reduction in provision for loan losses. Despite these improvements, we continue to have higher levels of nonperforming assets than we would prefer which will continue to negatively impact our results of operations. Management anticipates that additional progress will be made in 2016 to reduce overall problem loans.

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

Federal bank regulators are increasing regulatory scrutiny and imposing additional restrictions (including those originating from the Dodd-Frank Act) on financial institutions. Changes in tax law, federal legislation, regulation or policies, such as bankruptcy laws, deposit insurance, consumer protection laws, and capital requirements, among others, can result in significant increases in our expenses and/or charge-offs, which may adversely affect our earnings. Changes in state or federal tax laws or regulations can have a similar impact. Furthermore, financial institution regulatory agencies are expected to continue to be very aggressive in responding to concerns and trends identified in examinations, including the continued issuance of additional enforcement or supervisory actions. These actions, whether formal or informal, could result in our agreeing to limitations or to take actions that limit our operational flexibility, limit the Bank’s ability to pay dividends to us, restrict our growth or increase our capital or liquidity levels. Failure to comply with any formal or informal regulatory restrictions, like the Written Agreement, would lead to further regulatory enforcement actions. Negative developments in the financial services industry and the impact of recently enacted or new legislation in response to those developments could negatively impact our operations by restricting our business operations, including our ability to originate or sell loans, and adversely impact our financial performance. In addition, industry, legislative or regulatory developments may cause us to materially change our existing strategic direction, capital strategies, compensation or operating plans.

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

Changes in interest rates may affect our level of interest income, the primary component of our gross revenue, as well as the level of our interest expense, our largest recurring expenditure. Interest rates are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory authorities. In a period of rising interest rates, our interest expense, particularly deposit costs, could increase in different amounts and at different rates, while the interest that we earn on our assets, particularly, fixed rate assets, may not change in the same amounts or at the same rates. Accordingly, increases in interest rates could decrease our net interest income. Changes in the level of interest rates also may negatively affect our ability to originate real estate loans, the value of our assets and our ability to realize gains from the sale of our assets, all of which ultimately affect our earnings.

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

The Company is a bank holding company regulated by the Federal Reserve. The Bank is a state-chartered bank and comes under the supervision of the Commissioner of the Department and the FDIC. The Bank is also governed by the laws of the state of Tennessee and federal banking laws under, among others, the FDICA, the FDICIA and the Federal Reserve Act. The Bank is also regulated by other agencies including, but not limited to, the Internal Revenue Service, OSHA, and the Department of Labor. These and other regulatory agencies impose certain regulations and restrictions on the Bank, including:

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

Our Series A Preferred Stock is senior to our Common Stock and holders of the Series A Preferred Stock have certain rights and preferences that are senior to those of the holders of our Common Stock.

Our Series A Preferred Stock ranks senior to our Common Stock and all other equity securities of ours designated as ranking junior to these shares. So long as any of these shares remain outstanding, unless dividends for a period in which we desire to pay a dividend on our Common Stock have been paid or are contemporaneously declared and paid in full on the Series A Preferred Stock, no dividend whatsoever shall be paid or declared on our Common Stock. Furthermore, the Series A Preferred Stock is entitled to a liquidation preference over our Common Stock in the event of our liquidation, dissolution or winding up.

Holders of the Series A Preferred Stock have the right to elect two directors to our Board of Directors.

As described above, we have agreed with the FRB that we will not pay dividends on our Common Stock or Series A Preferred Stock without the FRB’s prior approval.  We also are prohibited from paying dividends on our Common Stock and Series A Preferred Stock at times when we are not current on the payment of interest on our subordinated debentures. Since we have failed to pay dividends on the Series A Preferred Stock for at least six quarters, the holders of the Series A Preferred Stock have the right to increase the authorized number of directors constituting our Board of Directors by two.  However, the holders have not exercised this right; yet, they continue to have this right until all accrued and unpaid dividends on the Preferred Stock for all past dividend periods have been paid in full.

Holders of our junior subordinated debentures have rights that are senior to those of our shareholders.

We have issued trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2015, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $23 million. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we have issued to the trusts are senior to shares of our Series A Preferred Stock and Common Stock. As a result, and as described elsewhere in this report, we must make payments on the junior subordinated debentures before any dividends can be paid on our Common Stock or Series A Preferred Stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our Common Stock or Series A Preferred Stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our Series A Preferred Stock or Common Stock.

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

The Company’s Common Stock is thinly traded and recent prices may not reflect the prices at which the stock would trade in an active trading market.

Because the Company’s Common Stock is not traded through an organized exchange, but rather in individually-arranged transactions between buyers and sellers, recent prices at which the stock has traded may not necessarily reflect the actual value of the Company’s Common Stock. A shareholder’s ability to sell the shares of Company Common Stock in a timely manner may be substantially limited by the lack of a trading market for the Common Stock.

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

At December 31, 2015, the cost of office properties and equipment (less allowances for depreciation and amortization) owned by us was $11,673.

ITEM 3.	LEGAL PROCEEDINGS

The Company and the Bank are party to certain routine claims and litigation that are incidental to the business and occur in the normal course of operations.  In the opinion of management, none of these matters, when resolved, will have a material effect on the financial position of the Company, the Bank or their respective future operations.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5:	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No public market exists for the Company's Common Stock, and there can be no assurance that a public trading market for the Company's Common Stock will develop.  As of March 9, 2016 there were 2,108 holders of record of the Company’s Common Stock and 3,296,666 shares outstanding, excluding vested options.  As of March 9, 2016, there were 40,400 vested options outstanding to purchase shares of Common Stock.

While there is no public market for the Company's Common Stock, the most recent trade of the Company's Common Stock known to the Company occurred on November 17, 2015 at a price of $3.90 per share.  These sales are isolated transactions and, given the small volume of trading in the Company's Common Stock, may not be indicative of its present value.  Below is a table which sets forth high and low prices of the Company’s Common Stock of which the Company is aware for the relevant quarters during the three fiscal years ended December 31:

2015	High	Low
First quarter	$6.00	$6.00
Second quarter	$6.00	$1.79
Third quarter	$5.00	$1.79
Fourth quarter	$5.00	$3.00

2014	High	Low
First quarter	$6.00	$6.00
Second quarter	$6.00	$6.00
Third quarter	$6.00	$6.00
Fourth quarter	$6.00	$6.00

2013	High	Low
First quarter	$7.00	$5.00
Second quarter	$5.00	$5.00
Third quarter	$6.00	$5.00
Fourth quarter	$6.00	$6.00

Historically, the principal sources of cash revenue for the Company were dividends paid to it by the Bank.  There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities.  Further, the dividend policy of the Bank is subject to the discretion of the Board of Directors of the Bank and will depend upon such factors as future earnings, financial conditions, cash needs, capital adequacy and general business conditions.  The Company paid no dividends to common shareholders in 2015, 2014 or 2013.  Tennessee law provides that without the approval of the Commissioner of the Department dividends may be paid by the Bank in an amount equal to net income in the calendar year the dividend is declared plus retained net income for the prior two years.  Tennessee laws regulating banks require certain charges against and transfers from an institution's undivided profits account before undivided profits can be made available for the payment of dividends.

In addition to the limitations on the Company’s ability to pay dividends under Tennessee law, the Company’s ability to pay dividends on its Common Stock is also limited by the terms of the Series A Preferred Stock (which prohibit dividends on all Common Stock at times when there are declared but unpaid dividends on the Series A Preferred Stock) and by the terms of the indentures pursuant to which its subordinated debentures have been issued.

In the future, the declaration and payment of dividends on the Company's Common Stock will depend upon the Company's earnings and financial condition, liquidity and capital requirements, the general economic and regulatory climate, the Company's ability to service any equity or debt obligations senior to the Common Stock, including the Series A Preferred Stock, and other factors deemed relevant by the Board of Directors.

ITEM 6.	SELECTED FINANCIAL DATA (Dollars in thousands, except per share data)

The following selected financial data for the five years ended December 31, 2015, was derived from our consolidated financial statements and the related notes thereto.  This data should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2015	2014	2013	2012	2011
INCOME STATEMENT DATA:
Interest income	$17,176	$15,936	$17,444	$22,728	$28,686
Interest expense	2,797	2,971	4,175	7,020	9,088
Net interest income	14,379	12,965	13,269	15,708	19,598
(Reversal of) provision for loan losses	(2,257)	(1,014)	45	2,700	13,029
Noninterest income	2,514	2,668	2,687	7,994	3,353
Noninterest expense	14,438	14,240	14,183	17,959	26,529
Net income (loss)	17,407	2,407	1,728	3,043	(15,052)
Net income(loss) allocated to common shareholders	17,022	803	559	1,883	(16,197)
BALANCE SHEET DATA:
Total assets	$469,940	$443,555	$448,443	$510,715	$616,773
Total securities	118,824	91,440	81,926	70,180	63,660
Total loans, net	260,194	251,265	265,668	297,114	361,650
Allowance for loan losses	(4,275)	(5,171)	(8,039)	(9,767)	(19,546)
Total deposits	416,714	398,080	407,532	448,946	555,037
FHLB advances	—	—	—	13,000	16,000
Subordinated debentures	23,000	23,000	23,000	23,000	23,000
Total shareholders’ equity	22,965	10,886	8,616	10,336	9,575
PER COMMON SHARE DATA:
Earnings (loss) per share - basic	$5.20	$0.25	$0.17	$0.58	$(4.95)
Earnings (loss) per share-diluted	5.20	0.25	0.17	0.58	(4.95)
Cash dividend declared and paid	—	—	—	—	—
Book value	3.38	(2.38)	(3.07)	(2.48)	(2.66)
PERFORMANCE RATIOS:
Return on average assets	3.83%	0.54%	0.35%	0.48%	(2.35)%
Return on average equity	141.58%	24.29%	18.44%	16.82%	(83.21)%
Net interest margin (1)	3.42%	3.18%	3.05%	2.93%	3.20%
ASSET QUALITY RATIOS:
Nonperforming loans to total loans	2.75%	4.21%	12.42%	11.08%	10.96%
Net loan charge offs to average loans	(0.52)%	0.71%	0.61%	3.42%	2.17%
Allowance for loan losses to total loans	1.62%	2.02%	2.94%	3.18%	5.13%
CAPITAL RATIOS:
Leverage ratio (2)	4.82%	3.52%	3.15%	2.40%	1.61%
Tier 1 risk-based capital ratio	7.09%	5.71%	5.05%	4.23%	2.37%
Total risk-based capital ratio	11.91%	9.83%	8.84%	7.62%	4.85%

(1)	Net interest margin is the result of net interest income for the period divided by average interest earning assets.
(2)	Leverage ratio is defined as Tier 1 capital (pursuant to risk-based capital guidelines) as a percentage of adjusted average assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

(Dollars in thousands, except per share data)

Unless indicated otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “the Company” or “Community First” as used herein refer to Community First, Inc. and its subsidiaries, including Community First Bank & Trust, which we sometimes refer to as “the Bank,” “our Bank” or “our Bank subsidiary”.  The Bank has one subsidiary, Community First, Properties, Inc., which we refer to as “Properties” herein.  The following is a discussion of our financial condition at December 31, 2015 and December 31, 2014, and our results of operations for the three-year period ended December 31, 2015.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the annual audited consolidated financial statements.  You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere herein.

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

•	the inability to grow our loan portfolio;
•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;
•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
•	continuation of the historically low short-term interest rate environment;
•	the ability to retain large, uninsured deposits;
•	rapid fluctuations or unanticipated changes in interest rates;
•	the development of any new market;

•	a merger or acquisition;
•	any activity that would cause us to conclude that there was impairment of any asset, including core deposit intangible or any other intangible asset;
•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;
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

At December 31, 2015, the Company employed 106 full-time equivalent employees and 111 total employees.  The Company’s employees are not represented by a union or covered by a collective bargaining agreement.

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

The general component covers non‑impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent three years.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The following loan portfolio segments have been identified with a discussion of the risk characteristics of these portfolio segments:  real estate construction; 1-4 family residential; commercial real estate; other real estate secured; commercial, financial, and agricultural; consumer; tax exempt; and other loans.

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

ANALYSIS OF RESULTS OF OPERATION

We had net income of $17,407 for the year ended December 31, 2015, compared to net income of $2,407 for 2014 and $1,728 for 2013.  Pretax net income increased to $4,712 in 2015 compared to $2,407 in 2014 and $1,728 in 2013.  Provision for loan losses was a recovery of $2,257 in 2015 compared to a recovery of $1,014 in 2014 and an expense of $45 in 2013.  The Company had an income tax benefit of $12,695 in 2015 compared to no income tax expense in 2014 and 2013.

Net Interest Income

Net interest income is the most significant component of the Company’s earnings.  Net interest income represents the amount by which interest income earned on various earnings assets, principally loans, exceeds interest expense associated with interest-bearing liabilities, principally deposits.

2015 compared to 2014

Net interest income before the provision for loan losses was $14,379 in 2015, an increase of $1,414 or 10.9% from $12,965 in 2014.  The increase in net interest income is primarily due to $733 of interest recoveries on non-performing loan relationships.  Also contributing to an increase in net interest income was a slight decrease in the average rate paid for deposits and other borrowings.

Total interest income on loans was $14,684 in 2015, an increase of $951 or 6.9% from $13,733 in 2014.  The increase was primarily due to interest recoveries on non-performing loan relationships.  In addition, our balance of nonaccrual loans was $375 at December 31, 2015, compared to $8,655 at December 31, 2014, a decrease of $8,280 or 95.7%.  This decrease led to a larger percentage of our total loan portfolio earning interest income.

Interest income on taxable securities was $2,082 in 2015, an increase of $275 or 15.2% from $1,807 in 2014.  The increase is primarily due to an increase in the average balance of taxable securities offset by a slight decrease in average rate earned during 2015 compared to 2014.  The average balance of taxable securities during 2015 was $103,193 compared to $87,164 in 2014.

Interest income on tax exempt securities was $48, a decrease of $28 or 36.8% from $76 in 2014.   The decrease is primarily due to a decrease in the average balance of tax-exempt securities, which decreased to $1,643 in 2015 compared to $2,485 in 2014.

Total interest income on federal funds sold and other was $362 in 2015, an increase of $42 or 13.1% from $320 in 2014.  The increase is due to increases in the average rate earned on the Bank’s interest bearing deposits and time deposits in other financial institutions offset by reductions in the average balance of the Bank’s interest bearing deposits in other financial institutions.  A large portion of the Bank’s cash is invested in time deposits in other financial institutions in order to maximize yield and maintain a reasonable total duration for the Bank’s assets outside of the loan portfolio.  As of December 31, 2015, time deposits in other financial institutions had a weighted average rate of 1.076%.  The Bank has also been able to utilize interest bearing money market accounts in other financial institutions to achieve a higher return, though deposits in other banks are limited by the Bank’s correspondent concentration policy.

Total interest expense was $2,797 in 2015, a decrease of $174 or 5.9% from $2,971 in 2014.  The decrease was due to decreases in both the average rate paid on deposits and the average balance of deposits combined with decreases in the average rate paid on other borrowings during 2015 compared to 2014.

Total interest expense on deposits was $2,011 in 2015, a decrease of $162 or 7.5% from $2,173 in 2014, due primarily to a decrease in the average rate paid on deposits.  The average rate paid on deposits was 0.59% in 2015 compared to 0.63% in 2014.  The decrease in rate is due to a shift in the mix of our deposit portfolio from time deposits to demand deposits, which typically earn a lower rate.  Management expects that the Bank’s market may begin to experience some upward pressure on deposit rates during 2016 as a result of the Federal Reserve’s increase to the federal funds rate in December 2015 and their indications that additional increases are forthcoming.  Management does not expect the upward pressure to have a significant impact on the overall cost of funds for deposits; however, changes in market conditions (including unexpected actions by the Federal Reserve to increase short-term interest rates) and other factors could result in more significant increases in deposit rates than are currently anticipated.

Other interest expense was $786 in 2015, a decrease of $12 or 1.5% from $798 in 2014.  Other interest expense is comprised of interest paid on the Company’s subordinated debentures.   This decrease is due to a slight decrease in the average rate paid on the Company’s subordinated debt.  This decrease is due to the payment of deferred interest amounts in the fourth quarter of 2015, which led to lower compounding interest throughout the year.

Net interest margin was 3.42% in 2015, an increase of 24 basis points (“bps”) from 3.18% in 2014.  The increase in net interest margin is primarily due to increases in the average rate earned on loans and the average balances of taxable securities combined with the decrease in the average balances and average rate paid on deposits and other borrowings. The average rate earned on loans was 5.58% in 2015 compared to 5.20% in 2014, which is due to multiple interest recoveries on non-performing loan relationships.  The average rate paid on deposits was 0.59% in 2015 compared to 0.63% in 2014, which due to a shift in the mix of our deposit portfolio.  Management anticipates that there will not be a significant fluctuation in net interest margin in 2016, unless market rates begin to increase, which should continue to help improving net interest margin.  If the Bank encounters additional increases in nonaccrual loans or experiences decreases in gross loans, net interest margin could be negatively impacted.

2014 compared to 2013

Net interest income before the provision for loan losses was $12,965 in 2014, a decrease of $304 or 2.3% from $13,269 in 2013.  The decrease in net interest income was primarily due to decreases in the average balance of earning assets together with a slight decrease in average rate on interest earning assets offset by decreases in the average balance of and average rate paid for deposits and other borrowings.

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

Interest income on taxable securities was $1,807 in 2014, an increase of $612 or 51.2% from $1,195 in 2013.  The increase was primarily due to an increase in the average balance of taxable securities combined with an increase in average rate earned during 2014 compared to 2013.  The average balance of taxable securities during 2014 was $87,164 compared to $65,178 in 2013.

Interest income on tax exempt securities was $76, a decrease of $63 or 45.3% from $139 in 2013.   The decrease was primarily due to a decrease in the average balance of tax-exempt securities, which decreased to $2,485 in 2014 compared to $4,206 in 2013.

Overall yield on the Bank’s securities portfolio increased during 2014, primarily due to management’s decision to sell lower rate securities and reinvest in new securities at higher rates.

Total interest income on federal funds sold and other was $320 in 2014, an increase of $49 or 18.1% from $271 in 2013.  The increase was primarily due to increases in the average balance of and average rate earned on the Bank’s time deposits in other financial institutions offset by reductions in the average balance of the Bank’s interest bearing deposits in other financial institutions.  A large portion of the Bank’s cash was left on deposit with the Federal Reserve Bank, which earns interest at the Federal Funds rate, which was 0.25% during 2014 and 2013.  The Bank has also been able to utilize interest bearing money market accounts in other financial institutions to achieve a higher return, though deposits in other banks are limited by the Bank’s correspondent concentration policy.

Total interest expense was $2,971 in 2014, a decrease of $1,204 or 28.8% from $4,175 in 2013.  The decrease was due to decreases in both the average rate paid on deposits and the average balance of deposits combined with decreases in the average balance of other borrowings during 2014 compared to 2013.

Total interest expense on deposits was $2,173 in 2014, a decrease of $1,011 or 31.8% from $3,184 in 2013, due primarily to a decrease in the average rate paid on deposits.  The average rate paid on deposits was 0.63% in 2014 compared to 0.85% in 2013.  The decrease in rate was due to continued decreases in market rates in the Bank’s market area.  During 2014, management was successful at reducing rates for various deposit products while growing the Bank’s core deposit base and reducing reliance on wholesale funding sources.  This success was possible due to historically low rates combined with excess liquidity in the Bank’s market area.

Other interest expense was $798 in 2014, a decrease of $85 or 9.6% from $883 in 2013.  Other interest expense is comprised of interest paid on the Company’s subordinated debentures and repurchase agreement.   The decrease in other interest expense was primarily due to the maturity of the repurchase agreement during 2013.  This decrease was offset by a slight increase in the average rate paid on the Company’s subordinated debentures.  This increase was due to compounding of deferred interest amounts.

Net interest margin was 3.18% in 2014, an increase of 13 bps from 3.05% in 2013.  The increase in net interest margin was primarily due to the decrease in the average balances and average rate paid on deposits and other borrowings.  The decrease in interest expense was somewhat offset by decreases in loan interest income.  The average rate earned on loans was 5.20% in 2014 compared to 5.42% in 2013.

Average Balance Sheets, Net Interest Income

Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and stockholders’ equity and an analysis of net interest income for each of the three years ended December 31, 2015.

	2015			2014			2013
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense
Gross loans (1) (2)	$263,228	5.58%	$14,684	$264,229	5.20%	$13,733	$292,344	5.42%	$15,839
Taxable securities available for sale (3)	103,193	2.02%	2,082	87,164	2.07%	1,807	65,178	1.83%	1,195
Tax exempt securities available for sale (3)	1,643	2.92%	48	2,485	3.06%	76	4,206	3.30%	139
Federal funds sold and other	52,468	0.69%	362	54,316	0.59%	320	73,372	0.37%	271
Total interest earning assets	420,532	4.08%	17,176	408,194	3.90%	15,936	435,100	4.01%	17,444
Cash and due from banks	3,149			2,933			3,538
Other nonearning assets	36,030			41,982			60,676
Allowance for loan losses	(4,758)			(6,652)			(9,232)
Total assets	$454,953			$446,457			$490,082
Deposits:
NOW & money market investments	$131,763	0.38%	$506	$126,646	0.41%	$516	$113,822	0.52%	$588
Savings	28,592	0.10%	28	26,397	0.10%	26	22,697	0.11%	25
Time deposits $100 and over	91,618	0.86%	785	87,778	0.93%	814	112,311	1.10%	1,239
Other time deposits	87,439	0.79%	692	104,000	0.79%	817	127,009	1.05%	1,332
Total interest-bearing deposits	339,412	0.59%	2,011	344,821	0.63%	2,173	375,839	0.85%	3,184
Federal Home Loan Bank advances	—	0.00%	—	—	0.00%	—	4,370	2.47%	108
Subordinated debentures	23,000	3.42%	786	23,000	3.47%	798	23,000	3.43%	789
Repurchase agreements	—	0.00%	—	—	0.00%	—	2,819	3.33%	94
Federal funds purchased and other	—	0.00%	—	—	0.00%	—	12	0.00%	—
Total interest-bearing liabilities	362,412	0.77%	2,797	367,821	0.81%	2,971	406,040	1.03%	4,175
Noninterest-bearing liabilities	80,246			68,726			74,670
Total liabilities	442,658			436,547			480,710
Shareholders’ equity	12,295			9,910			9,372
Total liabilities and shareholders’ equity	$454,953			$446,457			$490,082
Net interest income			$14,379			$12,965			$13,269
Net interest margin (4)		3.42%			3.18%			3.05%

(1)	Interest income includes fees on loans of $582, $492, and $511 in 2015, 2014 and 2013, respectively.
(2)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.
(3)	Amortization cost is included in the calculation of yields on securities available for sale.
(4)	Net interest income to average interest earning assets.

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

Analysis of Changes in Net Interest Income

	2015 to 2014			2014 to 2013
	Due to Volume (1)	Due to Rate (2)	Total (3)	Due to Volume (1)	Due to Rate (2)	Total (3)
Interest Income:
Gross loans (a) (b)	$(52)	$1,003	$951	(1,523)	(583)	(2,106)
Taxable securities available for sale	332	(57)	275	403	209	612
Tax exempt securities available for sale	(26)	(2)	(28)	(57)	(6)	(63)
Federal funds sold and other	(11)	53	42	(70)	119	49
Total interest earning assets	243	997	1,240	(1,247)	(261)	(1,508)
Interest Expense:
Deposits:
NOW & money market	$21	$(31)	$(10)	$66	$(138)	$(72)
Savings	2	—	2	4	(3)	1
Time deposits $100 and over	36	(65)	(29)	(270)	(155)	(425)
Other time deposits	(131)	6	(125)	(242)	(273)	(515)
Total interest-bearing deposits	(72)	(90)	(162)	(442)	(569)	(1,011)
Federal Home Loan Bank advances	—	—	—	(108)	—	(108)
Subordinated debentures	—	(12)	(12)	—	9	9
Repurchase agreements	—	—	0	(94)	—	(94)
Total interest-bearing liabilities	(72)	(102)	(174)	(644)	(560)	(1,204)
Net interest income	$315	$1,099	$1,414	$(603)	$299	$(304)

(a)	Interest income includes fees on loans of $582, $492, and $511 in 2015, 2014 and 2013, respectively.
(b)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.
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

2015 compared to 2014

Total noninterest income was $2,514 in 2015, a decrease of $154 or 5.8% from $2,668 in 2014.  The decrease is due to a reduction in gain on sale of securities, ATM income, and investment service income offset by an increase in other service charges and service charges on deposit accounts.

In 2015, the Bank sold a group of securities that resulted in a gain on sale of $10 compared to a gain on sale of $221 in 2014.

ATM income was $81 in 2015 compared to $129 in 2014.  This decrease is due to the ATM network in which the Bank participates adding issuers of government benefit payment cards to the network, which has led to a decrease in the number of ATM transactions for which the Bank can charge non-customer fees.

Investment service income was $101 in 2015 compared to $130 in 2014.  This decrease is due to lower demand for investment advisory services.

Other service charges, commissions and fees was $87 in 2015 compared to $12 in 2014.  This increase is primarily due to a one-time gain associated with the redemption of Properties’ preferred shares on December 31, 2015.

Service charges on deposit accounts was $1,776 in 2015 compared to $1,727 in 2014.  This increase is primarily due to the full year’s effect of analysis charges on commercial deposit accounts that were implemented in late 2014.

2014 compared to 2013

Total noninterest income was $2,668 in 2014, a decrease of $19, or 0.7%, from $2,687 in 2013.  The decrease was due to a decrease in other service charges, check printer income, mortgage banking activities and earnings on bank owned life insurance policies offset by an increase in gain on sale of securities and service charges on deposit accounts.

Other service charges, commissions and fees was $12 in 2014 compared to $42 in 2013.  This decrease was primarily due to the dissolution of our Appalachian Fund investment.  The Appalachian Fund was a qualified Community Development Entity in which the Bank invested.  The partnership provided development loans to underserved markets.  Participation in the partnership provided the Bank with certain federal tax credits and credit towards Community Reinvestment Act requirements.

Check printer income was $6 in 2014 compared to $27 in 2013.  This decrease was due to our relationship with a new vendor.

Income recognized from sale of traditional single family mortgages totaled $82 in 2014 compared to $94 in 2013.   The decrease was due to a decline in demand for mortgage loans during 2014 compared to 2013.

Earnings on bank-owned life insurance policies was $261 in 2014 compared in $272 in 2013.  This decrease was due to the decrease in yield on the underlying securities.

In 2014, the Bank sold a group of securities that resulted in a gain on sale of $221 compared to a gain on sale of $182 in 2013.

Service charges on deposit accounts was $1,727 in 2014 compared to $1,702 in 2013.  This increase was primarily due to the implementation of analysis charges on commercial deposit accounts late in 2014.

The table below shows noninterest income for each of the three years ended December 31:

	2015	2014	2013
Service charges on deposit accounts	$1,776	$1,727	$1,702
Gain on sale of loans	101	82	94
Net gains on sale of securities	10	221	182
Other:
Earnings on bank-owned life insurance policies	268	261	272
Investment services income	101	130	136
Other service charges, commissions, and fees	87	12	42
ATM income	81	129	128
Other customer fees	50	49	53
Safe deposit box rental	30	31	29
Credit life insurance commissions	6	7	6
Check printer income	4	6	27
Other equity investment income	—	13	16
Total noninterest income	$2,514	$2,668	$2,687

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

2015 compared to 2014

Total noninterest expense was $14,438 in 2015, an increase of $198 or 1.4% from $14,240 in 2014.  The increase is primarily due to increases in salary and employee benefits, occupancy expense, data processing expense, operational expense, legal expense and ATM expense offset by decreases in regulatory and compliance expense and insurance expense.

Salaries and employee benefits, which totaled $6,997 in 2015, increased by $183 or 2.7% from $6,814 in 2014.  The increase in these expenses is primarily due to cost of living increases and higher lender incentives paid in 2015.

Occupancy expense totaled $974 in 2015, an increase of $133 or 15.8% from $841 in 2014.  The increase in occupancy expense is primarily due to the unusually low expense in 2014 resulting from a one-time reversal of expense related to termination of a lease for a parcel of land used as a branch location in conjunction with the purchase of the land.

Data processing expense was $1,242 in 2015 compared to $1,160 in 2014.  This increase is due to the Bank’s increased utilization of online and mobile banking products in 2015.

Operational expense was $483 in 2015 compared to $406 in 2014.  This increase is due to a new network administration agreement entered into during 2015.

Legal expense was $130 in 2015 compared to $70 in 2014.  This increase is due to additional expenses related to the Company’s efforts to redeem and restructure its Preferred Stock during 2015.

ATM expense totaled $701 in 2015, an increase of $41 or 6.2% from $660 in 2014.  The increase is primarily due to a change in interchange fees paid by the Bank.

Regulatory and compliance expense totaled $628 in 2015, a decrease of $330 or 34.4% from $958 in 2014.  The decrease is primarily due to a decrease in our FDIC insurance expense due the lifting of the regulatory agreements and improvements in the Bank’s regulatory rating.

Insurance expense totaled $309 in 2015, a decrease of $81 or 20.8% from $390 in 2014.  The decrease is primarily due to a decrease in corporate insurance premiums due to the lifting of the regulatory agreements and improvements in the Company’s risk profile.

Other real estate expense is composed of three types of charges: maintenance, marketing and selling costs; valuation adjustments based on new appraisals; and gains or losses on disposition.  These charges are offset by rental income on our foreclosed properties.  Other real estate expenses totaled $871 in 2015, an increase of $1 or 0.1% from $870 in 2014.  Maintenance, marketing, and selling costs totaled $394, valuation adjustments based on new appraisals totaled $907, losses on sale of other real estate totaled $185, and rental income totaled $615 in 2015 compared to $898, $622, $177 and $827, respectively, in 2014.  Beginning in 2011 and continuing into 2015, management made an effort to ensure that all qualifying properties were occupied by renters.   This effort resulted in some increased maintenance expenses as the properties were maintained to a higher standard, but this effort also resulted in a significant increase in rental income for the Bank.  Valuation adjustments increased in 2015 when compared to 2014 due to some reappraisals on large commercial properties.  Losses on disposition increased slightly in 2015 when compared to 2014 due to management’s decision to accept losses on some properties in order to remove them from the portfolio.  The balance of other real estate owned, net of valuation allowance decreased 43.0% to $7,828 at December 31, 2015 compared to $13,734 at December 31, 2014.

2014 compared to 2013

Total noninterest expense was $14,240 in 2014, an increase of $57 or 0.4% from $14,183 in 2013.  The increase was primarily due to increases in salary and employee benefits, data processing expense and other real estate expense offset by decreases in regulatory and compliance expense, loss on other investment and occupancy expense.

Salaries and employee benefits, which totaled $6,814 in 2014, increased by $458 or 7.2% from $6,356 in 2013.  The increase in these expenses was primarily due to an increase in deferred compensation expense combined with cost of living increases.

Data processing expense was $1,160 in 2014 compared to $1,084 in 2013.  This was due to the Bank’s increased utilization of online and mobile banking products in 2014.

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

Regulatory and compliance expense totaled $958 in 2014, a decrease of $186 or 16.3% from $1,144 in 2013.  The decrease was primarily due to a decrease in our FDIC insurance expense due to a smaller deposit base and the lifting of a formal regulatory agreement with the FDIC and Department.

Loss on other investment was $5 in 2014 compared to $166 in 2013.  These were both one-time losses on other investments that both were dissolved in 2014.

Occupancy expense totaled $841 in 2014, a decrease of $129 or 13.3% from $970 in 2013.  The decrease in occupancy expense was primarily due to the termination of a lease for a parcel of land used as a branch location in conjunction with the purchase of the land.

The table below shows noninterest expense for each of the three years ended December 31:

	2015	2014	2013
Salaries and employee benefits	$6,997	$6,814	$6,356
Data processing	1,242	1,160	1,084
Occupancy expense	974	841	970
Other real estate expense	871	870	799
ATM expense	701	660	612
Regulatory and compliance expense	628	958	1,144
Operational expenses	483	406	419
Audit, accounting and legal	457	402	526
Furniture and equipment expense	323	314	389
Insurance expense	309	390	389
Postage and freight	239	291	258
Director expense	233	244	226
Advertising and public relations	212	190	124
Amortization of intangible asset	137	137	137
Other employee expenses	81	97	86
Loan expense	67	37	61
Loss on other investment	—	5	166
Other	484	424	437
	$14,438	$14,240	$14,183

Provisions for Loan Losses

The Bank reversed $2,257 in provision for loan losses in 2015, compared to a reversal in provision of $1,014 in 2014 and provision expense of $45 in 2013.  The allowance for loan losses was 1.62% of gross loans (“AFLL Ratio”) at December 31, 2015, compared to 2.02% at December 31, 2014.

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

Nonperforming loans decreased from $10,794 at December 31, 2014 to $7,266 at December 31, 2015.  The decrease in nonperforming loans is due to foreclosure and charge-off activity during 2015 and successful resolution of problem loan relationships.  Management has been focused on reducing the Bank’s overall level of problem assets.  Elimination of those problem assets often requires foreclosure of problem loans, resulting in some charge-off and the balance of the loan moving to other real estate owned.  Once the Bank has control of the collateral, it is then able to liquidate the assets.   This increased focus on eliminating problem assets contributed to the decrease in nonperforming loans during 2015.  The ratio of allowance to nonperforming loans was 58.84% at December 31, 2015, compared to 47.91% at December 31, 2014. The portion of the allowance attributable to impaired loans was $340 at December 31, 2015, an increase of $93 from December 31, 2014.  Total impaired loans totaled $7,964 at December 31, 2015 compared to $9,885 at December 31, 2014.  Also included in impaired loans are relationships classified as troubled debt restructurings totaling $7,932.  The decrease in impaired loans was primarily due to charge offs and transfers to other real estate.  The amounts charged off during 2015 approximated the specific allocations for certain collateral dependent individual impaired loans.

The portion of the allowance attributable to historical and environmental factors has decreased on an absolute basis and as a percentage of gross loans during 2015.  Management’s evaluation of the allowance for loan losses, in addition to specific loan allocations, is based on volume of non-impaired loans and changes in credit quality and environmental factors.  The balance of non-impaired loans decreased during 2014 due to the reduction in gross loans and the transfer of newly impaired relationships to the impaired loans component.

The total allowance for loan losses was $4,275 or 1.62% of gross loans at December 31, 2015 compared to $5,171 or 2.02% of gross loans at December 31, 2014.  The decrease in the allowance was based on factors indicating improving trends in asset quality including reductions in past due loans, impaired loans, and mixed economic indicators relating to environmental factors that can bear an impact on loan losses such as economic conditions in the Bank’s market area.  Management considers the decrease in the AFLL ratio to be directionally consistent with changes in risks associated with the loan portfolio as measured by various metrics.

The table below illustrates changes in the AFLL ratio over the past five quarters and the changes in related risk metrics over the same periods:

Quarter Ended	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015	December 31, 2014
AFLL Ratio	1.62%	1.65%	1.71%	1.85%	2.02%
ASC 450 allowance ratio (1)	1.53%	1.49%	1.64%	1.78%	2.00%
Specifically Impaired Loans (ASC 310 component)	$340	$484	$289	$377	$247
Historical and environmental (ASC 450-10 component)	3,935	3,870	4,251	4,450	4,924
Total allowance for loan loss	$4,275	$4,354	$4,540	$4,827	$5,171
Nonperforming loans to gross loans (2)	2.75%	1.69%	2.42%	5.00%	4.21%
Impaired loans to gross loans	3.01%	1.57%	2.43%	4.52%	3.85%
Allowance to nonperforming loans ratio	58.84%	98.11%	70.46%	36.92%	47.91%
Quarter-to-date net charge offs to average gross loans	(0.16)%	(0.19)%	(0.31)%	(0.40)%	0.35%

(1)	Historical and environmental component as a percentage of non-impaired loans.
(2)	Nonaccrual loans and loans past due 90 or more days still accruing interest as a percentage of gross loans.

Income Taxes

The effective income tax rates were (269)% for 2015 and 0.0% for 2014 and 2013.

Due to economic condition and losses recognized between 2008 and 2011, the Company established a valuation allowance against all of its deferred tax assets.  During the fourth quarter of 2015, the Company determined that it is more likely than not that the asset can be realized through current and future taxable income.  As a result, the Company was able to reinstate all of its unrecognized deferred tax assets as of December 31, 2015.  The Company has approximately $51,619 in net operating losses for state tax purposes and $23,820 for federal tax purposes to be utilized by future earnings.

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

Analysis of Financial Condition

Total assets at December 31, 2015 were $469,940, an increase of $26,385 or 5.9% from $443,555 at December 31, 2014.  Average assets for 2015 were $454,953, an increase of $8,496 or 1.9% from $446,457 for 2014.  The increase in total assets in 2015 is primarily due to an increase in securities available for sale combined with increases in deferred tax assets and net loans owned offset by decreases in cash and due from banks and other real estate owned.  Total liabilities at December 31, 2015 were $446,975, an increase of $14,306 or 3.3% from $432,669 at December 31, 2014.  The increase in total liabilities was primarily due to increases in interest-bearing and noninterest-bearing deposits offset by a decrease in accrued interest payable.  Total shareholder’s equity at December 31, 2015 was $22,965, an increase of $12,079 or 111.0% from $10,886 at December 31, 2014.  The increase in shareholders’ equity is primarily due to an increase in retained earnings as a result of the net income for 2015 and the elimination of accrued but unpaid dividends and a portion of the liquidation preference on the shares of Series A Preferred Stock redeemed on December 31, 2015, offset in part by the amounts paid to redeem these shares of Series A Preferred Stock and all of the shares of Series B Preferred Stock.

Loans

Net loans (excluding loans held for sale) were $260,194 at December 31, 2015, an increase of $8,929 or 3.6% from $251,265 at December 31, 2014.  Loans held for sale, at fair value totaled $156 at December 31, 2015, an increase of $50 or 47.2% from $106 at December 31, 2014.

The overall increase in loans was primarily due to an increase in demand for new loans for most of 2015.  The increase in loan demand is due to an uptick in the economy in the Bank’s market areas.  The most significant increases in loans were in commercial real estate, tax exempt and commercial, financial and agricultural. The most significant decreases in loans were in the real estate construction, 1-4 family residential, and other loans segments.  The continuing effects of the challenging economic environment reduced the number of new construction loans during 2014, resulting in a significant drop in real estate construction loans.  Decreases in other loan categories are primarily the result of regular loan payments and a significant decrease in loan demand in these categories as well.

Of total loans of $264,469 in the portfolio as of year-end 2015, $37,262 or 14.1% were variable rate loans, $226,832 or 85.8% were fixed rate loans, and $375 or 0.1% were nonaccrual.  The increase in fixed rate loans in the Bank’s portfolio could have a negative impact on the Bank’s income if interest rates were to increase significantly during 2016, as those loans would not earn the same rate of interest as loans made in a higher-rate environment.

On December 31, 2015, the Company’s loan to deposit ratio (including loans held for sale at fair value and loans held for sale at net book value) was 63.5%, compared to 64.4% at December 31, 2014.  The decrease in the loan to deposit ratio was due to deposit growth outpacing loan growth during the year.  Gross loans increased 3.1% to $264,469 at December 31, 2015 from $256,436 at December 31, 2014.  Management expects continued improvement in loan demand during 2016. If the Company’s deposit growth among core deposit customers continues to outpace its loan demand, the Company’s net interest margin may be adversely affected as the funds from these deposits may be invested in securities and other interest earning assets that offer lower yields than loans.

The following table presents various categories of loans contained in our loan portfolio for the periods indicated and the total amount of all loans as of the end of such period:

	2015	2014	2013	2012	2011
Real estate construction	$21,369	$25,902	$30,138	$36,648	$53,440
1-4 family residential	100,500	102,691	110,822	112,934	121,755
Commercial real estate	111,364	99,333	97,090	115,592	152,531
Other real estate secured	6,369	5,825	4,800	5,726	7,405
Commercial, financial and agricultural	18,237	15,514	23,185	27,908	30,786
Tax exempt	6,476	31	51	72	52
Consumer	4	5,641	5,474	5,707	7,430
Other	150	1,499	2,147	2,294	7,797
Total loans	$264,469	$256,436	$273,707	$306,881	$381,196
Allowance for loan losses	(4,275)	(5,171)	(8,039)	(9,767)	(19,546)
Total loans (net of allowance)	$260,194	$251,265	$265,668	$297,114	$361,650

The following is a presentation of an analysis of maturities of loans as of December 31, 2015:

	Due in 1	Due in 1	Due after
Loan Segments	year or less	to 5 years	5 Years	Total
Real estate construction	$12,102	$8,250	$1,017	$21,369
1-4 family residential	8,663	66,438	25,490	100,591
Commercial real estate	9,559	85,202	16,290	111,051
Other real estate secured	95	6,273	—	6,368
Commercial, financial and agricultural	7,689	10,524	248	18,461
Tax exempt	4	—	—	4
Consumer	2,320	4,215	90	6,625
Other	—	—	—	—
Total	$40,432	$180,902	$43,135	$264,469

The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2015 for the loan types mentioned above:

Loans with predetermined interest rates	$226,832
Loans with floating, or adjustable interest rates, at floor	18,527
Loans with floating, or adjustable interest rates, not at floor	18,735
Nonaccrual loans	375
Total	$264,469

As market rates dropped during the economic recession, management implemented rate floors for many variable rate loans in an attempt to protect the Bank’s net interest margin.  As of December 31, 2015, $18,527 in variable rate loans have reached their floor rate.  As a result, when market rates begin to rise, loans at their floor will not reprice at higher rates until market rates rise above their contractual floor rates.  Only the loans noted above that have variable rates not at a floor rate will reprice with the first increase in market rates.  The existence of these rate floors may negatively impact our net interest margin when rates begin to rise, at least until rates rise above these floors.

Allowance for Loan Loss and Asset Quality

The allowance for loan losses was $4,275 or 1.62% of gross loans at December 31, 2015 compared to $5,171 or 2.02% of gross loans at December 31, 2014.  The decrease in the allowance was based on factors indicating improving trends in asset quality including reductions in past due loans, impaired loans, and mixed economic indicators relating to environmental factors that can bear an impact on loan losses such as economic conditions in the Bank’s market area.

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

Between 2008 and 2012, the Bank experienced significant increases in past due loans, impaired loans, adversely classified loans and charge-offs as a result of the economic downturn.   Historically, more than half of the Bank’s loan portfolio has been secured by real estate of some form, whether residential, commercial, or development, with a significant portion of those loans being residential developments.  One of the most significant impacts of the economic downturn in the Bank’s market area was the collapse of the housing market and subsequent decline in market values for existing properties, particularly higher end properties.  Those impacts caused several of the Bank’s borrowers who had proven track records as residential and commercial developers to find themselves owning larger parcels of partially developed land with virtually no demand for finished properties. Developers became unable to service their debt causing the loans to become past due.  At the same time, the decline in activity in the housing market caused significant reductions in market values, causing collateral values for many loans to fall below the outstanding loan balance.  From 2008 to 2011, the Bank experienced increases in problem loans in virtually all segments of the loan portfolio; however, the effect of the economic downturn on the residential real estate market has been the primary cause of the majority of the Bank’s impaired loans and charge-offs over the past five years.  Foreclosures from this segment have also primarily become the reason for the elevated levels of other real estate owned by the Bank during 2013 and 2012.  The Bank’s pace of new foreclosures decreased significantly during 2014 and 2015 at the same time as the Bank was making progress toward selling properties on which the Bank had previously foreclosed or acquired through deeds in lieu of foreclosure.  This has contributed significantly to improvements in overall asset quality.

Impaired loans totaled $7,964 at December 31, 2015 compared to $9,885 at December 31, 2014, a decrease of $1,921.

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

As of December 31, 2015, and based on the most recent analysis performed, the risk category of loans by segment of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$19,330	$92	$7	$1,891	$—
1-4 family residential	87,253	10,141	—	925	—
Commercial real estate	100,323	3,472	—	2,081	—
Other real estate loans	6,369	—	—	—	—
Commercial, financial and agricultural	16,495	1,109	—	400	—
Consumer	6,438	16	—	8	—
Tax exempt	4	—	—	—	—
Other loans	150	—	—	—	—
Total	$236,362	$14,830	$7	$5,305	$—

Classified loans, excluding impaired loans, totaled $20,142 at December 31, 2015 compared to $40,426 at December 31, 2014.

The following table presents information regarding impaired, nonaccrual, past due and restructured loans at the dates indicated:

	December 31,
	2015	2014	2013	2012	2011
Loans considered by management as impaired:
Number	28	24	40	53	81
Amount	$7,964	$9,885	$26,071	$33,555	$44,849
Loans accounted for on nonaccrual basis:
Number	12	17	18	48	87
Amount	$375	$8,655	$18,152	$24,975	$40,831
Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:
Number	—	—	—	—	—
Amount	$—	$—	$—	$—	$—
Loans defined as “troubled debt restructurings” still accruing
Number	24	15	21	14	1
Amount	$6,729	$2,140	$9,014	$9,038	$958
Other classified loans not classified as impaired	$20,142	$40,426	$36,332	$74,177	$109,961

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

The commercial real estate market has declined significantly as a result of the local and national economic recession that began during 2008 and the resulting sluggish economic conditions that remained throughout 2015, though some slight improvements were felt during 2015.  Real estate related loans, including commercial real estate loans, residential construction and residential development and 1-4 family residential loans, comprised 90.6% of the Company’s loan portfolio at December 31, 2015.  Market conditions for residential development and residential construction have seen substantial declines due to the effects of the recession on individual developers, contractors and builders.  In addition, the local market, particularly in Maury County, has seen significantly weaker demand for residential housing.  During 2015, the market began to improve nationally and in the Bank’s local market, though activity has not recovered to pre-recession levels.

Although our loan portfolio is concentrated in Middle Tennessee, management does not believe this geographic concentration presents an abnormally high risk.  At December 31, 2015 the following loan concentrations exceeded 10% of total loans:  1-4 family residential loans, real estate construction loans, and commercial real estate.  Management does not believe that this loan concentration presents an abnormally high risk.  Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

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

	2015	2014	2013	2012	2011
Nonaccrual interest	$396	$722	$238	$1,120	$2,668

Nonperforming loans are defined as nonaccrual loans, loans still accruing but past due 90 days or more, and troubled debt restructured loans still accruing.  The following table presents information regarding nonperforming loans at the dates indicated:

	2015	2014	2013	2012	2011
Loans secured by real estate	$7,011	$9,436	$23,516	$31,521	$33,004
Commercial, financial and agricultural	233	—	1,785	627	859
Consumer	22	7	12	12	229
Other	—	1,351	1,853	1,853	7,697
Total	$7,266	$10,794	$27,166	$34,013	$41,789

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

Summary of Loan Loss Experience

An analysis of our loss experience is presented in the following table for each of the periods ended December 31, as well as a breakdown of the allowance for loan losses:

	2015	2014	2013	2012	2011
Balance at beginning of period	$5,171	$8,039	$9,767	$19,546	$18,167
Charge-offs:
Real estate construction	—	(103)	—	(3,139)	(7,155)
1-4 family residential	(246)	(341)	(759)	(1,317)	(1,943)
Commercial real estate	—	(25)	(639)	(2,390)	(493)
Other real estate loans	—	—	—	—	(95)
Commercial, financial and agricultural	(25)	(489)	(600)	(652)	(1,076)
Consumer	(6)	(1)	(5)	(115)	(15)
Tax exempt	—	—	—	—	—
Other loans	(45)	(1,102)	(51)	(5,896)	(113)
	(322)	(2,061)	(2,054)	(13,509)	(10,890)
Recoveries:
Real estate construction	128	44	21	36	63
1-4 family residential	161	31	73	281	40
Commercial real estate	620	30	38	77	6
Other real estate loans	—	—	—	—	3
Commercial, financial and agricultural	259	51	111	51	162
Consumer	5	9	8	7	29
Tax exempt	—	—	—	—	—
Other loans	510	42	30	25	21
	1,683	207	281	477	324
Net (charge-offs) recoveries	1,361	(1,854)	(1,773)	(13,032)	(10,566)
Transfer due to branch sale	—	—	—	553	(1,084)
Provision for loan losses	(2,257)	(1,014)	45	2,700	13,029
Balance at year-end	$4,275	$5,171	$8,039	$9,767	$19,546
Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	(0.52)%	0.35%	0.61%	3.42%	2.17%
Ratio of nonperforming loans to gross loans	2.75%	4.21%	9.93%	11.08%	10.96%
Ratio of impaired loans to gross loans	3.01%	3.85%	9.53%	10.93%	11.77%
Ratio of allowance for loan losses to total loans	1.62%	2.02%	2.94%	3.18%	5.13%

At December 31st of each period presented below, the allowance was allocated as follows:

	2015	2014	2013	2012	2011
Real estate construction	$873	$892	$1,249	$1,938	$4,809
1-4 family residential	1,679	2,332	3,235	4,133	5,564
Commercial real estate	720	994	1,273	1,226	3,505
Other real estate loans	12	22	33	226	244
Commercial, financial and agricultural	588	399	704	994	1,394
Consumer	17	22	24	14	84
Tax exempt	—	—	—	—	—
Other loans	—	—	929	658	3,337
Unallocated	386	510	592	577	609
Total	$4,275	$5,171	$8,039	$9,766	$19,546

At December 31st of each period presented below, loan balances by category as a percentage of gross loans were as follows:

	2015	2014	2013	2012	2011
Real estate construction	8.1%	10.1%	11.0%	11.9%	14.0%
1-4 family residential	38.0%	40.1%	40.4%	36.8%	32.0%
Commercial real estate	42.1%	38.7%	35.5%	37.7%	40.1%
Other real estate secured loans	2.4%	2.3%	1.8%	1.9%	1.9%
Commercial, financial and agricultural	6.9%	6.0%	8.5%	9.1%	8.1%
Consumer	2.4%	2.2%	2.0%	1.9%	1.9%
Tax exempt	0.0%	0.0%	0.0%	0.0%	0.0%
Other loans	0.1%	0.6%	0.8%	0.7%	2.0%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Time Deposits in Other Financial Institutions

Time deposits in other financial institutions totaled $24,305 at December 31, 2015 compared to $22,177 at December 31, 2014. Management has begun utilizing time deposits in other financial institutions in conjunction with the Bank’s securities portfolio in order to maximize yield and maintain a reasonable total duration for the Bank’s assets outside of the loan portfolio. Original maturities of time deposits in other financial institutions range from ten months to five years. Most of the CDs with maturities beyond three years are callable with minimal early withdrawal penalties. All of the deposits are in FDIC or National Credit Union Administration insured institutions and the amount on deposit with each individual institution does not exceed the deposit insurance limit of $250. As of December 31, 2015, time deposits in other financial institutions had a weighted average rate of 1.076% and a weighted average remaining life of 0.725 years.

Securities

At December 31, 2015, securities available-for-sale totaled $118,824, an increase of $27,384 or 29.9% from $91,440 at year-end 2014.  The Company’s securities portfolio represents 25.3% of total assets at December 31, 2015 compared to 20.6% at December 31, 2014.  All of the Company’s securities are classified as available for sale.  The Company’s investment portfolio is used to provide interest income and liquidity and for pledging purposes to secure public fund deposits.

Net unrealized losses in the securities portfolio at December 31, 2015 were $418 compared to a net unrealized gain of $233 at December 31, 2014.  The decrease in market value is primarily due to changes in interest rates during 2015.

Unrealized losses on the Bank’s securities have not been recognized into income because the securities are of high credit quality, management does not have the intent to sell and it is not more likely than not the Bank will be required to sell the investment before its anticipated recovery, and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the securities approach their maturity date.

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

At year-end 2015, the Company’s portfolio consisted of 94 securities, 50 of which were in an unrealized loss position, compared to a total of 94 securities, 32 of which were in an unrealized loss position at December 31, 2014.  In the event that the Company were to sell securities for liquidity purposes, management believes there are sufficient holdings not in an unrealized loss position that could be sold, so that the Company would not be forced to sell the securities reporting an unrealized loss.  The Company is further limited in the amount of securities that can be sold due to pledging requirements for Bank liabilities.  Management considers security holdings in excess of our pledging requirement to be available for liquidity purposes.   Sale of such holdings would not impair our ability to hold the securities reporting an unrealized loss until the loss is recovered or until maturity.

The Company did not hold securities of any one issuer, other than U.S. Government sponsored entities, with a face amount greater than 10% of shareholders’ equity as of December 31, 2015 or 2014.

The carrying value of securities at December 31 is summarized as follows:

	December 31, 2015		December 31, 2014
	Amount	% of Total	Amount	% of Total
U.S. Government sponsored entities	$—	0.0%	$15,352	16.8%
Mortgage-backed securities	116,094	97.7%	74,014	80.9%
State and municipals	2,730	2.3%	2,074	2.3%
Total	$118,824	100.0%	$91,440	100.0%

	December 31, 2013
	Amount	% of Total
U.S. Government sponsored entities	$33,357	40.7%
Mortgage-backed securities	42,281	51.6%
State and municipals	6,288	7.7%
Total	$81,926	100.0%

From 2013 to 2015, the mix of securities held by the Company has changed significantly.  As of December 31, 2015 the Company’s mortgage-backed securities accounted for 97.7% of the total portfolio, up from 80.9% and 51.6% at December 31, 2014 and 2013, respectively.  As of December 31, 2015, the Company’s U.S. Government sponsored entities securities accounted for 0% of the total portfolio, down from 16.8% at December 31, 2014, which was down from 40.7% at December 31, 2013.  This change over the past year is primarily due to management’s effort to reduce the duration of the portfolio in anticipation of rising market rates and to help with the Bank’s asset/liability management and cash flow planning.  The Company sold all of its U.S. Government sponsored entities securities during 2015 with the proceeds being reinvested in mortgage-backed securities. The Company realized $10 in gains from the sale of the U.S. Government sponsored entities securities.  The repositioning of the portfolio should reduce the impact of a rising rate environment on the market value of the portfolio.  Rising rates could also lead to some extension of duration in the mortgage-backed securities portfolio, but that extension is expected to be less than the total duration of the U.S. Government sponsored entities securities that were sold.

The following table presents the carrying value by maturity distribution of the investment portfolio, along with weighted average yields thereon, as of December 31, 2015:

	Within	1-5	5-10	Beyond
	1 Year	Years	Years	10 Years	Total
State and municipals	$595	$510	$532	$1,093	$2,730
Total debt securities	$595	$510	$532	$1,093	$2,730
Weighted average yield(tax equivalent)	3.064%	4.902%	3.298%	4.478%	4.019%
Mortgage-backed securities- residential					$116,094
Weighted average yield					2.269%

Premises and Equipment

Premises and equipment totaled $11,673 at December 31, 2015, a decrease of $159 or 1.3% from $11,832 at December 31, 2014.  The decrease is primarily due to normal depreciation that occurred during the year.

Rent expense was $69 in 2015, compared to $(21) in 2014.    The increase in rent expense is due to the reversal of deferred rent in conjunction with the cancellation of the lease for a parcel of land on which a branch was located that was purchased in 2014.

Other Real Estate Owned

At December 31, 2015, OREO totaled $7,828, a decrease of $5,906 from $13,734 at December 31, 2014.  The balance of OREO is comprised of properties acquired through or by deed in lieu of foreclosure on real estate loans, property acquired by the Company for future Bank branch locations that is no longer intended for that purpose and is currently held for sale, and loans made to facilitate the sale of OREO that are required to be reported as OREO (“FAS 66 Loans”). The balances recorded for each individual property are based on appraisals that are not more than twelve months old, discounted by an additional 15%.  The additional 15% discount was adopted by the Company beginning in the third quarter of 2010 based on an analysis of actual recoveries of OREO balances, including selling costs.  Based on that analysis, the Company recorded a valuation allowance of $346 (recognized through OREO expense) in the third quarter of 2010.  In addition, the Company began applying the additional 15% discount in its determination of specific reserves for impaired loans that are collateral dependent.  As a result, the majority of the financial loss incurred by the Company as a result of the 15% discount has been recognized through loan charge-offs and the provision for loan losses at the time the property is transferred to OREO, with the foreclosed property being transferred into OREO at the discounted value. The Company annually updates its analysis regarding the additional 15% discount.  Should such updates indicate that a change in the 15% discount is warranted, the Company would implement the change accordingly and that change would be applied to all properties that are subsequently moved into OREO.  Additional write-downs of individual properties typically occur when the results of updated appraisals and further application of the 15% discount on the value reflected in the updated appraisal indicates that the value of the respective property has declined.  The Company obtains updated appraisals for OREO properties at least annually.  These write-downs are recognized in the quarterly period in which the appraisal is accepted by the Company.

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

The following table shows a breakdown of the OREO portfolio by category as of the end of the periods indicated:

	December 31, 2015		September 30, 2015		June 30, 2015		March 31, 2015		December 31, 2014
Rental	$3,984	51%	$4,413	50.7%	$4,947	48.4%	$5,217	41.2%	$5,949	43.3%
Non-rental	941	12%	940	10.8%	941	9.2%	1,556	12.3%	1,904	13.9%
Land	2,903	37%	3,351	38.5%	4,338	42.4%	5,881	46.5%	5,881	42.8%
Total	$7,828	100.0%	$8,704	100.0%	$10,226	100.0%	$12,654	100.0%	$13,734	100.0%

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

The following table provides activity within the OREO portfolio in terms of individual parcels for the years ended on the dates indicated:

	Rental	Non-rental	Auction	Land
December 31, 2015
Foreclosures	1	2	—	1
Sales	6	5	—	6
Weighted average age of properties held at period end (months)	46.0	32.2	—	52.3
December 31, 2014
Foreclosures	2	5	—	1
Sales	12	3	3	14
Weighted average age of properties held at period end (months)	33.4	10.8	—	39.8

The following table sets forth information related to the largest five OREO properties held by the Company as of December 31, 2015:

Property Description	Original loan classification	Original Loan Amount		Charge-off prior to transfer into OREO	Write- down after transfer into OREO	Carrying Balance
Unimproved land	Real estate construction	$5,000		$905	$801	$1,828
Unimproved land	Real estate construction	1,134		402	—	799
Mini storage facility	Commercial real estate	3,934	(1)	—	82	782
Unimproved land	Real estate construction	3,934	(1)	—	203	644
Mixed Use Commercial Property	Commercial real estate	731		—	104	627

(1)	These two properties were pledged as collateral for the same loan relationship.

The following table sets forth information related to the largest five OREO properties held by the Company as of December 31, 2014:

Property Description	Original loan classification	Original Loan Amount		Charge-off prior to transfer into OREO	Write- down after transfer into OREO	Carrying Balance
Unimproved land	Real estate construction	$5,000		$905	$536	$2,949
Unimproved land	Real estate construction	3,103		1,896	204	961
Mini storage facility	Commercial real estate	3,934	(1)	—	—	848
Unimproved land	Real estate construction	1,134		402	—	799
Mixed Use Commercial Property	Commercial real estate	3,934	(1)	—	82	765

(1)	These two properties were pledged as collateral for the same loan relationship.

Each of the OREO properties identified in the December 31, 2015 table above is listed with a real estate agent and is also listed as available for sale on the Bank’s website. The three properties classified as unimproved land were, at the time the loans were made, intended to be developed. The property carried at $1,828 is commercial property located in an area that remains significantly and negatively impacted by the downturn in the real estate market. The property is currently under contract; however, there is a lengthy due diligence period and the sale of the property may not ultimately be consummated. If so, the Company will continue to actively market the property. The property carried at $799 is located in a residential area that was also negatively impacted by the downturn in the economy. Although there are some positive indicators of improvements in the local market where the property is located, management believes it will likely require a significant amount of time to sell the property. The single family residence property carried at $627 is currently an income producing rental property. The Company is actively marketing the property; however, since the home is more high-end than the typical home in our market, we anticipate that it could take a significant amount of time to sell the property. The commercial real estate properties are income producing rental properties that are being managed by a third party property manager on behalf of the Company. The Company continues to market these rental properties, but because of the income producing nature of the properties, it is likely that management will resist selling the properties in the near term for less than the current carrying value of the properties.

Deposits

The following table sets forth the composition of deposits at December 31:

	2015		2014
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$71,875	17.2%	$60,780	15.3%
Interest-bearing demand accounts	141,129	33.9%	129,152	32.4%
Savings accounts	31,255	7.5%	27,709	7.0%
Time deposits greater than $100	85,620	20.5%	83,633	21.0%
Other time deposits	86,835	20.8%	96,806	24.3%
Total	$416,714	100.0%	$398,080	100.0%

A significant percentage of our deposits continue to be in time deposits, though there was a decrease of $7,984 in total time deposits during 2015.  The decrease in time deposits is primarily due to the Bank’s continued focus on reducing reliance on wholesale funding sources and a general market shift away from time deposits toward demand deposits as rates on time deposits continue to be comparable to rates for interest-bearing demand accounts.  Wholesale funding sources are any deposits that are attained through means other than direct customer contact.  Wholesale funding sources utilized by the Bank include brokered CDs and national market time deposits.

The following table shows the breakdown of time deposits at December 31, 2015 and 2014:

	December 31
	2015	2014
Personal CDs	$119,979	$131,314
Non-Personal CDs	8,337	7,576
Public Funds CDs	14,951	10,941
National market time deposits	5,855	7,240
Brokered CDs	1,392	—
IRAs	21,941	23,368
Total	$172,455	$180,439

The following table sets forth all time deposits greater than $100 broken down by remaining maturity at December 31, 2015:

Less than three months	$19,565
Three months through twelve months	33,619
One year through three years	25,554
More than three years	6,882
Total	$85,620

The total of wholesale funding sources at December 31, 2015 was $7,247, an increase of $7 from $7,240 at December 31, 2014.  The average rate paid for national market time deposits in 2015 was 0.96% compared to 1.08% in 2014.   The decrease in average rate paid on national market time deposits was primarily due to the fact that management decided to begin accepting national market time deposits again in 2015, which they had not done since 2012. Due to this, the national market time deposits in the portfolio were opened at rates lower than pre-2012 rates, which resulted in a lower average rate as the portfolio grows.

The Bank has policies in place to ensure that total wholesale funding is maintained at a reasonable level.  With the removal of its formal regulatory agreement, the Bank is no longer under any additional restrictions regarding the use of wholesale funding.  Management believes that wholesale funding can be a viable source of funds and plans to use this source going forward to the extent that loan demand outpaces the growth in the Bank’s core deposits and available for sale investment securities are not liquidated to fund loan growth, but management intends to utilize a measured and planned approach regarding wholesale funding that should not significantly impact cost of funds or overall liquidity risk.

At December 31, 2015, we had $150,350 in time deposits maturing within two years.  Time deposits maturing within one year of December 31, 2015 were $117,215, or 68.0% of total time deposits.  If we are not able to retain these deposits at maturity, or attract additional deposits at comparable rates, we may be required to seek higher cost deposits to replace these deposits which could negatively impact our net interest margin.  The weighted average cost of all deposit accounts was 0.49% in 2015 compared to 0.54% in 2014.  The weighted average rate on time deposits was 0.82% in 2015, compared to 0.85% in 2014.  Management intends to continue seeking some longer term time deposits in an effort to take advantage of the current low interest rate environment.  These efforts, if successful, are expected to reduce interest rate risk and expand our net interest margin.

The following tables present, at December 31 for each of the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

	2015		2014		2013
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Amount	Paid	Amount	Paid	Amount	Paid
Noninterest-bearing demand deposits	$67,110	n/a	$58,446	n/a	$50,012	n/a
Interest-bearing demand accounts	131,763	0.38%	126,646	0.41%	113,823	0.52%
Savings deposits	28,592	0.10%	26,397	0.10%	22,697	0.11%
Time deposits $100 and over	87,439	0.90%	87,777	0.93%	112,312	1.10%
Other time deposits	91,613	0.75%	104,005	0.79%	127,007	1.05%

Contractual Obligations

The Company has the following contractual obligations as of December 31, 2015:

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Operating leases	$62	$17	$—	$—	$79
Time deposits	117,214	43,905	11,336	—	172,455
Long term borrowings (1)	—	—	—	23,000	23,000
Total	$117,276	$43,922	$11,336	$23,000	$195,534

(1)

Due to the uncertainty of future interest rates on borrowings under the Company’s subordinated debentures, future interest payments on such obligations are not included in the above table.  At December 31, 2015, the Company had issued subordinated debentures of approximately $23,000 outstanding.  During the year ended December 31, 2015, the interest rate on the subordinated debentures issued in 2002, 2005 and 2007, ranged from 3.75% to 4.0%, 1.73% to 2.01% and 3.24% to 3.51%, respectively.  During the year ended December 31, 2015, the Company accrued interest expense of $151, $121 and $542, respectively, on its subordinated debentures issued in 2002, 2005 and 2007.

Subordinated Debentures

In 2002, the Company issued $3,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a private offering of trust preferred securities.  The securities mature on December 31, 2032; however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB.  The interest rate on the subordinated debentures as of December 31, 2015 was 4.00%.  The subordinated debentures bear interest at a floating rate equal to the New York Prime rate plus 50 bps.  The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods.  These debentures are presented in liabilities on the balance sheet but count as Tier 1 capital for regulatory capital purposes, subject to certain limitations on the amount of these securities that may be counted as Tier 1 capital.  Debt issuance costs of $74 have been capitalized and are being amortized over the term of the securities.  Certain of the Company’s principal officers, directors, and their affiliates owned $700 of the $3,000 subordinated debentures at year-end 2015 and 2014.  The proceeds from this offering were utilized to increase the Bank’s capital by $3,000.

In 2005, the Company issued $5,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a pooled offering of trust preferred securities.  These securities mature on September 15, 2035, however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB.  The interest rate on the subordinated debentures as of December 31, 2015 was 2.012%.  The subordinated debentures bear interest at a floating rate equal to the 3-Month LIBOR plus 1.50%.  The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods.    These debentures are presented in liabilities on the balance sheet but count as Tier 1 capital for regulatory purposes, subject to certain limitations on the amount of these securities that may be counted as Tier 1 capital.  There was no debt issuance cost in obtaining the subordinated debentures.  The proceeds from the pooled offering were used to increase the Bank’s capital.

In 2007, the Company issued $15,000 of redeemable subordinated debentures through a special purpose entity as part of a pooled offering of trust preferred securities.  These subordinated debentures mature in 2037; however, the Company can currently repay the securities at any time subject to approval from the FRB. The interest rate on the subordinated debentures was 7.96% until December 15, 2012, and thereafter the subordinated debentures bear interest at a floating rate equal to the 3-month LIBOR plus 3.0%.  As of December 31, 2015, the interest rate was 3.512%.  The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet but $8,300 of the debentures count as Tier 1 capital and the remaining $6,700 is considered as Tier 2 capital for regulatory purposes.  There was no debt issuance cost in obtaining the subordinated debentures.  The proceeds were used to help fund the acquisition of First National.

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

Distributions on the subordinated debentures are payable quarterly; however, the Company cannot pay interest on the subordinated debentures or dividends on its Common Stock or Series A Preferred Stock without the prior consent of the FRB.  On January 27, 2011, the FRB denied the Company’s request to make the March 15, 2011 quarterly interest payment due on the subordinated debentures that mature in 2032, and the Company began deferring such payments.  Under the terms of the indentures pursuant to which the debentures were issued, if the Company defers payment of interest on the debentures it may not, during such a deferral period, pay dividends on its Common Stock or Preferred Stock or interest on any of the other subordinated debentures issued by the Company.  Furthermore, the indentures pursuant to which the debentures issued in 2005 and 2007 were issued provide that the Company’s subsidiaries are similarly prohibited from paying dividends on the subsidiaries’ common and preferred stock not held by the Company or its subsidiaries.  During the fourth quarter of 2015, the FRB granted permission to the Company to make interest payments on the Company’s subordinated debentures and these payments were made that month.  Therefore, as of December 31, 2015, the Company is current on all interest payments due under the debentures and is not subject to the restrictions outlined in this paragraph.

On December 31, 2015, the deferral period on the Company’s subordinated debentures ended as a result of the Company paying current all interest payments then due.  This ended an existing restriction on Properties’ ability to pay dividend payments on its preferred stock.  As a result, on December 31, 2015, Properties paid dividends to the holders of its preferred stock other than the Bank totaling $86 which brought current all dividend amounts owed to those holders as of December 31, 2015.  In addition, Properties redeemed at face value all of its outstanding preferred stock on December 31, 2015.  It is the Company’s intent to dissolve Properties and absorb all of its operations into the Bank at some point in the future.  The dissolution of Properties and combination with the Bank will not have an impact on the Company’s consolidated financial statements.

Liquidity

Our liquidity, primarily represented by cash and cash equivalents, is a result of our operating, investing and financing activities.  These activities are summarized below for the three years ended December 31:

	2015	2014	2013
Net income	$17,407	$2,407	$1,728
Adjustments to reconcile net income to net cash from operating activities	(16,453)	3,354	3,770
Net cash from operating activities	954	5,761	5,498
Net cash from (used in) investing activities	(33,563)	(7,090)	10,073
Net cash used in financing activities	13,740	(9,451)	(61,412)
Net change in cash and cash equivalents	(18,869)	(10,780)	(45,841)
Cash and cash equivalents at beginning of period	38,256	49,036	94,877
Cash and cash equivalents at end of period	$19,387	$38,256	$49,036

The significant adjustments to reconcile net income to net cash from operating activities in 2015 were the reinstatement of our deferred tax assets of $12,755, decrease in accrued interest payable of $4,487, mortgage loans originated for sale of $3,192 and reversal of provision of loan losses of $2,257 offset by proceeds from sale of mortgage loans of $3,475, net collected loan recoveries of $1,361 and net write-downs and losses on sale of other real estate of $1,085.  The significant components of investing activities in 2015 were total securities purchases of $67,322; sale of securities of $23,000; maturities, prepayments and calls of securities of $15,420; net increase in loans of $6,919; proceeds from sale of other real estate owned of $4,857; and increase in time deposits in

other financial institutions of $2,128.   The most significant component of financing activities in 2015 was the increase in deposits of $18,634, offset by the redemption of all of the outstanding shares of Series B Preferred Stock and 5,901 shares of Series A Preferred Stock of $4,431 and dividends paid on preferred shares of $484.

The significant adjustments to reconcile net income to net cash from operating activities in 2014 were proceeds from sale of mortgage loans of $3,245, net write-downs and losses on sale of other real estate of $799, increase in accrued interest payable of $634, and depreciation of premises and equipment of $551 offset by reversal of provision of loan losses of $1,014 and mortgage loans originated for sale of $3,269.  The significant components of investing activities in 2014 were total securities purchases of $50,233; sale of securities of $34,427; increase in time deposits in other financial institutions of $15,677; net decrease in loans of $14,085; maturities, prepayments and calls of securities of $12,027; and proceeds from sale of other real estate owned of $4,629.   The most significant component of financing activities in 2014 was the decrease in deposits of $9,452, which was principally the result of management’s then efforts to reduce the Bank’s reliance on wholesale funds.

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

The primary uses of cash are lending to the Company’s borrowers and investing in securities and short-term interest earning assets. In 2015, higher deposits helped fund the increased loan demand.  In 2014 and 2013, loan repayments were greater than demand for new loans, which provided additional liquidity to pay off outstanding liabilities such as federal funds purchased, FHLB advances, wholesale deposits and other borrowed money.

We consider our liquidity sufficient to meet our outstanding short and long-term needs.  We expect to be able to fund or refinance, on a timely basis, our material commitments and long-term liabilities.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit. The Company uses the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  At December 31, 2015, we had unfunded loan commitments outstanding of $30,876 and unfunded letters of credit of $1,858.  If we needed to fund these outstanding commitments, we have the ability to liquidate time deposits in other financial institutions or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions.  Additionally, we could sell participations in these or other loans to correspondent banks.

Capital Resources

Our total shareholders’ equity at December 31, 2015 was $22,965 compared to $10,886 at December 31, 2014, and $8,616 at December 31, 2013.  This increase in the year ended December 31, 2015 was primarily due to an increase in net income in 2015 and the redemption of all of our Series B Preferred Stock and 5,901 shares of our Series A Preferred Stock.

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

The Company applied to participate in the program during the fourth quarter of 2008 and received notification of approval for the program in the first quarter of 2009.   Under the terms of the program, the U.S. Treasury purchased $17,806 in Series A Preferred Stock on February 27, 2009.  The Series A Preferred Stock had a cumulative dividend rate of 5% per year, until May 15, 2014, and a dividend rate of 9% thereafter.  In addition, under the terms of the agreement, the Company issued warrants to the U.S. Treasury to purchase Series B Preferred Stock equal to 5% of the investment in Series A Preferred Stock at a discounted exercise price.  The U.S. Treasury exercised the warrants immediately upon investment in the Series A Preferred Stock.  The Series B Preferred Stock had a cumulative dividend rate of 9% per year until redeemed.  Dividends on both the Series A Preferred Stock and the Series B Preferred Stock are required to be paid quarterly.

As of December 31, 2015, ours and the Bank’s capital levels were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action.  Our consolidated total capital to risk-weighted assets ratios for year-end 2015 and 2014 were 11.91% and 9.83%, respectively.  Our consolidated Tier 1 to risk-weighted assets ratios were 7.09% and 5.71% at year-end 2015 and 2014, respectively.  Also, our Tier 1 to average assets ratios were 4.82% and 3.52% at year-end 2015 and 2014, respectively.  Because the Company’s total assets were less than $1,000,000 at December 31, 2015, it is not subject to capital requirements on a consolidated basis, but had it been, it would have been considered “well-capitalized” under applicable regulations Despite improvements in our consolidated capital levels, a significant portion of our capital on a consolidated basis consists of preferred stock and subordinated debentures which require repayments.

In late 2010, the Basel Committee on Banking Supervision issued “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”), a new capital framework for banks and bank holding companies. Basel III imposes a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. In July 2013, the federal bank regulatory agencies, including the Federal Reserve and the FDIC, adopted final rules that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in Basel III and certain provisions of the Dodd-Frank Act. The rules, which became effective January 1, 2015, apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $1,000,000 or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules establish a new common equity Tier 1 minimum capital requirement of 4.5%, a minimum Tier 1 risk-based capital requirement of 6% (up from 4%), a total risk-based capital requirement of 8% and a Tier 1 leverage capital requirement of 4%.  In addition, the new rules assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status.  In order to be considered “well-capitalized”, the Bank must maintain at least the following minimum capital ratios: common equity Tier 1 capital of 6.5%; tier 1 risked-based capital of 8% (up from 6%); total risk-based capital of 10%; and tier 1 leverage capital of 5%.  The rules limit a banking organization’s capital distributions and certain discretionary bonus payments as well as a banking organization’s ability to repurchase its own shares if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of capital (when the buffer is fully phased in) in addition to the amount necessary to meet its minimum risk-based capital requirements. As a result, when fully phased in, the capital requirements, inclusive of the capital conservation buffer, would be a Tier 1 leverage ratio of 4%, a Tier 1 common risk-based equity capital ratio of 7%, a Tier 1 equity risk-based capital ratio of 8.5% and a total risk-based capital ratio of 10.5%.  Beginning on January 1, 2016, 0.625% of the capital conservation buffer had been phased in. Under the new rules Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions, cumulative preferred stock and trust preferred securities (including associated subordinated debentures) issued after May 19, 2010 will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010 (like our subordinated debentures) including, in the case of bank holding companies with less than $15,000,000 in total assets, trust preferred securities issued prior to that date will continue to count as Tier 1 capital subject to certain quantitative limitations.  Our Series A Preferred Stock qualified as Tier 1 capital at December 31, 2015 and continues to qualify as Tier 1 capital following the effectiveness of the Charter Amendments.  Common equity Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.  The final rules allow banks and their holding companies with less than $250,000,000 in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in Accumulated Other Comprehensive Income.  We and the Bank have opted out.  Because the Company’s total consolidated assets are below $1,000,000, these capital rules are not applicable to the Company on a consolidated basis.  Should the Company’s total consolidated assets increase to more than $1,000,000, the Company would then be subject to these rules.

As a result of improvements in the Bank’s and the Company’s financial condition, management sought approval from its regulators to allow the Bank to pay dividends to the Company in an amount sufficient to allow the Company to pay all accrued but unpaid interest payments on its subordinated debentures during the fourth quarter of 2015.  The Company received all of the required regulatory approvals and in December 2015 made interest payments totaling $5,444 to the holders of the subordinated debt.  As of December 31, 2015, the Company was current on all interest payments due related to its subordinated debentures.

Also during the fourth quarter of 2015, the Company and Bank received permission for the Bank to pay additional dividends to the Company sufficient to allow it to redeem certain holders of the Company’s Series A Preferred Stock and fully redeem the Series B Preferred Stock.  On December 23, 2015, the Company entered into redemption agreements with certain of the holders of the Series A Preferred Stock who collectively held 5,901 shares of the Series A Preferred Stock.  The Company agreed to pay $600 per share to redeem the shares.  The shares were redeemed on December 31, 2015.  Upon redemption, $2,360 of the Company’s equity that was attributable to the redeemed shares of Series A Preferred Stock was transferred to common equity as a result of the cash redemption amount being less than the face value of the redeemed shares.  Due to the restrictions on the Company’s ability to pay dividends, a total of $2,114 of dividends had been accrued as of the redemption date for the 5,901 shares that were redeemed.  Upon redemption, the accrued dividends were reversed, which increased the Company’s retained earnings.

Also on December 31, 2015, the Company redeemed all of its Series B Preferred Stock for full face value and accrued dividends.  The Company paid a total of $1,374 for the redemption of the Series B Preferred Stock.

As a result of these redemptions, at December 31, 2015 the Company had accumulated $4,265 in deferred dividends on the 11,905 shares of the Series A Preferred Stock that were not redeemed.  As a result of the Charter Amendments, these deferred dividends were reversed in the first quarter of 2016, resulting in an increase of a like amount to the Company’s retained earnings.  Under the terms of the Series A Preferred Stock, failure to pay dividends for six dividend periods triggers the holders’ right to elect two directors to an institution’s board.  Since the Company has deferred payments of dividends on the Series A Preferred Stock for more than six quarters, the holders of the Series A Preferred Stock have the right to elect up to two directors to the Company’s board of directors.

Additionally, because the Company had, until December 2015, deferred the payment of interest on its subordinated debentures, Properties was also prohibited from paying dividends on its issued and outstanding preferred stock and common stock until such time as the Company is current on the payment of interest on its subordinated debt.  On December 31, 2015, Properties paid $778 to the holders of its outstanding preferred stock inclusive of $562 paid to the Bank.  The payment was for accrued but unpaid dividends on the preferred stock and also fully redeemed the shares at face value.  As of December 31, 2015, Properties had no shares of preferred stock outstanding.

As of December 31, 2015, the Company had total consolidated equity of $22,965.  The outstanding face value of the Company’s preferred stock was $11,905, resulting in equity attributable to common stock of $11,060.   As a result, the Company’s Tier 1 common equity ratio would have been reported as 0.73% as of December 31, 2015.    Unless the Company significantly changes its current capital structure, it is possible that we could be required to report this ratio at an unsatisfactory level if the Company were to become subject to the capital rules adopted implementing Basel III.

On February 29, 2016, the Company was notified by the FRB that the Written Agreement had been terminated as of February 29, 2016.  As a result of the termination, the Company is no longer required to seek additional regulatory approvals for payment of interest on its subordinated debt or dividends on its preferred stock.  The Company anticipates that it will be able to make the required interest payments on the subordinated debt and the 5% noncumulative dividend payments on the Series A Preferred Stock, provided the earnings and financial condition of the Bank continue to allow dividends to be paid from the Bank to the Company to fund interest payments on the subordinated debt and dividend payments on the Series A Preferred Stock.

At December 31, 2015 and December 31, 2014, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under applicable regulatory provisions and the ratios required by the Consent Order were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Regulatory Provisions(1)
2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$44,057	14.35%	$24,559	8.00%	$30,699	10.00%
Consolidated	36,896	11.91%	24,779	8.00%	30,974	10.00%
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$40,159	13.08%	$12,280	4.00%	$18,419	6.00%
Consolidated	21,963	7.09%	12,389	4.00%	18,584	6.00%
Tier 1 Capital to average assets
Community First Bank & Trust	$40,159	8.79%	$18,274	4.00%	$22,843	5.00%
Consolidated	21,963	4.82%	18,242	4.00%	N/A	N/A
2014
Total Capital to risk weighted assets
Community First Bank & Trust	$44,173	16.32%	$21,654	8.00%	$27,068	10.00%
Consolidated	26,624	9.83%	21,668	8.00%	27,086	10.00%
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$40,768	15.06%	$10,827	4.00%	$16,241	6.00%
Consolidated	15,477	5.71%	10,834	4.00%	16,251	6.00%
Tier 1 Capital to average assets
Community First Bank & Trust	$40,768	9.32%	$17,490	4.00%	$21,862	5.00%
Consolidated	15,477	3.52%	17,586	4.00%	N/A	N/A

(1)	Because the Company’s total assets were less than $1,000,000 at December 31, 2015, the Company was not, at that date, subject to capital level requirements at that level.

At the request of the FRB, the Board of Directors of the Company, on January 18, 2011, adopted a board resolution (which has been replaced by the Written Agreement) agreeing that the Company would not, among other things, incur additional debt, pay dividends on any of its common stock or preferred stock, or redeem treasury stock without approval from the FRB.  The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debentures that were scheduled for the first quarter of 2011.  In the first quarter of 2011, the FRB granted the Company permission to pay the dividends on its Preferred Stock that were due on February 15, 2011, but denied the Company permission to make interest payments on its subordinated debentures.  As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three issuances of subordinated debentures during the first quarter of 2011.  The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters.  During the period in which it is deferring the payment of interest on its subordinated debentures, the indentures governing the subordinated debentures provide that the Company cannot pay any dividends on its Common Stock or Preferred Stock.  Accordingly, the Company was required to suspend its dividend payments on its Preferred Stock beginning in the second quarter of 2011.  On February 29, 2016, the Company was notified by the FRB that the Written Agreement had been terminated as of that date.

Return on Equity and Assets

Returns on average consolidated assets and average consolidated equity, the ratio of average equity to average assets and the dividend payout ratio for the periods indicated are as follows:

	2015	2014	2013
Return on average assets	3.83%	0.54%	0.35%
Return on average equity	141.58%	24.29%	18.44%
Average equity to average assets ratio	2.70%	2.22%	1.913%
Common stock dividend payout ratio	n/a	n/a	n/a

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Management uses a gap simulation model to evaluate interest rate sensitivity that takes cash flows into consideration.  These include mortgage-backed securities, loan prepayments, and expected calls on securities.  Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities.  A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change.  Because these balances do not “mature” it is difficult to know how they will reprice as rates change.  It is possible to glean some understanding by reviewing our pricing history on these categories relative to interest rates.  Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves.  The analysis uses the T-Bill rate as an indicator of rate changes.  The gap analysis uses beta factors to spread balances to reflect repricing speed.  In the gap analysis the model considers deposit rate movements to determine what percentage of interest-bearing deposits is actually repriceable within a year.  Our cumulative one-year gap position at December 31, 2015, was 0.73% of total assets.  Our policy states that our cumulative one-year gap should not exceed 15% of total assets.

At year-end 2015, $140,892 of $467,893 of interest earning assets will reprice or mature within one year.  Loans maturing or repricing within one year totaled $90,420, or 34.7% of total loans at December 31, 2015.  We had $242,028 of loans maturing or repricing within five years as of December 31, 2015.  As of December 31, 2015, we had $119,879 in time deposits maturing or repricing within one year.

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

December 31, 2015
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in net interest income	(3.24)%	(0.97)%	(2.86)%	(7.73)%

December 31, 2014
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in net interest income	(8.55%)	(3.11%)	(1.13%)	(5.64%)

Our Economic Value of Equity simulation measures our long-term interest rate risk.  The economic value is the difference between the market value of the assets and the liabilities and, technically, it is our liquidation value.  The technique is to apply rate changes and compute the value.  The slope of the change between shock levels is a measure of the volatility of value risk.  The slope is called duration. The greater the slope, the greater the impact or rate change on our long-term performance.  Our policy guideline is that the maximum percentage change on economic value of equity cannot exceed plus or minus 10% on 100 bps change and 20% on 200 bps change.  The following illustrates our equity at risk in the economic value of equity model.

December 31, 2015
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in equity at risk	(11.44)%	(4.94)%	1.59%	0.89%

December 31, 2014
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in equity at risk	(13.33%)	(5.53%)	2.05%	(0.64%)

One of management’s objectives in managing our balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of the Company’s interest rate sensitive assets with its interest rate sensitive liabilities.

Management’s modeling for interest rate sensitivity and economic value of equity indicates that the Company’s balance sheet contains less risk as of December 31, 2015 compared to its position at December 31, 2014.  The decrease in risk as measured by our model is the result of several factors that changed during 2015.   The most significant factors are: $18,869 decrease in cash, $8,033 increase in loans, $27,384 increase in securities available for sale, and $18,634 increase in deposits.   The Company’s model assumes that cash on hand is immediately available to invest as rates increase.  The lower amount of cash held in 2015 compared to 2014 caused the Company’s earnings potential in an increasing rate environment to be weaker.  On average, the model reprices deposits more quickly than debt.  This causes the model to assume that the cost of funds will increase more quickly in a rising rate environment as of 2015 than it did at 2014.   The Company could improve the results of the model by obtaining some additional long-term fixed rate debt to balance against some of the longer term assets.  However, given the Company’s strong liquidity position, management does not believe that additional debt would ultimately benefit the Company.   The decreased risk associated with Company’s economic value of equity as estimated by the model is driven by the same factors that affected the interest rate sensitivity.   In addition, the economic value of equity model was affected by the increase in securities as a percentage of total assets during 2015.

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

The following consolidated financial statements of the Company, together with the Notes thereto and the Management Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm thereon, are included on pages F-1 to F-73 of this Annual Report on Form 10-K and are incorporated herein by reference:

•	Balance Sheets as of December 31, 2015 and 2014
•	Statements of Operations for the three years ended December 31, 2015
•	Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2015
•	Statements of Cash Flows for the three years ended December 31, 2015
•	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended December 31, 2015 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item 10 will appear in, and is hereby incorporated by reference to, the information under the headings “Proposal 1:  Election of Directors-Directors Standing For Election and-Directors Continuing in Office,” “Executive Officers,” “Corporate Governance-Meetings and Committees of the Board of Directors-Audit Committee,” and “Security Ownership of Certain Beneficial Owners and Management-Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2016 annual meeting of shareholders.

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

The information required by this Item 11 will appear in, and is hereby incorporated by reference to, the information under the headings “Executive and Director Compensation” and “Corporate Governance-Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2016 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item 12 will appear in, and is hereby incorporated by referenced from, the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2016 annual meeting of shareholders.

The information regarding equity compensation plan information required by Item 201(d) of Regulation S-K will appear in, and is hereby incorporated by reference to, our definitive proxy statement for the 2016 annual meeting of shareholders.

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

The information required by this Item 14 will appear in, and is hereby incorporated by reference to, the information under the heading “Proposal 3-Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2016 annual meeting of shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)Financial Statements.  See Item 8.

(a) (2)Financial Statement Schedule.  Not applicable.

(a) (3)Exhibits.  See Exhibit Index following the signature pages.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FIRST, INC.

Date: March 9, 2016	By:	/s/ Louis E. Holloway
Louis E. Holloway
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Eslick E. Daniel	Chairman of the Board	March 9, 2016
Eslick E. Daniel

/s/ Louis E. Holloway	Chief Executive Officer	March 9, 2016
Louis E. Holloway	(Principal Executive Officer)

/s/ Jon Thompson	Chief Financial Officer	March 9, 2016
Jon Thompson	(Principal Financial and Accounting Officer)

/s/Martin Maguire	Director	March 9, 2016
Martin Maguire

/s/ W. Roger Witherow	Director	March 9, 2016
W. Roger Witherow

/s/ Bernard Childress	Director	March 9, 2016
Bernard Childress

/s/ Stephen F. Walker	Director	March 9, 2016
Stephen F. Walker

/s/ Randy A. Maxwell	Director	March 9, 2016
Randy A. Maxwell

/s/ Michael D. Penrod	Director	March 9, 2016
Michael D. Penrod

/s/ Dinah C. Vire	Director	March 9, 2016
Dinah C. Vire

/s/ Vasant (Vince) G. Hari	Director	March 9, 2016
Vasant (Vince) G. Hari

/s/ Ruskin A. Vest	Director	March 9, 2016
Ruskin A. Vest

/s/ Robert E. Daniel	Director	March 9, 2016
Robert E. Daniel

EXHIBIT INDEX

The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description

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

10.14	Community First, Inc. Employee Stock Purchase Plan (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on April 30, 2008 (File No. 000-49966)).+

Exhibit No.	Description

10.15

First Amendment to Community First Bank and Trust Supplemental Executive Retirement Plan (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009 (File No. 000-49966)).+

10.16	Form of Redemption Agreement for Series A Preferred Stock Redemption.

10.17	Form of Redemption Agreement for Series B Preferred Stock Redemption.

10.18

Amended and Restated Community First Bank and Trust Management Incentive Compensation Plan (incorporated by reference herein to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed March 16, 2009 (File No. 000-49966)).+

21.1	List of Subsidiaries.

23.1	Consent of HORNE LLP.

31.1

Certification of the Chief Executive Officer (Principal Executive Officer) Pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated herein by reference to the Company’s Annual Report in Form 10-KSB for the year ended December 31, 2002 filed with the SEC on March 28, 2003 (File No. 000-49966).
**	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed on March 5, 2009 (File No. 000-49966).
+	Management compensatory plan or arrangement.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework).

Based on this assessment management believes that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

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

/s/ Louis E. Holloway	/s/ Jon Thompson
Louis E. Holloway	Jon Thompson
Chief Executive Officer	President and Chief Financial Officer
March 9, 2016	March 9, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Community First, Inc.

We have audited the accompanying consolidated balance sheets of Community First, Inc. and its Subsidiaries, (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of operations and comprehensive income (loss), changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of their operations, and cash flows for each of the years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

HORNE LLP

Memphis, Tennessee
March 9, 2016

COMMUNITY FIRST, INC.

CONSOLIDATED BALANCE SHEETS

December 31

(Dollar amounts in thousands, except per share data)

	December 31
	2015	2014
ASSETS
Cash and due from financial institutions	$19,387	$38,256
Time deposits in other financial institutions	24,305	22,177
Securities available for sale, at fair value	118,824	91,440
Loans held for sale in secondary market, at fair value	156	106
Loans	264,469	256,436
Allowance for loan losses	(4,275)	(5,171)
Net loans	260,194	251,265
Restricted equity securities, at cost	1,727	1,727
Premises and equipment, net	11,673	11,832
Core deposit and customer relationship intangibles, net	941	1,078
Accrued interest receivable	1,140	1,034
Bank owned life insurance	10,132	9,864
Other real estate owned, net	7,828	13,734
Other assets	13,633	1,042
Total assets	$469,940	$443,555

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$71,874	$60,780
Interest-bearing	344,840	337,300
Total deposits	416,714	398,080

Subordinated debentures	23,000	23,000
Accrued interest payable	434	4,921
Other liabilities	6,827	6,668
Total liabilities	446,975	432,669

Shareholders’ equity
Senior Preferred shares, no par value; 9% cumulative; liquidation value of $16,170 and $21,849 at December 31, 2015 and 2014, respectively. Authorized 2,500,000 shares; 11,905 and 17,806 shares issued and outstanding at December 31, 2015 and 2014, respectively.	11,905	17,806
Warrant Preferred shares, no par value; 9% cumulative; liquidation value of $0 and $1,211 at December 31, 2015 and 2014, respectively; 0 and 890 shares issued and outstanding at December 31, 2015 and 2014, respectively.	—	890
Total preferred shares	11,905	18,696
Common stock, no par value; 10,000,000 shares authorized; 3,275,900 and 3,274,946 shares issued and outstanding at December 31, 2015 and 2014, respectively.	30,972	28,591
Accumulated deficit	(18,066)	(34,957)
Accumulated other comprehensive loss, net	(1,846)	(1,444)
Total shareholders’ equity	22,965	10,886
Total liabilities and shareholders’ equity	$469,940	$443,555

*	Commitments and contingent liabilities (Note 17)

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	2015	2014	2013
Interest income
Loans, including fees	$14,684	$13,733	$15,839
Taxable securities	2,082	1,807	1,195
Tax exempt securities	48	76	139
Federal funds sold and other	362	320	271
Total interest income	17,176	15,936	17,444

Interest expense
Deposits	2,011	2,173	3,184
Federal Home Loan Bank advances and federal funds purchased	—	—	108
Subordinated debentures and other	786	798	883
Total interest expense	2,797	2,971	4,175

Net interest income	14,379	12,965	13,269
(Reversal of) provision for loan losses	(2,257)	(1,014)	45
Net interest income after provision for loan losses	16,636	13,979	13,224

Noninterest income
Service charges on deposit accounts	1,776	1,727	1,702
Gain on sale of loans	101	82	94
Net gains on sale of securities available for sale	10	221	182
Investment services income	101	130	136
Earnings on bank-owned life insurance policies	268	261	272
ATM income	81	129	128
Other customer fees	50	49	53
Other noninterest income	127	69	120
Total noninterest income	2,514	2,668	2,687

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	2015	2014	2013
Noninterest expenses
Salaries and employee benefits	$6,997	$6,814	$6,356
Other real estate expense	871	870	799
Occupancy expense	974	841	970
Regulatory and compliance expenses	628	958	1,144
Data processing	1,242	1,160	1,084
Furniture and equipment expense	323	314	389
Audit, accounting and legal	457	402	526
Operational expenses	483	406	419
ATM expense	701	660	612
Advertising and public relations	212	190	124
Postage and freight	239	291	258
Insurance expense	309	390	389
Amortization of intangible asset	137	137	137
Director expense	233	244	226
Loan expense	67	37	61
Other employee expenses	81	97	86
Loss on other investment	—	5	166
Other	484	424	437
Total noninterest expenses	14,438	14,240	14,183

Income before income taxes	4,712	2,407	1,728
Income tax expense (benefit)	(12,695)	—	—

Net Income	17,407	2,407	1,728
Preferred stock dividends	(2,499)	(1,571)	(970)
Preferred stock dividends relieved upon redemption of Series A Preferred Stock	2,114	—	—
Accretion of preferred stock discount	—	(33)	(199)
Net income available to common shareholders	$17,022	$803	$559

Income per share available to common shareholders
Basic	$5.20	$0.25	$0.17
Diluted	5.20	0.25	0.17

Weighted average common shares
Basic	3,275,361	3,274,867	3,274,608
Diluted	3,275,361	3,274,867	3,274,608

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	2015	2014	2013
Comprehensive Income (Loss)
Net Income	$17,407	$2,407	$1,728
Reclassification adjustment for realized gains included in net income, net of income taxes of $0 in 2015, 2014 and 2013	(10)	(221)	(182)
Change in unrealized gain on securities available for sale, net of income taxes of $0 in 2015, 2014, and 2013	(392)	1,654	(2,298)
Comprehensive income (loss)	$17,005	$3,840	$(752)

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2015, 2014 and 2013

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

Years Ended December 31, 2015, 2014 and 2013

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

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2015, 2014 and 2013

(Dollar amounts in thousands, except per share data)

	Common Shares	Preferred Stock	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2014	3,274,946	$18,696	$28,591	$(34,957)	$(1,444)	$10,886

Sale of shares of common stock	954	—	21	—	—	21
Redemption of Series A Preferred Stock at $600 per share	—	(5,901)	2,360	—	—	(3,541)
Redemption of Series B Preferred Stock	—	(890)	—	—	—	(890)
Preferred stock dividends	—	—	—	(2,015)	—	(2,015)
Dividends paid upon redemption of Series B Preferred Stock	—	—	—	(484)	—	(484)
Dividends relieved upon redemption of Series A Preferred Stock	—	—	—	2,114	—	2,114
Redemption of REIT Preferred Shares	—	—	—	(125)	—	(125)
REIT Preferred Dividends Declared	—	—	—	(6)	—	(6)
Comprehensive income
Net income	—	—	—	17,407	—	17,407
Other comprehensive income
Reclassification adjustment for realized gains included in net income, net of $6 income taxes	—	—	—	—	(10)	(10)
Change in unrealized gain on securities available for sale, net of $243 income taxes	—	—	—	—	(392)	(392)
Balance at December 31, 2015	3,275,900	$11,905	$30,972	$(18,066)	$(1,846)	$22,965

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	2015	2014	2013
Cash flows from operating activities
Net income	$17,407	$2,407	$1,728
Adjustments to reconcile net income to net cash from operating activities
Depreciation of premises and equipment	591	551	621
Amortization on securities, net	877	520	349
Amortization of core deposit and customer relationship intangibles	137	137	137
(Reversal of) provision for loan losses	(2,257)	(1,014)	45
Mortgage loans originated for sale	(3,192)	(3,269)	(4,248)
Proceeds from sale of loans	3,243	3,245	5,248
Gain on sale of mortgage loans	(101)	(82)	(94)
Gain on sale of securities	(10)	(221)	(182)
Other real estate write-downs and losses on sale	1,085	799	832
(Increase)/Decrease in accrued interest receivable	(106)	191	152
(Decrease)/Increase in accrued interest payable	(4,487)	634	659
Earnings on bank owned life insurance policies	(268)	(261)	(272)
Deferred tax benefit	(12,755)	—	—
Other, net	(440)	2,124	523
Net cash from operating activities	(276)	5,761	5,498
Cash flows from investing activities
Available for sale securities:
Sale of securities:
Mortgage-backed securities	7,474	8,766	3,087
Other	15,526	25,661	588
Purchases:
Mortgage-backed securities	(66,236)	(49,700)	(21,810)
Other	(1,086)	(5,133)	(21,374)
Maturities, prepayments, and calls:
Mortgage-backed securities	15,035	9,342	7,901
Other	385	2,685	17,215
Net (increase)/decrease in loans	(6,919)	14,085	23,699
Net collected loan recoveries	1,361	—	—
Proceeds from sale of other real estate owned	4,857	4,629	8,340
Additions to premises and equipment, net	(471)	(1,748)	(2,073)
Net change in time deposits in other financial institutions	(2,128)	(15,677)	(5,500)
Net cash (used in) from investing activities	(32,202)	(7,090)	10,073
Cash flows from financing activities
Increase/(decrease) in deposits	18,634	(9,452)	(41,414)
Repayment of Federal Home Loan Bank advances	—	—	(13,000)
Repayment of repurchase agreement	—	—	(7,000)
Redemption of Series A Preferred Stock	(3,541)	—	—
Redemption of Series B Preferred Stock	(890)	—	—
Cash paid for preferred stock dividends	(484)	—	—
Dissolution of REIT preferred stock shares	(125)	—	—
Cash paid for REIT preferred stock dividends	(6)	—	—
Proceeds from issuance of common stock	21	1	2
Net cash from (used in) financing activities	13,609	(9,451)	(61,412)
Net change in cash and cash equivalents	(18,869)	(10,780)	(45,841)
Cash and cash equivalents at beginning of year	38,256	49,036	94,877
Cash and cash equivalents at end of year	$19,387	$38,256	$49,036
Supplemental disclosures of cash flow information:
Cash paid during year for:
Interest	$7,284	$2,337	$3,516
Net income taxes paid	30	21	—
Supplemental noncash disclosures
Forgiveness of Series A Preferred Stock dividend	2,113	—	—
Forgiveness of Series A Preferred Stock face value	2,360	—	—
Transfer from loans to other real estate owned	247	1,332	7,717
Preferred dividends accrued but not paid	385	1,571	970
Subordinated debenture interest accrued but not paid	26	798	789

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Interest-Earning Time Deposits in Other Financial Institutions:  Interest‑earning time deposits in other financial institutions mature within one to three years and are carried at cost.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

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

December 31, 2015

(Dollar amounts in thousands, except per share data)

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

All loans over $250 that are unlikely to collect under existing terms are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

Commercial construction loans are loans extended to borrowers secured by and to build commercial structures such as churches, retail strip centers, industrial warehouses or office buildings.  Land development loans are granted to commercial borrowers to finance the improvement of real estate by adding infrastructure so that ensuing construction can take place.  Construction and land development loans are generally short term in maturity to match the expected completion of a particular project.  These loan types are generally more vulnerable to changes in economic conditions in that they project there will be a demand for the project.  They require monitoring to ensure the project is progressing in a timely manner within the expected budgeted amount.  This monitoring is accomplished via periodic physical inspections by an outside third party.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

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

Commercial, Financial, and Agricultural loans consist of loans extended for the operation of a business or a farm.  They are not secured by real estate.  Commercial loans are used to provide working capital, acquire inventory, finance the carrying of receivables, purchase equipment or vehicles, or purchase other capital assets. Agricultural loans are typically for purposes such as planting crops, acquiring livestock, or purchasing farm equipment.  The repayment of these loans comes from the cash flow of a business or farm and is generated by sales of crops or inventory or providing of services.  The collateral tends to depreciate over time and is difficult to monitor.  Frequent statements are required from the borrower pertaining to inventory levels or receivables aging.

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

Other Real Estate Owned:  Real estate acquired through or instead of loan foreclosure is reported as other real estate owned and initially recorded at fair value less costs to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense.  Operating costs after acquisition are expensed as incurred.

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

Bank Owned Life Insurance:  Bank owned life insurance (“BOLI”) is life insurance purchased by the Bank on certain current or former key executives.  The Bank is the owner and beneficiary of the policies.  BOLI is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

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

December 31, 2015

(Dollar amounts in thousands, except per share data)

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

Restrictions on Cash:  Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.  At December 31, 2015, the Bank was in compliance with its reserve requirements.

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

NOTE 2 - SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at December 31, 2015 and 2014 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2015
Mortgage-backed - residential	$116,537	$176	$(619)	$116,094
State and municipals	2,705	26	(1)	2,730
Total	$119,242	$202	$(620)	$118,824

2014
U.S. government sponsored entities	$15,618	$—	$(266)	$15,352
Mortgage-backed - residential	73,576	530	(92)	74,014
State and municipals	2,012	62	—	2,074
Total	$91,206	$592	$(358)	$91,440

The proceeds from sales of securities and the associated gains and losses for the three most recently completed fiscal years are listed below:

	2015	2014	2013
Proceeds	$23,000	$34,427	$3,675
Gross gains	103	483	182
Gross losses	(93)	(262)	—

Tax provision related to the net realized gains was $6 for 2015 and $0 for 2014 and 2013.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.

	December 31, 2015
	Amortized Cost	Fair Value
Due in one year or less	$589	$595
Due after one through five years	503	510
Due after five through ten years	529	532
Due after ten years	1,084	1,093
Mortgage-backed - residential	116,537	116,094
Total	$119,242	$118,824

Securities pledged at December 31, 2015 and 2014 had carrying amounts of $46,757 and $41,829, respectively, and were pledged to secure public deposits and repurchase agreements.

The Company did not hold securities of any one issuer, other than U.S. Government sponsored entities, with a face amount greater than 10% of shareholders’ equity as of December 31, 2015 or 2014.

The following table summarizes the investment securities with unrealized losses at December 31, 2015 and 2014 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
2015
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed - residential	$91,293	$(614)	$311	$(5)	$91,604	$(619)
State and municipals	403	(1)	—	—	403	(1)
Total temporarily impaired	$91,696	$(615)	$311	$(5)	$92,007	$(620)

	Less than 12 Months		12 Months or More		Total
2014
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government sponsored entities	$246	$(4)	$15,106	$(262)	$15,352	$(266)
Mortgage-backed - residential	6,869	(26)	6,963	(66)	13,832	(92)
Total temporarily impaired	$7,115	$(30)	$22,069	$(328)	$29,184	$(358)

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

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

As of December 31, 2015, the Company’s securities portfolio consisted of 94 securities, 50 of which were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2015.

NOTE 3 - LOANS

Loans outstanding by category at December 31, 2015 and 2014 were as follows:

	2015	2014
Real estate construction:
Residential construction	$11,191	$9,382
Other construction	10,178	16,520
1-4 family residential:
Revolving, open ended	15,278	17,147
First liens	83,441	83,618
Junior liens	1,781	1,926
Commercial real estate:
Farmland	7,855	7,495
Owner occupied	50,334	42,383
Non-owner occupied	53,175	49,455
Other real estate secured loans	6,369	5,825
Commercial, financial and agricultural:
Agricultural	1,053	855
Commercial and industrial	17,184	14,659
Consumer	6,476	5,641
Tax exempt	4	31
Other	150	1,499
	$264,469	$256,436

Residential mortgage loans intended to be sold to secondary market investors that were not subsequently sold totaled $0 at December 31, 2015 and 2014.  However, prior to 2014, the Bank did have some loans that met this criteria and are still retained in the Bank’s portfolio.  These loans were transferred at fair value to the Bank’s held for investment loan portfolio.  The principal balance and carrying value of the previously mentioned loans reclassified from held for sale to portfolio loans was $513 and $529 at December 31, 2015 and 2014, respectively.

Changes in the allowance for loan losses were as follows:

	2015	2014	2013
Balance at beginning of year	$5,171	$8,039	$9,767
(Reversal of) provision for loan losses	(2,257)	(1,014)	45
Loans charged off	(322)	(2,061)	(2,054)
Recoveries	1,683	207	281
Balance at end of year	$4,275	$5,171	$8,039

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

The following tables present activity in allowance for loan losses and the outstanding loan balance by portfolio segment and based on impairment method as of December 31, 2015. The balances for “recorded investment” in the following tables related to credit quality do not include approximately $792 and $744 in accrued interest receivable at December 31, 2015 and 2014, respectively.  Accrued interest receivable is a component of the Company’s recorded investment in loans.

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
December 31, 2015
Allowance for loan losses:
Beginning Balance	$892	$2,332	$994	$22	$399	$22	$—	$—	$510	$5,171
Charge-offs	—	(246)	—	—	(25)	(6)	—	(45)	—	(322)
Recoveries	128	161	620	—	259	5	—	510	—	1,683
(Reversal of) provision	(147)	(568)	(894)	(10)	(45)	(4)	—	(465)	(124)	(2,257)
Total ending allowance balance	$873	$1,679	$720	$12	$588	$17	$—	$—	$386	$4,275
December 31, 2014
Allowance for loan losses:
Beginning Balance	$1,249	$3,235	$1,273	$33	$704	$24	$—	$929	$592	$8,039
Charge-offs	(103)	(341)	(25)	—	(489)	(1)	—	(1,102)	—	(2,061)
Recoveries	44	31	30	—	51	9	—	42	—	207
(Reversal of) provision	(298)	(593)	(284)	(11)	133	(10)	—	131	(82)	(1,014)
Total ending allowance balance	$892	$2,332	$994	$22	$399	$22	$—	$—	$510	$5,171

December 31, 2013
Allowance for loan losses:
Beginning Balance	$1,938	$4,133	$1,514	$226	$994	$14	$—	$368	$580	$9,767
Charge-offs	—	(759)	(639)	—	(600)	(5)	—	(51)	—	(2,054)
Recoveries	21	73	38	—	111	8	—	30	—	281
(Reversal of) provision	(710)	(212)	360	(193)	199	7	—	582	12	45
Total ending allowance balance	$1,249	$3,235	$1,273	$33	$704	$24	$—	$929	$592	$8,039
Ending allowance balance attributable to loans at December 31, 2015:
Individually evaluated for impairment	$—	$84	$134	$—	$121	$1	$—	$—	$—	$340
Collectively evaluated for Impairment	873	1,595	586	12	467	16	—	—	386	3,935
Total ending allowance balance	$873	$1,679	$720	$12	$588	$17	$—	$—	$386	$4,275
Ending allowance balance attributable to loans at December 31, 2014:
Individually evaluated for impairment	$66	$126	$55	$—	$—	$—	$—	$—	$—	$247
Collectively evaluated for Impairment	826	2,206	939	22	399	22	—	—	510	4,924
Total ending allowance balance	$892	$2,332	$994	$22	$399	$22	$—	$—	$510	$5,171

Loans at December 31, 2015:
Individually evaluated for impairment	$50	$2,179	$5,488	$—	$233	$14	$—	$—		$7,964
Collectively evaluated for impairment	21,319	98,321	105,876	6,369	18,004	6,462	4	150		256,505
Total loans balance	$21,369	$100,500	$111,364	$6,369	$18,237	$6,476	$4	$150		$264,469
Loans at December 31, 2014:
Individually evaluated for impairment	$5,250	$1,499	$1,778	$—	$—	$7	$—	$1,351		$9,885
Collectively evaluated for impairment	20,652	101,192	97,555	5,825	15,514	5,634	31	148		246,551
Total loans balance	$25,902	$102,691	$99,333	$5,825	$15,514	$5,641	$31	$1,499		$256,436

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2015:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Residential construction	$—	$—	$—	$—	$—	$—
Other construction	45	45	—	1,476	4	4
1-4 family residential:
Revolving, open ended	56	56	—	54	3	3
First liens	383	383	—	76	42	35
Junior liens	—	—	—	32	4	5
Commercial real estate:
Farmland	82	82	—	16	3	3
Owner occupied	1,185	1,185	—	237	55	56
Non-owner occupied	31	31	—	510	3	3
Other real estate loans	—	—	—	—	—	—
Commercial, financial and agricultural:
Commercial and industrial	13	9	—	2	—	—
Consumer	3	3	—	4	—	—
Other loans	—	—	—	811	—	—
Total with no related allowance recorded	1,798	1,794	—	3,218	114	109
With an allowance recorded:
Real estate construction:
Residential construction	—	—	—	—	—	—
Other construction	5	5	—	834	—	—
1-4 family residential:
Revolving, open ended	33	33	29	35	2	2
First liens	1,707	1,707	55	1,822	91	96
Junior liens	—	—	—	35	—
Commercial real estate:
Farmland	—	—	—	—	—	—
Owner occupied	3,093	3,093	108	1,050	168	152
Non-owner occupied	1,097	1,097	26	772	62	60
Other real estate loans	—	—	—	—	—	—
Commercial, financial and agricultural:
Commercial and industrial	224	224	121	90	17	13
Consumer	11	11	1	3	1	1
Other loans	—	—	—	—	—	—
Total with an allocated allowance recorded	6,170	6,170	340	4,641	341	324
Total	$7,968	$7,964	$340	$7,859	$455	$433

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

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

December 31, 2015

(Dollar amounts in thousands, except per share data)

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

Troubled Debt Restructurings

The Company has allocated $311 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2015 compared to $214 at December 31, 2014.  The Company lost $43 and $143 of interest income in 2015 and 2014, respectively, that would have been recorded in interest income if the specific loans had not been restructured.  The Bank had no commitments to lend additional funds to loans classified as troubled debt restructurings at December 31, 2015 and December 31, 2014.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

During 2015, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

Modifications involving a reduction of the stated interest rate and extension of the maturity date of the loan were for periods ranging from six months to two years.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2015	31	$16,071
Additional loans with concessions	10	3,312
Reductions due to:
Reclassified as nonperforming	—	—
Paid in full	(11)	(8,869)
Charge-offs	(1)	(4)
Transfer to other real estate owned	(1)	(7)
Principal paydowns	—	(234)
Lapse of concession period	—	—
TDR reclassified as performing loan	(1)	(2,337)
Totals at December 31, 2015	27	$7,932

The following table presents loans by class modified as troubled debt restructurings that occurred during 2015 and 2014:

December 31, 2015	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate construction:
Other construction	1	$52	$52
1-4 family residential:
Revolving, open ended	1	4	4
First liens	2	1,677	1,677
Commercial real estate:
Farmland	1	82	82
Owner occupied	1	136	136
Non-owner occupied	1	1,113	1,113
Commercial, financial, and agricultural
Commercial and industrial	2	237	237
Consumer	1	11	11
Total	10	3,312	3,312

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

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

Total troubled debt restructurings had an outstanding balance of $7,932 and had $311 in specific allocations of the allowance for loan losses at December 31, 2015.  Total troubled debt restructurings increased the allowance for loan losses by $0 in 2015 and 2014.  Troubled debt restructurings still accruing interest totaled $6,729 and $2,140 at December 31, 2015 and 2014, respectively.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during 2015 and 2014.

December 31, 2015	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural
Commercial and industrial	1	$224	$224
Total	1	$224	$224

December 31, 2014	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate construction:
Other construction	1	$263	$263
Commercial, financial, and agricultural
Commercial and industrial	1	221	221
Total	2	$484	$484

A loan is considered to be in payment default once it is more than 90 days contractually past due under the modified terms.  Troubled debt restructurings that subsequently defaulted as described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during 2015 and 2014.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2015 and 2014:

	December 31, 2015		December 31, 2014
	Nonaccrual	Loans past due over 90 days still accruing	Nonaccrual	Loans past due over 90 days still accruing
Real estate construction:
Residential construction	$—	$—	$—	$—
Other construction	16	—	5,236	—
1-4 family residential:
Revolving, open ended	82	—	78	—
First liens	173	—	359	—
Junior liens	—	—	—	—
Commercial real estate:
Farmland	82	—	—	—
Owner occupied	—	—	324	—
Non-owner occupied	—	—	1,199	—
Other real estate loans	—	—	108	—
Commercial, financial and agricultural:
Agricultural	—	—	—	—
Commercial and industrial	12	—	—	—
Consumer	—	—	—	—
Other loans	10	—	1,351	—
Total	$375	$—	$8,655	$—

The following table presents the aging of the recorded investment in past due loans, including nonaccrual loans as of December 31, 2015 and 2014 by class of loans:

December 31, 2015	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real estate construction:
Residential construction	$—	$—	$—	$—	$11,191	$11,191
Other construction	5	23	—	28	10,150	10,178
1-4 family residential:
Revolving, open ended	117	75	23	215	15,063	15,278
First liens	712	—	122	834	82,607	83,441
Junior liens	—	—	—	—	1,781	1,781
Commercial real estate:
Farmland	—	—	—	—	7,855	7,855
Owner occupied	221	—	—	221	50,113	50,334
Non-owner occupied	—	350	—	350	52,825	53,175
Other real estate secured loans	—	—	—	—	6,369	6,369
Commercial, financial and agricultural:
Agricultural	—	—	10	10	1,043	1,053
Commercial and industrial	—	400	—	400	16,784	17,184
Consumer	4	—	—	4	6,472	6,476
Tax exempt	—	—	—	—	4	4
Other loans	—	—	—	—	150	150
Total	$1,059	$848	$155	$2,062	$262,407	$264,469

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

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

December 31, 2015

(Dollar amounts in thousands, except per share data)

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of December 31, 2015 and 2014, and based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

December 31, 2015	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction:
Residential construction	$11,147	$45	$—	$—	$—
Other construction	8,182	47	7	1,891	—
1-4 family residential:
Revolving, open ended	14,816	77	—	295	—
First liens	70,656	10,064	—	630	—
Junior liens	1,783	—	—	—	—
Commercial real estate:
Farmland	5,897	185	—	1,691	—
Owner occupied	43,953	2,104	—	—	—
Non-owner occupied	50,473	1,183	—	390	—
Other real estate loans	6,369	—	—	—	—
Commercial, financial and agricultural:
Agricultural	1,043	10	—	—	—
Commercial and industrial	15,452	1,099	—	400	—
Consumer	6,438	16	—	8	—
Tax exempt	4	—	—	—	—
Other loans	150	—	—	—	—
Total	$236,363	$14,830	$7	$5,305	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

December 31, 2014	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction:
Residential construction	$6,250	$3,132	$—	$—	$—
Other construction	6,673	3,756	—	840	—
1-4 family residential:
Revolving, open ended	16,664	32	—	359	—
First liens	66,655	11,256	—	4,408	—
Junior liens	1,819	—	—	—	—
Commercial real estate:
Farmland	4,963	905	—	1,626	—
Owner occupied	37,204	4,634	—	—	—
Non-owner occupied	39,867	5,535	—	2,821	—
Other real estate loans	5,825	—	—	—	—
Commercial, financial and agricultural:
Agricultural	786	12	—	56	—
Commercial and industrial	13,626	978	—	56	—
Consumer	5,614	3	—	17	—
Tax exempt	31	—	—	—	—
Other loans	148	—	—	—	—
Total	$206,125	$30,243	$—	$10,183	$—

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2015 and 2014 were as follows:

	2015	2014
Land	$5,025	$5,025
Buildings and improvements	8,688	8,699
Furniture and equipment	4,812	4,395
Construction in process	—	37
	18,525	18,156
Less: Accumulated depreciation	(6,852)	(6,324)
	$11,673	$11,832

Depreciation expense for the years ended 2015, 2014, and 2013 was $591, $551 and $621, respectively.

The Bank leases certain branch properties and equipment under operating leases.  Rent expense for 2015, 2014, and 2013 was $69, $(21), and $181, respectively. Rent commitments under noncancelable operating leases including renewal options expected to be exercised are as follows:

2016	62
2017	15
2018	2
2019	—
2020	—
Thereafter	—
$79

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

During 2014, the Bank purchased a parcel of land that had been previously leased for use as a branch location.  This purchase resulted in an increase in the carrying balance of land and a reduction in rent expense during 2014. The decrease in rent expense is due to the reversal of deferred rent in conjunction with the cancellation of the lease for the purchased parcel of land.

NOTE 5 – INTANGIBLE ASSETS

Acquired intangible asset resulting from the Company’s acquisition of First National in 2007 were as follows at December 31, 2015 and 2014:

	2015		2014
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$2,812	$(1,871)	$2,812	$(1,734)

Amortization expenses of $137 were recognized in each of 2015, 2014 and 2013.

Estimated amortization expense is $137 per year throughout the remaining estimated life of the intangible asset.

NOTE 6 – OTHER REAL ESTATE OWNED

The carrying amount of other real estate owned is comprised of foreclosed properties, loans made to facilitate the sale of other real estate owned, and a parcel of land purchased by the Bank for construction of a new branch facility that was held for disposal at December 31, 2015.  Foreclosed properties totaled $10,105 offset by a valuation allowance of $2,277 at December 31, 2015 and $15,519 offset by a valuation allowance of $1,785 at December 31, 2014.  There were no loans made to facilitate the sale of other real estate owned at December 31, 2015 and 2014.  Bank properties held for disposal were $0 at December 31, 2015 and 2014.

Expenses related to foreclosed assets include:

	2015	2014	2013
Net loss (gain) on sales	$185	$177	$(116)
Operating expenses, net of rental income	(214)	71	81
Other real estate owned valuation write-downs	900	622	834

Total expenses	$871	$870	$799

Activity in the valuation allowance was as follows:

	2015	2014	2013
Beginning of year	$1,785	$1,819	$1,577
Additions charged to expense	907	622	834
Direct write downs	(415)	(656)	(592)

End of year	$2,277	$1,785	$1,819

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

NOTE 7 - FAIR VALUE

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

December 31, 2015

(Dollar amounts in thousands, except per share data)

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2015 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
Mortgage-backed - residential	$116,094	$116,094	$—
State and municipal	2,730	2,629	101
Total available for sale securities	118,824	118,723	101
Loans held for sale, in secondary market	156	156	—

		Fair Value Measurements at December 31, 2014 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government sponsored entities	$15,352	$15,352	$—
Mortgage-backed - residential	74,014	74,014	—
State and municipal	2,074	1,971	103
Total available for sale securities	91,440	91,337	103
Loans held for sale, in secondary market	106	106	—

Loans held for sale, at fair value had a carrying amount of $153 at December 31, 2015 compared to $104 at December 31, 2014.  The carrying amount includes an adjustment to fair value resulting in additional income of $3 at December 31, 2015.

The following table summarizes the differences between the fair value and the principal balance for loans held for sale measured at fair value as of December 31, 2015:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale, in secondary market	$156	$153	$3

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for each of the periods ended December 31, 2015 and 2014:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	State and County Municipal securities
	2015	2014
Balance at beginning of period	$103	$105
Change in fair value	(2)	(2)
Balance at end of period	$101	$103

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

Assets and Liabilities Measured on a Non-recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	December 31, 2015
	Carrying Value	Fair Value Measurements Using Other Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
1-4 family residential	$6	$6
Commercial real estate	206	206
Commercial, financial and agricultural	112	112
Total impaired loans	324	324
Other real estate owned:
Construction and development	2,104	2,104
1-4 family residential	665	665
Non-farm, non-residential	3,551	3,551
Total other real estate owned	6,320	6,320

	December 31, 2014
	Carrying Value	Fair Value Measurements Using Other Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
Real estate construction	$727	$727
1-4 family residential	244	244
Commercial real estate	1,410	1,410
Other loans	926	926
Total impaired loans	3,307	3,307
Other real estate owned:
Construction and development	4,815	4,815
1-4 family residential	710	710
Non-farm, non-residential	3,557	3,557
Total other real estate owned	9,082	9,082

Impaired loans with specific allocations, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had, at December 31, 2015, a principal balance of $490 with a valuation allowance of $166 resulting in an immaterial impact on the allowance for loan losses for the year ended December 31, 2015. At December 31, 2014, impaired loans with specific allocations had a principal balance of $3,373, with a valuation allowance of $66 resulting in no additional provision for loan losses for the year ended December 31, 2014.

Other real estate owned, measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $6,320, which is made up of the outstanding balance of $8,188, net of a valuation allowance of $1,868 at December 31, 2015, resulting in a write-down of $447 charged to expense in the year ended December 31, 2015.  Net carrying amount was $9,082 at December 31, 2014, which was made up of the outstanding balance of $10,681, net of a valuation allowance of $1,599, resulting in a write-down of $415 charged to expense during 2014.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments at fair value on a non-recurring basis at December 31, 2015:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (1)
Impaired Loans:
1-4 Family residential	$6	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (0.0%) (0.0%)
Commercial real estate	206	Sales comparison approach	Adjustment for differences between the comparable sales	(8.0%) – (8.0%) (8.0%)
Commercial, financial and agricultural	112	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (0.0%) (0.0%)
Other real estate owned:
Construction and development	2,104	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (0.0%) (0.0%)
Non-farm, non-residential	665	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (0.0%) (0.0%)
1-4 Family residential	3,551	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (8.25%) (0.4%)

(1)

The range presented in the table reflects the discounts applied by the independent appraiser in arriving at their conclusion of market value.  Management applies an additional 15% discount to the appraiser’s conclusion of market value to arrive at fair value.

Carrying amount and estimated fair values of significant financial instruments at December 31, 2015 and 2014 were as follows:

	December 31, 2015
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$19,387	$19,387	$19,387	$—	$—
Time deposits in other financial institutions	24,305	24,281	—	24,281	—
Securities available for sale	118,824	118,824	—	118,723	101
Loans held for sale	156	156	—	156	—
Loans, net of allowance	260,194	252,881	—	—	252,881
Restricted equity securities	1,727	NA	NA	NA	NA
Accrued interest receivable	1,140	1,140	28	320	792
Financial liabilities
Deposits with stated maturities	203,902	204,866	—	204,866	—
Deposits without stated maturity	212,812	212,812	212,812	—	—
Accrued interest payable	434	434	1	407	26
Subordinated debentures	23,000	23,000	—	—	23,000

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

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

NOTE 8 - DEPOSITS

Deposits at December 31, 2015 and 2014 are summarized as follows:

	2015	2014
Noninterest-bearing demand accounts	$71,874	$60,780
Interest-bearing demand accounts	141,129	129,152
Savings accounts	31,255	27,709
Time deposits greater than $100	85,621	83,633
Other time deposits	86,835	96,806

	$416,714	$398,080

At December 31, 2015, scheduled maturities of time deposits are as follows:

2016	$117,215
2017	33,135
2018	10,770
2019	4,822
2020	6,514
Thereafter	—
$172,456

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

Included in other time deposits above are brokered time deposits of $1,392 with a weighted rate of 0.90% at December 31, 2015.  No brokered time deposits were held at December 31, 2014.  These deposits represent funds which the Bank obtained, directly, or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling an interest in those deposits to third parties. As of December 31, 2015, the Bank’s entire portfolio of brokered deposits is scheduled to mature in 2017.

In addition, the Bank has $5,855 in national market time deposits which are purchased by customers through a third-party internet site at December 31, 2015 compared to $7,240 at December 31, 2014.  All of these national market time deposits mature by 2018.

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

The Bank has established a line of credit with the FHLB, which is secured by a blanket pledge of the Bank’s 1-4 family residential mortgage loans, commercial real estate loans and open end home equity loans as collateral.  The extent of the line is dependent, in part, on available collateral.  The arrangement is structured so that the carrying value of the loans pledged amounts to 130% on residential 1-4 family loans, 125% on commercial real estate, and 151% of open end home equity loans of the principal balance of the advances from the FHLB.

To participate in this program, the Bank is required to be a member of the FHLB and own stock in the FHLB.  The Bank held $1,727 of such stock at December 31, 2015 and 2014, to satisfy this requirement.  Qualifying loans totaling $202,134 were pledged as security under a blanket pledge agreement with the FHLB at December 31, 2015.  At December 31, 2015, the Bank was eligible to borrow an additional $84,686 from the FHLB.

The Bank has a cash management line of credit with the FHLB totaling $10,000 that will mature September 2016.  At December 31, 2015 and 2014 $0 was drawn on the line.  The interest rate on the line varies daily based on the federal funds rate.   The rate for the line of credit was 0.45% at December 31, 2015.

NOTE 10 - SUBORDINATED DEBENTURES

In 2002, the Company issued $3,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a private offering of trust preferred securities.  The securities mature on December 31, 2032; however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB.  The interest rate on the subordinated debentures as of December 31, 2015 was 4.00%.  The subordinated debentures bear interest at a floating rate equal to the New York Prime rate plus 50 basis points.  The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods.  These debentures are presented in liabilities on the balance sheet but count as Tier 1 capital for regulatory capital purposes.  Debt issuance costs of $74 have been capitalized and are being amortized over the term of the securities.  Certain of the Company’s principal officers, directors, and their affiliates owned $700 of the $3,000 subordinated debentures at year-end 2015 and 2014.  The proceeds from this offering were utilized to increase the Bank’s capital.

In 2005, the Company issued $5,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a pool offering of trust preferred securities.  These securities mature on September 15, 2035, however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB.  The interest rate on the subordinated debentures as of December 31, 2015 was 2.012%.  The subordinated debentures bear interest at a floating rate equal to the 3-Month LIBOR plus 1.50%.  The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods.    These debentures are presented in liabilities on the balance sheet but count as Tier 1 capital for regulatory purposes.  There was no debt issuance cost in obtaining the subordinated debentures.  The proceeds from the pooled offering were used to increase the Bank’s capital.

In 2007, the Company issued $15,000 of redeemable subordinated debentures through a special purpose entity as part of a pooled offering of trust preferred securities.  These subordinated debentures mature in 2037; however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB.  The interest rate on the subordinated debentures was 7.96% until December 15, 2012, and thereafter the subordinated debentures bear interest at a floating rate equal to the 3-month LIBOR plus 3.0%.  At December 31, 2015, the interest rate was 3.512%.  The Company has the right from time to time, without causing an event

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet but $8,300 of the debentures count as Tier 1 capital and the remaining $6,700 is considered as Tier 2 capital for regulatory purposes.  There was no debt issuance cost in obtaining the subordinated debentures.  The proceeds were used to help fund the acquisition of First National.

The portion of the subordinated debentures qualifying as Tier 1 capital is limited to 50% of total Tier 1 capital.  Subordinated debentures in excess of the Tier 1 capital limitation generally qualify as Tier 2 capital.  Under the Dodd-Frank Act and the federal regulations issued implementing Basel III, these subordinated debentures will, subject to the limitations described in the preceding sentence, continue to qualify as Tier 1 capital.

Distributions on the subordinated debentures are payable quarterly, and the Company has committed to the FRB in a written agreement dated April 19, 2012 (the “Written Agreement”) that it will not pay interest on the subordinated debentures or dividends on its common or preferred stock without the prior consent of the FRB.  On January 27, 2011, the FRB denied the Company’s request to make the March 15, 2011 quarterly interest payment due on the subordinated debentures that mature in 2032, and the Company began deferring interest on all of its subordinated debentures since that date.  During the fourth quarter of 2015, the Company received permission to make interest payments on each of the subordinated debt issuances equal to all of the accrued and outstanding interest payments then owing during December 2015.  On December 15, 2015, the Company paid $4,809 and on December 31, 2015 the Company paid $635 of interest payments owed but not previously paid on the Company’s subordinated debentures.  As of December 31, 2015, the Company was current in the payment of all interest payments due on its subordinated debentures and the Company was no longer in a deferral period as defined by the indentures.

On February 29, 2016, the Company was notified by the FRB that the Written Agreement had been terminated as of February 29, 2016.  As of February 29, 2016, the Company and the Bank have no outstanding enforcement agreements with any of their regulators.

Under the terms of the indenture pursuant to which the debentures were issued, if the Company defers payment of interest on the debentures it may not, during such a deferral period, pay dividends on its common stock or preferred stock or interest on any of the other subordinated debentures issued by the Company.  Furthermore, the indentures pursuant to which the debentures issued in 2005 and 2007 were issued provide that the Company’s subsidiaries are similarly prohibited from paying dividends on the subsidiaries’ common and preferred stock not held by the Company or its subsidiaries.  On December 31, 2015, the deferral period on the Company’s subordinated debentures ended as a result of the Company paying current all interest payments then due.  This ended an existing restriction on Community First Properties, Inc.’s ability to pay dividend payments on its preferred stock.  As a result, on December 31, 2015, Community First Properties, Inc. paid dividends to the holders of its preferred stock totaling $86 which brought current all dividend amounts owed to those holders as of December 31, 2015.  In addition, Community First Properties, Inc. redeemed at face value all of its outstanding preferred stock on December 31, 2015.  It is the Company’s intent to dissolve Community First Properties, Inc. and absorb all of its operations into the Bank at some point in the future.  The dissolution of Community First Properties, Inc. and combination with the Bank will not have an impact on the Company’s consolidated financial statements.

NOTE 11 – OTHER BENEFIT PLANS

401(k) Plan: A 401(k) benefit plan allows employee contributions up to 15% of their compensation, of which the Company has matched 100% of the first 3% and 50% of the next 2% the employee contributes to their 401(k) annually for all  periods presented.  Expense for 2015, 2014 and 2013 was $147, $146 and $136, respectively.

Deferred Compensation and Supplemental Retirement Plans:  Deferred compensation and SERP expense allocates the benefits over years of service.  The Bank approved the SERP in 2006.  The SERP will provide certain current and former officers of the Company or the Bank with benefits upon retirement, death, or disability in certain prescribed circumstances.  SERP expense was $39 in 2015, $195 in 2014 and $(13) in 2013, resulting in a deferred compensation liability of $1,293, $1,293 and $1,134 at December 31, 2015, 2014 and 2013, respectively.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

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

The Series A Preferred Stock qualified as Tier 1 capital and provided for cumulative dividends at a rate of 5.00% per annum for the first five years, and 9.00% per annum thereafter. Beginning on May 15, 2014, the dividend rate on Series A Preferred Stock increased to 9% per annum.  The Series B Preferred Stock also qualified as Tier 1 capital and provided for cumulative dividends at a rate of 9.00% per annum.

As described in Notes 10 and 13, the Company may not pay dividends on its Preferred Stock without the approval of the FRB.  In addition, under the terms of the indentures pursuant to which the Company has issued its subordinated debentures, it may not, at any time when it is deferring the payment of interest on its subordinated debentures, as it did from March 15, 2011 to December 15, 2015 or December 31, 2015, as applicable, pay dividends on the Preferred Stock.

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

The Company received none of the proceeds from the sale of the Series A Preferred Stock or the Series B Preferred Stock by the U.S. Treasury. The sale of the securities had no effect on the terms of the outstanding securities, including the Company’s obligation to satisfy accrued and unpaid dividends or the holders’ right to elect two members to the board of directors of the Company. Further, the sale of the securities had no effect on the Company’s capital, regulatory capital, financial condition or results of operations. Upon the closing of the sale of the securities, the Company was no longer subject to various executive compensation and corporate governance requirements to which participants in the CPP were subject while the U.S. Treasury held the securities.

During the fourth quarter of 2015, the Company received permission for the Bank to pay dividends to the Company and for the Company to utilize those dividends combined with available cash on hand to make interest payments in December 2015 on each of the subordinated debt issuances equal to all of the accrued and outstanding interest as of the payment date.  On December 15, 2015, the Company paid $4,809 and on December 31, 2015 the Company paid $635 of interest payments owed but not previously paid on the Company’s subordinated debt.  As of December 31, 2015, the Company was current in the payment of all interest payments due on its subordinated debentures and the Company was no longer in a deferral period as defined by the indentures.  By virtue of no longer being in a deferral period under the indentures, as of December 31, 2015, the Company was at that date no longer subject to the restrictions outlined above that are a result of deferring interest on the Company’s subordinated debt.

Also during the fourth quarter of 2015, the Company received permission for the Bank to pay additional dividends to the Company for the purpose of redeeming a portion of the outstanding shares of Series A Preferred Stock and all of the outstanding shares of Series B Preferred Stock.   On December 23, 2015, the Company entered into redemption agreements (the “Series B Redemption Agreements”) with the holders of the Series B Preferred Stock pursuant to which the Company redeemed all of the outstanding shares of Series B Preferred Stock (the “Series B Redemption”) for a per share redemption price (the “Series B Redemption Price”) equal to the sum of $1,000 and the amount of any accrued but unpaid dividends through the date the shares were redeemed. The outstanding shares of Series B Preferred Stock were redeemed on December 31, 2015. The total Series B Redemption Price per share was $1,543.34. As of December 31, 2015, there are no outstanding shares of Series B Preferred Stock.

On December 23, 2015, the Company entered into redemption agreements (the “Series A Redemption Agreements” and together with the Series B Redemption Agreements, the “Redemption Agreements”) with the holders of 5,901 of the 17,806 outstanding shares of Series A Preferred Stock pursuant to which the Company agreed to redeem these 5,901 outstanding shares of Series A Preferred Stock (the “Series A Redemption” and together with the Series B Redemption the “Redemptions”) for a per share redemption price (the “Series A Redemption Price”) equal to $600. The Company redeemed the 5,901 shares of Series A Preferred Stock on December 31, 2015. Following the Series A Redemption, 11,905 shares of Series A Preferred Stock, the holders of which consented to the Redemptions, remain outstanding.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

Under the terms of the Written Agreement, the Company was prohibited from declaring dividends without the prior consent of the FRB. As a result of the Company’s deteriorating financial condition, at the request of the FRB, the Company informally agreed, through a board resolution adopted by the Board of Directors on January 18, 2011, that the Company would not incur additional debt, pay common or preferred dividends, pay interest or redeem treasury stock without the prior approval of the FRB.  The Company requested permission to make dividend payments on its Preferred Stock and interest payments on its subordinated debentures that were scheduled for the first quarter of 2011. The FRB granted permission to pay the preferred dividends that were due on February 15, 2011, but denied permission to make interest payments on the Company’s subordinated debt. As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three subordinated debentures during the first quarter of 2011. The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters. During the period in which it is deferring the payment of interest on its subordinated debentures, the Company may not pay any dividends on its common stock or Preferred Stock and the Company’s subsidiaries may not pay dividends on the subsidiaries’ common or preferred stock owned by entities other than the Company and its subsidiaries. Accordingly, the Company was required to suspend dividend payments on the Preferred Stock beginning with the dividend payment due on May 15, 2011 and since such date the Company has been unable to secure the approval of the FRB to make dividend payments on the Preferred Stock.

As a result of the Series A Redemption, $2,360 of the Company’s capital was reclassified from the Preferred Stock element of capital to Common Stock as a result of the shares having a face value of $1,000 per share and the Company redeeming those shares for $600 per share.  In addition, the 5,901 shares that were redeemed had accumulated and outstanding dividends totaling $2,114 that were no longer payable upon redemption of the shares.   The Company reduced the amount of Preferred Stock dividends that had been accrued in 2015 by that amount, which increased the Company’s retained earnings.

On February 29, 2016, the Company was notified by the FRB that the Written Agreement had been terminated as of February 29, 2016.

At December 31, 2015, the Company had accumulated $4,265 in deferred dividends on the Series A Preferred Stock.

NOTE 13 – REGULATORY MATTERS

Bank holding companies with total consolidated assets in excess of $1 billion and banks are subject to regulatory capital requirements administered by state and federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off‑balance‑sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet minimum capital requirements can initiate regulatory actions that could have a direct material effect on the financial statements.

Prompt corrective action regulations classify banks into one of five capital categories depending on how well they meet their minimum capital requirements.  Although these terms are not used to represent the overall financial condition of a bank, the classifications are:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  If adequately capitalized or worse, or subject to a written agreement, consent order, or cease and desist order requiring higher minimum capital levels, regulatory approval was required for the Bank to accept, renew or rollover brokered deposits.  If a bank is classified as undercapitalized or worse, its capital distributions are restricted, as is asset growth and expansion, and capital restoration plans are required.  At December 31, 2015, the Bank’s and the Company’s capital ratios were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action.  Because the Company’s total assets were less than $1,000,000 at December 31, 2015, the Company is not required to maintain certain consolidated capital levels.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

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

As of December 31, 2015, all of the plans required to be submitted to the FRB have been submitted and approved.  Management believes that the Company is in compliance with the requirements of the Written Agreement as of December 31, 2015.  On February 29, 2016, the Company was notified by the FRB that the Written Agreement had been terminated as of February 29, 2016.

The Company’s principal source of funds for dividend and/or interest payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid by the Bank in any calendar year without approval from the Commissioner of the Tennessee Department of Financial Institutions is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements described above.  The Company is also restricted in the types and amounts of dividends it can pay pursuant to the terms of the Series A Preferred Stock.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

Bank holding companies and banks are subject to various regulatory capital requirements administered by State and Federal banking agencies.  The Company’s and the Bank’s capital amounts and ratios at December 31, 2015 and 2014, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions(1)
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$44,057	14.35%	$24,559	8.00%	$30,699	10.00%
Consolidated	36,896	11.91%	24,779	8.00%	30,974	10.00%
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$40,159	13.08%	$12,280	4.00%	$18,419	6.00%
Consolidated	21,963	7.09%	12,389	4.00%	18,584	6.00%
Tier 1 Capital to average assets
Community First Bank & Trust	$40,159	8.79%	$18,274	4.00%	$22,843	5.00%
Consolidated	21,963	4.82%	18,242	4.00%	N/A	N/A

December 31, 2014
Total Capital to risk weighted assets
Community First Bank & Trust	$44,173	16.32%	$21,654	8.00%	$27,068	10.00%
Consolidated	26,624	9.83%	21,668	8.00%	27,086	10.00%

Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$40,768	15.06%	$10,827	4.00%	$16,241	6.00%
Consolidated	15,477	5.71%	10,834	4.00%	16,251	6.00%

Tier 1 Capital to average assets
Community First Bank & Trust	$40,768	9.32%	$17,490	4.00%	$21,862	5.00%
Consolidated	15,477	3.52%	17,586	4.00%	N/A	N/A

(1)	Because the Company’s total assets were less than $1,000,000 at December 31, 2015, the Company was not, at that date, subject to capital level requirements at that level.

The Bank’s capital ratios at December 31, 2015 were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action.

Because the Company’s total assets were less than $1,000,000 at December 31, 2015, the Company is not required to meet certain consolidated capital level requirements.  Had the Company’s assets exceeded $1,000,000 at that date, the Company’s capital levels at December 31, 2015 would have been considered “well capitalized”.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

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

	Guideline in Effect
	At December 31, 2014		Basel III Requirements
	Adequately	Well	Adequately	Well
	Capitalized	Capitalized	Capitalized	Capitalized
Common Equity Tier 1 Ratio (Common Equity to Risk Weighted Assets)	Not Applicable	Not Applicable	4.5%	6.5%

Tier 1 Capital to Risk Weighted Assets	4%	6%	6%	8%
Total Capital to Risk Weighted Assets	8%	10%	8%	10%

Tier 1 Leverage Ratio	4%	5%	4%	5%

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

In order to avoid limitations on capital distributions such as dividends and certain discretionary bonus payments to executive officers, a banking organization must maintain capital ratios above the minimum ratios including the buffer.  The requirements of Basel III also place additional restrictions on the inclusion of deferred tax assets and capitalized mortgage servicing rights as a percentage of Tier 1 Capital.  In addition, the risk weights assigned to certain assets such as past due loans and certain real estate loans have been increased. The requirements of Basel III allowed banks and bank holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in accumulated other comprehensive income in their capital calculation.  The Company and the Bank each opted out of this requirement.

NOTE 14 – STOCK BASED COMPENSATION

Prior to the Company’s bank holding company reorganization, the Bank had in place the Community First Bank & Trust Stock Option Plan for organizers of the Bank and certain members of management and employees.  In connection with the bank holding company reorganization, this plan was amended and replaced in its entirety by the Community First, Inc. Stock Option Plan in October 2002.  There were 342,000 shares authorized by the Stock Option Plan in 2002. Additionally, the Community First, Inc. 2005 Stock Incentive Plan was approved at the stockholders meeting on April 26, 2005 authorizing shares of 450,000.  The plans allow for the grant of options and other equity securities to key employees and directors.  The exercise price for stock options is the market price at the date of grant.  The organizer options vested ratably over three years and other non-qualified options vest ratably over four years.  The employee options vest ratably from two to four years and the management options vest ratably over six years.  All options expire within ten years from the date of grant.  The Company has 411,309 authorized shares available for grant as of December 31, 2015.  The Company recognized no compensation expense resulting from stock options and no compensation expense resulting from restricted stock awards in 2015, 2014, and 2013.  There was no income tax benefit from non-qualified stock options in 2015, 2014, or 2013.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

The fair value of each option is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below.  Expected volatilities are based on historical volatilities of the Company’s common stock.  The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable.  The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The Company granted no new options in 2015, 2014, or 2013.

A summary of option activity under the Company’s stock incentive plans for 2015 is presented in the following table:

	Shares	Weighted Average Exercise Price/Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding January 1, 2015	48,100	$26.44
Granted	—	—
Options exercised	—	—
Forfeited or expired	7,700	25.26
Options outstanding December 31, 2015	40,400	$26.66	1.77	$	n/a

Vested or expected to vest	40,400	$26.66	1.77	$	n/a

Exercisable at December 31, 2015	40,400	$26.66	1.77	$	n/a

As of December 31, 2015 there was no unrecognized compensation cost related to nonvested stock options granted under the Company’s stock incentive plans.

The Company has also issued shares of restricted stock under the stock incentive plans.  Restricted stock is issued to certain officers on a discretionary basis.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.  The fair value of the stock was determined using the market price on the day of issuance.

Restricted stock typically vests over a 2-3 year period.  Vesting occurs ratably on the anniversary day of the issuance. At December 31, 2015, there was no unrecognized compensation cost or any unvested shares of restricted stock.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

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

	2015	2014	2013
Basic
Net income	$17,407	$2,407	$1,728
Less: Earnings allocated to preferred stock	(385)	(1,571)	(970)
Less: Accretion of preferred stock discount	—	(33)	(199)
Net earnings allocated to common stock	17,022	803	559

Weighted common shares outstanding including participating securities	3,275,361	3,274,867	3,274,608
Less: Participating securities	—	—	—
Weighted average shares	3,275,361	3,274,867	3,274,608

Basic earnings per share	$5.20	$0.25	$0.17

	2015	2014	2013
Net earnings allocated to common stock	$17,022	$803	$559

Weighted average shares	3,275,361	3,274,867	3,274,608
Add: Diluted effects of assumed exercises of stock options	—	—	—
Average shares and dilutive potential common shares	3,275,361	3,274,867	3,274,608

Dilutive earnings per share	$5.20	$0.25	$0.17

At years ended 2015, 2014, and 2013 there were 40,400, 48,100, and 59,600 antidilutive stock options, respectively.  As of December 31, 2015, 2014 and 2013, there were no vested options with an exercise price lower than the market value of the Company’s common stock.  As a result, all outstanding options were antidilutive for the fiscal years ended December 31, 2015, 2014 and 2013.

NOTE 16 – INCOME TAXES

The components of income tax expense (benefit) are summarized as follows:

	2015	2014	2013
Current
Federal	$60	$—	$—
State	—	—	—
Total current taxes	60	—	—

Deferred
Federal	1,361	632	413
State	317	136	125
Total deferred taxes	1,678	768	538

Change in valuation allowance	(14,433)	(768)	(538)

Income tax expense (benefit)	$(12,695)	$—	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

A reconciliation of actual income tax expense (benefit) in the financial statements to the expected tax benefit (computed by applying the statutory Federal income tax rate of 34% to income (loss) before income taxes) is as follows:

	2015	2014	2013
Federal statutory rate times financial statement income (loss) before income taxes	$1,602	$820	$590
Effect of:
Bank owned life insurance	(91)	(89)	(93)
Tax-exempt income	(16)	(26)	(48)
State income taxes, net of federal income effect	209	90	83
Expenses not deductible for U.S. income taxes	6	6	5
Compensation expense related to incentive stock options	—	—	—
General business tax credit	$—	$(30)	$—
Change in valuation allowance	(14,433)	(768)	(538)
Other expense (benefit), net	28	(3)	1

Income tax (benefit) expense	$(12,695)	$—	$—

The major components of the temporary differences that give rise to deferred tax assets and liabilities at December 31, 2015 and 2014 were as follows:

	2015	2014
Deferred tax assets:
Allowance for loan losses	$1,637	$1,980
Net operating loss carryforward	10,313	11,708
Deferred compensation	495	534
Tax credit carryforwards	823	758
Unrealized gain on securities	160	—
Other	801	894
	14,229	15,874
Deferred tax liabilities:
Prepaids	$(85)	$(84)
Depreciation	(700)	(777)
Restricted equity securities dividends	(79)	(79)
Core deposit intangible	(360)	(412)
Unrealized gain on securities	—	(89)
	(1,224)	(1,441)

Valuation allowance	(0)	(14,433)

Balance at end of year	$13,005	$—

Due to economic conditions and losses recognized between 2008 and 2015, the Company established a valuation allowance against materially all of its deferred tax assets.  Due to improvements in the Company’s performance and overall condition, management determined during the fourth quarter of 2015 that it is more likely than not that the Company’s deferred tax asset can be realized through current and future taxable income. The Company has approximately $51,619 in net operating losses for state tax purposes that begin to expire in 2020 and $23,820 for federal tax purposes that begin to expire in 2031 to be utilized by future earnings.

During 2015 and per ASC 740-20-45-7, the Company’s income tax expense related to changes in the unrealized gains and losses on investment securities available-for-sale totaled $243.  The expense was recorded through accumulated other comprehensive income and increased our deferred tax assets.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

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

NOTE 17 – LOAN COMMITMENTS AND OTHER RELATED ACTIVITIES

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

The contractual amount of financial instruments with off-balance sheet risk was as follows at year-end 2015 and 2014:

	2015		2014
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$12,357	$18,205	$3,521	$19,090
Letters of credit	424	1,434	—	1,623
Commitments to make loans	2,894	—	10,078	—

These commitments are generally made for periods of one year or less.  The fixed rate unused lines of credit have interest rates ranging from 2.50% to 8.50% and maturities ranging from 1 month to 30.8 years.

NOTE 18 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2015 were as follows:

Beginning balance	$4,923
New loans	489
Repayments	(2,159)
Ending balance	$3,253

Deposits from principal officers, directors, and their affiliates at year-end 2015 and 2014 were $8,085 and $5,893, respectively. Principal officers, directors, and their affiliates owned $700 of the $3,000 subordinated debentures due December 31, 2032 at year-end 2015 and 2014.  At December 31, 2015, the approved available unused lines of credit on related party loans were $1,155.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

NOTE 19 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of the Company follows:

CONDENSED BALANCE SHEET

December  31

	2015	2014
Assets
Cash and cash equivalents	$849	$2,629
Investment in banking subsidiary	46,755	40,315
Other assets	3,180	756

Total assets	$50,784	$43,700

Liabilities and shareholders’ equity
Subordinated debentures	$23,000	$23,000
Accrued interest payable	26	4,520
Preferred stock dividends accrued but unpaid	4,265	4,363
Other liabilities	528	931
Total liabilities	27,819	32,814
Shareholders’ equity	22,965	10,886

Total liabilities and shareholders’ equity	$50,784	$43,700

CONDENSED STATEMENTS OF OPERATIONS

Years Ended December 31

	2015	2014	2013
Interest income	$6	$6	$6
Dividends from subsidiary	9,514	—	—
Total income	9,520	6	6

Interest expense	786	798	789
Other expenses	393	334	376
Total expenses	1,179	1,132	1,165

Income (loss) before income tax and undistributed subsidiary income	8,341	(1,126)	(1,159)
Income tax benefit	2,095	586	444
Equity in undistributed income of subsidiary	6,971	2,947	2,443

Net income	$17,407	$2,407	$1,728

Preferred stock dividends	(385)	(1,571)	(970)
Accretion of preferred stock discount	—	(33)	(199)
Net income allocated to common shareholders	$17,022	$803	$559

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended  December 31

	2015	2014	2013
Cash flows from operating activities
Net income	$17,407	$2,407	$1,728
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed income of subsidiary	(16,485)	(2,947)	(2,443)
Dividends from subsidiary	9,514	—	—
Interest paid on subordinated debentures	(5,444)	—	—
Reinstatement of deferred tax assets	(2,095)	—	—
Change in other, net	348	861	381
Net cash from operating activities	3,245	321	(334)

Cash flows from investing activities
Net change in time deposits in other financial institutions	—	—	—
Net cash from investing activities	—	—	—

Cash flows from financing activities
Proceeds from issuance of common stock	21	1	2
Redemption of Series A Preferred Stock	(3,541)	—	—
Redemption of Series B Preferred Stock	(890)	—	—
Cash paid for Preferred Stock dividends	(484)	—	—
REIT preferred dividend	(6)	—	—
REIT preferred dissolution	(125)	—	—
Net cash (used in) from financing activities	(5,025)	1	2

Net change in cash and cash equivalents	(1,780)	322	(332)

Beginning cash and cash equivalents	2,629	2,307	2,639

Ending cash and cash equivalents	$849	$2,629	$2,307

Supplemental disclosures:
Cash paid during year for interest	5,444	—	—
Dividends declared not paid	385	1,571	970
Forgiveness of Series A Preferred Stock dividend	2,113	—	—
Forgiveness of Series A Preferred Stock face value	2,360	—	—
Preferred dividends accrued but not paid	385	1,571	970
Subordinated debenture interest accrued but not paid	26	798	789

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2015

(Dollar amounts in thousands, except per share data)

NOTE 20 – QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings (loss) Per Share
	Interest Income	Net Interest Income	Net Income	Basic	Diluted
2015
First quarter	$3,985	$3,292	$938	$0.16	$0.16
Second quarter	4,042	3,339	1,503	0.33	0.33
Third quarter	4,901	4,035	1,778	0.21	0.21
Fourth quarter	4,248	3,713	13,188	4.50	4.50

2014
First quarter	$3,990	$3,208	$794	$0.14	$0.14
Second quarter	4,013	3,260	798	0.12	0.12
Third quarter	3,997	3,272	232	(0.06)	(0.06)
Fourth quarter	3,936	3,225	583	0.05	0.05

NOTE 21 – SUBSEQUENT EVENTS

On February 25, 2016 holders of the Company’s Series A Preferred Stock and Common Stock approved a collection of amendments to the Company’s charter (the “Charter Amendments”) to modify the terms of the Series A Preferred Stock to, among other things, (i) cancel the amount of undeclared dividends in respect of the Series A Preferred Stock; (ii) reduce the liquidation preference on the Series A Preferred Stock to $650 per share plus the amount of any declared and unpaid dividends, without accumulation of any undeclared dividends; (iii) reduce the dividend rate payable on the Series A Preferred Stock from 9% per annum to 5% per annum; (iv) change the designation of the Series A Preferred Stock from “Cumulative” to “Non-Cumulative” and change the rights of the holders of the Series A Preferred Stock such that dividends or distributions on the Series A Preferred Stock will not accumulate unless declared by the Company’s board of directors and subsequently not paid; and (v) eliminate the restrictions on the Company’s ability to pay dividends or make distributions on, or repurchase, shares of its common stock or other junior stock or stock ranking in parity with the Series A Preferred Stock prior to paying accumulated but undeclared dividends or distributions on the Series A Preferred Stock.  The Charter Amendments were effective on February 26, 2016.  As a result of the Charter Amendments, the Company reversed $4,386 of accrued dividends on the Series A Preferred Stock that increased the Company’s retained earnings by the same amount and $4,167 of face value that increased the Company’s additional paid-in capital by the same amount.

On February 29, 2016, the Company was notified by the FRB that the Written Agreement had been terminated as of February 29, 2016.  As of February 29, 2016, the Company and the Bank have no outstanding enforcement agreements with any of their regulators.