Form 10-Q
period 2016-03-31
COMMUNITY FIRST INC
filed 2016-05-06
CIK 1179500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  Common stock outstanding (no par value): 3,297,595 shares of common stock, no par value per share, as of May 6, 2016.

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Community First, Inc.

Consolidated Balance Sheets

March 31, 2016 (Unaudited) and December 31, 2015

(amounts in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
Assets
Cash and due from financial institutions	$15,468	$19,387
Time deposits in other financial institutions	24,177	24,305
Securities available for sale, at fair value	100,626	118,824
Loans held for sale, at fair value	—	156
Loans	285,820	264,469
Allowance for loan losses	(3,706)	(4,275)
Net loans	282,114	260,194
Restricted equity securities, at cost	1,727	1,727
Premises and equipment, net	11,539	11,673
Accrued interest receivable	1,113	1,140
Core deposit and customer relationship intangibles, net	905	941
Other real estate owned, net	5,684	7,828
Bank owned life insurance	10,196	10,132
Other assets	13,223	13,633
Total Assets	$466,772	$469,940
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$76,056	$71,874
Interest-bearing	336,144	344,840
Total Deposits	412,200	416,714
Subordinated debentures	23,000	23,000
Accrued interest payable	282	434
Other liabilities	2,726	6,827
Total Liabilities	438,208	446,975

Community First, Inc.

Consolidated Balance Sheets

March 31, 2016 (Unaudited) and December 31, 2015

(Continued)

(amounts in thousands, except share and per share data)

	March 31, 2016	December 31, 2015
Shareholders’ Equity
Senior Preferred shares, no par value; 5% noncumulative. Authorized 2,500,000 shares; 11,905 issued and outstanding with liquidation value of $7,738 at March 31, 2016 and $16,170 at December 31, 2015.	7,738	11,905
Common stock, no par value; Authorized 10,000,000 shares; 3,296,667 shares issued and outstanding at March 31, 2016 and 3,275,900 shares issued and outstanding at December 31, 2015.	35,220	30,972
Accumulated deficit	(13,051)	(18,066)
Accumulated other comprehensive loss, net	(1,343)	(1,846)
Total Shareholders' Equity	28,564	22,965
Total Liabilities and Shareholders’ Equity	$466,772	$469,940

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2016 and 2015

(Unaudited)

(amounts in thousands, except share and per share data)	Three Months Ended March 31,
	2016	2015
Interest income
Loans, including fees	$3,499	$3,416
Taxable securities	624	462
Tax-exempt securities	9	14
Federal funds sold and other	100	93
Total interest income	4,232	3,985
Interest expense
Deposits	499	496
Subordinated debentures and other	186	197
Total interest expense	685	693
Net interest income	3,547	3,292
Provision for loan losses	(578)	(457)
Net interest income after provision for loan losses	4,125	3,749
Noninterest income
Service charges on deposit accounts	453	410
Gain on sale of loans	35	23
Gain on sale of securities available for sale	37	1
Other	139	130
Total noninterest income	664	564
Noninterest expense
Salaries and employee benefits	1,906	1,733
Regulatory and compliance	96	172
Occupancy	255	241
Furniture and equipment	90	74
Data processing fees	313	296
Advertising and public relations	48	50
Operational expense	119	113
Other real estate owned expense	2	43
Other	729	653
Total noninterest expenses	3,558	3,375
Income before income tax expense	1,231	938

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income

Three Months Ended March 31, 2016 and 2015

(Unaudited, Continued)

(amounts in thousands, except share and per share data)	Three Months Ended March 31,
	2016	2015
Income tax expense	481	—
Net income	750	938
Preferred stock dividends reversed/(accrued), net	4,265	(415)
Net income available to common shareholders	$5,015	$523
Income per share available to common shareholders
Basic	$1.52	$0.16
Diluted	$1.52	0.16
Weighted average common shares outstanding
Basic	3,292,553	3,275,025
Diluted	3,292,553	3,275,025
Comprehensive Income
Net income	$750	$938
Reclassification adjustment for realized gains included in net income, net of income taxes of $14 and $0 for the three months ended March 31, 2016 and March 31, 2015, respectively	(23)	(1)
Unrealized (losses) gains on securities, net of income taxes of $200 and $0 for the three months ended March 31, 2016 and March 31, 2015, respectively	526	392
Comprehensive income	$1,253	$1,329

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

Three Months Ended March 31, 2016

(Unaudited)

(amounts in thousands, except share and per share data)

	Common Shares	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Equity
Balance at January 1, 2016	3,275,900	$11,905	$30,972	$(18,066)	$(1,846)	$22,965
Sale of shares of common stock	510	—	2	—	—	2
Shares of common stock issued in connection with employee stock grant	20,257	—	79	—	—	79
Forgiveness of dividends accrued on preferred stock, net	—	—	—	4,265	—	4,265
Reduction of preferred stock face value	—	(4,167)	4,167	—	—	—
Net income	—	—	—	750	—	750
Reclassification adjustment for realized gains included in net income, net of $14 income taxes	—	—	—	—	(23)	(23)
Change in unrealized loss on securities available for sale, net of $504 income tax	—	—	—	—	526	526
Balance at March 31, 2016	3,296,667	$7,738	$35,220	$(13,051)	$(1,343)	$28,564

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2016 and 2015

(Unaudited)

(amounts in thousands, except share and per share data )	Three Months Ended March 31,
	2016	2015
Cash flows from operating activities
Net income	$750	$938
Adjustments to reconcile net income to net cash from operating activities
Depreciation	157	141
Amortization on securities, net	219	201
Core deposit intangible amortization	36	35
Reversal of provision for loan losses	(578)	(457)
Loans originated for sale	(881)	(580)
Proceeds from sale of loans	1,069	539
Gain on sale of loans	(35)	(23)
Decrease in accrued interest receivable	27	42
(Decrease)/increase in accrued interest payable	(152)	203
Increase in surrender value of bank owned life insurance	(64)	(66)
Gain on sale of securities	(37)	(1)
Net write down of other real estate owned	27	79
Other, net	267	(107)
Net cash provided from operating activities	805	944
Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	—	(15,410)
Other	—	—
Sales:
Mortgage-backed securities	14,714	1,930
Other	—	1,480
Maturities, prepayments, and calls:
Mortgage-backed securities	3,710	3,279
Other	405	—
Net increase in loans	(21,342)	(4,803)
Proceeds from sales of other real estate owned	2,117	1,037
Decrease in time deposits in other financial institutions	128	250
Purchase of premises and equipment	(23)	(153)
Net cash used in investing activities	(291)	(12,390)

Community First, Inc.

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2016 and 2015

(Unaudited, Continued)

(amounts in thousands, except share and per share data )	Three Months Ended March 31,
	2016	2015
Cash flows from financing activities
Net (decrease)/increase in deposits	(4,514)	8,819
Proceeds from issuance of common stock	81	2
Net cash (used in)/provided from financing activities	(4,433)	8,821
Net decrease in cash and cash equivalents	(3,919)	(2,625)
Cash and cash equivalents at beginning of period	19,387	38,256
Cash and cash equivalents at end of period	$15,468	$35,631

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$837	$490
Income taxes paid	—	—
Supplemental noncash disclosures
Transfers from loans to other real estate owned	—	36
Preferred stock dividends accrued but not paid	—	415
Subordinated debenture interest accrued but not paid	—	197
Forgiveness of Series A Preferred Stock accrued dividends, net	4,265	—
Reduction of Series A Preferred Stock liquidation value	4,167	—

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

(amounts in thousands, except share and per share data)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements include Community First, Inc. and its wholly-owned subsidiary, Community First Bank & Trust.  Community First, Inc., together with the Bank, is referred to herein as the “Company.” The sole subsidiary of Community First Bank & Trust is Community First Properties, Inc. (“Properties”), which was originally established as a Real Estate Investment Trust (“REIT”) but which terminated its REIT election in the first quarter of 2012.   Community First Bank & Trust together with its subsidiary is referred to herein as the “Bank.”   Intercompany transactions and balances are eliminated in consolidation.

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

The unaudited consolidated financial statements as of March 31, 2016 and for the three-month periods ended March 31, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the information.  They do not include all the information and footnotes required by GAAP for complete financial statements.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the 2015 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 9, 2016 (File No. 000-49966) (the “2015 Form 10-K”).

Critical Accounting Policies:

The consolidated financial statements in this report are prepared in conformity with GAAP and with general practices in the banking industry. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of our significant accounting policies is described in our 2015 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

March 31, 2016

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

All loans over $250 that are unlikely to be collected under existing terms are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

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

The general component of the allowance covers loans collectively evaluated for impairment and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent four years.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include, but are not limited to, consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following loan portfolio segments have been identified with a discussion of the risk characteristics of these portfolio segments:

Real Estate Construction loans consist of loans made for both residential and commercial construction and land development.  Residential real estate construction loans are loans secured by real estate to build 1-4 family dwellings.  These are loans made to borrowers obtaining loans in their personal name for the personal construction of their own dwellings or loans to builders for the purpose of constructing homes for resale.  These loans to builders can be for speculative homes for which there is no specific homeowner for which the home is being built, as well as loans to builders that have a pre-sale contract to another party.

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

1-4 Family Residential loans consist of both open end and closed end loans secured by first or junior liens on 1-4 family improved residential dwellings.  Open end loans are home equity lines of credit that allow the borrower to use equity in the real estate to borrow and repay as the need arises.  First and junior lien residential real estate loans are closed end loans with a specific maturity that generally does not exceed seven years.  Economic conditions can affect the borrower’s ability to repay the loans, and the value of the real estate securing the loans can change over the life of the loan.

Commercial Real Estate loans consist of loans secured by farmland or by improved commercial property.  Farmland includes all land known to be used or usable for agricultural purposes, such as crop and livestock production, grazing, or pasture land.  Improved commercial property can be owner occupied or non-owner occupied property secured by commercial structures such as churches, retail strip centers, hotels, industrial warehouses or office buildings.  The repayment of these loans tends to depend upon the operation and management of a business or lease income from a business, and therefore adverse economic conditions can affect the borrower’s ability to repay.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2016

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

NOTE 2 - SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at March 31, 2016 and December 31, 2015 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), net of applicable income taxes:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2016
Mortgage-backed (residential)	$97,929	$473	$(116)	$98,286
State and municipal	2,301	39	—	2,340
Total	$100,230	$512	$(116)	$100,626
December 31, 2015
Mortgage-backed (residential)	$116,537	$176	$(619)	$116,094
State and municipal	2,705	26	(1)	2,730
Total	$119,242	$202	$(620)	$118,824

The proceeds from sales of securities and the associated gains and losses are listed below:

	Three Months Ended March 31,
	2016	2015
Proceeds	$14,714	$3,410
Gross gains	47	21
Gross losses	(10)	(20)

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2016

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

	March 31, 2016
	Amortized Cost	Fair Value
Due in one year or less	$588	$591
Due after one through five years	502	508
Due after five through ten years	1,080	1,105
Due after ten years	131	136
Mortgage backed (residential)	97,929	98,286
Total	$100,230	$100,626

At March 31, 2016 and December 31, 2015, respectively, securities totaling $42,901 and $46,757 were pledged to secure public deposits.

The Company did not hold securities of any one issuer, other than U.S. Government sponsored entities, with a face amount greater than 10% of shareholders’ equity as of March 31, 2016 or December 31, 2015.

The following table summarizes securities with unrealized losses at March 31, 2016 and December 31, 2015 aggregated by major security type and length of time in a continuous unrealized loss position:

March 31, 2016	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Mortgage-backed (residential)	$32,673	$(116)	$—	$—	$32,673	$(116)
Total temporarily impaired	$32,673	$(116)	$—	$—	$32,673	$(116)

December 31, 2015	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Mortgage-backed (residential)	$91,293	$(614)	$311	$(5)	$91,604	$(619)
State and municipals	403	(1)	—	—	403	(1)
Total temporarily impaired	$91,696	$(615)	$311	$(5)	$92,007	$(620)

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

March 31, 2016

(Unaudited)

NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

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

As of March 31, 2016, the Company’s securities portfolio consisted of 73 securities, 17 of which were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company did not have at March 31, 2016 the intent to sell these securities and at that date it was likely that it would not be required to sell the securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at March 31, 2016.

NOTE 3 - FAIR VALUE

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair value:

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

State and Municipal Securities:  The valuation of the Company’s state and municipal securities is supported by analysis prepared by an independent third party. The third party’s approach to determining fair value involves using recently executed transactions for similar securities and market quotations for similar securities. For these securities that are rated by the rating agencies and have recent trades, the Company considers these valuations to be Level 2 pricing. For these securities that are not rated by the rating agencies and for which trading volumes are thin, the valuations are considered Level 3 pricing.

Corporate Securities:  For corporate securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows (Level 3) as determined by an independent third party. The significant unobservable inputs used in the valuation model include discount rates and yields or current spreads to the United States Department of the Treasury (the “U.S. Treasury”) rates.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

NOTE 3 - FAIR VALUE (Continued)

Loans Held for Sale: Generally, the fair value of loans held for sale is based on what secondary markets are currently offering for loans with similar characteristics or based on an agreed upon sales price with third party investors and typically result in a Level 2 classification of the inputs for determining fair value.  The Company has elected to carry mortgage loans held for sale at fair value on a recurring basis as permitted under the guidance in ASC 825.

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

Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements at March 31, 2016 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
Mortgage-backed (residential)	$98,286	$98,286	$—
State and municipals	2,340	2,240	100
Total available for sale securities	100,626	100,526	100
Loans held for sale	—	—	—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

NOTE 3 - FAIR VALUE (Continued)

		Fair Value Measurements at December 31, 2015 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
Mortgage-backed (residential)	$116,094	$116,094	$—
State and municipals	2,730	2,629	101
Total available for sale securities	118,824	118,723	101
Loans held for sale	156	156	—

There were no transfers among fair value pricing levels during the three months ended March 31, 2016 and 2015.

The following table summarizes the differences between the fair value and the principal balance for loans held for sale measured at fair value as of December 31, 2015:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale, in secondary market	$156	$153	$3

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month periods ended March 31, 2016 and 2015:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) State and County Municipal Securities
	Three Months Ended March 31,
	2016	2015
Beginning balance	$101	$103
Change in fair value	(1)	—
Ending balance	$100	$103

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

NOTE 3 - FAIR VALUE (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	March 31, 2016
	Carrying Value	Fair Value Measurements using other significant unobservable inputs (Level 3)
Assets:
Impaired loans:
Real estate construction	$4	$4
1-4 family residential	17	17
Commercial real estate	251	251
Consumer	11	11
Total impaired loans	283	283
Other real estate owned:
Construction and development	2,104	2,104
1-4 family residential	627	627
Non-farm, non-residential	2,005	2,005
Total other real estate owned	4,736	4,736

	December 31, 2015
	Carrying Value	Fair Value Measurements using other significant unobservable inputs (Level 3)
Assets:
Impaired loans:
1-4 Family residential	$6	$6
Commercial real estate	206	206
Other loans	112	112
Total impaired loans	324	324
Other real estate owned:
Construction and development	2,104	2,104
1-4 Family residential	665	665
Non-farm, non-residential	3,551	3,551
Total other real estate owned	6,320	6,320

Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $351 at March 31, 2016, with a valuation allowance of $68, resulting in no additional provision for loan losses for the three-month period ended March 31, 2016. No additional provision was recorded in the first three months of 2015 on impaired loans. Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $490, with a valuation allowance of $166, resulting in no additional provision for loan losses for the year ended December 31, 2015.

Other real estate owned, measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $4,736, which is made up of the outstanding balance of $6,087, net of a valuation allowance of $1,351 at March 31, 2016, resulting in a write-down of $187 charged to expense in the three months ended March 31, 2016, compared to no write-down charged to expense in the three months ended March 31, 2015. Net carrying amount was $6,320 at December 31, 2015, which was made up of the outstanding balance of $8,188, net of a valuation allowance of $1,868.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

NOTE 3 - FAIR VALUE (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments at fair value on a non-recurring basis at March 31, 2016:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (1)
Impaired Loans:
Real estate construction	$4	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (0.0%) (0.0%)
1-4 Family residential	$17	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (0.0%) (0.0%)
Commercial real estate	$251	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (8.0%) (8.0%)
Consumer	$11	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (0.0%) (0.0%)
Other real estate owned:
Construction and development	$2,104	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (0.0%) (0.0%)
1-4 Family residential	$627	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (0.0%) (0.0%)
Non-farm, non-residential	$2,005	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (8.25%) (0.4%)

(1)

The range presented in the table reflects the discounts applied by the independent appraiser in arriving at their conclusion of market value. Management applies an additional 15% discount to the appraiser’s conclusion of market value to arrive at fair value.

Carrying amount and estimated fair values of significant financial instruments at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$15,468	$15,468	$15,468	$—	$—
Time deposits in other financial institutions	24,177	24,147	—	24,147	—
Securities available for sale	100,626	100,626	—	100,526	100
Loans, net of allowance	282,114	269,480	—	—	269,480
Restricted equity securities	1,727	NA	NA	NA	NA
Financial liabilities
Deposits with stated maturities	200,715	201,661	—	201,661	—
Deposits without stated maturities	211,485	211,485	211,485	—	—
Subordinated debentures	23,000	23,000	—	—	23,000

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

NOTE 3 - FAIR VALUE (Continued)

	December 31, 2015
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$19,387	$19,387	$19,387	$—	$—
Time deposits in other financial institutions	24,305	24,281	—	24,281	—
Securities available for sale	118,824	118,824	—	118,723	101
Loans held for sale	156	156	—	156	—
Loans, net of allowance	260,194	252,881	—	—	252,881
Restricted equity securities	1,727	NA	NA	NA	NA
Financial liabilities
Deposits with stated maturities	203,902	204,866	—	204,866	—
Deposits without stated maturities	212,812	212,812	212,812	—	—
Subordinated debentures	23,000	23,000	—	—	23,000

Carrying amount is the estimated fair value for cash and cash equivalents, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully resulting in a Level 1 classification. The method for determining fair values of securities was discussed elsewhere in this footnote. Restricted equity securities do not have readily determinable fair values due to their restrictions on transferability, therefore cost basis is appropriate fair value. For fixed rate loans and variable rate loans with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk resulting in a Level 3 classification. For fixed and variable rate deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk resulting in a Level 2 classification. Fair value for impaired loans is estimated using discounted cash flow analysis or underlying collateral values resulting in a Level 3 classification. Fair value of loans held for sale is based on market quotes resulting in a Level 2 classification. Fair value of subordinated debentures is based on discounted cash flows using current rates for similar financing resulting in a Level 3 classification. The fair value of off-balance-sheet items is not considered material.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

NOTE 4 - LOANS

Loans outstanding by category at March 31, 2016 and December 31, 2015 were as follows:

	March 31, 2016	December 31, 2015
Real estate construction:
Residential construction	$12,606	$11,191
Other construction	8,899	10,178
1-4 family residential:
Revolving, open ended	13,594	15,278
First liens	91,403	83,441
Junior liens	1,791	1,781
Commercial real estate:
Farmland	7,524	7,855
Owner occupied	56,594	50,334
Non-owner occupied	62,199	53,175
Other real estate secured loans	6,260	6,369
Commercial, financial and agricultural:
Agricultural	1,270	1,053
Commercial and industrial	17,139	17,184
Consumer	6,475	6,476
Tax exempt	4	4
Other	62	150
	$285,820	$264,469

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

NOTE 4 – LOANS (Continued)

The following tables present activity in allowance for loan losses and the outstanding loan balance by portfolio segment and are based on impairment methods as of March 31, 2016 and 2015. The balances for “recorded investment” in the following tables related to credit quality do not include approximately $814, $680 and $792 in accrued interest receivable at March 31, 2016, March 31, 2015 and December 31, 2015, respectively. Accrued interest receivable is a component of the Company’s recorded investment in loans.

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Three Months Ended March 31, 2016
Activity in the allowance for loan losses:
Beginning Balance	$873	$1,679	$720	$12	$588	$17	$—	$—	$386	$4,275
Charge-offs	—	(5)	—	—	—	—	—	(3)	—	(8)
Recoveries	—	9	2	—	1	1	—	4	—	17
Provision	(293)	(129)	(53)	(12)	(11)	(3)	—	(1)	(76)	(578)
Total ending allowance balance	$580	$1,554	$669	$—	$578	$15	—	—	$310	$3,706
Three Months Ended March 31, 2015
Activity in the allowance for loan losses:
Beginning Balance	$892	$2,332	$994	$22	$399	$22	$—	$—	$510	$5,171
Charge-offs	—	(87)	—	—	(21)	—	—	(8)	—	(116)
Recoveries	103	16	50	—	49	2	—	9	—	229
Provision	(132)	(136)	(155)	(8)	7	(8)	—	(1)	(24)	(457)
Total ending allowance balance	$863	$2,125	$889	$14	$434	$16	—	—	$486	$4,827

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

NOTE 4 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Ending allowance balance attributable to loans at March 31, 2016:
Individually evaluated for impairment	$—	$77	$125	$—	$121	$1	$—	$—	$—	$324
Collectively evaluated for Impairment	580	1,477	544	—	457	14	—	—	310	3,382
Total ending allowance balance	$580	$1,554	$669	$—	$578	$15	$—	$—	$310	$3,706
Ending allowance balance attributable to loans at December 31, 2015:
Individually evaluated for impairment	$—	$84	$134	$—	$121	$1	$—	$—	$—	$340
Collectively evaluated for Impairment	873	1,595	586	12	467	16	—	—	386	3,935
Total ending allowance balance	$873	$1,679	$720	$12	$588	$17	$—	$—	$386	$4,275
Loans at March 31, 2016:
Individually evaluated for impairment	$4	$2,063	$5,477	$—	$232	$13	$—	$—		$7,789
Collectively evaluated for impairment	21,501	104,725	120,840	6,260	18,177	6,462	4	62		278,031
Total loans balance	$21,505	$106,788	$126,317	$6,260	$18,409	$6,475	$4	$62		$285,820
Loans at December 31, 2015:
Individually evaluated for impairment	$50	$2,179	$5,488	$—	$233	$14	$—	$—		$7,964
Collectively evaluated for impairment	21,319	98,321	105,876	6,369	18,004	6,462	4	150		256,505
Total loans balance	$21,369	$100,500	$111,364	$6,369	$18,237	$6,476	$4	$150		$264,469

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

NOTE 4 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2016:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Other construction	$—	$—	$—	$23	$—	$—
1-4 family residential:
Revolving, open ended	32	32	—	44	1	1
First liens	410	410	—	396	(6)	2
Junior liens	20	20	—	10	—	—
Commercial real estate:
Farmland	127	127	—	105	3	3
Owner occupied	1,178	1,178	—	1,182	14	14
Non-owner occupied	31	31	—	32	1	1
Commercial, financial and agricultural
Commercial and industrial	12	9	—	9	—	—
Consumer	2	2	—	3	—	—
Total with no related allowance recorded	1,812	1,809	—	1,804	13	21
With an allowance recorded:
Real estate construction:
Other construction	4	4	—	4	—	—
1-4 family residential:
Revolving, open ended	33	33	29	33	1	1
First liens	1,567	1,567	48	1,637	20	18
Commercial real estate:
Owner occupied	3,046	3,047	101	3,071	37	51
Non-owner occupied	1,094	1,094	25	1,096	15	17
Commercial, financial and agricultural
Commercial and industrial	224	224	120	224	5	9
Consumer	11	11	1	11	—	—
Total with an allocated allowance recorded	5,979	5,980	324	6,076	78	96
Total	$7,791	$7,789	$324	$7,880	$91	$117

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

NOTE 4 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2015:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Other construction	$3,121	$3,122	$—	$3,486	$—	$—
1-4 family residential:
Revolving, open ended	54	54	—	54	1	1
Junior liens	—	—	—	54	—	—
Commercial real estate:						—
Non-owner occupied	3,163	1,207	—	1,220	1	1
Consumer	6	6	—	5	—	—
Other loans	6,652	1,351	—	1,351	—	—
Total with no related allowance recorded	12,996	5,740	—	6,170	2	2
With an allowance recorded:
Real estate construction:
Other construction	1,391	1,391	66	1,397	—	—
1-4 family residential:
Revolving, open ended	37	37	33	37	1	1
First liens	2,972	2,971	174	2,135	38	38
Commercial real estate:
Owner occupied	550	550	60	548	6	2
Non-owner occupied	1,110	1,110	44	555	15	14
Consumer	—	—	—	2	—	—
Total with an allocated allowance recorded	6,060	6,059	377	4,674	60	55
Total	$19,056	$11,799	$377	$10,844	$62	$57

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

NOTE 4 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2015:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Other construction	$45	$45	$—	$1,476	$4	$4
1-4 family residential:
Revolving, open ended	56	56	—	54	3	3
First liens	383	383	—	76	42	35
Junior liens	—	—	—	32	4	5
Commercial real estate:
Farmland	82	82	—	16	3	3
Owner occupied	1,185	1,185	—	237	55	56
Non-owner occupied	31	31	—	510	3	3
Commercial, financial and agricultural:
Commercial and industrial	13	9	—	2	—	—
Consumer	3	3	—	4	—	—
Other Loans	—	—	—	811	—	—
Total with no related allowance recorded	1,798	1,794	—	3,218	114	109
With an allowance recorded:
Real estate construction:
Other construction	5	5	—	834	—	—
1-4 family residential:
Revolving, open ended	33	33	29	35	2	2
First liens	1,707	1,707	55	1,822	91	96
Junior liens	—	—	—	35	—	—
Commercial real estate:
Owner occupied	3,093	3,093	108	1,050	168	152
Non-owner occupied	1,097	1,097	26	772	62	60
Commercial, financial and agricultural:
Commercial and industrial	224	224	121	90	17	13
Consumer	11	11	1	3	1	1
Total with an allocated allowance recorded	6,170	6,170	340	4,641	341	324
Total	$7,968	$7,964	$340	$7,859	$455	$433

Troubled Debt Restructurings

The Company has $7,755 of loans with allocated specific reserves of $296 to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2016 compared to $7,932 with allocated specific reserves of $311 at December 31, 2015.  The Company lost $3 and $34 of interest income in the three months ended March 31, 2016 and 2015, respectively, that would have been recorded in interest income if the specific loans had not been restructured.  The Bank had no commitments to lend additional funds to loans classified as troubled debt restructurings at March 31, 2016 or December 31, 2015.

During the first three months of 2016, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or granting of amortization terms for balloon notes that are longer than the Bank’s typical practice.

Modifications involving a reduction of the stated interest rate and extension of the maturity date of the loan were for periods ranging from six months to two years.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

NOTE 4 – LOANS (Continued)

Loans classified as troubled debt restructurings are included in impaired loans.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2016	27	$7,932
Additional loans with concessions	1	26
Reductions due to:
Reclassified as nonperforming	—	—
Paid in full	—	—
Charge-offs	—	—
Transfer to other real estate owned	—	—
Principal paydowns	—	(203)
Lapse of concession period	—	—
TDR reclassified as performing loan	—	—
Totals at March 31, 2016	28	$7,755

The following table presents loans by class modified as troubled debt restructurings that occurred during the first three months of 2016 and 2015:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
March 31, 2016
1-4 family residential:
First liens	1	$26	$26
Total	1	$26	$26
March 31, 2015
Real estate construction:
Other construction	1	$52	$52
1-4 family residential:
First liens	2	1,677	1,677
Commercial real estate:
Non-owner occupied	1	1,113	1,113
Total	4	$2,842	$2,842

Troubled debt restructurings described in the table above had an outstanding balance of $26 at March 31, 2016. There was no increase for the allowance for loan losses during the first three months of 2016.  Troubled debt restructurings still accruing interest totaled $7,356 and $6,729 at March 31, 2016 and December 31, 2015, respectively.

A loan is considered to be in payment default once it is more than 90 days contractually past due under the modified terms.  There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the first three months of 2016 or 2015.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

NOTE 4 – LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing by class of loans as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Nonaccrual	Loans past due over 90 days still accruing	Nonaccrual	Loans past due over 90 days still accruing
Real estate construction:
Other construction	$4	$—	$16	$—
1-4 family residential:
Revolving, open ended	95	—	82	—
First liens	661	—	173	—
Commercial real estate:
Farmland	82	—	82	—
Non-owner occupied	350	—	—	—
Commercial, financial and agricultural:
Commercial and industrial	444	—	12	—
Consumer	19	—	—	—
Other loans	—	—	10	—
Total	$1,655	$—	$375	$—

The following table presents the aging of the recorded investment in past due loans, including nonaccrual loans as of March 31, 2016 and December 31, 2015 by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
March 31, 2016
Real estate construction:
Residential construction	$174	$—	$—	$174	$12,432	$12,606
Other construction	—	19	—	19	8,880	8,899
1-4 family residential:
Revolving, open ended	57	—	37	94	13,500	13,594
First liens	287	—	575	862	90,541	91,403
Junior liens	129	—	—	129	1,662	1,791
Commercial real estate:
Farmland	—	—	—	—	7,524	7,524
Owner occupied	762	—	—	762	55,832	56,594
Non-owner occupied	74	766	350	1,190	61,009	62,199
Other real estate secured loans	—	—	—	—	6,260	6,260
Commercial, financial and agricultural:
Agricultural	7	—	—	7	1,263	1,270
Commercial and industrial	40	—	400	440	16,699	17,139
Consumer	26	—	5	31	6,444	6,475
Tax exempt	—	—	—	—	4	4
Other loans	—	—	—	—	62	62
Total	$1,556	$785	$1,367	$3,708	$282,112	$285,820

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

NOTE 4 – LOANS (Continued)

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2015
Real estate construction:
Residential construction	$—	$—	$—	$—	$11,191	$11,191
Other construction	5	23	—	28	10,150	10,178
1-4 family residential:				—		—
Revolving, open ended	117	75	23	215	15,063	15,278
First liens	712	—	122	834	82,607	83,441
Junior liens	—	—	—	—	1,781	1,781
Commercial real estate:				—		—
Farmland	—	—	—	—	7,855	7,855
Owner occupied	221	—	—	221	50,113	50,334
Non-owner occupied	—	350	—	350	52,825	53,175
Other real estate secured loans	—	—	—	—	6,369	6,369
Commercial, financial and agricultural:				—		—
Agricultural	—	—	10	10	1,043	1,053
Commercial and industrial	—	400	—	400	16,784	17,184
Consumer	4	—	—	4	6,472	6,476
Tax exempt	—	—	—	—	4	4
Other loans	—	—	—	—	150	150
Total	$1,059	$848	$155	$2,062	$262,407	$264,469

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

March 31, 2016

(Unaudited)

NOTE 4 – LOANS (Continued)

Impaired loans are evaluated separately from other loans in the Bank’s portfolio.  Credit quality information related to impaired loans was presented above and is excluded from the tables below.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of March 31, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful
March 31, 2016
Real estate construction:
Residential construction	$12,606	$—	$—	$—	$—
Other construction	8,349	174	22	350	—
1-4 family residential:
Revolving, open ended	13,148	75	—	306	—
First liens	79,179	9,535	—	712	—
Junior liens	1,642	129	—	—	—
Commercial real estate:
Farmland	5,709	—	—	1,688	—
Owner occupied	50,281	2,088	—	—	—
Non-owner occupied	58,088	1,248	—	1,738	—
Other real estate loans	6,260	—	—	—	—
Commercial, financial and agricultural:
Agricultural	1,252	18	—	—	—
Commercial and industrial	15,437	1,025	—	444	—
Consumer	6,420	27	—	15	—
Tax exempt	4	—	—	—	—
Other loans	62	—	—	—	—
Total	$258,437	$14,319	$22	$5,253	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

 NOTE 4 – LOANS (Continued)

	Pass	Watch	Special Mention	Substandard	Doubtful
December 31, 2015
Real estate construction:
Residential construction	$11,147	$45	$—	$—	$—
Other construction	8,182	47	7	1,891	—
1-4 family residential:
Revolving, open ended	14,816	77	—	295	—
First liens	70,656	10,064	—	630	—
Junior liens	1,783	—	—	—	—
Commercial real estate:
Farmland	5,897	185	—	1,691	—
Owner occupied	43,953	2,104	—	—	—
Non-owner occupied	50,473	1,183	—	390	—
Other real estate loans	6,369	—	—	—	—
Commercial, financial and agricultural:
Agricultural	1,043	10	—	—	—
Commercial and industrial	15,452	1,099	—	400	—
Consumer	6,438	16	—	8	—
Tax exempt	4	—	—	—	—
Other loans	150	—	—	—	—
Total	$236,363	$14,830	$7	$5,305	$—

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

	Three Months Ended March 31,
	2016	2015
Basic
Net income	$750	$938
Less: Preferred stock dividends reversed/(accrued)	4,265	(415)
Net Income available to common stock	$5,015	$523
Weighted average common shares	3,292,553	3,275,025
Basic net income per share	$1.52	$0.16
Diluted
Net income available to common stock	$5,015	$523
Weighted average common shares	3,292,553	3,275,025
Add: Dilutive effects of assumed exercises of stock options	—	—
Average common shares and dilutive potential common shares outstanding	3,292,553	3,275,025
Diluted net income per share	$1.52	$0.16

At March 31, 2016 and 2015, respectively, stock options for 40,400 and 47,800 shares of common stock were not considered in computing diluted net income per share for the three-month periods ended March 31, 2016 and 2015 because they were antidilutive.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

NOTE 6 - INCOME TAXES

The Company recorded $481 of income tax expense during the first three months of 2016, which is an effective tax rate of 39.02%.  Due to economic conditions and losses recognized between 2008 and 2015, the Company established a valuation allowance against materially all of its deferred tax assets.  Due to improvements in the Company’s performance and overall condition, management determined during the fourth quarter of 2015 that it is more likely than not that the Company’s deferred tax asset can be realized through current and future taxable income.  The Company has approximately $51,517 in net operating losses for state tax purposes that begin to expire in 2020 and $23,685 for federal tax purposes that begin to expire in 2031 to be utilized by future earnings.

NOTE 7 – REGULATORY MATTERS

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

Prompt corrective action regulations classify banks into one of five capital categories depending on how well they meet their minimum capital requirements.  Although these terms are not used to represent the overall financial condition of a bank, the classifications are:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  If adequately capitalized or worse, or subject to a written agreement, consent order, or cease and desist order requiring higher minimum capital levels, regulatory approval would be required for the Bank to accept, renew or rollover brokered deposits.  If a bank is classified as undercapitalized or worse, its capital distributions are restricted, as is its asset growth and expansion, and capital restoration plans are required.  At March 31, 2016, the Bank’s and the Company’s capital ratios were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action. Because the Company’s total assets were less than $1,000,000 at March 31, 2016, the Company is not required to maintain certain capital levels.

On February 29, 2016, the Company was notified by the Federal Reserve Bank of Atlanta that the written agreement the Company had entered into in the second quarter of 2012 (the “Written Agreement”) had been terminated as of February 29, 2016.

The Company’s principal source of funds for dividend and/or interest payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid by the Bank in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements described above.  In addition, for so long as the Bank has negative retained earnings, as it did at March 31, 2016, the Bank must receive the prior approval of the FDIC before it may pay a dividend to the Company.  At March 31, 2016, with the approval of the FDIC, the Bank could dividend up to $10,916 to the Company, without the consent of the Commissioner of the Department.  The Company is also restricted in the types and amounts of dividends it can pay pursuant to the terms of the Company’s Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”).

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

NOTE 7 – REGULATORY MATTERS (Continued)

Banks and bank holding companies with total assets in excess of $1,000,000 are subject to various regulatory capital requirements administered by State and Federal banking agencies.  The Company’s and the Bank’s capital amounts and ratios at March 31, 2016 and December 31, 2015, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2016
Total Capital to risk weighted assets
Community First Bank & Trust	$44,903	14.15%	$25,395	8.00%	$31,743	10.00%
Consolidated	47,676	15.07%	25,314	8.00%	31,643	10.00%
Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$41,197	12.98%	$14,284	4.50%	$20,633	6.50%
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$41,197	12.98%	$19,046	6.00%	$25,395	8.00%
Consolidated	29,076	9.19%	12,657	4.00%	18,986	6.00%
Tier 1 Capital to average assets
Community First Bank & Trust	$41,197	8.97%	$18,379	4.00%	$22,973	5.00%
Consolidated	29,076	6.30%	18,462	4.00%	N/A	N/A
December 31, 2015
Total Capital to risk weighted assets
Community First Bank & Trust	$44,057	14.35%	$24,559	8.00%	$30,699	10.00%
Consolidated	36,896	11.91%	24,779	8.00%	30,974	10.00%
Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$40,159	12.89%	$14,015	4.50%	$20,245	6.50%
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$40,159	13.08%	$18,687	6.00%	$24,916	8.00%
Consolidated	21,963	7.09%	12,389	4.00%	18,584	6.00%
Tier 1 Capital to average assets
Community First Bank & Trust	$40,159	8.79%	$18,274	4.00%	$22,843	5.00%
Consolidated	21,963	4.82%	18,242	4.00%	N/A	N/A

(1)	Because the Company’s total assets were less than $1,000,000 at March 31, 2016, the Company was not, at that date, subject to capital level requirements at that level.

The Bank’s capital ratios at March 31, 2016 were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action.

Because the Company’s total assets were less than $1,000,000 at March 31, 2016, the Company is not required to meet certain capital level requirements.  Had the Company’s assets exceeded $1,000,000 at that date, the Company’s capital levels at March 31, 2016 would have been considered “well capitalized”.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

NOTE 7 – REGULATORY MATTERS (Continued)

In July 2013, the Federal banking regulators, in response to the statutory requirements of The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), adopted new regulations implementing the Basel Capital Adequacy Accord (“Basel III”) and the related minimum capital ratios. The new capital requirements which were effective January 1, 2015 and apply to banks and bank holding companies with total assets in excess of $1,000,000, include a new “Common Equity Tier 1 Ratio”, which has stricter rules as to what qualifies as Common Equity Tier 1 Capital.  A summary of the changes to the regulatory capital ratios are as follows:

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

NOTE 8 – PREFERRED STOCK RESTRUCTURE

On February 25, 2016 holders of the Company’s Series A Preferred Stock and the Company’s common stock, no par value per share (the “Common Stock”), approved a collection of amendments to the Company’s charter (the “Charter Amendments”) to modify the terms of the Series A Preferred Stock to, among other things, (i) cancel the amount of undeclared dividends in respect of the Series A Preferred Stock; (ii) reduce the liquidation preference on the Series A Preferred Stock to $650 per share plus the amount of any declared and unpaid dividends, without accumulation of any undeclared dividends; (iii) reduce the dividend rate payable on the Series A Preferred Stock from 9% per annum to 5% per annum; (iv) change the designation of the Series A Preferred Stock from “Cumulative” to “Non-Cumulative” and change the rights of the holders of the Series A Preferred Stock such that dividends or distributions on the Series A Preferred Stock will not accumulate unless declared by the Company’s board of directors and subsequently not paid; and (v) eliminate the restrictions on the Company’s ability to pay dividends or make distributions on, or repurchase, shares of its Common Stock or other junior stock or stock ranking in parity with the Series A Preferred Stock prior to paying accumulated but undeclared dividends or distributions on the Series A Preferred Stock.  The Charter Amendments were effective on February 26, 2016.  As a result of the Charter Amendments, the Company reversed $4,386 of accrued dividends on the Series A Preferred Stock that reduced the Company’s accumulated deficit by the same amount and $4,167 of face value that increased the Company’s additional paid-in capital, which is included in Common Stock, by the same amount.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2016

(Unaudited)

NOTE 9 – SUBSEQUENT EVENTS

On April 26, 2016, the Company entered into a Preferred Stock Conversion Agreement (the “Conversion Agreement”) that provides for the conversion of all of the issued and outstanding shares of the Company’s Series A Preferred Stock, having a liquidation preference of $650 per share, into shares of the Company’s Common Stock. Pursuant to the Conversion Agreement, each holder of shares of the Series A Preferred Stock, including the Company’s directors and executive officers that own such shares, will have each share of his or her Series A Preferred Stock converted into 136.84 shares of Common Stock (the “Conversion Shares”), representing an effective conversion price for each share of Common Stock of $4.75.  The total number of shares of Common Stock issued to any holder of the Series A Preferred Stock will be rounded down to the nearest whole number.  Under the terms of the Conversion Agreement, the Company is expected to issue an aggregate of 1,629,097 shares of Common Stock to the holders of the Series A Preferred Stock.  The issuance of the Conversion Shares was approved by the Company’s board of directors and separately by the members of the board of directors that do not own any shares of the Series A Preferred Stock.

The Conversion Agreement includes customary representations, warranties and covenants as well as customary indemnification and termination provisions.  The Conversion Agreement is also subject to the satisfaction of certain closing conditions, including, among other things, the obtaining of all governmental consents and approvals necessary to exchange the Series A Preferred Stock and issue the Conversion Shares, including approval by the Federal Reserve Bank of Atlanta of the acquisition of the Conversion Shares by Eslick E. Daniel, Robert E. Daniel and Ruskin A. Vest, Jr.  In addition, the Conversion Agreement also requires each holder of the Series A Preferred Stock, on behalf of itself and its affiliates, to release the Company from any and all claims against the Company related to such holder’s ownership of the Series A Preferred Stock.

Pursuant to the Conversion Agreement, the Company has agreed to issue 1,629,097 shares of Common Stock. The shares of Common Stock to be issued pursuant to the Conversion Agreement are being issued in exchange for shares of the Series A Preferred Stock having an aggregate liquidation preference of $7,738,250 in a private placement exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act"), and Rule 506 of Regulation D promulgated under the Securities Act as the Company believes each holder of the Series A Preferred Stock is an “accredited investor” as that term is defined in Rule 501 of Regulation D, and the Company did not engage in general solicitation or advertising in connection with the offer and sale of the Conversion Shares.

On April 28, 2016, the Company filed a registration statement on Form S-1 (the “Registration Statement”), with the SEC relating to a proposed public offering of up to 250,000 shares of its Common Stock in connection with a rights offering (the “Rights Offering”). The Company’s board of directors has set the close of business on May 10, 2016 as the record date for the shareholders of the Company who shall be entitled to receive the rights distributed by the Company in the Rights Offering.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

(amounts in thousands, except share and per share data)

The following discussion compares the financial condition of the Company at March 31, 2016 to December 31, 2015, and the results of operations for the three months ended March 31, 2016 to the three months ended March 31, 2015.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Certain of the statements made herein, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act.  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  All statements other than statements of historical fact are statements that could be forward-looking statements.  You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future.

These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 9, 2016 (File No. 000-49966) (the “2015 Form 10-K”) and in other reports we file with the SEC from time to time, and the following:

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
•

changes in state and federal legislation, regulations or policies applicable to banks and other financial service providers, including regulatory or legislative developments arising out of current unsettled conditions in the economy, including implementation of the Dodd-Frank Act;

•	the failure of assumptions underlying the establishment of reserves for possible loan losses and other estimates;
•	further deterioration in the valuation of other real estate owned;
•	changes in accounting policies, rules and practices;
•	the actions of the owners of the Series A Preferred Stock we sold through our participation in the U.S. Treasury’s Capital Purchase Program (“CPP”);
•	changes in technology or products that may be more difficult, or costly, or less effective, than anticipated;
•	the effects of war or other conflict, acts of terrorism or other catastrophic events that may affect general economic conditions; and
•	other circumstances, many of which may be beyond our control.

All written or oral forward-looking statements that are made by or are attributable to us are expressly qualified in their entirety by this cautionary notice.  We have no obligation and do not undertake to update, revise or correct any of the forward-looking statements after the date of this report, or after the respective dates on which such statements otherwise are made.

FINANCIAL CONDITION

At March 31, 2016, total assets were $466,722 and total liabilities were $438,208.  Total assets decreased $3,168 or 0.7% compared to $469,940 at December 31, 2015.  Total liabilities decreased $8,767 or 2.0%, compared to $446,975 at December 31, 2015.  The decrease in assets was caused primarily by decreases in securities available for sale, cash and cash equivalents and other real estate owned offset in part by increases in net loans.  The decrease in liabilities was caused primarily by decreases in interest-bearing deposits and other liabilities offset in part by an increase in noninterest-bearing deposits.  Total shareholders’ equity increased 24.4%, or $5,599, to $28,564 at March 31, 2016 compared to $22,965 at December 31, 2015.  The increase in equity was primarily due to the forgiveness of Series A Preferred Stock accrued dividends combined with net income during the first three months of 2016.

Cash and Cash Equivalents

Cash and cash equivalents were $15,468 at March 31, 2016 compared to $19,387 at December 31, 2015.  This decrease was primarily due to the use of cash to fund loan growth.

Time Deposits in Other Financial Institutions

Time deposits in other financial institutions totaled $24,177 at March 31, 2016 compared to $24,305 at December 31, 2015.  Management has begun utilizing time deposits in other financial institutions in conjunction with the Bank’s securities portfolio in order to maximize yield and maintain a reasonable total duration for the Bank’s assets outside of the loan portfolio.   Original maturities of time deposits in other financial institutions range from ten months to five years.   Most of the CDs with maturities beyond three years are callable with minimal early withdrawal penalties.  All of the deposits are in FDIC or National Credit Union Administration insured institutions and the amount on deposit with each individual institution does not exceed the deposit insurance limit of $250.  As of March 31, 2016, time deposits in other financial institutions had a weighted average rate of 1.09% and a weighted average remaining life of 0.412 years.

Loans

Total loans (excluding loans held for sale) at March 31, 2016 were $285,820, compared to $264,469 at December 31, 2015, an increase of $21,351 or 8.1%.  The increase in loans during the first three months of 2016 was primarily due to an increased demand for new loans.  The increase in loan demand was primarily due to an uptick in the economy in the Bank’s market areas.  The most significant increases in loans were in commercial real estate, 1-4 family residential, and real estate construction segments.

FINANCIAL CONDITION (Continued)

Loans in the portfolio at March 31, 2016 of approximately $56,260, or 19.7%, are at a variable rate of interest while $227,905, or 79.7%, are at a fixed rate, and $1,655, or 0.6%, are nonaccrual.  Within one year of March 31, 2016, $40,285, or 14.1%, of total loans are subject to repricing. As market rates dropped during the economic recession, management implemented rate floors for many variable rate loans in an effort to protect the Bank’s net interest margin.  As a result, when market rates begin to rise, loans at their floor will not reprice at higher rates until market rates rise above their contractual floor rates.  Only the loans noted above that have variable rates not at a floor rate will reprice with the first increase in market rates.  The existence of these rate floors may negatively impact our net interest margin when rates begin to rise, at least until rates rise above these floors.

On March 31, 2016, the Company’s loan to deposit ratio (including loans held for sale) was 69.3%, compared to 63.5% at December 31, 2015.  Management expects loan demand to modestly improve through the remainder of 2016, though foreclosure activity could result in some additional decreases in loan balances.

Securities Available for Sale

Set forth below is a table showing the carrying amount and breakdown of the Company’s securities available for sale at March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Mortgage-backed (residential)	$98,286	97.7%	$116,094	97.7%
State and municipal	2,340	2.3%	2,730	2.3%
Total	$100,626	100.0%	$118,824	100.0%

The Company’s securities portfolio is used to, among other things, provide yield and for pledging purposes to secure public fund deposits.  As of March 31, 2016, the carrying value of securities decreased $18,198 to $100,626, compared to $118,824 at December 31, 2015.  Securities available for sale as a percentage of total assets was 21.6% at March 31, 2016, compared to 25.3% at December 31, 2015.  Net unrealized gain on securities available for sale was $396 at March 31, 2016, compared to a net unrealized loss of $418 at December 31, 2015. Changes in interest rates in the securities market caused this fluctuation in the net unrealized loss/gain.  Management is continually monitoring the credit quality of the Bank’s investments and believes that the unrealized losses that existed in the Bank’s portfolio at March 31, 2016 are temporary based on the bond ratings and anticipated recovery of bonds held.  At March 31, 2016, the Company did not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

Other Real Estate Owned

At March 31, 2016, other real estate owned (“OREO”) totaled $5,684, a decrease of $2,144 from $7,828 at December 31, 2015.  This decrease is primarily due to the sale of properties during the first three quarters of 2016.  The balance of OREO is comprised of properties acquired through or in lieu of foreclosure on real estate loans, and loans made to facilitate the sale of OREO properties that are required to be reported as OREO (“FAS 66 Loans”). The balances recorded for each individual property are based on appraisals that are not more than twelve months old, discounted by 15%.  The 15% discount was adopted by the Company beginning in the third quarter of 2010 based on an analysis of actual recoveries of OREO balances, including selling costs.  Based on that analysis, the Company recorded a valuation allowance of $346 (recognized through OREO expense) in the third quarter of 2010.  In addition, the Company began applying the 15% discount in its determination of specific reserves for impaired loans that are collateral dependent.  As a result, the majority of the financial loss incurred by the Company as a result of the 15% discount has been recognized through loan charge-offs and the provision for loan losses at the time the property is transferred to OREO, with the foreclosed property being transferred into OREO at the discounted value. The Company annually updates its analysis regarding the 15% discount.  Should such updates indicate that a change in the 15% discount is warranted, the Company would implement the change accordingly and that change would be applied to all properties that are subsequently moved into OREO.  Additional write-downs of individual properties typically occur when the results of updated appraisals and further application of the 15% discount on the value reflected in the updated appraisal indicates that the value of the respective property has declined.  The Company obtains updated appraisals for OREO properties at least every twelve months.  These write-downs are recognized in the quarterly period in which the appraisal is accepted by the Company.

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

The following table shows a breakdown of the OREO portfolio by category as of the end of the periods indicated:

	March 31, 2016		December 31, 2015		September 30, 2015		June 30, 2015
Rental	$2,903	51.1%	$3,984	51.0%	$4,413	50.7%	$4,947	48.4%
Non-rental	941	16.6%	941	12.0%	940	10.8%	941	9.2%
Land	1,840	32.4%	2,903	37.0%	3,351	38.5%	4,338	42.4%
Total	$5,684	100.0%	$7,828	100.0%	$8,704	100.0%	$10,226	100.0%

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

The following table provides activity within the OREO portfolio in terms of individual parcels for the three-month periods ended on the dates indicated:

	Rental	Non-rental	Auction	Land
Three Months Ended March 31, 2016
Foreclosures	—	—	—	—
Sales	7	—	—	—
Weighted average age of properties held at period end (months)	55.3	35.1	—	50.2
Three Months Ended March 31, 2015
Foreclosures	—	1	—	—
Sales	3	3	—	—
Weighted average age of properties held at period end (months)	37.4	15.8	—	42.7

FINANCIAL CONDITION (Continued)

The following table sets forth information related to the largest five OREO properties held by the Company as of March 31, 2016:

Property Description	Original loan classification	Original Loan Amount	Charge-off prior to transfer into OREO	Write-down after transfer into OREO	Carrying Balance
Unimproved land	Real estate construction	$5,000	$905	$801	$1,828
Unimproved land	Real estate construction	1,134	402	—	799
Mobile home park / mini storage facility	Commercial real estate	3,934	—	82	782
Single family residence	1-4 Family residential	731	—	104	627
Commercial property	Commercial real estate	654	157	53	361

The following table sets forth information related to the largest five OREO properties held by the Company as of December 31, 2015:

Property Description	Original loan classification	Original Loan Amount		Charge-off prior to transfer into OREO	Write-down after transfer into OREO	Carrying Balance
Unimproved land	Real estate construction	$5,000		$905	$801	$1,828
Unimproved land	Real estate construction	1,134		402	—	799
Mini storage facility	Commercial real estate	3,934	(1)	—	82	782
Unimproved land	Real estate construction	3,934	(1)	—	203	644
Single family residence	1-4 Family residential	731		—	104	627

(1)	These two properties were pledged as collateral for the same loan relationship.

Each of the OREO properties identified in the March 31, 2016 table above is listed with a real estate agent and is also listed as available for sale on the Bank’s website.  The two properties classified as unimproved land were, at the time the loans were made, intended to be developed.  The property carried at $1,828 is commercial property located in an area that remains significantly and negatively impacted by the downturn in the real estate market.  A portion of the property is currently under contract; however, there is a lengthy due diligence period and the sale of the property may not ultimately be consummated.  If so, the Company will continue to actively market the property.  The property carried at $799 is located in a residential area that was also negatively impacted by the downturn in the economy.  Although there are some positive indicators of improvements in the local market where the property is located, management believes it will likely require a significant amount of time to sell the property and will continue to market the property.  The single family residence property carried at $627 is currently an income producing rental property.  The Company is actively marketing the property; however, since the home is more high-end than the typical home in our market, we anticipate that it could take a significant amount of time to sell the property.  The commercial real estate property carried at $782 consists of income producing rental properties that are being managed by a third party property manager on behalf of the Company.  The Company continues to market these rental properties, but because of the income producing nature of the properties, it is likely that management will resist selling the properties in the near term for less than the current carrying value of the properties.  The commercial property carried at $361 is a commercial/industrial building in an area that was also negatively impacted by the downturn of the economy.  Due to the deteriorated condition of the property, limited demand, and potential environmental risk, management believes it will likely require a significant amount of itme to sell the property.

Deposits

The Company relies on the Bank’s deposit growth, as well as alternative funding sources such as other borrowed money, Federal Home Loan Bank (“FHLB”) advances, and federal funds purchased from correspondent banks, to fund its operations.

FINANCIAL CONDITION (Continued)

The following table sets forth the composition of the deposits at March 31, 2016 and December 31, 2015.

	March 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$76,056	18.5%	$71,875	17.2%
Interest-bearing demand accounts	135,739	32.9%	141,129	33.9%
Savings accounts	32,702	7.9%	31,255	7.5%
Time deposits greater than $100	82,274	20.0%	85,620	20.5%
Other time deposits	85,429	20.7%	86,835	20.9%
Total	$412,200	100.0%	$416,714	100.0%

The following table sets forth all time deposits greater than $100 broken down by remaining maturity at March 31, 2016:

Three months or less	$16,477
Over three months through six months	15,296
Over six months through one year	21,972
Over one year	28,529
Total	$82,274

Total deposits were $412,200 at March 31, 2016, compared to $416,714 at December 31, 2015, a decrease of $4,514.  The decrease was primarily due to decreases in interest-bearing demand deposits offset in part by increases in noninterest-bearing deposits.

Shareholders’ Equity

At March 31, 2016, shareholders’ equity totaled $28,564, an increase of $5,599, or 24.4%, from $22,965 at December 31, 2015.  The increase was primarily due to forgiveness of Series A Preferred Stock dividends and net income during the first three months of 2016.

On February 25, 2016, the Company’s shareholders approved amendments to the Company’s charter that would cancel the amount of the accumulated but undeclared dividends in respect to the Series A Preferred Stock and reduce the face value of the Series A Preferred Stock From $1,000 per share to $650 per share.  These changes resulted in $4,265 of dividends being reversed, which reduced the Company’s accumulated deficit.  The reduction in liquidation value transferred $4,167 of capital from Series A Preferred Stock to Common Stock.

At the request of the FRB, the Board of Directors of the Company, on January 18, 2011, adopted a board resolution (which was replaced by the Written Agreement that was terminated on February 29, 2016) agreeing that the Company would not, among other things, incur additional debt, pay dividends on any of its common stock or preferred stock, or redeem treasury stock without approval from the FRB.  The Company requested permission to make dividend payments on its preferred stock and interest payments on its subordinated debentures that were scheduled for the first quarter of 2011.  In the first quarter of 2011, the FRB granted the Company permission to pay the dividends on its preferred stock that were due on February 15, 2011, but denied the Company permission to make interest payments on its subordinated debentures.  As a result of the FRB’s decision, the Company was required to begin the deferral of interest payments on each of its three issuances of subordinated debentures during the first quarter of 2011.  The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters.  During the period in which it is deferring the payment of interest on its subordinated debentures, the indentures governing the subordinated debentures provide that the Company cannot pay any dividends on its Common Stock or preferred stock.  Accordingly, the Company was required to suspend its dividend payments on its preferred stock beginning in the second quarter of 2011.  On February 29, 2016, the Company was notified by the FRB that the Written Agreement had been terminated as of that date.  The Company received permission from the FRB to pay all accrued but unpaid dividends on its subordinated debentures in the fourth quarter of 2015 and made these payments in December 2015.  The Company made all interest payments due on its subordinated debentures in the first quarter of 2016.

RESULTS OF OPERATIONS

Net Income

The Company had net income of $750 for the three months ended March 31, 2016 compared to net income of $938 for the same period in 2015, a decrease in net income of $188. This decrease was primarily due to the Company beginning to recognize income tax in the first quarter of 2016, when no income tax was recognized in the comparable period in 2015.  Net income available to common shareholders was $5,015 for the first three months of 2016 compared to $523 for the same period in 2015.  This increase was primarily due to the forgiveness of $4,265 of Series A Preferred Stock accrued dividends.

Average Balance Sheets, Net Interest Income

Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity and an analysis of net interest income for the three-month periods ended March 31, 2016 and 2015. The table reflects how changes in the volume of interest earning assets and interest-bearing liabilities and changes in interest rates have affected our interest income, interest expense, and net interest income for the periods indicated.  Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (changes in rate multiplied by prior volume); and (3) changes in rate/volume (changes in rate multiplied by change in volume).  The changes attributable to the combined impact of volume and rate have all been allocated to the changes due to rate.

	March 31, 2016			March 31, 2015			Change
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Due to Volume (1)	Due to Rate (2) (3)	Total
Gross loans (a) (b)	$270,809	5.18%	$3,499	$256,495	5.40%	$3,416	$191	$(108)	$83
Taxable securities available for sale	110,805	2.26%	624	95,768	1.96%	462	72	90	162
Tax exempt securities available for sale	1,294	2.79%	9	1,860	3.05%	14	(4)	(1)	(5)
Federal funds sold and other	42,315	0.95%	100	57,046	0.66%	93	(24)	31	7
Total interest earning assets	425,223	3.99%	4,232	411,169	3.93%	3,985	235	12	247
Cash and due from banks	3,231			3,623
Other nonearning assets	44,488			41,360
Allowance for loan losses	(4,272)			(5,229)
Total assets	$468,670			$450,923
Deposits:
NOW & money market investments	$140,196	0.38%	$134	$129,098	0.39%	$123	$11	$0	$11
Savings	31,887	0.10%	8	27,851	0.10%	7	1	0	1
Time deposits $100 and over	83,728	0.91%	191	85,855	0.90%	190	(5)	6	1
Other time deposits	86,044	0.77%	166	95,819	0.74%	176	(19)	9	(10)
Total interest-bearing deposits	341,855	0.59%	499	338,623	0.59%	496	(12)	15	3
Subordinated debentures	23,000	3.24%	186	23,000	3.47%	197	—	(11)	(11)
Federal funds purchased and other	55	0.00%	—	—	0.00%	—	—	—	—
Total other borrowings	23,055	3.24%	186	23,000	3.47%	197	—	(11)	(11)
Total interest-bearing liabilities	364,910	0.75%	685	361,623	0.78%	693	(12)	4	(8)
Noninterest-bearing liabilities	78,574			78,211
Total liabilities	443,484			439,834
Shareholders’ equity	25,186			11,089
Total liabilities and shareholders’ equity	$468,670			$450,923
Net interest income			$3,547			$3,292	$247	$8	$255
Net interest margin		3.35%			3.25%

RESULTS OF OPERATIONS (Continued)

(a)	Interest income includes fees on loans of $177 and $155 in 2016 and 2015, respectively.
(b)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.
(1)	Changes in volume multiplied by prior rate.
(2)	Changes in rate multiplied by prior volume.
(3)	Changes in rate multiplied by change in volume.

Net Interest Income

Net interest income for the first three months of 2016 was $3,547, an increase of $255, or 7.7%, compared to $3,292 for the same period in 2015. The increase in net interest income is primarily due to an increase in income on taxable securities available for sale combined with an increase in income from loans.

Total interest income for the three months ended March 31, 2016 was $4,232, an increase of $247 from $3,985 for the same period in 2015. The increase in interest income was primarily due to an increase in income from taxable securities available for sale combined with an increase in income from loans.

Interest income on taxable securities increased $162 to $624 in the first three months of 2016 compared to $462 in the first three months of 2015. The increase was primarily due to an increase in the average rate earned on taxable securities combined with an increase in the average balance of taxable securities.

The average rate earned on gross loans in the first three months of 2016 was 5.18% compared to 5.40% for the same period in 2015. The increase in income from loans was due to an increase in the average balance of loans offset by a decrease in the average rate earned on loans.  The increase in the average balance of loans was due to increased loan demand that continued in the first quarter of 2016.  The decrease in the average rate earned on loans was due to significant interest recoveries received on loans paid off during the first three months of 2015 that were formerly on nonaccrual status.

Total interest expense was $685 in the first three months of 2016, a decrease of $8 from $693 in the first three months of 2015. The decrease in interest expense was primarily due to a decrease in the rate paid on the Company’s subordinated debentures in the first three months of 2016 compared to the same period in 2016.  The decrease in the rate paid on the Company’s subordinated debentures is due primarily to the lack of compounding of interest since accrued expense on these debentures is now current.

Provisions for Loan Losses

In the first three months of 2016, the Bank reversed $578 of the allowance for loan loss as a result of improvements in asset quality and significant loan recoveries. In the first three months of 2015, the Bank reversed $457 of the allowance for loan loss. The ratio of allowance for loan losses to gross loans was 1.30% at March 31, 2016 compared to 1.62% at December 31, 2015.

Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss experience, which management believes is representative of probable incurred loan losses. Other factors considered by management include the composition of the loan portfolio, economic conditions, results of regulatory examinations, reviews of updated real estate appraisals, and the creditworthiness of the Bank’s borrowers and other qualitative factors.

Nonperforming loans increased from $7,266 at December 31, 2015 to $8,892 at March 31, 2016. The increase in nonperforming loans was primarily due to increases in our nonaccrual loans. During the first three months of 2016, four large loans that had been on the Company’s watch list for a significant amount of time became classified as nonaccrual. Management does not believe this is indicative of the condition of the entire loan portfolio.  This increase in nonperforming loans was more than offset by the decrease in historical loss factors as the Bank recorded a net recovery in loans in 2015.  The ratio of the allowance to nonperforming loans was 41.68% at March 31, 2016, compared to 58.84% at December 31, 2015. The portion of the allowance attributable to impaired loans was $324 at March 31, 2016 compared to $340 at December 31, 2015. Total impaired loans totaled $7,789 at March 31, 2016 compared to $7,964 at December 31, 2015.

RESULTS OF OPERATIONS (Continued)

The portion of the allowance attributable to historical and environmental factors has decreased since December 31, 2015. Management’s evaluation of the allowance for loan losses, in addition to specific loan allocations, is based on volume of non-impaired loans and changes in credit quality and environmental factors. The improvement in the portion of the allowance attributable to historical and environmental factors occurred during the first three months of 2016 due to improvement in credit quality and environmental factors.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2016 and December 31, 2015, based on the most recent analysis performed, the risk category of loans by segment of loans is as follows:

March 31, 2016	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$20,955	$174	$22	$350	$—
1-4 family residential	93,969	9,739	—	1,018	—
Commercial real estate	114,078	3,336	—	3,426	—
Other real estate loans	6,260	—	—	—	—
Commercial, financial and agricultural	16,689	1,043	—	444	—
Consumer	6,420	27	—	15	—
Tax exempt	4	—	—	—	—
Other loans	62	—	—	—	—
Total	$258,437	$14,319	$22	$5,253	$—

RESULTS OF OPERATIONS (Continued)

December 31, 2015	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$19,330	$92	$7	$1,891	$—
1-4 Family residential	87,253	10,141	—	925	—
Commercial real estate	100,323	3,472	—	2,081	—
Other real estate loans	6,369	—	—	—	—
Commercial, financial and agricultural	16,495	1,109	—	400	—
Consumer	6,438	16	—	8	—
Tax exempt	4	—	—	—	—
Other loans	150	—	—	—	—
Total	$236,362	$14,830	$7	$5,305	$—

The table below illustrates changes in the AFLL ratio (the ratio, expressed as a percentage, of the allowance for loan losses to total gross loans) over the past five quarters and the changes in related risk metrics over the same periods:

Quarter Ended	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015	March 31, 2015
AFLL Ratio	1.30%	1.62%	1.65%	1.71%	1.85%
ASC 450 allowance ratio (1)	1.22%	1.53%	1.49%	1.64%	1.78%
Specifically impaired loans (ASC 310 component)	$324	$340	$484	$289	$377
Historical and environmental (ASC 450-10 component)	3,382	3,935	3,870	4,251	4,450
Total allowance for loan loss	$3,706	$4,275	$4,354	$4,540	$4,827
Nonperforming loans to gross loans (2)	3.11%	2.75%	1.69%	2.42%	5.00%
Impaired loans to gross loans	2.73%	3.01%	1.57%	2.43%	4.52%
Allowance to nonperforming loans ratio	41.68%	58.84%	98.11%	70.46%	36.92%
Quarter-to-date net charge offs to average gross loans (3)	(0.003%)	(0.16%)	(0.19%)	(0.31%)	(0.40%)

(1)	Historical and environmental component as a percentage of non-impaired loans.
(2)	Nonaccrual loans and loans past due 90 or more days still accruing interest, and troubled debt restructurings still accruing interest as a percentage of gross loans.
(3)	Annualized.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

The following table presents information regarding loans included as nonaccrual and troubled debt restructurings and the gross income that would have been recorded in the three-month periods ended March 31, 2016 and 2015 if the loans had been current:

	Three months ended
	March 31, 2016	March 31, 2015
Nonaccrual interest	$41	$241
Troubled debt restructurings interest	3	34

Noninterest Income

Total noninterest income for the first three months of 2016 was $664, an increase of $100, or 17.7% from $564 for the same period in 2015. The increase was due to an increase in gains on sale of securities available for sale and gain on sale of loans.

Gains on sale of securities available for sale for the first three months of 2016 was $37, an increase of $36, or 3,600%, from $1 for the same period in 2015. This was due to the Company choosing to sell securities to help fund loan growth during the first three months of 2016.

Gain on sale of loans for the first three months of 2016 was $35, an increase of $12, or 52.2%, from $23 for the same period in 2015. This was a result of an increase in mortgage banking activity during the first three months of 2015.

RESULTS OF OPERATIONS (Continued)

The table below shows noninterest income for the three-month periods ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Service charge on deposit accounts	$453	$410
Gain on sale of loans	35	23
Gain on sale of securities available for sale	37	1
Other:
Investment service income	31	29
Safe deposit box rental	7	7
Bank Owned Life Insurance income	64	66
ATM income	21	20
Other customer fees	13	9
Other service charges, commissions and fees	3	(1)
Total noninterest income	$664	$564

Noninterest Expense

Noninterest expense for the first three months of 2016 was $3,558, an increase of $183, or 5.4%, from $3,375 for the same period in 2015. The increase was primarily due to increases in salaries and employee benefits, director expense and ATM expense offset by decreases in regulatory and compliance expense, other real estate expense and insurance expense.

Salaries and employee benefits totaled $1,906 in the first three months of 2016, an increase of $173, or 10.0%, from $1,733 for the same period in 2015. This increase was primarily the result of a bonus paid to members of executive management combined with cost of living salary increases.

Director expense totaled $103 in the first three months of 2016, an increase of $49, or 90.7%, from $54 for the same period in 2015. This increase was primarily due to changes in the director fee schedule that became effective in the first quarter of 2016.

ATM expense totaled $203 in the first three months of 2016, an increase of $41, or 25.3%, from $162 for the same period in 2015. This increase was primarily the result of a change in interchange fees paid by the Bank that occurred in the later part of 2015.

Other real estate expense totaled $2 for the first three months of 2016, a decrease of $41, or 95.3%, from $43 for the same period in 2015. Other real estate expense decreased during the first three months of 2016 as a result of fewer properties being sold at a loss and fewer properties experiencing writedowns as a result of stabilization of real estate prices.

Regulatory and compliance expense totaled $96 in the first three months of 2016, a decrease of $76, or 44.2%, from $172 for the same period in 2015. The decrease was primarily due to a reduction in the Bank’s FDIC insurance expense premium as a result of the lifting of all regulatory orders.

Insurance expense totaled $54 in the first three months of 2016, a decrease of $28, or 34.1%, from $82 for the same period in 2015. The decrease was primarily due to a reduction in the Bank’s corporate insurance expense premium as a result of the lifting of all regulatory orders.

RESULTS OF OPERATIONS (Continued)

The table below shows noninterest expense for the three-month periods ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015
Salaries and employee benefits	$1,906	$1,733
Regulatory and compliance	96	172
Occupancy	255	241
Furniture and equipment	90	74
Data processing fees	313	296
Advertising and public relations	48	50
Operational expense	119	113
Other real estate expense	2	43
Other:
Loan expense	16	24
Legal	31	24
Audit and accounting fees	75	82
Postage and freight	66	67
Director expense	103	54
ATM expense	203	162
Amortization of intangible asset	33	34
Insurance expense	54	82
Printing	17	16
Other employee expenses	27	20
Dues & memberships	15	13
Miscellaneous taxes and fees	12	17
Federal Reserve and other bank charges	8	7
Other	69	51
Total noninterest expense	$3,558	$3,375

Income Taxes

The effective income tax rate was 39.02% for the three months ended March 31, 2016 and 0.0% for the three months ended March 31, 2015.

Due to economic condition and losses recognized between 2008 and 2011, the Company established a valuation allowance against all of its deferred tax assets.  During the fourth quarter of 2015, the Company determined that it is more likely than not that the asset can be realized through current and future taxable income.  As a result, the Company was able to reinstate all of its unrecognized deferred tax assets in the fourth quarter of 2015.  The Company has approximately $51,517 in net operating losses for state tax purposes and $23,685 for federal tax purposes to be utilized by future earnings as of March 31, 2016.

The Company currently has no unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods.  The Company does not expect any unrecognized tax benefits to significantly increase or decrease during the remainder of 2016.  It is the Company’s policy to recognize any interest accrued related to unrecognized tax benefits in interest expense, with any penalties recognized as operating expenses.

As of March 31, 2016, the Company had federal and state income tax net operating loss (NOL) carryforwards of $23,685 and $51,517, which will expire at various dates from 2020 through 2032. Such NOL carryforwards expire as follows:

	Federal	State
2020-2024	$—	$15,733
2025-2029	—	35,784
2030-2032	23,685	—

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

The Bank’s primary uses of cash are lending to its borrowers and investing in securities and short-term interest-earning assets. During the first three months of 2016, loan growth has outpaced deposit growth, and management believes this trend will continue throughout the remainder of 2016. In addition to funding loan growth, management plans to continue to utilize excess liquidity to invest in securities available for sale and time deposits in other financial institutions.

As a result of improvements in the Bank’s and the Company’s financial condition, management sought approval from its regulators to allow the Bank to pay dividends to the Company in an amount sufficient to allow the Company to pay all accrued but unpaid interest payments on its subordinated debentures during the fourth quarter of 2015.  The Company received all of the required regulatory approvals and in December 2015 made interest payments totaling $5,444 to the holders of the subordinated debt.  The Company also made its scheduled interest payment on its subordinated debentures in the first quarter of 2016.  As of March 31, 2016, the Company was current on all interest payments due related to its subordinated debentures.  The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters.  During the period in which it is deferring the payment of interest on its subordinated debentures, the indentures governing the subordinated debentures provide that the Company cannot pay any dividends on its Common Stock or preferred stock.

Also during the fourth quarter of 2015, the Company and Bank received permission for the Bank to pay additional dividends to the Company sufficient to allow it to redeem certain holders of the Company’s Series A Preferred Stock and fully redeem the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series B (the “Series B Preferred Stock”).  On December 23, 2015, the Company entered into redemption agreements with certain of the holders of the Series A Preferred Stock who collectively held 5,901 shares of the Series A Preferred Stock.  The Company agreed to pay $600 per share to redeem the shares.  The shares were redeemed on December 31, 2015.  Upon redemption, $2,360 of the Company’s equity that was attributable to the redeemed shares of Series A Preferred Stock was transferred to common equity as a result of the cash redemption amount being less than the face value of the redeemed shares.  Due to the restrictions on the Company’s ability to pay dividends, a total of $2,114 of dividends had been accrued as of the redemption date for the 5,901 shares that were redeemed.  Upon redemption, the accrued dividends were reversed, which reduced the amount of the Company’s accumulated deficit.

Also during the fourth quarter of 2015, the Company redeemed all of its Series B Preferred Stock for full face value and accrued dividends.  The Company paid a total of $1,374 for the redemption of the Series B Preferred Stock.

As a result of these redemptions, at December 31, 2015 the Company had accumulated $4,265 in deferred dividends on the 11,905 shares of the Series A Preferred Stock that were not redeemed.  As a result of the Charter Amendments approved by the Company’s shareholders in the first quarter of 2016 that modified the terms of the Series A Preferred Stock, these deferred dividends were reversed in the first quarter of 2016, resulting in a further reduction of a like amount to the Company’s accumulated deficit.  Under the terms of the Series A Preferred Stock, failure to pay dividends for six dividend periods triggers the holders’ right to elect two directors to an institution’s board.  Since the Company has deferred payments of dividends on the Series A Preferred Stock for more than six quarters, the holders of the Series A Preferred Stock have the right to elect up to two directors to the Company’s board of directors.

Additionally, because the Company had, until December 2015, deferred the payment of interest on its subordinated debentures, Properties was also prohibited from paying dividends on its issued and outstanding preferred stock and common stock until such time as the Company is current on the payment of interest on its subordinated debt.  On December 31, 2015, Properties paid $778 to the holders of its outstanding preferred stock inclusive of $562 paid to the Bank.  The payment was for accrued but unpaid dividends on the preferred stock and also fully redeemed the shares at face value.  Properties no longer has any shares of preferred stock outstanding.

As of March 31, 2016, the Company had total consolidated equity of $28,564.  The outstanding face value of the Company’s preferred stock was $7,738, resulting in equity attributable to common stock of $20,826.   As a result, the Company’s Tier 1 common equity ratio would have been reported as 2.24% as of March 31, 2016.    Unless the Company significantly changes its current capital structure, it is possible that we could be required to report this ratio at an unsatisfactory level if the Company were to become subject to the capital rules adopted implementing Basel III.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Following termination of the informal agreement the Bank had entered into with the FDIC and the Department, the Bank is no longer subject to restrictions from the Department on its ability to pay dividends to the Company (other than the restrictions under applicable Tennessee law limiting the amount of dividends a bank incorporated under the laws of the state of Tennessee may pay to its shareholders to the current year’s net income and any retained net income for the prior two years).  However, for so long as the Bank has negative retained earnings, as it did at March 31, 2016, the Bank must receive the prior approval of the FDIC before it may pay a dividend to the Company.  At March 31, 2016, with the prior approval of the FDIC, the Bank could dividend up to $10,916 to the Company, without the consent of the Commissioner of the Department.

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

At March 31, 2016, the Company had unfunded loan commitments outstanding of $36,820 and unfunded letters of credit of $1,760. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If the Company needed to fund these outstanding commitments, it has the ability to liquidate federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Company could sell participations in these or other loans to correspondent banks.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

At March 31, 2016 and December 31, 2015, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered “well-capitalized” under prompt corrective action guidelines and the ratios required by the Consent Order were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Regulatory Provisions(1)
March 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$44,903	14.15%	$25,395	8.00%	$31,743	10.00%
Consolidated	47,676	15.07%	25,314	8.00%	31,643	10.00%
Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$41,197	12.98%	$14,284	4.50%	$20,633	6.50%
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$41,197	12.98%	$19,046	6.00%	$25,395	8.00%
Consolidated	29,076	9.19%	12,657	4.00%	18,986	6.00%
Tier 1 Capital to average assets
Community First Bank & Trust	$41,197	8.97%	$18,379	4.00%	$22,973	5.00%
Consolidated	29,076	6.30%	18,462	4.00%	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Regulatory Provisions(1)
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$44,057	14.35%	$24,559	8.00%	$30,699	10.00%
Consolidated	36,896	11.91%	24,779	8.00%	30,974	10.00%
Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$40,159	12.89%	$14,015	4.50%	$20,245	6.00%
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$40,159	13.08%	$12,280	4.00%	$18,419	6.00%
Consolidated	21,963	7.09%	12,389	4.00%	18,584	6.00%
Tier 1 Capital to average assets
Community First Bank & Trust	$40,159	8.79%	$18,274	4.00%	$22,843	5.00%
Consolidated	21,963	4.82%	18,242	4.00%	N/A	N/A

(1)	Because the Company’s total assets were less than $1,000,000 at March 31, 2016, the Company was not, at that date, subject to capital level requirements at that level.

At its current capital ratios, the Bank is considered “well capitalized”. Because the Company’s total assets were less than $1,000,000 at March 31, 2016, it is not subject to capital requirements on a consolidated basis, but had it been, it would have been considered “well-capitalized” under applicable regulations. Despite improvements in our consolidated capital levels, a significant portion of our capital on a consolidated basis consists of preferred stock and subordinated debentures which require repayments.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

On April 26, 2016, the Company entered into a Preferred Stock Conversion Agreement (the “Conversion Agreement”) that provides for the conversion of all of the issued and outstanding shares of the Company’s Series A Preferred Stock, having a liquidation preference of $650 per share, into shares of the Company’s Common Stock.  Pursuant to the Conversion Agreement, each holder of shares of the Series A Preferred Stock, including the Company’s directors and executive officers that own such shares, will have each share of his or her Series A Preferred Stock converted into 136.84 shares of Common Stock (the “Conversion Shares”), representing an effective conversion price for each share of Common Stock of $4.75.  The total number of shares of Common Stock to be issued to any holder of the Series A Preferred Stock will be rounded down to the nearest whole number.  Under the terms of the Conversion Agreement, the Company is expected to issue an aggregate of 1,629,097 shares of Common Stock to the holders of the Series A Preferred Stock.  The issuance of the Conversion Shares was approved by the Company’s board of directors and separately by the members of the board of directors that do not own any shares of the Series A Preferred Stock.  Consummation of the transaction contemplated by the Conversion Agreement is subject to satisfaction of certain customary closing conditions, including receipt of all required governmental approvals, including those necessary to permit those holders of the Series A Preferred Stock that will own in excess of 10% of the Company’s outstanding Common Stock following the closing to acquire those shares.

On April 28, 2016, the Company filed a registration statement on Form S-1 with the SEC relating to a proposed public offering of up to 250,000 shares of its Common Stock pursuant to a rights offering (the “Rights Offering”).  The Company’s board of directors has set the close of business on May 10, 2016 as the record date for the shareholders of the Company who shall be entitled to receive the rights distributed by the Company in the Rights Offering.

Management continually monitors the Bank’s sources and uses of cash in order to plan for future liquidity needs. The Bank’s most potentially volatile funding liabilities are national market time deposits. The Bank reduced its reliance on these funding sources during 2015 and the first three months of 2016.  The Bank’s national market CDs was $4,463 at March 31, 2016 and $5,855 at December 31, 2015. Management is currently utilizing national market CDs to take advantage of the favorable rates in that sector of the deposit market.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management uses a gap simulation model that takes cash flows into consideration. These include mortgage-backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and negotiable order of withdrawal (“NOW”) accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing our pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest-bearing deposits that is actually repriceable within a year. Our cumulative one year gap position at March 31, 2016, was 0.69% of total assets. Our policy states that our one-year cumulative gap should not exceed 15% of total assets.

At March 31, 2016, $132,718 of $463,974 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year totaled $85,153, or 30.2% of total loans, including loans held for sale at March 31, 2016. As of March 31, 2016, we had $120,008 in time deposits maturing or repricing within one year.

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

March 31, 2016
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in net interest income	(2.56%)	(0.41%)	(3.35%)	(6.29%)

December 31, 2015
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in net interest income	(3.24%)	(0.97%)	(2.86%)	(7.73%)

Our economic value of equity simulation measures our long-term interest rate risk. The economic value is the difference between the market value of the assets and the liabilities and, technically, it is our liquidation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The technique is to apply rate changes and compute the value. The slope of the change between shock levels is a measure of the volatility of value risk. The slope is called duration. The greater the slope, the greater the impact or rate change on our long-term performance. Our policy guideline is that the maximum percentage change on economic value of equity cannot exceed plus or minus 10% on 100 basis point change and 20% on 200 basis point change. The following illustrates our equity at risk in the economic value of equity model.

March 31, 2016
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in equity at risk	(11.75%)	(4.53%)	-0.17%	(0.39%)

December 31, 2015
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in equity at risk	(11.44%)	(4.94%)	1.59%	0.89%

One of management’s objectives in managing our balance sheet for interest rate sensitivity is to reduce volatility in the net interest margin by matching, as closely as possible, the timing of the repricing of its interest rate sensitive assets with interest rate sensitive liabilities.

ITEM 4.	CONTROLS AND PROCEDURES

The Company, with the participation of its management, including the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Report. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

There were no changes in the Company’s internal control over financial reporting that occurred during the period covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.	OTHER INFORMATION
ITEM 1.	LEGAL PROCEEDINGS

Not applicable.

ITEM 1A.	RISK FACTORS

There have been no material changes in our "Risk Factors" as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description
3.1	Amended and Restated Charter of Community First, Inc., as amended (Restated for SEC filing purposes only)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community First, Inc.

(Registrant)

May 6, 2016	/s/ Louis E. Holloway
(Date)	Louis E. Holloway, Chief Executive Officer

May 6, 2016	/s/ Jon Thompson
(Date)	Jon Thompson, President and Chief Financial Officer