Form 10-Q
period 2016-06-30
COMMUNITY FIRST INC
filed 2016-08-15
CIK 1179500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  June 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  Common stock outstanding (no par value): 4,957,642 shares of common stock, no par value per share, as of August 15, 2016.

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Community First, Inc.

Consolidated Balance Sheets

June 30, 2016 (Unaudited) and December 31, 2015

(amounts in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
Assets
Cash and due from financial institutions	$49,181	$19,387
Time deposits in other financial institutions	24,924	24,305
Securities available for sale, at fair value	65,851	118,824
Loans held for sale, at fair value	478	156
Loans	297,186	264,469
Allowance for loan losses	(3,724)	(4,275)
Net loans	293,462	260,194
Restricted equity securities, at cost	1,727	1,727
Premises and equipment, net	11,410	11,673
Accrued interest receivable	1,022	1,140
Core deposit and customer relationship intangibles, net	871	941
Other real estate owned, net	5,057	7,828
Bank owned life insurance	10,258	10,132
Other assets	12,722	13,633
Total Assets	$476,963	$469,940
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$78,072	$71,874
Interest-bearing	343,139	344,840
Total Deposits	421,211	416,714
Subordinated debentures	23,000	23,000
Accrued interest payable	481	434
Other liabilities	2,897	6,827
Total Liabilities	447,589	446,975

Community First, Inc.

Consolidated Balance Sheets

June 30, 2016 (Unaudited) and December 31, 2015

(Continued)

(amounts in thousands, except share and per share data)

	June 30, 2016	December 31, 2015
Shareholders’ Equity
Preferred stock, no par value. Authorized 2,500,000 shares; 5% noncumulative, 0 issued and outstanding with liquidation value of $0 at June 30, 2016 and 9% cumulative, 11,905 issued and outstanding with liquidation value of $16,170 at December 31, 2015.	—	11,905
Common stock, no par value; Authorized 10,000,000 shares; 4,966,691 shares issued and outstanding at June 30, 2016 and 3,275,900 shares issued and outstanding at December 31, 2015.	42,961	30,972
Accumulated deficit	(12,470)	(18,066)
Accumulated other comprehensive loss, net	(1,117)	(1,846)
Total Shareholders' Equity	29,374	22,965
Total Liabilities and Shareholders’ Equity	$476,963	$469,940

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income

Six Months and Three Months Ended June 30, 2016 and 2015

(Unaudited)

(amounts in thousands, except share and per share data)	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Interest income
Loans, including fees	$7,257	$6,910	$3,758	$3,494
Taxable securities	1,120	915	496	453
Tax-exempt securities	15	25	6	11
Federal funds sold and other	204	177	104	84
Total interest income	8,596	8,027	4,364	4,042
Interest expense
Deposits	993	996	494	500
Subordinated debentures and other	373	400	187	203
Total interest expense	1,366	1,396	681	703
Net interest income	7,230	6,631	3,683	3,339
Provision for loan losses	(578)	(1,563)	(0)	(1,106)
Net interest income after provision for loan losses	7,808	8,194	3,683	4,445
Noninterest income
Service charges on deposit accounts	926	870	473	460
Gain on sale of loans	92	49	57	26
Gain on sale of securities available for sale	206	1	169	-
Other	284	277	145	147
Total noninterest income	1,508	1,197	844	633
Noninterest expense
Salaries and employee benefits	3,744	3,464	1,838	1,731
Regulatory and compliance	197	347	101	175
Occupancy	505	477	250	236
Furniture and equipment	174	148	84	74
Data processing fees	622	601	309	305
Advertising and public relations	87	97	39	47
Operational expense	226	241	107	128
Other real estate owned expense	36	253	34	210
Other	1,474	1,322	745	669
Total noninterest expenses	7,065	6,950	3,507	3,575
Income before income tax expense	2,251	2,441	1,020	1,503

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income

Six Months and Three Months Ended June 30, 2016 and 2015

(Unaudited, Continued)

(amounts in thousands, except share and per share data)	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Income tax expense	823	—	342	—
Net income	1,428	2,441	678	1,503
Preferred stock dividends reversed/(accrued), net	4,265	(834)	(0)	(419)
Net income available to common shareholders	$5,693	$1,607	$678	$1,084
Income per share available to common shareholders
Basic	$1.75	$0.49	$0.21	$0.33
Diluted	$1.75	0.49	$0.21	0.33
Weighted average common shares outstanding
Basic	3,255,151	3,275,096	3,257,979	3,275,168
Diluted	3,255,151	3,275,096	3,257,979	3,275,168
Comprehensive Income
Net income	$1,428	$2,441	$678	$1,503
Reclassification adjustment for realized gains included in net income, net of income taxes of $79 and $65 for the six months and three months ended June 30, 2016, respectively and $0 for the six months and three months ended June 30, 2015	(127)	(1)	(104)	—
Unrealized (losses) gains on securities, net of income taxes of $327 and $127 for the six months and three months ended June 30, 2016, respectively, and $0 for the six months and three months ended June 30, 2015	856	(309)	330	(701)
Comprehensive income	$2,157	$2,131	$904	$802

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

Six Months Ended June 30, 2016

(Unaudited)

(amounts in thousands, except share and per share data)

	Common Shares	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Equity
Balance at January 1, 2016	3,275,900	$11,905	$30,972	$(18,066)	$(1,846)	$22,965
Sale of shares of common stock	1,438	—	5	—	—	5
Shares of common stock issued in connection with employee stock grant	20,257	—	79	—	—	79
Restricted shares of common stock issued pursuant to 2016 Equity Incentive Plan	39,999	—	—	—	—	—
Dividends declared and paid on preferred stock	—	—	—	(97)	—	(97)
Forgiveness of dividends accrued on preferred stock, net	—	—	—	4,265	—	4,265
Reduction of preferred stock face value	—	(4,167)	4,167	—	—	—
Conversion of preferred stock to common stock	1,629,097	(7,738)	7,738
Net income	—	—	—	1,428	—	1,428
Reclassification adjustment for realized gains included in net income, net of $79 income taxes	—	—	—	—	(127)	(127)
Change in unrealized loss on securities available for sale, net of $504 income tax	—	—	—	—	856	856
Balance at June 30, 2016	4,966,691	$—	$42,961	$(12,470)	$(1,117)	$29,374

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2016 and 2015

(Unaudited)

(amounts in thousands, except share and per share data )	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities
Net income	$1,428	$2,441
Adjustments to reconcile net income to net cash from operating activities
Depreciation	308	282
Amortization on securities, net	445	422
Core deposit intangible amortization	70	70
Reversal of provision for loan losses	(578)	(1,563)
Loans originated for sale	(2,939)	(1,749)
Proceeds from sale of loans	2,713	1,748
Gain on sale of loans	(92)	(49)
Decrease/(increase) in accrued interest receivable	118	(46)
Increase in accrued interest payable	47	471
Net collected loan recoveries	27	—
Increase in surrender value of bank owned life insurance	(126)	(133)
Gain on sale of securities	(206)	(1)
Net write down of other real estate owned	108	329
Other, net	841	101
Net cash provided from operating activities	2,164	2,323
Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(1,410)	(22,186)
Sales:
Mortgage-backed securities	46,476	1,930
Other	—	1,730
Maturities, prepayments, and calls:
Mortgage-backed securities	7,840	7,266
Other	1,010	—
Net increase in loans	(32,690)	(9,064)
Proceeds from sales of other real estate owned	2,663	3,426
(Increase)/decrease in time deposits in other financial institutions	(619)	2,002
Purchase of premises and equipment	(45)	(180)
Net cash provided from/(used in) investing activities	23,225	(15,076)

Community First, Inc.

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2016 and 2015

(Unaudited, Continued)

(amounts in thousands, except share and per share data )	Six Months Ended June 30,
	2016	2015
Cash flows from financing activities
Net increase in deposits	4,497	9,514
Proceeds from issuance of common stock	5	9
Cash paid for preferred stock dividends	(97)	—
Net cash provided from financing activities	4,405	9,523
Net increase/(decrease) in cash and cash equivalents	29,794	(3,230)
Cash and cash equivalents at beginning of period	19,387	38,256
Cash and cash equivalents at end of period	$49,181	$35,026

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$1,319	$925
Income taxes paid	29	16
Supplemental noncash disclosures
Preferred stock dividends accrued but not paid	—	834
Subordinated debenture interest accrued but not paid	14	400
Forgiveness of Series A Preferred Stock accrued dividends, net	4,265	—
Reduction of Series A Preferred Stock liquidation value	4,167	—
Executive stock grant	79	—

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2016

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

The unaudited consolidated financial statements as of June 30, 2016 and for the six-month and three-month periods ended June 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the information.  They do not include all the information and footnotes required by GAAP for complete financial statements.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the 2015 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 9, 2016 (File No. 000-49966) (the “2015 Form 10-K”).

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

June 30, 2016

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

June 30, 2016

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

NOTE 2 - SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at June 30, 2016 and December 31, 2015 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), net of applicable income taxes:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2016
Mortgage-backed (residential)	$63,394	$716	$(11)	$64,099
State and municipal	1,693	59	—	1,752
Total	$65,087	$775	$(11)	$65,851
December 31, 2015
Mortgage-backed (residential)	$116,537	$176	$(619)	$116,094
State and municipal	2,705	26	(1)	2,730
Total	$119,242	$202	$(620)	$118,824

The proceeds from sales of securities and the associated gains and losses are listed below:

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Proceeds	$46,476	$3,660	$31,762	$252
Gross gains	237	21	190	—
Gross losses	(31)	(20)	(21)	—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2016

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

	June 30, 2016
	Amortized Cost	Fair Value
Due in one year or less	$382	$384
Due after one through five years	102	106
Due after five through ten years	1,078	1,122
Due after ten years	131	140
Mortgage backed (residential)	63,394	64,099
Total	$65,087	$65,851

At June 30, 2016 and December 31, 2015, respectively, securities totaling $46,209 and $46,757 were pledged to secure public deposits.

The Company did not hold securities of any one issuer with a face amount greater than 10% of shareholders’ equity as of June 30, 2016 or December 31, 2015.

The following table summarizes securities with unrealized losses at June 30, 2016 and December 31, 2015 aggregated by major security type and length of time in a continuous unrealized loss position:

June 30, 2016	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Mortgage-backed (residential)	$1,405	$(11)	$—	$—	$1,405	$(11)
Total temporarily impaired	$1,405	$(11)	$—	$—	$1,405	$(11)

December 31, 2015	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Mortgage-backed (residential)	$91,293	$(614)	$311	$(5)	$91,604	$(619)
State and municipals	403	(1)	—	—	403	(1)
Total temporarily impaired	$91,696	$(615)	$311	$(5)	$92,007	$(620)

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

June 30, 2016

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

As of June 30, 2016, the Company’s securities portfolio consisted of 45 securities, 1 of which were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company did not have at June 30, 2016 the intent to sell these securities and at that date it was likely that it would not be required to sell the securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at June 30, 2016.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

NOTE 3 - LOANS

Loans outstanding by category at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016	December 31, 2015
Real estate construction:
Residential construction	$15,669	$11,191
Other construction	12,386	10,178
1-4 family residential:
Revolving, open ended	13,354	15,278
First liens	92,484	83,441
Junior liens	2,188	1,781
Commercial real estate:
Farmland	7,196	7,855
Owner occupied	58,966	50,334
Non-owner occupied	62,403	53,175
Other real estate secured loans	6,258	6,369
Commercial, financial and agricultural:
Agricultural	1,406	1,053
Commercial and industrial	18,295	17,184
Consumer	6,475	6,476
Tax exempt	4	4
Other	102	150
	$297,186	$264,469

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

NOTE 3 – LOANS (Continued)

The following tables present activity in allowance for loan losses and the outstanding loan balance by portfolio segment and are based on impairment methods as of June 30, 2016 and 2015. The balances for “recorded investment” in the following tables related to credit quality do not include approximately $807, $764 and $792 in accrued interest receivable at June 30, 2016, June 30, 2015 and December 31, 2015, respectively. Accrued interest receivable is a component of the Company’s recorded investment in loans.

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Six Months Ended June 30, 2016
Activity in the allowance for loan losses:
Beginning Balance	$873	$1,679	$720	$12	$588	$17	$—	$—	$386	$4,275
Charge-offs	—	(5)	—	—	—	—	—	(12)	—	(17)
Recoveries	3	19	6	—	2	1	—	13	—	44
Provision	(154)	(201)	(85)	(12)	2	(3)	—	(1)	(124)	(578)
Total ending allowance balance	$722	$1,492	$641	—	$592	$15	—	—	$262	$3,724
Six Months Ended June 30, 2015
Activity in the allowance for loan losses:
Beginning Balance	$892	$2,332	$994	$22	$399	$22	$—	$—	$510	$5,171
Charge-offs	—	(87)	—	—	(21)	—	—	(15)	—	(123)
Recoveries	128	69	613	—	228	3	—	14	—	1,055
Provision	(245)	(298)	(765)	—	(192)	(7)	—	1	(57)	(1,563)
Total ending allowance balance	$775	$2,016	$842	$22	$414	$18	—	—	$453	$4,540

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

NOTE 3 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Three months ended June 30, 2016
Activity in the allowance for loan losses:
Beginning Balance	$580	$1,554	$669	$—	$578	$15	$—	$—	$310	$3,706
Charge-offs	—	—	—	—	—	—	—	(8)	—	(8)
Recoveries	3	10	4	—	1	—	—	8	—	26
Provision	139	(72)	(32)	—	13	—	—	—	(48)	—
Total ending allowance balance	722	1,492	641	—	592	15	—	—	262	3,724
Three months ended June 30, 2015
Activity in the allowance for loan losses:
Beginning Balance	$863	$2,125	$889	$14	$434	$16	$—	$—	$486	$4,827
Charge-offs	—	—	—	—	—	—	—	(7)	—	(7)
Recoveries	25	53	563	—	179	1	—	5	—	826
Provision	(113)	(162)	(610)	8	(199)	1	—	2	(33)	(1,106)
Total ending allowance balance	$775	$2,016	$842	$22	$414	$18	$—	$—	$453	$4,540

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

NOTE 3 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Ending allowance balance attributable to loans at June 30, 2016:
Individually evaluated for impairment	$—	$73	$121	$—	$121	$1	$—	$—	$—	$316
Collectively evaluated for Impairment	722	1,419	520	—	471	14	—	—	262	3,408
Total ending allowance balance	$722	$1,492	$641	$—	$592	$15	$—	$—	$262	$3,724
Ending allowance balance attributable to loans at December 31, 2015:
Individually evaluated for impairment	$—	$84	$134	$—	$121	$1	$—	$—	$—	$340
Collectively evaluated for Impairment	873	1,595	586	12	467	16	—	—	386	3,935
Total ending allowance balance	$873	$1,679	$720	$12	$588	$17	$—	$—	$386	$4,275
Loans at June 30, 2016:
Individually evaluated for impairment	$4	$1,996	$5,440	$—	$232	$12	$—	$—		$7,684
Collectively evaluated for impairment	28,051	106,030	123,125	6,258	19,469	6,463	4	102		289,502
Total loans balance	$28,055	$108,026	$128,565	$6,258	$19,701	$6,475	$4	$102		$297,186
Loans at December 31, 2015:
Individually evaluated for impairment	$50	$2,179	$5,488	$—	$233	$14	$—	$—		$7,964
Collectively evaluated for impairment	21,319	98,321	105,876	6,369	18,004	6,462	4	150		256,505
Total loans balance	$21,369	$100,500	$111,364	$6,369	$18,237	$6,476	$4	$150		$264,469

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

NOTE 3 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the six months ended June 30, 2016:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Other construction	$4	$4	$—	$16	$—	$—
1-4 family residential:
Revolving, open ended	35	35	—	41	1	1
First liens	402	402	—	398	9	17
Junior liens	20	20	—	13	1	1
Commercial real estate:
Farmland	125	125	—	111	6	6
Owner occupied	1,172	1,172	—	1,179	26	26
Non-owner occupied	31	31	—	31	1	1
Commercial, financial and agricultural
Commercial and industrial	12	8	—	9	—	—
Consumer	—	—	—	2	—	—
Total with no related allowance recorded	1,801	1,797	—	1,800	44	52
With an allowance recorded:
Real estate construction:
Other construction	—	—	—	3	—	—
1-4 family residential:
Revolving, open ended	33	33	29	33	1	1
First liens	1,506	1,506	44	1,593	40	39
Commercial real estate:
Owner occupied	3,023	3,023	97	3,055	69	85
Non-owner occupied	1,089	1,089	24	1,093	30	32
Commercial, financial and agricultural
Commercial and industrial	224	224	121	224	7	11
Consumer	12	12	1	11	—	—
Total with an allocated allowance recorded	5,887	5,887	316	6,012	147	168
Total	$7,688	$7,684	$316	$7,812	$191	$220

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

NOTE 3 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the three months ended June 30, 2016:

	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Other construction	$2	$—	$—
1-4 family residential:
Revolving, open ended	34	—	—
First liens	406	15	15
Junior liens	20	1	1
Commercial real estate:
Farmland	126	3	3
Owner occupied	1,176	12	12
Non-owner occupied	31	—	—
Commercial, financial and agricultural
Commercial and industrial	9	—	—
Consumer	1	—	—
Total with no related allowance recorded	1,805	31	31
With an allowance recorded:
Real estate construction:
Other construction	2	—	—
1-4 family residential:
Revolving, open ended	33	—	—
First liens	1,536	20	21
Commercial real estate:
Owner occupied	3,036	32	34
Non-owner occupied	1,092	15	15
Commercial, financial and agricultural
Commercial and industrial	224	2	2
Consumer	11	—	—
Total with an allocated allowance recorded	5,934	69	72
Total	$7,739	$100	$103

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

NOTE 3 – LOANS (Continued)

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

June 30, 2016

(Unaudited)

NOTE 3 – LOANS (Continued)

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

June 30, 2016

(Unaudited)

NOTE 3 – LOANS (Continued)

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

Troubled Debt Restructurings

The Company has $7,651 of loans with allocated specific reserves of $287 to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2016 compared to $7,932 with allocated specific reserves of $311 at December 31, 2015.  The Company lost $5 and $37 of interest income in the six months and $2 and $3 of interest income in the three months ended June 30, 2016 and 2015, respectively, that would have been recorded in interest income if the specific loans had not been restructured.  The Bank had no commitments to lend additional funds to loans classified as troubled debt restructurings at June 30, 2016 or December 31, 2015.

During the first six months of 2016, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or granting of amortization terms for balloon notes that are longer than the Bank’s typical practice.

Modifications involving a reduction of the stated interest rate and extension of the maturity date of the loan were for periods ranging from six months to two years.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

NOTE 3 – LOANS (Continued)

Loans classified as troubled debt restructurings are included in impaired loans.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2016	27	$7,932
Additional loans with concessions	1	26
Reductions due to:
Reclassified as nonperforming	—	—
Paid in full	—	—
Charge-offs	—	—
Transfer to other real estate owned	—	—
Principal paydowns	—	(307)
Lapse of concession period	—	—
TDR reclassified as performing loan	—	—
Totals at June 30, 2016	28	$7,651

The following table presents loans by class modified as troubled debt restructurings that occurred during the first six months of 2016 and 2015:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
June 30, 2016
1-4 family residential:
First liens	1	$26	$26
Total	1	$26	$26
June 30, 2015
Real estate construction:
Other construction	1	$52	$52
1-4 family residential:
First liens	2	1,677	1,677
Commercial real estate:
Non-owner occupied	1	1,113	1,113
Total	4	$2,842	$2,842

Troubled debt restructurings described in the table above had an outstanding balance of $23 at June 30, 2016. There was no increase for the allowance for loan losses during the first six months of 2016.  Troubled debt restructurings still accruing interest totaled $7,033 and $6,729 at June 30, 2016 and December 31, 2015, respectively.

A loan is considered to be in payment default once it is more than 90 days contractually past due under the modified terms.  There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the first six months of 2016 or 2015.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

NOTE 3 – LOANS (Continued)

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing by class of loans as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Nonaccrual	Loans past due over 90 days still accruing	Nonaccrual	Loans past due over 90 days still accruing
Real estate construction:
Other construction	$19	$—	$16	$—
1-4 family residential:
Revolving, open ended	91	—	82	—
First liens	784	—	173	—
Commercial real estate:
Farmland	81	—	82	—
Owner occupied	221
Non-owner occupied	421	—	—	—
Commercial, financial and agricultural:
Commercial and industrial	—	—	12	—
Consumer	11	—	—	—
Other loans	—	—	10	—
Total	$1,628	$—	$375	$—

The following table presents the aging of the recorded investment in past due loans, including nonaccrual loans as of June 30, 2016 and December 31, 2015 by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
June 30, 2016
Real estate construction:
Residential construction	$—	$—	$—	$—	$15,669	$15,669
Other construction	—	—	—	—	12,386	12,386
1-4 family residential:
Revolving, open ended	114	—	—	114	13,240	13,354
First liens	491	7	—	498	91,986	92,484
Junior liens	—	—	—	—	2,188	2,188
Commercial real estate:
Farmland	—	—	—	—	7,196	7,196
Owner occupied	—	—	—	—	58,966	58,966
Non-owner occupied	—	—	—	—	62,403	62,403
Other real estate secured loans	—	—	—	—	6,258	6,258
Commercial, financial and agricultural:
Agricultural	126	—	—	126	1,280	1,406
Commercial and industrial	400	—	—	400	17,895	18,295
Consumer	46	—	—	46	6,429	6,475
Tax exempt	—	—	—	—	4	4
Other loans	—	—	—	—	102	102
Total	$1,177	$7	$—	$1,184	$296,002	$297,186

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

NOTE 3 – LOANS (Continued)

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

June 30, 2016

(Unaudited)

NOTE 3 – LOANS (Continued)

Impaired loans are evaluated separately from other loans in the Bank’s portfolio.  Credit quality information related to impaired loans was presented above and is excluded from the tables below.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of June 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful
June 30, 2016
Real estate construction:
Residential construction	$15,669	$—	$—	$—	$—
Other construction	11,939	72	7	365	—
1-4 family residential:
Revolving, open ended	12,999	218	—	68	—
First liens	79,602	10,218	7	752	—
Junior liens	2,168	—	—	—	—
Commercial real estate:
Farmland	4,685	701	—	1,684	—
Owner occupied	52,541	2,228	—	—	—
Non-owner occupied	59,686	1,177	—	421	—
Other real estate loans	6,258	—	—	—	—
Commercial, financial and agricultural:
Agricultural	1,279	126	—	—	—
Commercial and industrial	16,301	1,362	—	400	—
Consumer	6,415	41	—	7	—
Tax exempt	4	—	—	—	—
Other loans	102	—	—	—	—
Total	$269,648	$16,143	$14	$3,697	$—

	Pass	Watch	Special Mention	Substandard	Doubtful
December 31, 2015
Real estate construction:
Residential construction	$11,147	$45	$—	$—	$—
Other construction	8,182	47	7	1,891	—
1-4 family residential:
Revolving, open ended	14,816	77	—	295	—
First liens	70,656	10,064	—	630	—
Junior liens	1,783	—	—	—	—
Commercial real estate:
Farmland	5,897	185	—	1,691	—
Owner occupied	43,953	2,104	—	—	—
Non-owner occupied	50,473	1,183	—	390	—
Other real estate loans	6,369	—	—	—	—
Commercial, financial and agricultural:
Agricultural	1,043	10	—	—	—
Commercial and industrial	15,452	1,099	—	400	—
Consumer	6,438	16	—	8	—
Tax exempt	4	—	—	—	—
Other loans	150	—	—	—	—
Total	$236,363	$14,830	$7	$5,305	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

NOTE 4 - INCOME PER SHARE

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Basic
Net income	$1,428	$2,441	$678	$1,503
Less: Preferred stock dividends reversed/(accrued)	4,265	(834)	—	(419)
Net Income available to common stock	$5,693	$1,607	$678	$1,084
Weighted common shares outstanding including participating securities	3,295,150	3,275,096	3,297,978	3,275,168
Less: Participating securities	(39,999)	—	(39,999)	—
Weighted average shares	3,255,151	3,275,096	3,257,979	3,275,168
Basic net income per share	$1.75	$0.49	$0.21	$0.33
Diluted
Net income available to common stock	$5,693	$1,607	$678	$1,084
Weighted average common shares	3,255,151	3,275,096	3,257,979	3,275,168
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—
Average common shares and dilutive potential common shares outstanding	3,255,151	3,275,096	3,257,979	3,275,168
Diluted net income per share	$1.75	$0.49	$0.21	$0.33

At June 30, 2016 and 2015, respectively, stock options for 27,550 and 47,800 shares of common stock were not considered in computing diluted net income per share for the six-month and three-month periods ended June 30, 2016 and 2015 because they were antidilutive.

NOTE 5 - INCOME TAXES

The Company recorded $823 of income tax expense for the six months and $342 for the three months ended June 30, 2016, which is an effective tax rate of 36.56% and 33.53%, respectively.  Due to economic conditions and losses recognized between 2008 and 2015, the Company established a valuation allowance against materially all of its deferred tax assets.  Due to improvements in the Company’s performance and overall condition, management determined during the fourth quarter of 2015 that it is more likely than not that the Company’s deferred tax asset can be realized through current and future taxable income.  The Company has approximately $50,549 in net operating losses for state tax purposes that begin to expire in 2020 and $22,723 for federal tax purposes that begin to expire in 2031 to be utilized by future earnings.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

NOTE 6 - FAIR VALUE

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Mortgage-Backed Securities:  The Company uses an independent third party to value its mortgage-backed securities, which are obligations that are not backed by the full faith and credit of the United States government and consist of Government Sponsored Entities that either issue the securities or guarantee the collection of principal and interest payments thereon. The third party’s valuation approach uses relevant information generated by recently executed transactions that have occurred in the market place that involve similar assets, as well as using cash flow information when necessary. These inputs are observable, either directly or indirectly in the market place for similar assets. The Company considers these valuations to be Level 2 pricing; however, when the securities are added to the portfolio after the third party’s system-wide market value monthly update, the valuations are considered Level 3 pricing.

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

Loans Held for Sale: Generally, the fair value of loans held for sale is based on what secondary markets are currently offering for loans with similar characteristics or based on an agreed upon sales price with third party investors and typically result in a Level 2 classification of the inputs for determining fair value.  The Company has elected to carry mortgage loans held for sale at fair value on a recurring basis as permitted under the guidance in ASC 825 – Financial Instruments.

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

June 30, 2016

(Unaudited)

NOTE 6 - FAIR VALUE (Continued)

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

Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements at June 30, 2016 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
Mortgage-backed (residential)	$64,099	$64,099	$—
State and municipals	1,752	1,752	—
Total available for sale securities	65,851	65,851	—
Loans held for sale	478	478	—

		Fair Value Measurements at December 31, 2015 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
Mortgage-backed (residential)	$116,094	$116,094	$—
State and municipals	2,730	2,629	101
Total available for sale securities	118,824	118,723	101
Loans held for sale	156	156	—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

NOTE 6 - FAIR VALUE (Continued)

There were no transfers among fair value pricing levels during the six months or three months ended June 30, 2016 and 2015.

The following table summarizes the differences between the fair value and the principal balance for loans held for sale measured at fair value as of June 30, 2016 and December 31, 2015:

	June 30, 2016			December 31, 2015
	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale, in secondary market	$478	$471	$7	$156	$153	$3

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six-month and three-month periods ended June 30, 2016 and 2015:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) State and County Municipal Securities
	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Beginning balance	$101	$103	$100	$103
Securities sold	(100)	—	(100)	—
Change in fair value	(1)	(1)	—	(1)
Ending balance	$—	$102	$—	$102

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	June 30, 2016
	Carrying Value	Fair Value Measurements using other significant unobservable inputs (Level 3)
Assets:
Impaired loans:
Real estate construction	$4	$4
Commercial real estate	206	206
Commercial, financial and agricultural	111	111
Total impaired loans	321	321
Other real estate owned:
Construction and development	2,104	2,104
Non-farm, non-residential	2,005	2,005
Total other real estate owned	4,109	4,109

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

 NOTE 6 - FAIR VALUE (Continued)

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

Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $486 at June 30, 2016, with a valuation allowance of $165, resulting in no additional provision for loan losses for the six-month period ended June 30, 2016. No additional provision was recorded in the first six months of 2015 on impaired loans. Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $490, with a valuation allowance of $166, resulting in no additional provision for loan losses for the year ended December 31, 2015.

Other real estate owned, measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $4,109, which is made up of the outstanding balance of $5,357, net of a valuation allowance of $1,248 at June 30, 2016, resulting in no write-down  charged to expense in the six months ended June 30, 2016, compared to no write-down charged to expense in the six months ended June 30, 2015. Net carrying amount was $6,320 at December 31, 2015, which was made up of the outstanding balance of $8,188, net of a valuation allowance of $1,868.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

NOTE 6 - FAIR VALUE (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments at fair value on a non-recurring basis at June 30, 2016:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (1)
Impaired Loans:
Real estate construction	$4	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (0.0%) (0.0%)
Commercial real estate	$206	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (8.0%) (8.0%)
Commercial, financial and agricultural	$111	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (0.0%) (0.0%)
Other real estate owned:
Construction and development	$2,104	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (0.0%) (0.0%)
Non-farm, non-residential	$2,005	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) - (8.25%) (0.4%)

(1)

The range presented in the table reflects the discounts applied by the independent appraiser in arriving at their conclusion of market value. Management applies an additional 15% discount to the appraiser’s conclusion of market value to arrive at fair value.

Carrying amount and estimated fair values of significant financial instruments at June 30, 2016 and December 31, 2015 were as follows:

	June 30, 2016
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$49,181	$49,181	$49,181	$—	$—
Time deposits in other financial institutions	24,924	24,910	—	24,910	—
Securities available for sale	65,851	65,851	—	65,851	—
Loans, net of allowance	293,462	281,556	—	—	281,556
Restricted equity securities	1,727	NA	NA	NA	NA
Financial liabilities
Deposits with stated maturities	200,224	201,161	—	201,161	—
Deposits without stated maturities	220,987	220,987	220,987	—	—
Subordinated debentures	23,000	23,000	—	—	23,000

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

NOTE 6 - FAIR VALUE (Continued)

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

Prompt corrective action regulations classify banks into one of five capital categories depending on how well they meet their minimum capital requirements.  Although these terms are not used to represent the overall financial condition of a bank, the classifications are:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  If adequately capitalized or worse, or subject to a written agreement, consent order, or cease and desist order requiring higher minimum capital levels, regulatory approval would be required for the Bank to accept, renew or rollover brokered deposits.  If a bank is classified as undercapitalized or worse, its capital distributions are restricted, as is its asset growth and expansion, and capital restoration plans are required.  At June 30, 2016, the Bank’s and the Company’s capital ratios were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action. Because the Company’s total assets were less than $1,000,000 at June 30, 2016, the Company is not required to maintain certain capital levels.

On February 29, 2016, the Company was notified by the Federal Reserve Bank of Atlanta (the “FRB-Atlanta”) that the written agreement the Company had entered into in the second quarter of 2012 (the “Written Agreement”) with the FRB-Atlanta had been terminated as of February 29, 2016.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

NOTE 7 – REGULATORY MATTERS (Continued)

The Company’s principal source of funds for dividend and/or interest payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid by the Bank in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements described above.  In addition, for so long as the Bank has negative retained earnings, as it did at June 30, 2016, the Bank must receive the prior approval of the FDIC before it may pay a dividend to the Company.  At June 30, 2016, with the approval of the FDIC, the Bank could dividend up to $11,789 to the Company, without the consent of the Commissioner of the Tennessee Department of Financial Institutions (the “Department”).

Banks and bank holding companies with total assets in excess of $1,000,000 are subject to various regulatory capital requirements administered by State and Federal banking agencies.  The Company’s and the Bank’s capital amounts and ratios at June 30, 2016 and December 31, 2015, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2016
Total Capital to risk weighted assets
Community First Bank & Trust	$46,041	14.32%	$25,714	8.00%	$32,142	10.00%
Consolidated	43,140	13.34%	25,876	8.00%	32,345	10.00%
Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$42,318	13.17%	$14,464	4.50%	$20,892	6.50%
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$42,318	13.17%	$19,285	6.00%	$25,714	8.00%
Consolidated	21,489	6.64%	12,938	4.00%	19,407	6.00%
Tier 1 Capital to average assets
Community First Bank & Trust	$42,318	9.13%	$18,530	4.00%	$23,163	5.00%
Consolidated	21,489	4.59%	18,726	4.00%	N/A	N/A
December 31, 2015
Total Capital to risk weighted assets
Community First Bank & Trust	$44,057	14.35%	$24,559	8.00%	$30,699	10.00%
Consolidated	36,896	11.91%	24,779	8.00%	30,974	10.00%
Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$40,159	12.89%	$14,015	4.50%	$20,245	6.50%
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$40,159	13.08%	$18,687	6.00%	$24,916	8.00%
Consolidated	21,963	7.09%	12,389	4.00%	18,584	6.00%
Tier 1 Capital to average assets
Community First Bank & Trust	$40,159	8.79%	$18,274	4.00%	$22,843	5.00%
Consolidated	21,963	4.82%	18,242	4.00%	N/A	N/A

(1)	Because the Company’s total assets were less than $1,000,000 at June 30, 2016, the Company was not, at that date, subject to capital level requirements at that level.

The Bank’s capital ratios at June 30, 2016 were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

NOTE 7 – REGULATORY MATTERS (Continued)

Because the Company’s total assets were less than $1,000,000 at June 30, 2016, the Company is not required to meet certain capital level requirements.  Had the Company’s assets exceeded $1,000,000 at that date, the Company’s capital levels at June 30, 2016 would have been considered “well capitalized”.

In July 2013, the Federal banking regulators, in response to the statutory requirements of The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), adopted new regulations implementing the Basel Capital Adequacy Accord (“Basel III”) and the related minimum capital ratios. These capital requirements which were effective January 1, 2015 and apply to banks and bank holding companies with total assets in excess of $1,000,000, include a new “Common Equity Tier 1 Ratio”, which has stricter rules as to what qualifies as Common Equity Tier 1 Capital.  A summary of the changes to the regulatory capital ratios are as follows:

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2016

(Unaudited)

NOTE 8 – PREFERRED STOCK RESTRUCTURE

On February 25, 2016 holders of the Company’s Series A Preferred Stock and the Company’s common stock, no par value per share (the “Common Stock”), approved a collection of amendments to the Company’s charter (the “Charter Amendments”) to modify the terms of the Company’s Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) to, among other things, (i) cancel the amount of undeclared dividends in respect of the Series A Preferred Stock; (ii) reduce the liquidation preference on the Series A Preferred Stock to $650 per share plus the amount of any declared and unpaid dividends, without accumulation of any undeclared dividends; (iii) reduce the dividend rate payable on the Series A Preferred Stock from 9% per annum to 5% per annum; (iv) change the designation of the Series A Preferred Stock from “Cumulative” to “Non-Cumulative” and change the rights of the holders of the Series A Preferred Stock such that dividends or distributions on the Series A Preferred Stock will not accumulate unless declared by the Company’s board of directors and subsequently not paid; and (v) eliminate the restrictions on the Company’s ability to pay dividends or make distributions on, or repurchase, shares of its Common Stock or other junior stock or stock ranking in parity with the Series A Preferred Stock prior to paying accumulated but undeclared dividends or distributions on the Series A Preferred Stock.  The Charter Amendments were effective on February 26, 2016.  As a result of the Charter Amendments in the first quarter of 2016, the Company reversed $4,386 of accrued dividends on the Series A Preferred Stock that reduced the Company’s accumulated deficit by the same amount and $4,167 of face value that increased the Company’s additional paid-in capital, which is included in Common Stock, by the same amount.

On April 26, 2016, the Company entered into a Preferred Stock Conversion Agreement (the “Conversion Agreement”) that provided for the conversion of all of the issued and outstanding shares of the Company’s Series A Preferred Stock, having a liquidation preference of $650 per share, into shares of the Company’s Common Stock. Pursuant to the Conversion Agreement, each holder of shares of the Series A Preferred Stock, including the Company’s directors and executive officers that owned such shares, had each share of his or her Series A Preferred Stock converted into 136.84 shares of Common Stock (the “Conversion Shares”) as of June 30, 2016, representing an effective conversion price for each share of Common Stock of $4.75.  Under the terms of the Conversion Agreement, the Company issued an aggregate of 1,629,097 shares of Common Stock to the holders of the Series A Preferred Stock.  The issuance of the Conversion Shares was approved by the Company’s board of directors and separately by the members of the board of directors that did not own any shares of the Series A Preferred Stock.

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

OVERVIEW

(amounts in thousands, except share and per share data)

The following discussion compares the financial condition of the Company at June 30, 2016 to December 31, 2015, and the results of operations for the six months and three months ended June 30, 2016 to the six months and three months ended June 30, 2015.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

FINANCIAL CONDITION

At June 30, 2016, total assets were $476,963 and total liabilities were $447,589.  Total assets increased $7,023 or 1.5% compared to $469,940 at December 31, 2015.  Total liabilities increased $614 or 0.1%, compared to $446,975 at December 31, 2015.  The increase in assets was caused primarily by increases in net loans and cash and cash equivalents offset in part by decreases in securities available for sale and other real estate owned.  The increase in liabilities was caused primarily by an increase in noninterest-bearing deposits offset in part by decreases in interest-bearing deposits and other liabilities.  Total shareholders’ equity increased 27.9%, or $3,409, to $29,374 at June 30, 2016 compared to $22,965 at December 31, 2015.  The increase in equity was primarily due to the forgiveness of Series A Preferred Stock accrued dividends combined with net income during the first six months of 2016.

Cash and Cash Equivalents

Cash and cash equivalents were $49,181 at June 30, 2016 compared to $19,387 at December 31, 2015.  This increase was primarily due to proceeds from the sale of securities available for sale.

Time Deposits in Other Financial Institutions

Time deposits in other financial institutions totaled $24,924 at June 30, 2016 compared to $24,305 at December 31, 2015.  Management continues to utilize time deposits in other financial institutions in conjunction with the Bank’s securities portfolio in order to maximize yield and maintain a reasonable total duration for the Bank’s assets outside of the loan portfolio.   Original maturities of time deposits in other financial institutions range from four months to five years.   Most of the CDs with maturities beyond three years are callable with minimal early withdrawal penalties.  All of the deposits are in FDIC or National Credit Union Administration insured institutions and the amount on deposit with each individual institution does not exceed the deposit insurance limit of $250.  As of June 30, 2016, time deposits in other financial institutions had a weighted average rate of 1.31% and a weighted average remaining life of 0.189 years.

Loans

Total loans (excluding loans held for sale) at June 30, 2016 were $297,186, compared to $264,469 at December 31, 2015, an increase of $32,717 or 12.4%.  The increase in loans during the first six months of 2016 was primarily due to an increased demand for new loans.  The increase in loan demand was primarily due to an uptick in the economy in the Bank’s market areas.  The most significant increases in loans were in commercial real estate, 1-4 family residential, and real estate construction segments.

FINANCIAL CONDITION (Continued)

Loans in the portfolio at June 30, 2016 of approximately $61,035, or 20.5%, are at a variable rate of interest while $234,523, or 78.9%, are at a fixed rate, and $1,628, or 0.6%, are nonaccrual.  Within one year of June 30, 2016, $49,410, or 16.6%, of total loans are subject to repricing. As market rates dropped during the economic recession, management implemented rate floors for many variable rate loans in an effort to protect the Bank’s net interest margin.  As a result, when market rates begin to rise, loans at their floor will not reprice at higher rates until market rates rise above their contractual floor rates.  Only the loans noted above that have variable rates not at a floor rate will reprice with the first increase in market rates.  The existence of these rate floors may negatively impact our net interest margin when rates begin to rise, at least until rates rise above these floors.

On June 30, 2016, the Company’s loan to deposit ratio (including loans held for sale) was 70.6%, compared to 63.5% at December 31, 2015.  Management expects loan demand to modestly improve through the remainder of 2016, though foreclosure activity could result in some additional decreases in loan balances.

Securities Available for Sale

Set forth below is a table showing the carrying amount and breakdown of the Company’s securities available for sale at June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Mortgage-backed (residential)	$64,099	97.3%	$116,094	97.7%
State and municipal	1,752	2.7%	2,730	2.3%
Total	$65,851	100.0%	$118,824	100.0%

The Company’s securities portfolio is used to, among other things, provide yield and for pledging purposes to secure public fund deposits.  As of June 30, 2016, the carrying value of securities decreased $52,973 to $65,851, compared to $118,824 at December 31, 2015.  This decrease is primarily due to selling securities in order to fund loan demand during the first half of 2016.  Securities available for sale as a percentage of total assets was 13.8% at June 30, 2016, compared to 25.3% at December 31, 2015.  Net unrealized gain on securities available for sale was $764 at June 30, 2016, compared to a net unrealized loss of $418 at December 31, 2015. Changes in interest rates in the securities market combined with changes in the makeup of our portfolio caused this fluctuation in the net unrealized loss/gain.  Management is continually monitoring the credit quality of the Bank’s investments and believes that the unrealized losses that existed in the Bank’s portfolio at June 30, 2016 are temporary based on the bond ratings and anticipated recovery of bonds held.  At June 30, 2016, the Company did not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

Other Real Estate Owned

At June 30, 2016, other real estate owned (“OREO”) totaled $5,057, a decrease of $2,771 from $7,828 at December 31, 2015.  This decrease is primarily due to the sale of properties during the first six months of 2016.  The balance of OREO is comprised of properties acquired through or in lieu of foreclosure on real estate loans, and loans made to facilitate the sale of OREO properties that are required to be reported as OREO. The balances recorded for each individual property are based on appraisals that are not more than twelve months old, discounted by 15%.  The 15% discount was adopted by the Company beginning in the third quarter of 2010 based on an analysis of actual recoveries of OREO balances, including selling costs.  Based on that analysis, the Company recorded a valuation allowance of $346 (recognized through OREO expense) in the third quarter of 2010.  In addition, the Company began applying the 15% discount in its determination of specific reserves for impaired loans that are collateral dependent.  As a result, the majority of the financial loss incurred by the Company as a result of the 15% discount has been recognized through loan charge-offs and the provision for loan losses at the time the property is transferred to OREO, with the foreclosed property being transferred into OREO at the discounted value. The Company annually updates its analysis regarding the 15% discount.  Should such updates indicate that a change in the 15% discount is warranted, the Company would implement the change accordingly and that change would be applied to all properties that are subsequently moved into OREO.  Additional write-downs of individual properties typically occur when the results of updated appraisals and further application of the 15% discount on the value reflected in the updated appraisal indicates that the value of the respective property has declined.  The Company obtains updated appraisals for OREO properties at least every twelve months.  These write-downs are recognized in the quarterly period in which the appraisal is accepted by the Company.

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

The following table shows a breakdown of the OREO portfolio by category as of the end of the periods indicated:

	June 30, 2016		March 31, 2016		December 31, 2015		September 30, 2015
Rental	$1,840	36.4%	$1,840	36.4%	$3,984	51.0%	$4,413	50.7%
Non-rental	314	6.2%	941	18.6%	941	12.0%	940	10.8%
Land	2,903	57.4%	2,903	57.4%	2,903	37.0%	3,351	38.5%
Total	$5,057	100.0%	$5,684	112.4%	$7,828	100.0%	$8,704	100.0%

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

The following table provides activity within the OREO portfolio in terms of individual parcels for the six-month and three-month periods ended on the dates indicated:

	Rental	Non-rental	Auction	Land
Three Months Ended June 30, 2016
Foreclosures	—	—	—	—
Sales	—	1	—	—
Weighted average age of properties held at period end (months)	53.2	44.1	—	58.3
Three Months Ended June 30, 2015
Foreclosures	1	1	—	1
Sales	—	2	—	3
Weighted average age of properties held at period end (months)	40.2	26.1	—	46.3
Six Months Ended June 30, 2016
Foreclosures	—	—	—	—
Sales	7	1	—	—
Six Months Ended June 30, 2015
Foreclosures	2	2	—	1
Sales	10	2	3	9

FINANCIAL CONDITION (Continued)

The following table sets forth information related to the largest five OREO properties held by the Company as of June 30, 2016:

Property Description	Original loan classification	Original Loan Amount		Charge-off prior to transfer into OREO	Write-down after transfer into OREO	Carrying Balance
Unimproved land	Real estate construction	$5,000		$905	$801	$1,828
Unimproved land	Real estate construction	1,134		402	—	799
Mini storage facility	Commercial real estate	3,934	(1)	—	82	782
Commercial property	Commercial real estate	654		157	53	361
Commercial property	Commercial real estate	3,934	(1)	—	111	357

(1) These two properties were pledged as collateral for the same loan relationship.

The following table sets forth information related to the largest five OREO properties held by the Company as of December 31, 2015:

Property Description	Original loan classification	Original Loan Amount		Charge-off prior to transfer into OREO	Write-down after transfer into OREO	Carrying Balance
Unimproved land	Real estate construction	$5,000		$905	$801	$1,828
Unimproved land	Real estate construction	1,134		402	—	799
Mini storage facility	Commercial real estate	3,934	(1)	—	82	782
Unimproved land	Real estate construction	3,934	(1)	—	203	644
Single family residence	1-4 Family residential	731		—	104	627

(1)	These two properties were pledged as collateral for the same loan relationship.

Each of the OREO properties identified in the June 30, 2016 table above is listed with a real estate agent and is also listed as available for sale on the Bank’s website.  The two properties classified as unimproved land were, at the time the loans were made, intended to be developed.  The property carried at $1,828 is commercial property located in an area that remains significantly and negatively impacted by the downturn in the real estate market.  A portion of the property is currently under contract; however, there is a lengthy due diligence period and the sale of the property may not ultimately be consummated.  If so, the Company will continue to actively market the property.  The property carried at $799 is located in a residential area that was also negatively impacted by the downturn in the economy.  Although there are some positive indicators of improvements in the local market where the property is located, management believes it will likely require a significant amount of time to sell the property and will continue to market the property.  The commercial real estate properties carried at $782 and $357 consist of income producing rental properties that are being managed by a third party property manager on behalf of the Company.  The Company continues to market these rental properties, but because of the income producing nature of the properties, it is likely that management will resist selling the properties in the near term for less than the current carrying value of the properties.  The commercial property carried at $361 is a commercial/industrial building in an area that was also negatively impacted by the downturn of the economy.  Due to the deteriorated condition of the property, limited demand, and potential environmental risk, management believes it will likely require a significant amount of time to sell the property.

Deposits

The Company relies on the Bank’s deposit growth, as well as alternative funding sources such as other borrowed money, Federal Home Loan Bank (“FHLB”) advances, and federal funds purchased from correspondent banks, to fund its operations.

FINANCIAL CONDITION (Continued)

The following table sets forth the composition of the deposits at June 30, 2016 and December 31, 2015.

	June 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$78,073	18.5%	$71,875	17.2%
Interest-bearing demand accounts	142,914	33.9%	141,129	33.9%
Savings accounts	33,128	7.9%	31,255	7.5%
Time deposits greater than $100	82,537	19.6%	85,620	20.5%
Other time deposits	84,559	20.1%	86,835	20.9%
Total	$421,211	100.0%	$416,714	100.0%

The following table sets forth all time deposits greater than $100 broken down by remaining maturity at June 30, 2016:

Three months or less	$19,097
Over three months through six months	8,000
Over six months through one year	29,549
Over one year	25,891
Total	$82,537

Total deposits were $421,211 at June 30, 2016, compared to $416,714 at December 31, 2015, an increase of $4,497.  The increase was primarily due to increases in noninterest-bearing deposits offset in part by decreases in interest-bearing demand deposits.

Shareholders’ Equity

At June 30, 2016, shareholders’ equity totaled $29,374, an increase of $6,409, or 27.9%, from $22,965 at December 31, 2015.  The increase was primarily due to forgiveness of Series A Preferred Stock dividends and net income during the first three months of 2016.

On February 25, 2016, the Company’s shareholders approved amendments to the Company’s charter that would cancel the amount of the accumulated but undeclared dividends in respect to the Series A Preferred Stock and reduce the face value of the Series A Preferred Stock From $1,000 per share to $650 per share.  These changes resulted in $4,265 of dividends being reversed, which reduced the Company’s accumulated deficit.  The reduction in liquidation value transferred $4,167 of capital from Series A Preferred Stock to Common Stock.  One June 30, 2016, all of the outstanding shares of Series A Preferred Stock were converted into 1,629,097 shares of Common Stock.

At the request of the FRB-Atlanta, the Board of Directors of the Company, on January 18, 2011, adopted a board resolution (which was replaced by the Written Agreement that was terminated on February 29, 2016) agreeing that the Company would not, among other things, incur additional debt, pay dividends on any of its common stock or preferred stock, or redeem treasury stock without approval from the FRB-Atlanta.  The Company requested permission to make dividend payments on its preferred stock and interest payments on its subordinated debentures that were scheduled for the first quarter of 2011.  In the first quarter of 2011, the FRB-Atlanta granted the Company permission to pay the dividends on its preferred stock that were due on February 15, 2011, but denied the Company permission to make interest payments on its subordinated debentures.  As a result of the FRB-Atlanta’s decision, the Company was required to begin the deferral of interest payments on each of its three issuances of subordinated debentures during the first quarter of 2011.  The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters.  During the period in which it is deferring the payment of interest on its subordinated debentures, the indentures governing the subordinated debentures provide that the Company cannot pay any dividends on its Common Stock or preferred stock.  Accordingly, the Company was required to suspend its dividend payments on its preferred stock beginning in the second quarter of 2011.  On February 29, 2016, the Company was notified by the FRB-Atlanta that the Written Agreement had been terminated as of that date.  The Company received permission from the FRB-Atlanta to pay all accrued but unpaid dividends on its subordinated debentures in the fourth quarter of 2015 and made these payments in December 2015.  The Company made all interest payments due on its subordinated debentures in the first half of 2016.

RESULTS OF OPERATIONS

Net Income

The Company had net income of $1,428 for the six months ended June 30, 2016 compared to net income of $2,441 for the same period in 2015, a decrease in net income of $1,013. This decrease was primarily due to a combination of a decrease in the reversal of provision for loan loss and the Company beginning to recognize income tax in the first quarter of 2016, when no income tax was recognized in the comparable period in 2015.  Net income available to common shareholders was $5,693 for the first six months of 2016 compared to $1,607 for the same period in 2015.  This increase was primarily due to the forgiveness of $4,265 of Series A Preferred Stock accrued dividends.

The Company had net income of $678 for the three months ended June 30, 2016 compared to net income of $1,503 for the same period in 2015, a decrease in net income of $825. Net income available to common shareholders was $678 for the three months ended June 30, 2016 compared to $1,084 for the same period in 2015.  These decreases were primarily due to a decrease in the reversal of provision for loan loss and an increase in income tax expense, similar to the factors impacting the Company’s net income for the six months ended June 30, 2016.

RESULTS OF OPERATIONS (Continued)

Average Balance Sheets, Net Interest Income

Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity and an analysis of net interest income for the six-month periods ended June 30, 2016 and 2015. The table reflects how changes in the volume of interest earning assets and interest-bearing liabilities and changes in interest rates have affected our interest income, interest expense, and net interest income for the periods indicated.  Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (changes in rate multiplied by prior volume); and (3) changes in rate/volume (changes in rate multiplied by change in volume).  The changes attributable to the combined impact of volume and rate have all been allocated to the changes due to rate.

	June 30, 2016			June 30, 2015			Change
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Due to Volume (1)	Due to Rate (2) (3)	Total
Gross loans (a) (b)	$281,068	5.18%	$7,257	$262,424	5.31%	$6,910	$491	$(144)	$347
Taxable securities available for sale	102,569	2.19%	1,120	98,428	1.87%	915	39	166	205
Tax exempt securities available for sale	1,077	2.79%	15	1,728	2.92%	25	(9)	(1)	(10)
Federal funds sold and other	43,729	0.94%	204	52,794	0.68%	177	(30)	57	27
Total interest earning assets	428,443	4.02%	8,596	415,374	3.90%	8,027	491	78	569
Cash and due from banks	3,068			3,449
Other nonearning assets	43,679			36,174
Allowance for loan losses	(3,993)			(5,118)
Total assets	$471,197			$449,879
Deposits:
NOW & money market investments	$141,199	0.38%	$266	$128,067	0.38%	$243	$25	$(2)	$23
Savings	32,162	0.10%	16	27,890	0.10%	14	2	—	2
Time deposits $100 and over	82,802	0.92%	380	87,424	0.90%	390	(21)	11	(10)
Other time deposits	85,500	0.78%	331	94,361	0.75%	349	(34)	16	(18)
Total interest-bearing deposits	341,663	0.58%	993	337,742	0.59%	996	(28)	25	(3)
Subordinated debentures	23,000	3.25%	373	23,000	3.51%	400	—	(27)	(27)
Federal funds purchased and other	27	0.00%	—	—	0.00%	—	—	—	—
Total other borrowings	23,027	3.24%	373	23,000	3.51%	400	—	(27)	(27)
Total interest-bearing liabilities	364,690	0.75%	1,366	360,742	0.78%	1,396	(28)	(2)	(30)
Noninterest-bearing liabilities	79,443			77,633
Total liabilities	444,133			438,375
Shareholders’ equity	27,064			33,504
Total liabilities and shareholders’ equity	$471,197			$471,879
Net interest income			$7,230			$6,631	$519	$80	$599
Net interest margin		3.38%			3.22%

(a)	Interest income includes fees on loans of $406 and $232 in 2016 and 2015, respectively.
(b)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.
(1)	Changes in volume multiplied by prior rate.
(2)	Changes in rate multiplied by prior volume.
(3)	Changes in rate multiplied by change in volume.

RESULTS OF OPERATIONS (Continued)

Net Interest Income

Net interest income for the first six months of 2016 was $7,230, an increase of $599, or 9.0%, compared to $6,631 for the same period in 2015. The increase in net interest income is primarily due to an increase in income from loans combined with an increase in income on taxable securities available for sale.

Total interest income for the six months ended June 30, 2016 was $8,596, an increase of $569 from $8,027 for the same period in 2015. The increase in interest income was primarily due to an increase in income from loans and taxable securities available for sale as a result of increases in loan and securties balances outstanding.

The average rate earned on gross loans in the first six months of 2016 was 5.18% compared to 5.31% for the same period in 2015. The increase in income from loans was due to an increase in the average balance of loans offset by a decrease in the average rate earned on loans.  The increase in the average balance of loans was due to increased loan demand that continued in the first six months of 2016.  The decrease in the average rate earned on loans was due to collection of significant interest recoveries on loans during the first three months of 2015 that were formerly on nonaccrual status and not repeated in 2016.

Interest income on taxable securities increased $205 to $1,120 in the first six months of 2016 compared to $915 in the first six months of 2015. The increase was primarily due to an increase in the average rate earned on taxable securities combined with an increase in the average balance of taxable securities.

Total interest expense was $1,366 in the first six months of 2016, a decrease of $30 from $1,396 in the first six months of 2015. The decrease in interest expense was primarily due to a decrease in the rate paid on the Company’s subordinated debentures in the first six months of 2016 compared to the same period in 2015.  The decrease in the rate paid on the Company’s subordinated debentures is due primarily to the lack of compounding of interest since accrued expense on these debentures is now current.

Net interest income for the three months ended June 30, 2016 was $3,683, an increase of $344, or 10.3%, compared to $3,339 for the same period in 2015. The increase in net interest income is primarily due to an increase in income from loans combined with an increase in income on taxable securities available for sale, similar to factors noted above for the first six months of 2016.

Total interest income for the three months ended June 30, 2016 was $4,364, an increase of $322 from $4,042 for the same period in 2015. The increase in interest income was primarily due to an increase in income from loans combined with an increase in income from taxable securities available for sale, similar to factors noted above for the first six months of 2016.

Total interest expense was $681 in the three months ended June 30, 2016, a decrease of $22 from $703 for the same period in 2015. The decrease in interest expense was primarily due to a decrease in the rate paid on the Company’s subordinated debentures in the three months ended June 30, 2016 compared to the same period in 2015, similar to factors noted above for the first six months of 2016.

Provisions for Loan Losses

In the first six months of 2016, the Bank reversed $578 of the allowance for loan loss as a result of improvements in asset quality and significant loan recoveries. In the first six months of 2015, the Bank reversed $1,563 of the allowance for loan loss. The ratio of allowance for loan losses to gross loans was 1.25% at June 30, 2016 compared to 1.62% at December 31, 2015.

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

Nonperforming loans increased from $7,266 at December 31, 2015 to $8,661 at June 30, 2016. The increase in nonperforming loans was primarily due to increases in our nonaccrual loans. During the first six months of 2016, four large loans that had been on the Company’s watch list for a significant amount of time became classified as nonaccrual. Management does not believe this is indicative of the condition of the entire loan portfolio.  This increase in nonperforming loans was more than offset by the decrease in historical loss factors as the Bank recorded a net recovery in loans in 2015.  The ratio of the allowance to nonperforming loans was 43.00% at June 30, 2016, compared to 58.84% at December 31, 2015. The portion of the allowance attributable to impaired loans was $316 at June 30, 2016 compared to $340 at December 31, 2015. Total impaired loans totaled $7,684 at June 30, 2016 compared to $7,964 at December 31, 2015.

RESULTS OF OPERATIONS (Continued)

The portion of the allowance attributable to historical and environmental factors has decreased since December 31, 2015. Management’s evaluation of the allowance for loan losses, in addition to specific loan allocations, is based on volume of non-impaired loans and changes in credit quality and environmental factors. The improvement in the portion of the allowance attributable to historical and environmental factors occurred during the first six months of 2016 due to improvement in credit quality and environmental factors.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2016 and December 31, 2015, based on the most recent analysis performed, the risk category of loans by segment of loans is as follows:

June 30, 2016	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$27,608	$72	$7	$365	$—
1-4 family residential	94,769	10,436	7	820	—
Commercial real estate	116,912	4,106	—	2,105	—
Other real estate loans	6,258	—	—	—	—
Commercial, financial and agricultural	17,580	1,488	—	400	—
Consumer	6,415	41	—	7	—
Tax exempt	4	—	—	—	—
Other loans	102	—	—	—	—
Total	$269,648	$16,143	$14	$3,697	$—

RESULTS OF OPERATIONS (Continued)

December 31, 2015	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$19,330	$92	$7	$1,891	$—
1-4 Family residential	87,253	10,141	—	925	—
Commercial real estate	100,323	3,472	—	2,081	—
Other real estate loans	6,369	—	—	—	—
Commercial, financial and agricultural	16,495	1,109	—	400	—
Consumer	6,438	16	—	8	—
Tax exempt	4	—	—	—	—
Other loans	150	—	—	—	—
Total	$236,362	$14,830	$7	$5,305	$—

The table below illustrates changes in the AFLL ratio (the ratio, expressed as a percentage, of the allowance for loan losses to total gross loans) over the past five quarters and the changes in related risk metrics over the same periods:

Quarter Ended	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015	June 30, 2015
AFLL Ratio	1.25%	1.30%	1.62%	1.65%	1.71%
ASC 450 allowance ratio (1)	1.18%	1.22%	1.53%	1.49%	1.64%
Specifically impaired loans (ASC 310 component)	$316	$324	$340	$484	$289
Historical and environmental (ASC 450-10 component)	3,408	3,382	3,935	3,870	4,251
Total allowance for loan loss	$3,724	$3,706	$4,275	$4,354	$4,540
Nonperforming loans to gross loans (2)	2.91%	3.11%	2.75%	1.69%	2.42%
Impaired loans to gross loans	2.59%	2.73%	3.01%	1.57%	2.43%
Allowance to nonperforming loans ratio	43.00%	41.68%	58.84%	98.11%	70.46%
Quarter-to-date net charge offs to average gross loans (3)	(0.010%)	(0.003%)	(0.16%)	(0.19%)	(0.31%)

(1)	Historical and environmental component as a percentage of non-impaired loans.
(2)	Nonaccrual loans and loans past due 90 or more days still accruing interest, and troubled debt restructurings still accruing interest as a percentage of gross loans.
(3)	Annualized.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

The following table presents information regarding loans included as nonaccrual and troubled debt restructurings and the gross income that would have been recorded in the six-month and three-month periods ended June 30, 2016 and 2015 if the loans had been current:

	Six months ended		Three months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Nonaccrual interest	$28	$383	$(13)	$273
Troubled debt restructurings interest	5	37	3	2

Noninterest Income

Total noninterest income for the first six months of 2016 was $1,508, an increase of $311, or 26.0% from $1,197 for the same period in 2015. The increase was due to increases in gains on sale of securities available for sale,  service charges on deposit accounts and gain on sale of loans.

Gains on sale of securities available for sale for the first six months of 2016 was $206, an increase of $205 from $1 for the same period in 2015. This was due to the Company choosing to sell securities to fund loan growth and to take advantage of favorable market conditions during the first six months of 2016.

RESULTS OF OPERATIONS (Continued)

Service charges on deposit accounts for the first six months of 2016 was $926, an increase of $54, or 6.4%, from $870 for the same period in 2015. This was a result of an increase in interchange fees received due to more debit card usage by our customers.

Gain on sale of loans for the first six months of 2016 was $92, an increase of $43, or 87.8%, from $49 for the same period in 2015. This was a result of an increase in mortgage banking activity during the first six months of 2016.

Total noninterest income for the three months ended June 30, 2016 was $844, an increase of $211, or 33.3% from $633 for the same period in 2015. The increase was due to increases in gains on sale of securities available for sale,  gain on sale of loans and service charges on deposit accounts, similar to factors noted above for the six-month period ended June 30, 2016

The table below shows noninterest income for the six-month and three-month periods ended June 30, 2016 and 2015.

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Service charge on deposit accounts	$926	$870	$473	$460
Gain on sale of loans	92	49	57	26
Gain on sale of securities available for sale	206	1	169	—
Other:
Investment service income	60	66	29	37
Safe deposit box rental	15	14	8	7
Bank Owned Life Insurance income	126	133	62	67
ATM income	45	40	24	20
Other customer fees	31	21	18	12
Other service charges, commissions and fees	7	3	4	4
Total noninterest income	$1,508	$1,197	$844	$633

Noninterest Expense

Noninterest expense for the first six months of 2016 was $7,065, an increase of $115, or 1.7%, from $6,950 for the same period in 2015. The increase was primarily due to increases in salaries and employee benefits, director expense, other expense and ATM expense offset by decreases in other real estate expense, regulatory and compliance expense and insurance expense.

Salaries and employee benefits totaled $3,744 in the first six months of 2016, an increase of $280, or 8.1%, from $3,464 for the same period in 2015. This increase was primarily the result of a bonus paid to members of executive management combined with a significant increase in an incentive paid to loan officers due to increased loan demand.

Director expense totaled $203 in the first six months of 2016, an increase of $86, or 73.5%, from $117 for the same period in 2015. This increase was primarily due to changes in the director fee schedule that became effective in the first quarter of 2016.

ATM expenses totaled $386 in the first six months of 2016, an increase of $42, or 12.2%, from $344 for the same period in 2015.  This increase was primarily the result of a change in interchange fees paid by the Bank that occurred in the later part of 2015.

Other expense totaled $185 in the first six months of 2016, an increase of $73, or 65.2%, from $112 for the same period in 2015. This increase was primarily the result of an increase in the use of outside services for strategic consulting and executive compensation consulting.

Other real estate expense totaled $36 for the first six months of 2016, a decrease of $217, or 85.8%, from $253 for the same period in 2015. Other real estate expense decreased during the first six months of 2016 as a result of fewer properties being sold at a loss and fewer properties experiencing writedowns as a result of stabilization of real estate prices.

Regulatory and compliance expense totaled $197 in the first six months of 2016, a decrease of $150, or 43.2%, from $347 for the same period in 2015. The decrease was primarily due to a reduction in the Bank’s FDIC insurance expense premium as a result of the lifting of all regulatory orders.

Insurance expense totaled $97 in the first six months of 2016, a decrease of $61, or 38.6%, from $158 for the same period in 2015. The decrease was primarily due to a reduction in the Bank’s corporate insurance expense premium as a result of the lifting of all regulatory orders.

RESULTS OF OPERATIONS (Continued)

Noninterest expense for the three months ended June 30, 2016 was $3,507, a decrease of $68, or 1.9%, from $3,575 for the same period in 2015. The decrease was primarily due to decreases in other real estate expense, regulatory and compliance expense and insurance expense offset by increases in salaries and employee benefits, other expense and director expense, similar to factors noted above for the six-month period ended June 30, 2016.

The table below shows noninterest expense for the six-month and three-month periods ended June 30, 2016 and 2015:

	Six Months Ended June 30,		Three Months Ended June 30,
	2016	2015	2016	2015
Salaries and employee benefits	$3,744	$3,464	$1,838	$1,731
Regulatory and compliance	197	347	101	175
Occupancy	505	477	250	236
Furniture and equipment	174	148	84	74
Data processing fees	622	601	309	305
Advertising and public relations	87	97	39	47
Operational expense	226	241	107	128
Other real estate expense	36	253	34	210
Other:
Loan expense	26	45	10	21
Legal	77	46	46	22
Audit and accounting fees	165	165	90	83
Postage and freight	120	126	54	59
Director expense	203	117	100	63
ATM expense	386	344	183	182
Amortization of intangible asset	68	69	35	35
Insurance expense	97	158	43	76
Printing	32	32	15	16
Other employee expenses	41	43	14	23
Dues & memberships	30	27	15	14
Miscellaneous taxes and fees	26	23	14	6
Federal Reserve and other bank charges	18	15	10	8
Other	185	112	116	61
Total noninterest expense	$7,065	$6,950	$3,507	$3,575

Income Taxes

The effective income tax rate was 36.56% for the six months and 33.53% for the three months ended June 30, 2016, respectively, and 0.0% for the six months and three months ended June 30, 2015.

Due to economic condition and losses recognized between 2008 and 2011, the Company established a valuation allowance against all of its deferred tax assets.  During the fourth quarter of 2015, the Company determined that it is more likely than not that the asset can be realized through current and future taxable income.  As a result, the Company was able to reinstate all of its unrecognized deferred tax assets in the fourth quarter of 2015.  The Company has approximately $50,549 in net operating losses for state tax purposes and $22,723 for federal tax purposes to be utilized by future earnings as of June 30, 2016.

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

As of June 30, 2016, the Company had federal and state income tax net operating loss (NOL) carryforwards of $22,723 and $50,549, which will expire at various dates from 2020 through 2032. Such NOL carryforwards expire as follows:

	Federal	State
2020-2024	$—	$14,765
2025-2029	—	35,784
2030-2032	22,723	—

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

As a result of improvements in the Bank’s and the Company’s financial condition, management sought approval from its regulators to allow the Bank to pay dividends to the Company in an amount sufficient to allow the Company to pay all accrued but unpaid interest payments on its subordinated debentures during the fourth quarter of 2015.  The Company received all of the required regulatory approvals and in December 2015 made interest payments totaling $5,444 to the holders of the subordinated debt.  The Company also made its scheduled interest payment on its subordinated debentures in the first and second quarters of 2016.  As of June 30, 2016, the Company was current on all interest payments due related to its subordinated debentures.  The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters.  During the period in which it is deferring the payment of interest on its subordinated debentures, the indentures governing the subordinated debentures provide that the Company cannot pay any dividends on its Common Stock or preferred stock.

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

On April 26, 2016, the Company entered into a Preferred Stock Conversion Agreement (the “Conversion Agreement”) that provided for the conversion of all of the issued and outstanding shares of the Company’s Series A Preferred Stock, having a liquidation preference of $650 per share, into shares of the Company’s Common Stock.  Pursuant to the Conversion Agreement, each holder of shares of the Series A Preferred Stock, including the Company’s directors and executive officers that owned such shares, had each share of his or her Series A Preferred Stock converted into approximately 137 shares of Common Stock (the “Conversion Shares”) effective June 30, 2016, representing an effective conversion price for each share of Common Stock of $4.75.  Under the terms of the Conversion Agreement, the Company issued an aggregate of 1,629,097 shares of Common Stock to the holders of the Series A Preferred Stock.  The issuance of the Conversion Shares was approved by the Company’s board of directors and separately by the members of the board of directors that did not own any shares of the Series A Preferred Stock.

On April 28, 2016, the Company filed a registration statement on Form S-1 with the SEC relating to a proposed public offering of up to 250,000 shares of its Common Stock pursuant to a rights offering (the “Rights Offering”).  The Company’s board of directors has set the close of business on May 10, 2016 as the record date for the shareholders of the Company who shall be entitled to receive the rights distributed by the Company in the Rights Offering.  The Company commenced the Rights Offering on August 12, 2016 and expects that it will close on September 12, 2016.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Following termination of the informal agreement the Bank had entered into with the FDIC and the Department, the Bank is no longer subject to restrictions from the Department on its ability to pay dividends to the Company (other than the restrictions under applicable Tennessee law limiting the amount of dividends a bank incorporated under the laws of the state of Tennessee may pay to its shareholders to the current year’s net income and any retained net income for the prior two years).  However, for so long as the Bank has negative retained earnings, as it did at June 30, 2016, the Bank must receive the prior approval of the FDIC before it may pay a dividend to the Company.  At June 30, 2016, with the prior approval of the FDIC, the Bank could dividend up to $11,789 to the Company, without the consent of the Commissioner of the Department.

In late 2010, the Basel Committee on Banking Supervision issued “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”), a new capital framework for banks and bank holding companies. Basel III imposes a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. In July 2013, the federal bank regulatory agencies, including the Federal Reserve and the FDIC, adopted final rules that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in Basel III and certain provisions of the Dodd-Frank Act. The rules, which became effective January 1, 2015, apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $1,000,000 or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules established a new common equity Tier 1 minimum capital requirement of 4.5%, a minimum Tier 1 risk-based capital requirement of 6% (up from 4%), a total risk-based capital requirement of 8% and a Tier 1 leverage capital requirement of 4%.  In addition, the rules assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status.  In order to be considered “well-capitalized”, the Bank must maintain at least the following minimum capital ratios: common equity Tier 1 capital of 6.5%; tier 1 risked-based capital of 8% (up from 6%); total risk-based capital of 10%; and tier 1 leverage capital of 5%.  The rules limit a banking organization’s capital distributions and certain discretionary bonus payments as well as a banking organization’s ability to repurchase its own shares if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of capital (when the buffer is fully phased in) in addition to the amount necessary to meet its minimum risk-based capital requirements. As a result, when fully phased in, the capital requirements, inclusive of the capital conservation buffer, would be a Tier 1 leverage ratio of 4%, a Tier 1 common risk-based equity capital ratio of 7%, a Tier 1 equity risk-based capital ratio of 8.5% and a total risk-based capital ratio of 10.5%.  Beginning on January 1, 2016, 0.625% of the capital conservation buffer had been phased in. Under the rules Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions, cumulative preferred stock and trust preferred securities (including associated subordinated debentures) issued after May 19, 2010 will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010 (like our subordinated debentures) including, in the case of bank holding companies with less than $15,000,000 in total assets, trust preferred securities issued prior to that date will continue to count as Tier 1 capital subject to certain quantitative limitations.  Our Series A Preferred Stock qualified as Tier 1 capital at December 31, 2015 and continued to qualify as Tier 1 capital until it was converted to Common Stock pursuant to the Conversion Agreement.  Common equity Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.  The final rules allow banks and their holding companies with less than $250,000,000 in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in Accumulated Other Comprehensive Income.  We and the Bank have opted out.  Because the Company’s total consolidated assets are below $1,000,000, these capital rules are not applicable to the Company on a consolidated basis.  Should the Company’s total consolidated assets increase to more than $1,000,000, the Company would then be subject to these rules.

At June 30, 2016, the Company had unfunded loan commitments outstanding of $36,418 and unfunded letters of credit of $1,645. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If the Company needed to fund these outstanding commitments, it has the ability to liquidate federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Company could sell participations in these or other loans to correspondent banks.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

At June 30, 2016 and December 31, 2015, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered “well-capitalized” under prompt corrective action guidelines were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Regulatory Provisions(1)
June 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$46,041	14.32%	$25,714	8.00%	$32,142	10.00%
Consolidated	43,140	13.34%	25,876	8.00%	32,345	10.00%
Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$42,318	13.17%	$14,464	4.50%	$20,892	6.50%
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$42,318	13.17%	$19,285	6.00%	$25,714	8.00%
Consolidated	21,489	6.64%	12,938	4.00%	19,407	6.00%
Tier 1 Capital to average assets
Community First Bank & Trust	$42,318	9.13%	$18,530	4.00%	$23,163	5.00%
Consolidated	21,489	4.59%	18,726	4.00%	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Regulatory Provisions(1)
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$44,057	14.35%	$24,559	8.00%	$30,699	10.00%
Consolidated	36,896	11.91%	24,779	8.00%	30,974	10.00%
Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$40,159	12.89%	$14,015	4.50%	$20,245	6.00%
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$40,159	13.08%	$12,280	4.00%	$18,419	6.00%
Consolidated	21,963	7.09%	12,389	4.00%	18,584	6.00%
Tier 1 Capital to average assets
Community First Bank & Trust	$40,159	8.79%	$18,274	4.00%	$22,843	5.00%
Consolidated	21,963	4.82%	18,242	4.00%	N/A	N/A

(1)	Because the Company’s total assets were less than $1,000,000 at June 30, 2016, the Company was not, at that date, subject to capital level requirements at that level.

At its current capital ratios, the Bank is considered “well capitalized”. Because the Company’s total assets were less than $1,000,000 at June 30, 2016, it is not subject to capital requirements on a consolidated basis, but had it been, it would have been considered “well-capitalized” under applicable regulations. Despite improvements in our consolidated capital levels, a significant portion of our capital on a consolidated basis consists of subordinated debentures which require repayments.

Management continually monitors the Bank’s sources and uses of cash in order to plan for future liquidity needs. The Bank’s most potentially volatile funding liabilities are national market time deposits. The Bank reduced its reliance on these funding sources during 2015 and the first six months of 2016.  The Bank’s national market CDs was $3,720 at June 30, 2016 and $5,855 at December 31, 2015. Management is currently utilizing national market CDs to take advantage of the favorable rates in that sector of the deposit market.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management uses a gap simulation model that takes cash flows into consideration. These include mortgage-backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and negotiable order of withdrawal (“NOW”) accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing our pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest-bearing deposits that is actually repriceable within a year. Our cumulative one year gap position at June 30, 2016, was 0.87% of total assets. Our policy states that our one-year cumulative gap should not exceed 15% of total assets.

At June 30, 2016, $173,316 of $473,990 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year totaled $93,830, or 31.9% of total loans, including loans held for sale at June 30, 2016. As of June 30, 2016, we had $122,862 in time deposits maturing or repricing within one year.

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

June 30, 2016
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in net interest income	2.97%	2.32%	(4.80%)	(6.53%)

December 31, 2015
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in net interest income	(3.24%)	(0.97%)	(2.86%)	(7.73%)

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

June 30, 2016
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in equity at risk	(4.92%)	(1.08%)	(0.87%)	(1.14%)

December 31, 2015
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in equity at risk	(11.44%)	(4.94%)	1.59%	0.89%

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

10.1 *

Employment Agreement dated as of June 29, 2016, by and between Community First, Inc., Community First Bank & Trust and Louis E. Holloway. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016 (File No. 000-49966)).

10.2 *

Employment Agreement dated as of June 29, 2016, by and between Community First, Inc., Community First Bank & Trust and Jon Thompson. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016 (File No. 000-49966)).

10.3 *

Employment Agreement dated as of June 29, 2016, by and between Community First, Inc., Community First Bank & Trust and J. Elaine Chaffin. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016 (File No. 000-49966)).

10.4 *

Employment Agreement dated as of June 29, 2016, by and between Community First, Inc., Community First Bank & Trust and James A. Bratton. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016 (File No. 000-49966)).

10.5 *

Form of Restricted Share Award Agreement for the Officers and Employees of Community First, Inc. and Community First Bank & Trust. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016 (File No. 000-49966)).

10.6 *	Form of Restricted Stock Award Agreement for Directors.

10.7 *	Form of Non-Qualified Stock Option Award Agreement for Directors.

10.8 *	Form of Non-Qualified Stock Option Award Agreement for Officers and Employees.

10.9 *	Form of Incentive Stock Option Award Agreement for Officers and Employees.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community First, Inc.

(Registrant)

August 15, 2016	/s/ Louis E. Holloway
(Date)	Louis E. Holloway, Chief Executive Officer

August 15, 2016	/s/ Jon Thompson
(Date)	Jon Thompson, President and Chief Financial Officer