Form 10-Q
period 2016-09-30
COMMUNITY FIRST INC
filed 2016-11-10
CIK 1179500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  September 30, 2016

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  Common stock outstanding (no par value): 4,998,788 shares of common stock, no par value per share, as of November 10, 2016.

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Community First, Inc.

Consolidated Balance Sheets

September 30, 2016 (Unaudited) and December 31, 2015

(amounts in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
Assets
Cash and due from financial institutions	$24,550	$19,387
Time deposits in other financial institutions	25,048	24,305
Securities available for sale, at fair value	83,908	118,824
Loans held for sale, at fair value	369	156
Loans	302,371	264,469
Allowance for loan losses	(3,468)	(4,275)
Net loans	298,903	260,194
Restricted equity securities, at cost	1,727	1,727
Premises and equipment, net	11,347	11,673
Accrued interest receivable	1,059	1,140
Core deposit and customer relationship intangibles, net	836	941
Other real estate owned, net	4,888	7,828
Bank owned life insurance	10,322	10,132
Other assets	12,111	13,633
Total Assets	$475,068	$469,940
Liabilities and Shareholders' Equity
Deposits:
Noninterest-bearing	$80,447	$71,874
Interest-bearing	338,269	344,840
Total Deposits	418,716	416,714
Subordinated debentures	23,000	23,000
Accrued interest payable	502	434
Other liabilities	2,643	6,827
Total Liabilities	444,861	446,975

Community First, Inc.

Consolidated Balance Sheets

September 30, 2016 (Unaudited) and December 31, 2015

(Continued)

(amounts in thousands, except share and per share data)

	September 30, 2016	December 31, 2015
Shareholders’ Equity
Preferred stock, no par value. Authorized 2,500,000 shares; 5% noncumulative, 0 issued and outstanding with liquidation value of $0 at September 30, 2016 and 9% cumulative, 11,905 issued and outstanding with liquidation value of $16,170 at December 31, 2015.	—	11,905
Common stock, no par value. Authorized 10,000,000 shares; 4,998,170 shares issued and outstanding at September 30, 2016 and 3,275,900 shares issued and outstanding at December 31, 2015.	42,995	30,972
Accumulated deficit	(11,836)	(18,066)
Accumulated other comprehensive loss, net	(952)	(1,846)
Total Shareholders' Equity	30,207	22,965
Total Liabilities and Shareholders’ Equity	$475,068	$469,940

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income

Nine Months and Three Months Ended September 30, 2016 and 2015

(Unaudited)

(amounts in thousands, except share and per share data)	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Interest income
Loans, including fees	$11,094	$11,170	$3,837	$4,260
Taxable securities	1,526	1,455	406	540
Tax-exempt securities	19	37	4	12
Federal funds sold and other	341	266	137	89
Total interest income	12,980	12,928	4,384	4,901
Interest expense
Deposits	1,491	1,506	498	510
Subordinated debentures and other	583	756	210	356
Total interest expense	2,074	2,262	708	866
Net interest income	10,906	10,666	3,676	4,035
Provision for loan losses	(903)	(2,257)	(325)	(694)
Net interest income after provision for loan losses	11,809	12,923	4,001	4,729
Noninterest income
Service charges on deposit accounts	1,422	1,327	496	457
Gain on sale of loans	139	71	47	22
Gain on sale of securities available for sale	206	5	—	4
Other	416	408	132	131
Total noninterest income	2,183	1,811	675	614
Noninterest expense
Salaries and employee benefits	5,642	5,221	1,898	1,757
Regulatory and compliance	301	520	104	173
Occupancy	758	725	253	248
Furniture and equipment	263	234	89	86
Data processing fees	864	917	242	316
Advertising and public relations	123	140	36	43
Operational expense	347	358	121	117
Other real estate owned expense	206	403	170	150
Other	2,217	1,997	743	675
Total noninterest expenses	10,721	10,515	3,656	3,565
Income before income tax expense	3,271	4,219	1,020	1,778

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Operations and Comprehensive Income

Nine Months and Three Months Ended September 30, 2016 and 2015

(Unaudited, Continued)

(amounts in thousands, except share and per share data)	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Income tax expense	1,209	—	386	—
Net income	2,062	4,219	634	1,778
Preferred stock dividends reversed/(accrued), net	4,167	(1,936)	(97)	(1,102)
Net income available to common shareholders	$6,229	$2,283	$537	$676
Income per share available to common shareholders
Basic	$1.63	$0.70	$0.11	$0.21
Diluted	$1.63	0.70	$0.11	0.21
Weighted average common shares outstanding
Basic	3,810,282	3,275,204	4,920,544	3,275,421
Diluted	3,810,282	3,275,204	4,920,544	3,275,421
Comprehensive Income
Net income	$2,062	$4,219	$634	$1,778
Reclassification adjustment for realized gains included in net income, net of income taxes of $79 and $0 for the nine months and three months ended September 30, 2016, respectively and $0 for the nine months and three months ended September 30, 2015	(127)	(5)	—	(4)
Unrealized gains on securities, net of income taxes of $390 and $63 for the nine months and three months ended September 30, 2016, respectively, and $0 for the nine months and three months ended September 30, 2015	1,021	221	165	530
Comprehensive income	$2,956	$4,435	$799	$2,304

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statement of Changes in Shareholders’ Equity

Nine Months Ended September 30, 2016

(Unaudited)

(amounts in thousands, except share and per share data)

	Common Shares	Preferred Stock	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Equity
Balance at January 1, 2016	3,275,900	$11,905	$30,972	$(18,066)	$(1,846)	$22,965
Sale of shares of common stock through employee stock purchase plan	2,389	—	9	—	—	9
Shares of common stock issued in connection with employee stock grant	20,257	—	79	—	—	79
Restricted shares of common stock issued pursuant to 2016 Equity Incentive Plan	39,999	—	—	—	—	—
Dividends declared and paid on preferred stock	—	—	—	(97)	—	(97)
Forgiveness of dividends accrued on preferred stock, net	—	—	—	4,265	—	4,265
Reduction of preferred stock face value	—	(4,167)	4,167	—	—	—
Conversion of preferred stock to common stock	1,629,097	(7,738)	7,738	—	—	—
Shares of common stock issued through stock offering, net of issuance costs	40,528	—	30	—	—	30
Retirement of common stock	(10,000)	—	—	—	—	—
Net income	—	—	—	2,062	—	2,062
Reclassification adjustment for realized gains included in net income, net of income taxes of $79	—	—	—	—	(127)	(127)
Change in unrealized loss on securities available for sale, net of income taxes of $390	—	—	—	—	1,021	1,021
Balance at September 30, 2016	4,998,170	$—	$42,995	$(11,836)	$(952)	$30,207

See accompanying notes to unaudited consolidated financial statements.

Community First, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2016 and 2015

(Unaudited)

(amounts in thousands, except share and per share data )	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities
Net income	$2,062	$4,219
Adjustments to reconcile net income to net cash from operating activities
Depreciation	457	433
Amortization on securities, net	616	642
Core deposit intangible amortization	105	104
Reversal of provision for loan losses	(903)	(2,257)
Funding of mortgage loans held for sale	(5,018)	(2,429)
Proceeds from sales of loans held for sale	4,946	2,836
Gains on sales of loans held for sale	(139)	(71)
Decrease/(increase) in accrued interest receivable	81	(104)
Increase in accrued interest payable	68	839
Increase in surrender value of bank owned life insurance	(190)	(202)
Gain on sale of securities	(206)	(5)
Net write down of other real estate owned	108	487
Other, net	1,295	(512)
Net cash provided from operating activities	3,282	3,980
Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(22,463)	(45,596)
Other	—	(1,086)
Sales:
Mortgage-backed securities	46,476	3,759
Other	—	10,854
Maturities, prepayments, and calls:
Mortgage-backed securities	10,931	11,016
Other	1,010	—
Net increase in loans	(37,806)	(5,583)
Proceeds from sales of other real estate owned	2,663	4,672
Increase in time deposits in other financial institutions	(743)	(237)
Purchase of premises and equipment	(131)	(443)
Net cash used in investing activities	(63)	(22,644)

Community First, Inc.

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2016 and 2015

(Unaudited, Continued)

(amounts in thousands, except share and per share data )	Nine Months Ended September 30,
	2016	2015
Cash flows from financing activities
Net increase in deposits	2,002	10,701
Proceeds from issuance of common stock	9	11
Proceeds from issuance of common stock through stock offering, net of issuance costs	30
Cash paid for preferred stock dividends	(97)	—
Net cash provided from financing activities	1,944	10,712
Net increase/(decrease) in cash and cash equivalents	5,163	(7,952)
Cash and cash equivalents at beginning of period	19,387	38,256
Cash and cash equivalents at end of period	$24,550	$30,304

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$2,006	$1,423
Income taxes paid	59	23
Supplemental noncash disclosures
Preferred stock dividends accrued but not paid	—	1,936
Subordinated debenture interest accrued but not paid	14	756
Forgiveness of Series A Preferred Stock accrued dividends, net	4,265	—
Reduction of Series A Preferred Stock liquidation value	4,167	—
Executive stock grant	79	—

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2016

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

The Bank conducts substantially all of its banking activities in Maury, Williamson, and Hickman Counties in Tennessee.  Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate.  Commercial loans are expected to be repaid from cash flows from operations of businesses.  The significant loan concentrations that exceed 10% of total loans are as follows:  commercial real estate loans, 1-4 family residential loans, and construction loans.  The customers’ ability to repay these types of loans is dependent on the real estate and general economic conditions in the Company’s market areas.  Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

The unaudited consolidated financial statements as of September 30, 2016 and for the nine-month and three-month periods ended September 30, 2016 and 2015 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the information.  They do not include all the information and footnotes required by GAAP for complete financial statements.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the 2015 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 9, 2016 (File No. 000-49966) (the “2015 Form 10-K”).

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

A loan is identified as impaired when, based on current information and events, it is probable that the scheduled payments of principal or interest will not be collected when due according to the contractual terms of the loan agreement. However, some loans are considered impaired because of doubt regarding collectability of interest and principal according to the contractual terms, even though such loans are both fully secured by collateral and current in their interest and principal payments.  Additionally, loans are considered troubled debt restructurings and classified as impaired if their terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2016

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

September 30, 2016

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

Accounting Standards Newly Adopted:

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments ("ASU 2016-15"). ASU 2016-15 is intended to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the Statement of Cash Flows, including (1) debt prepayment or debt extinguishment costs, (2) settlement of zero-coupon debt instruments or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing, (3) contingent consideration payments made after a business combination, (4) proceeds from the settlement of insurance claims, (5) proceeds from the settlement of corporate-owned life insurance policies, including bank-owned life insurance policies, (6) distributions received from equity method investees, (7) beneficial interests in securitization transactions and (8) separately identifiable cash flows and application of the predominance principle. For public companies, this amendment becomes effective for interim and annual periods beginning after December 15, 2017.  The ASU impacts the presentation of specific items within the Statement of Cash Flows and is not expected to have a material impact to the Company.

On June 16, 2016, FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The update will significantly change the way entities recognize impairment on many financial assets by requiring immediate recognition of estimated credit losses expected to occur over the asset's remaining life.  FASB describes this impairment recognition model as the current expected credit loss (“CECL”) model and believes the CECL model will result in more timely recognition of credit losses since the CECL model incorporates expected credit losses versus incurred credit losses. The scope of FASB’s CECL model would include loans, held-to-maturity debt instruments, lease receivables, loan commitments and financial guarantees that are not accounted for at fair value. For public companies, this update becomes effective for interim and annual periods beginning after December 15, 2019. Management is currently evaluating the impact this ASU will have on the Company’s consolidated financial statements and will continue to monitor FASB’s progress on this topic.

In February 2016, FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 amends the accounting model and disclosure requirements for leases. The current accounting model for leases distinguishes between capital leases, which are recognized on-balance sheet, and operating leases, which are not. Under the new standard, the lease classifications are defined as finance leases, which are similar to capital leases under current GAAP, and operating leases. Further, a lessee will recognize a lease liability and a right-of-use asset for all leases with a term greater than 12 months on its balance sheet regardless of the lease’s classification, which may significantly increase reported assets and liabilities.  The accounting model and disclosure requirements for lessors remains substantially unchanged from current GAAP. ASU 2016-02 is effective for annual and interim periods in fiscal years beginning after December 15, 2018.   Management is currently evaluating the impact ASU 2016-02 will have on the Company's financial position and results of operations as well as its consolidated financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

NOTE 2 - SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at September 30, 2016 and December 31, 2015 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), net of applicable income taxes:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2016
Mortgage-backed (residential)	$81,186	$1,059	$(86)	$82,159
State and municipal	1,691	58	—	1,749
Total	$82,877	$1,117	$(86)	$83,908
December 31, 2015
Mortgage-backed (residential)	$116,537	$176	$(619)	$116,094
State and municipal	2,705	26	(1)	2,730
Total	$119,242	$202	$(620)	$118,824

The proceeds from sales of securities and the associated gains and losses are listed below:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Proceeds	$46,476	$14,613	$—	$10,953
Gross gains	237	80	—	59
Gross losses	(31)	(75)	—	(55)

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2016

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

	September 30, 2016
	Amortized Cost	Fair Value
Due in one year or less	$381	$381
Due after one through five years	505	522
Due after five through ten years	805	846
Mortgage backed (residential)	81,186	82,159
Total	$82,877	$83,908

At September 30, 2016 and December 31, 2015, respectively, securities totaling $44,751 and $46,757 were pledged to secure public deposits.

The Company did not hold securities of any one issuer with a face amount greater than 10% of shareholders’ equity as of September 30, 2016 or December 31, 2015.

The following table summarizes securities with unrealized losses at September 30, 2016 and December 31, 2015 aggregated by major security type and length of time in a continuous unrealized loss position:

September 30, 2016	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Mortgage-backed (residential)	$22,147	$(86)	$—	$—	$22,147	$(86)
Total temporarily impaired	$22,147	$(86)	$—	$—	$22,147	$(86)

December 31, 2015	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Mortgage-backed (residential)	$91,293	$(614)	$311	$(5)	$91,604	$(619)
State and municipals	403	(1)	—	—	403	(1)
Total temporarily impaired	$91,696	$(615)	$311	$(5)	$92,007	$(620)

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

September 30, 2016

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

As of September 30, 2016, the Company’s securities portfolio consisted of 53 securities, 9 of which were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company did not have at September 30, 2016 the intent to sell these securities and at that date it was likely that it would not be required to sell the securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2016.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

NOTE 3 - LOANS

Loans outstanding by category at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016	December 31, 2015
Real estate construction:
Residential construction	$16,273	$11,191
Other construction	12,173	10,178
1-4 family residential:
Revolving, open ended	13,262	15,278
First liens	90,218	83,441
Junior liens	2,272	1,781
Commercial real estate:
Farmland	7,034	7,855
Owner occupied	61,759	50,334
Non-owner occupied	61,608	53,175
Other real estate secured loans	9,389	6,369
Commercial, financial and agricultural:
Agricultural	1,239	1,053
Commercial and industrial	20,424	17,184
Consumer	6,720	6,476
Tax exempt	—	4
Other	—	150
	$302,371	$264,469

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

NOTE 3 – LOANS (Continued)

The following tables present activity in the allowance for loan losses for the three and nine month periods ended September 30, 2016 and September 30, 2015 and the outstanding loan balance by portfolio segment as of September 30, 2016 and December 30, 2015 and are based on impairment methods as of September 30, 2016 and 2015. The balances for “recorded investment” in the following tables related to credit quality do not include approximately $810, $797 and $792 in accrued interest receivable at September 30, 2016, September 30, 2015 and December 31, 2015, respectively. Accrued interest receivable is a component of the Company’s recorded investment in loans.

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Nine months ended September 30, 2016
Activity in the allowance for loan losses:
Beginning balance	$873	$1,679	$720	$12	$588	$17	$—	$—	$386	$4,275
Charge-offs	—	(5)	—	—	—	—	—	(28)	—	(33)
Recoveries	3	30	9	—	3	7	—	77	—	129
Provision	(154)	(266)	(188)	(12)	(83)	(9)	—	(49)	(142)	(903)
Total ending allowance balance	$722	$1,438	$541	$—	$508	$15	$—	$—	$244	$3,468
Nine months ended September 30, 2015
Activity in the allowance for loan losses:
Beginning balance	$892	$2,332	$994	$22	$399	$22	$—	$—	$510	$5,171
Charge-offs	—	(90)	—	—	(25)	(6)	—	(37)	—	(158)
Recoveries	128	118	616	—	245	4	—	487	—	1,598
Provision	(322)	(463)	(920)	(10)	—	(2)	—	(450)	(90)	(2,257)
Total ending allowance balance	$698	$1,897	$690	$12	$619	$18	$—	$—	$420	$4,354

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

NOTE 3 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Three months ended September 30, 2016
Activity in the allowance for loan losses:
Beginning balance	$722	$1,492	$641	$—	$592	$15	$—	$—	$262	$3,724
Charge-offs	—	—	—	—	—	—	—	(16)	—	(16)
Recoveries	—	11	3	—	1	6	—	64	—	85
Provision	—	(65)	(103)	—	(85)	(6)	—	(48)	(18)	(325)
Total ending allowance balance	$722	$1,438	$541	$-	$508	$15	$—	$—	$244	$3,468
Three months ended September 30, 2015
Activity in the allowance for loan losses:
Beginning balance	$775	$2,016	$842	$22	$414	$18	$—	$—	$453	$4,540
Charge-offs	—	(3)	—	—	(4)	(6)	—	(22)	—	(35)
Recoveries	—	49	3	—	17	1	—	473	—	543
Provision	(77)	(165)	(155)	(10)	192	5	—	(451)	(33)	(694)
Total ending allowance balance	$698	$1,897	$690	$12	$619	$18	$—	$—	$420	$4,354

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

NOTE 3 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
Ending allowance balance attributable to loans at September 30, 2016:
Individually evaluated for impairment	$—	$35	$57	$—	$—	$—	$—	$—	$—	$92
Collectively evaluated for Impairment	722	1,403	484	—	508	15	—	—	244	3,376
Total ending allowance balance	$722	$1,438	$541	$—	$508	$15	$—	$—	$244	$3,468
Ending allowance balance attributable to loans at December 31, 2015:
Individually evaluated for impairment	$—	$84	$134	$—	$121	$1	$—	$—	$—	$340
Collectively evaluated for Impairment	873	1,595	586	12	467	16	—	—	386	3,935
Total ending allowance balance	$873	$1,679	$720	$12	$588	$17	$—	$—	$386	$4,275
Loans at September 30, 2016:
Individually evaluated for impairment	$3	$558	$771	$—	$8	$10	$—	$—		$1,350
Collectively evaluated for impairment	28,443	105,194	129,630	9,389	21,655	6,710	—	—		301,021
Total loans balance	$28,446	$105,752	$130,401	$9,389	$21,663	$6,720	$0	$0		$302,371
Loans at December 31, 2015:
Individually evaluated for impairment	$50	$2,179	$5,488	$—	$233	$14	$—	$—		$7,964
Collectively evaluated for impairment	21,319	98,321	105,876	6,369	18,004	6,462	4	150		256,505
Total loans balance	$21,369	$100,500	$111,364	$6,369	$18,237	$6,476	$4	$150		$264,469

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

NOTE 3 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the nine months ended September 30, 2016:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Other construction	$3	$3	$—	$13	$—	$—
1-4 family residential:
Revolving, open ended	34	34	—	39	2	2
First liens	399	399	—	398	11	19
Junior liens	20	20	—	15	1	1
Commercial real estate:
Farmland	123	123	—	114	8	8
Owner occupied	—	—	—	884	—	—
Non-owner occupied	30	30	—	31	2	2
Commercial, financial and agricultural
Commercial and industrial	11	8	—	9	—	—
Consumer	—	—	—	1	1	1
Total with no related allowance recorded	620	617	—	1,504	25	33
With an allowance recorded:
Real estate construction:
Other construction	—	—	—	2	—	—
1-4 family residential:
Revolving, open ended	33	33	29	33	1	2
First liens	71	72	6	1,213	2	2
Commercial real estate:
Owner occupied	618	618	57	2,446	108	41
Non-owner occupied	—	—	—	820	—	—
Commercial, financial and agricultural
Commercial and industrial	—	—	—	168	—	—
Consumer	10	10	—	11	—	—
Total with an allocated allowance recorded	732	733	92	4,693	111	45
Total	$1,352	$1,350	$92	$6,197	$136	$78

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

NOTE 3 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2016:

	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Other construction	$4	$—	$—
1-4 family residential:
Revolving, open ended	35	1	1
First liens	400	2	2
Junior liens	20	—	—
Commercial real estate:
Farmland	124	2	2
Non-owner occupied	31	1	1
Commercial, financial and agricultural
Commercial and industrial	8	—	1
Total with no related allowance recorded	622	6	7
With an allowance recorded:
1-4 family residential:
Revolving, open ended	33	1	1
First liens	72	1	1
Commercial real estate:
Owner occupied	623	96	14
Consumer	11	—	—
Total with an allocated allowance recorded	739	98	16
Total	$1,361	$104	$23

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

NOTE 3 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the nine months ended September 30, 2015:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Other construction	$—	$—	$—	$1,834	$—	$—
1-4 family residential:
Revolving, open ended	53	53	—	54	2	2
Junior liens	—	—	—	41	—	—
Commercial real estate:						—
Non-owner occupied	32	32	—	630	2	2
Consumer	4	4	—	5	—	—
Other loans	—	—	—	1,013	—	—
Total with no related allowance recorded	89	89	—	3,577	4	4
With an allowance recorded:
Real estate construction:
Other construction	5	5	—	1,041	—	—
1-4 family residential:
Revolving, open ended	33	33	33	35	2	2
First liens	1,980	1,979	79	1,850	79	80
Junior liens	173	173	173	43	4	5
Commercial real estate:
Owner occupied	516	516	51	538	33	24
Non-owner occupied	1,102	1,102	27	691	46	46
Commercial, financial and agricultural
Commercial and industrial	224	224	121	56	12	13
Consumer	—	—	—	1	—	—
Total with an allocated allowance recorded	4,033	4,032	484	4,255	176	170
Total	$4,122	$4,121	$484	$7,832	$180	$174

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2016

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

September 30, 2016

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

Troubled Debt Restructurings

The Company has $1,316 of loans with allocated specific reserves of $63 to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2016 compared to $7,932 with allocated specific reserves of $311 at December 31, 2015.  The Company lost $7 and $107 of interest income in the nine months and $1 and $95 of interest income in the three months ended September 30, 2016 and 2015, respectively, that would have been recorded in interest income if the specific loans had not been restructured.  Troubled debt restructurings still accruing interest totaled $704 and $6,729 at September 30, 2016 and December 31, 2015, respectively. The Bank had no commitments to lend additional funds to loans classified as troubled debt restructurings at September 30, 2016 or December 31, 2015.

During the first nine months of 2016, the terms of certain loans were modified as troubled debt restructurings. The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or granting of amortization terms for balloon notes that are longer than the Bank’s typical practice.

Modifications involving a reduction of the stated interest rate and extension of the maturity date of the loan were for periods ranging from six months to two years.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

NOTE 3 – LOANS (Continued)

Loans classified as troubled debt restructurings are included in impaired loans.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2016	27	$7,932
Additional loans with concessions	1	26
Reductions due to:
Reclassified as nonperforming	—	—
Paid in full	(2)	(225)
Charge-offs	(1)	(3)
Transfer to other real estate owned	—	—
Principal paydowns	—	(64)
Lapse of concession period	—	—
TDR reclassified as performing loan	(6)	(6,350)
Totals at September 30, 2016	19	$1,316

The following table presents loans by class modified as troubled debt restructurings that occurred during the first nine months of 2016 and 2015:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
September 30, 2016
1-4 family residential:
First liens	1	$26	$26
Total	1	$26	$26
September 30, 2015
Real estate construction:
Other construction	1	$52	$52
1-4 family residential:
Revolving, open ended	1	4	4
First liens	2	1,677	1,677
Commercial real estate:
Non-owner occupied	1	1,113	1,113
Commercial, financial and agricultural
Commercial and industrial	2	237	237
Total	7	$3,083	$3,083

The only troubled debt restructurings occurring in 2016, as described in the table above, had an outstanding balance of $22 at September 30, 2016. There was no increase for the allowance for loan losses and no specific reserve recorded during the first nine months of 2016 associated with the troubled debt restructuring occurring in 2016.

The pre-modificaiton and post-modification recorded investment amount represents the recorded investment on the date of the loan modification.  Since the modifications on this loan were an interest rate concession and payment term extension, not principal reductions, the pre-modification and post-modification recorded investment is the same.

A loan is considered to be in payment default once it is more than 90 days contractually past due under the modified terms.  There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the first nine months of 2016 or 2015.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

NOTE 3 – LOANS (Continued)

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing by class of loans as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Nonaccrual	Loans past due over 90 days still accruing	Nonaccrual	Loans past due over 90 days still accruing
Real estate construction:
Other construction	$17	$—	$16	$—
1-4 family residential:
Revolving, open ended	143	—	82	—
First liens	778	—	173	—
Commercial real estate:
Farmland	81	—	82	—
Owner occupied	221
Non-owner occupied	419	—	—	—
Commercial, financial and agricultural:
Commercial and industrial	—	—	12	—
Consumer	13	—	—	—
Other loans	—	—	10	—
Total	$1,672	$—	$375	$—

The following table presents the aging of the recorded investment in past due loans, including nonaccrual loans as of September 30, 2016 and December 31, 2015 by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
September 30, 2016
Real estate construction:
Residential construction	$—	$—	$—	$—	$16,273	$16,273
Other construction	2	—	14	16	12,157	12,173
1-4 family residential:
Revolving, open ended	99	—	52	151	13,111	13,262
First liens	165	4	99	268	89,950	90,218
Junior liens	20	—	—	20	2,252	2,272
Commercial real estate:
Farmland	—	—	—	—	7,034	7,034
Owner occupied	180	—	—	180	61,579	61,759
Non-owner occupied	—	—	74	74	61,534	61,608
Other real estate secured loans	—	—	—	—	9,389	9,389
Commercial, financial and agricultural:
Agricultural	—	—	—	—	1,239	1,239
Commercial and industrial	356	—	—	356	20,068	20,424
Consumer	16	—	—	16	6,704	6,720
Tax exempt	—	—	—	—	—	—
Other loans	—	—	—	—	—	—
Total	$838	$4	$239	$1,081	$301,290	$302,371

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2016

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

September 30, 2016

(Unaudited)

NOTE 3 – LOANS (Continued)

Impaired loans are evaluated separately from other loans in the Bank’s portfolio.  Credit quality information related to impaired loans was presented above and is excluded from the tables below.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of September 30, 2016 and December 31, 2015, and based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful
September 30, 2016
Real estate construction:
Residential construction	$16,273	$—	$—	$—	$—
Other construction	11,728	72	6	365	—
1-4 family residential:
Revolving, open ended	12,881	192	—	120	—
First liens	80,662	8,374	4	709	—
Junior liens	2,244	7	—	—	—
Commercial real estate:
Farmland	5,093	693	—	1,126	—
Owner occupied	59,384	1,757	—	—	—
Non-owner occupied	60,118	1,041	—	419	—
Other real estate loans	9,389	—	—	—	—
Commercial, financial and agricultural:
Agricultural	1,239	—	—	—	—
Commercial and industrial	18,655	1,367	—	394	—
Consumer	6,674	32	—	3	—
Tax exempt	—	—	—	—	—
Other loans	—	—	—	—	—
Total	$284,340	$13,535	$10	$3,136	$—

	Pass	Watch	Special Mention	Substandard	Doubtful
December 31, 2015
Real estate construction:
Residential construction	$11,147	$45	$—	$—	$—
Other construction	8,182	47	7	1,891	—
1-4 family residential:
Revolving, open ended	14,816	77	—	295	—
First liens	70,656	10,064	—	630	—
Junior liens	1,783	—	—	—	—
Commercial real estate:
Farmland	5,897	185	—	1,691	—
Owner occupied	43,953	2,104	—	—	—
Non-owner occupied	50,473	1,183	—	390	—
Other real estate loans	6,369	—	—	—	—
Commercial, financial and agricultural:
Agricultural	1,043	10	—	—	—
Commercial and industrial	15,452	1,099	—	400	—
Consumer	6,438	16	—	8	—
Tax exempt	4	—	—	—	—
Other loans	150	—	—	—	—
Total	$236,363	$14,830	$7	$5,305	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2016

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Basic
Net income	$2,062	$4,219	$634	$1,778
Less: Preferred stock dividends reversed/(accrued)	4,167	(1,936)	(97)	(1,102)
Net Income available to common shareholders	$6,229	$2,283	$537	$676
Weighted common shares outstanding including participating securities	3,850,281	3,275,204	4,960,543	3,275,421
Less: Participating securities	(39,999)	—	(39,999)	—
Weighted average shares	3,810,282	3,275,204	4,920,544	3,275,421
Basic net income per share	$1.63	$0.70	$0.11	$0.21
Diluted
Net income available to common shareholders	$6,229	$2,283	$537	$676
Weighted average common shares	3,810,282	3,275,204	4,920,544	3,275,421
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—
Average common shares and dilutive potential common shares outstanding	3,810,282	3,275,204	4,920,544	3,275,421
Diluted net income per share	$1.63	$0.70	$0.11	$0.21

At September 30, 2016 and 2015, respectively, stock options for 27,550 and 42,400 shares of common stock were not considered in computing diluted net income per share for the nine-month and three-month periods ended September 30, 2016 and 2015 because they were antidilutive.

NOTE 5 - INCOME TAXES

The Company recorded $1,209 of income tax expense for the nine months ended September 30, 2016 and $386 for the three months ended September 30, 2016, which is an effective tax rate of 36.96% and 37.84%, respectively.  Due to economic conditions and losses recognized between 2008 and 2015, the Company established a valuation allowance against materially all of its deferred tax assets.  Due to improvements in the Company’s performance and overall condition, management determined during the fourth quarter of 2015 that it is more likely than not that the Company’s deferred tax asset can be realized through current and future taxable income.  The Company has approximately $49,442 in net operating losses for state tax purposes that begin to expire in 2023 and $21,619 for federal tax purposes that begin to expire in 2031 to be utilized by future earnings.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2016

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

September 30, 2016

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

Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements at September 30, 2016 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
Mortgage-backed (residential)	$82,159	$82,159	$—
State and municipals	1,749	1,749	—
Total available for sale securities	83,908	83,908	—
Loans held for sale	369	369	—

		Fair Value Measurements at December 31, 2015 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
Mortgage-backed (residential)	$116,094	$116,094	$—
State and municipals	2,730	2,629	101
Total available for sale securities	118,824	118,723	101
Loans held for sale	156	156	—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

NOTE 6 - FAIR VALUE (Continued)

There were no transfers among fair value pricing levels during the nine months or three months ended September 30, 2016 and 2015.

The following table summarizes the differences between the fair value and the principal balance for loans held for sale measured at fair value as of September 30, 2016 and December 31, 2015:

	September 30, 2016			December 31, 2015
	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale, in secondary market	$369	$365	$4	$156	$153	$3

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine-month and three-month periods ended September 30, 2016 and 2015:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) State and County Municipal Securities
	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Beginning balance	$101	$103	$—	$102
Securities sold	(100)	—	—	—
Change in fair value	(1)	(1)	—	—
Ending balance	$—	$102	$—	$102

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	September 30, 2016
	Carrying Value	Fair Value Measurements using other significant unobservable inputs (Level 3)
Assets:
Impaired loans:
Real estate construction	$4	$4
Commercial real estate	206	206
Commercial, financial and agricultural	8	8
Total impaired loans	218	218
Other real estate owned:
Construction and development	2,839	2,839
1-4 family residential	149	149
Non-farm, non-residential	1,900	1,900
Total other real estate owned	4,888	4,888

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2016

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

Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $262 at September 30, 2016, with a valuation allowance of $44, resulting in no additional provision for loan losses for the nine-month period ended September 30, 2016. No additional provision was recorded in the first nine months of 2015 on impaired loans. Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $490, with a valuation allowance of $166, resulting in no additional provision for loan losses for the year ended December 31, 2015.

Other real estate owned, measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $4,888, which is made up of the outstanding balance of $6,305, net of a valuation allowance of $1,417 at September 30, 2016, resulting in a write-down of $168 charged to expense in the nine months ended September 30, 2016, compared to a write-down of $308 charged to expense in the nine months ended September 30, 2015. Net carrying amount was $6,320 at December 31, 2015, which was made up of the outstanding balance of $8,188, net of a valuation allowance of $1,868.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

NOTE 6 - FAIR VALUE (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments at fair value on a non-recurring basis at September 30, 2016:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (1)
Impaired Loans:
Real estate construction	$4	Sales comparison approach	Adjustment for differences between comparable sales	(0.0%) - (0.0%) (0.0%)
Commercial real estate	$206	Sales comparison approach	Adjustment for differences between comparable sales	(0.0%) - (8.0%) (8.0%)
Commercial, financial and agricultural	$8	Sales comparison approach	Adjustment for differences between comparable sales	(0.0%) - (0.0%) (0.0%)
Other real estate owned:
Construction and development	$2,839	Sales comparison approach	Adjustment for differences between comparable sales	(0.0%) - (0.0%) (0.0%)
1-4 family residential	$149	Sales comparison approach	Adjustment for differences between comparable sales	(0.0%) - (8.25%) (0.4%)
Non-farm, non-residential	$1,900	Sales comparison approach	Adjustment for differences between comparable sales	(0.0%) - (0.0%) (0.0%)

(1)

The range presented in the table reflects the discounts applied by the independent appraiser in arriving at their conclusion of market value. Management applies an additional 15% discount to the appraiser’s conclusion of market value to arrive at fair value.

Carrying amount and estimated fair values of significant financial instruments at September 30, 2016 and December 31, 2015 were as follows:

	September 30, 2016
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$24,550	$24,550	$24,550	$—	$—
Time deposits in other financial institutions	25,048	25,011	—	25,011	—
Securities available for sale	83,908	83,908	—	83,908	—
Loans, net of allowance	298,903	286,595	—	—	286,595
Restricted equity securities	1,727	NA	NA	NA	NA
Financial liabilities
Deposits with stated maturities	198,503	199,482	—	199,482	—
Deposits without stated maturities	220,213	220,213	220,213	—	—
Subordinated debentures	23,000	23,000	—	—	23,000

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2016

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

Prompt corrective action regulations classify banks into one of five capital categories depending on how well they meet their minimum capital requirements.  Although these terms are not used to represent the overall financial condition of a bank, the classifications are:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  If adequately capitalized or worse, or subject to a written agreement, consent order, or cease and desist order requiring higher minimum capital levels, regulatory approval would be required for the Bank to accept, renew or rollover brokered deposits.  If a bank is classified as undercapitalized or worse, its capital distributions are restricted, as is its asset growth and expansion, and capital restoration plans are required.  At September 30, 2016, the Bank’s capital ratios were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action. Because the Company’s total assets were less than $1,000,000 at September 30, 2016, the Company is not required to maintain certain capital levels on a consolidated basis.

On February 29, 2016, the Company was notified by the Federal Reserve Bank of Atlanta (the “FRB-Atlanta”) that the written agreement the Company had entered into in the second quarter of 2012 (the “Written Agreement”) with the FRB-Atlanta had been terminated as of February 29, 2016.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

NOTE 7 – REGULATORY MATTERS (Continued)

The Company’s principal source of funds for dividend and/or interest payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid by the Bank in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements described above.  At September 30, 2016, the Bank could dividend up to $12,619 to the Company, without the consent of the Commissioner of the Tennessee Department of Financial Institutions (the “Department”) or the FDIC.

Banks and bank holding companies with total assets in excess of $1,000,000 are subject to various regulatory capital requirements administered by State and Federal banking agencies.  The Company’s and the Bank’s capital amounts and ratios at September 30, 2016 and December 31, 2015, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions (1)
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2016
Total Capital to risk weighted assets
Community First Bank & Trust	$46,892	14.41%	$26,035	8.00%	$32,543	10.00%
Consolidated	44,426	13.50%	26,333	8.00%	32,916	10.00%
Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$43,423	13.34%	$14,645	4.50%	$21,153	6.50%
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$43,423	13.34%	$19,526	6.00%	$26,035	8.00%
Consolidated	23,365	7.10%	13,166	4.00%	19,750	6.00%
Tier 1 Capital to average assets
Community First Bank & Trust	$43,423	9.28%	$18,717	4.00%	$23,396	5.00%
Consolidated	23,365	4.96%	18,827	4.00%	N/A	N/A
December 31, 2015
Total Capital to risk weighted assets
Community First Bank & Trust	$44,057	14.35%	$24,559	8.00%	$30,699	10.00%
Consolidated	36,896	11.91%	24,779	8.00%	30,974	10.00%
Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$40,159	12.89%	$14,015	4.50%	$20,245	6.50%
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$40,159	13.08%	$18,687	6.00%	$24,916	8.00%
Consolidated	21,963	7.09%	12,389	4.00%	18,584	6.00%
Tier 1 Capital to average assets
Community First Bank & Trust	$40,159	8.79%	$18,274	4.00%	$22,843	5.00%
Consolidated	21,963	4.82%	18,242	4.00%	N/A	N/A

(1)	Because the Company’s total assets were less than $1,000,000 at September 30, 2016, the Company was not, at that date, subject to capital level requirements at that level.

The Bank’s capital ratios at September 30, 2016 were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

NOTE 7 – REGULATORY MATTERS (Continued)

In July 2013, the Federal banking regulators, in response to the statutory requirements of The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), adopted new regulations implementing the Basel Capital Adequacy Accord (“Basel III”) and the related minimum capital ratios. These capital requirements which were effective January 1, 2015 and apply to bank holding companies with total assets in excess of $1,000,000 and to banks, include a new “Common Equity Tier 1 Ratio”, which has stricter rules as to what qualifies as Common Equity Tier 1 Capital.  A summary of the changes to the regulatory capital ratios are as follows:

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2016

(Unaudited)

NOTE 8 – PREFERRED STOCK RESTRUCTURE

On February 25, 2016 holders of the Company’s Series A Preferred Stock and the Company’s common stock, no par value per share (the “Common Stock”), approved amendments to the Company’s charter (the “Charter Amendments”) to modify the terms of the Company’s Fixed Rate Non-Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) to, among other things, (i) cancel the amount of undeclared dividends in respect of the Series A Preferred Stock; (ii) reduce the liquidation preference on the Series A Preferred Stock to $650 per share plus the amount of any declared and unpaid dividends, without accumulation of any undeclared dividends; (iii) reduce the dividend rate payable on the Series A Preferred Stock from 9% per annum to 5% per annum; (iv) change the designation of the Series A Preferred Stock from “Cumulative” to “Non-Cumulative” and change the rights of the holders of the Series A Preferred Stock such that dividends or distributions on the Series A Preferred Stock will not accumulate unless declared by the Company’s board of directors and subsequently not paid; and (v) eliminate the restrictions on the Company’s ability to pay dividends or make distributions on, or repurchase, shares of its Common Stock or other junior stock or stock ranking in parity with the Series A Preferred Stock prior to paying accumulated but undeclared dividends or distributions on the Series A Preferred Stock.  The Charter Amendments were effective on February 26, 2016.  As a result of the Charter Amendments in the first quarter of 2016, the Company reversed $4,386 of accrued dividends on the Series A Preferred Stock that reduced the Company’s accumulated deficit by the same amount and $4,167 of face value that increased the Company’s additional paid-in capital, which is included in Common Stock, by the same amount.

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

On April 28, 2016, the Company filed a registration statement on Form S-1 (the “Registration Statement”), with the SEC relating to a proposed public offering of up to 250,000 shares of its Common Stock in connection with a rights offering (the “Rights Offering”). The Company completed the Rights Offering on September 27, 2016.  The Company received subscriptions and over-subscriptions for a total of 40,528 shares of its Common Stock.  All of the subscriptions and over-subscriptions were accepted, for aggregate gross proceeds to the Company of approximately $193.  The Company intends to use the net proceeds from the offering for general corporate purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

(amounts in thousands, except share and per share data)

The following discussion compares the financial condition of the Company at September 30, 2016 to December 31, 2015, and the results of operations for the nine months and three months ended September 30, 2016 to the nine months and three months ended September 30, 2015.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 9, 2016 (File No. 000-49966) (the “2015 Form 10-K”) and in other reports we file with the SEC from time to time, and the following:

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;
•	continuation of the historically low short-term interest rate environment;
•	greater than anticipated deterioration or lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA;
•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions or regulatory developments;
•	failure to maintain capital levels above levels required by banking regulations or commitments or agreements we make with our regulators;
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

FINANCIAL CONDITION

At September 30, 2016, total assets were $475,068 and total liabilities were $444,861 for an increase in assets of $5,128 or 1.1% compared to $469,940 at December 31, 2015 and a decrease in liabilities of $2,114 or 0.5%, compared to $446,975 at December 31, 2015.  The increase in assets was caused primarily by increases in net loans and cash and cash equivalents offset in part by decreases in securities available for sale and other real estate owned.  The decrease in liabilities was caused primarily by decreases in interest-bearing deposits and other liabilities offset in part by an increase in noninterest-bearing deposits.  Total shareholders’ equity increased $7,242, or 31.5%, to $30,207 at September 30, 2016 compared to $22,965 at December 31, 2015.  The increase in equity was primarily due to the forgiveness of Series A Preferred Stock accrued dividends combined with net income during the first nine months of 2016.

Cash and Cash Equivalents

Cash and cash equivalents were $24,550 at September 30, 2016 compared to $19,387 at December 31, 2015.  This increase was primarily due to proceeds from the sale of securities available for sale offset in part by funding of loan growth.

Time Deposits in Other Financial Institutions

Time deposits in other financial institutions totaled $25,048 at September 30, 2016 compared to $24,305 at December 31, 2015.  Management continues to utilize time deposits in other financial institutions in conjunction with the Bank’s securities portfolio in order to maximize yield and maintain a reasonable total duration for the Bank’s assets outside of the loan portfolio.   Original maturities of time deposits in other financial institutions range from four months to five years.   Most of the CDs with maturities beyond three years are callable with minimal early withdrawal penalties.  All of the deposits are in FDIC or National Credit Union Administration insured institutions and the amount on deposit with each individual institution does not exceed the deposit insurance limit of $250.  As of September 30, 2016, time deposits in other financial institutions had a weighted average rate of 1.34% and a weighted average remaining life of 0.161 years.

Loans

Total loans (excluding loans held for sale) at September 30, 2016 were $302,371, compared to $264,469 at December 31, 2015, an increase of $37,902 or 14.3%.  The increase in loans during the first nine months of 2016 was primarily due to increased loan demand within the Bank’s core market and due to purchases of individual loans from other institutions.  The increase in loan demand was primarily due to improvement in the economy in the Bank’s market areas.  The most significant increases in loans were in commercial real estate, 1-4 family residential, and real estate construction segments.

FINANCIAL CONDITION (Continued)

Loans in the portfolio at September 30, 2016 of approximately $61,790, or 20.4%, are at a variable rate of interest while $238,909, or 79.0%, are at a fixed rate, and $1,672, or 0.6%, are nonaccrual.  Within one year of September 30, 2016, $58,159, or 19.2%, of total loans are subject to repricing. As market rates dropped during the economic recession, management implemented rate floors for many variable rate loans in an effort to protect the Bank’s net interest margin.  As a result, when market rates begin to rise, loans at their floor will not reprice at higher rates until market rates rise above their contractual floor rates.  Only the loans noted above that have variable rates not at a floor rate will reprice with the first increase in market rates.  The existence of these rate floors may negatively impact our net interest margin when rates begin to rise, at least until rates rise above these floors.

On September 30, 2016, the Company’s loan to deposit ratio (including loans held for sale) was 72.2%, compared to 63.5% at December 31, 2015.  Management expects loan demand to modestly improve through the remainder of 2016, though foreclosure activity could result in some additional decreases in loan balances.

Securities Available for Sale

Set forth below is a table showing the carrying amount and breakdown of the Company’s securities available for sale at September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Mortgage-backed (residential)	$82,159	97.9%	$116,094	97.7%
State and municipal	1,749	2.1%	2,730	2.3%
Total	$83,908	100.0%	$118,824	100.0%

The Company’s securities portfolio is used, among other things, to provide yield and for pledging purposes to secure public fund deposits.  As of September 30, 2016, the carrying value of securities decreased $34,916 to $83,908, compared to $118,824 at December 31, 2015.  This decrease is primarily due to selling securities in order to fund loan demand during the first nine months of 2016.  Securities available for sale as a percentage of total assets was 17.7% at September 30, 2016, compared to 25.3% at December 31, 2015.  Net unrealized gain on securities available for sale was $1,031 at September 30, 2016, compared to a net unrealized loss of $418 at December 31, 2015. Changes in interest rates in the securities market combined with changes in the makeup of our portfolio were the primary cause of this fluctuation in the net unrealized loss/gain.  Management is continually monitoring the credit quality of the Bank’s investments and believes that the unrealized losses that existed in the Bank’s portfolio at September 30, 2016 are temporary based on the bond ratings and anticipated recovery of the bonds held.  At September 30, 2016, the Company did not have the intent to sell these securities and it is more likely than not that it will not be required to sell the securities before their anticipated recovery.

Other Real Estate Owned

At September 30, 2016, other real estate owned (“OREO”) totaled $4,888, a decrease of $2,940 from $7,828 at December 31, 2015.  This decrease is primarily due to the sale of properties during the first nine months of 2016.  The balance of OREO is comprised of properties acquired through or in lieu of foreclosure on real estate loans, and loans made to facilitate the sale of OREO properties that are required to be reported as OREO. The balances recorded for each individual property are based on appraisals that are not more than twelve months old, discounted by 15%.  The 15% discount was adopted by the Company beginning in the third quarter of 2010 based on an analysis of actual recoveries of OREO balances, including selling costs.  Based on that analysis, the Company recorded a valuation allowance of $346 (recognized through OREO expense) in the third quarter of 2010.  In addition, the Company began applying the 15% discount in its determination of specific reserves for impaired loans that are collateral dependent.  As a result, we believe the majority of the financial loss incurred by the Company as a result of the 15% discount has been recognized through loan charge-offs and the provision for loan losses at the time the property is transferred to OREO, with the foreclosed property being transferred into OREO at the discounted value. The Company annually updates its analysis regarding the 15% discount.  Should such updates indicate that a change in the 15% discount is warranted, the Company would implement the change accordingly and that change would be applied to all properties that are subsequently moved into OREO.  Additional write-downs of individual properties typically occur when the results of updated appraisals and further application of the 15% discount on the value reflected in the updated appraisal indicates that the value of the respective property has declined.  The Company obtains updated appraisals for OREO properties at least every twelve months.  These write-downs are recognized in the quarterly period in which the appraisal is accepted by the Company.

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

The following table shows a breakdown of the OREO portfolio by category as of the end of the periods indicated:

	September 30, 2016		June 30, 2016		March 31, 2016		December 31, 2015
Rental	$2,839	58.1%	$1,840	37.6%	$1,840	37.6%	$3,984	51.0%
Non-rental	290	5.9%	314	6.4%	941	19.3%	941	12.0%
Land	1,759	36.0%	2,903	59.4%	2,903	59.4%	2,903	37.0%
Total	$4,888	100.0%	$5,057	103.5%	$5,684	116.3%	$7,828	100.0%

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

The following table provides activity within the OREO portfolio in terms of individual parcels for the nine-month and three-month periods ended on the dates indicated:

	Rental	Non-rental	Auction	Land
Three Months Ended September 30, 2016
Foreclosures	—	—	—	—
Sales	—	—	—	—
Weighted average age of properties held at period end (months)	61.4	47.1	—	56.1
Three Months Ended September 30, 2015
Foreclosures	—	—	—	—
Sales	2	—	—	1
Weighted average age of properties held at period end (months)	49.0	19.9	—	49.0
Nine Months Ended September 30, 2016
Foreclosures	—	—	—	—
Sales	7	1	—	—
Nine Months Ended September 30, 2015
Foreclosures	2	2	—	1
Sales	12	3	3	13

FINANCIAL CONDITION (Continued)

The following table sets forth information related to the five largest OREO properties held by the Company as of September 30, 2016:

Property Description	Original loan classification	Original Loan Amount		Charge-off prior to transfer into OREO	Write-down after transfer into OREO	Carrying Balance
Unimproved land	Real estate construction	$5,000		$905	$801	$1,828
Unimproved land	Real estate construction	1,134		402	—	799
Mini storage facility	Commercial real estate	3,934	(1)	—	82	782
Commercial property	Commercial real estate	3,934	(1)	—	145	323
Commercial property	Commercial real estate	654		157	99	315

(1) These two properties were pledged as collateral for the same loan relationship.

The following table sets forth information related to the five largest OREO properties held by the Company as of December 31, 2015:

Property Description	Original loan classification	Original Loan Amount		Charge-off prior to transfer into OREO	Write-down after transfer into OREO	Carrying Balance
Unimproved land	Real estate construction	$5,000		$905	$801	$1,828
Unimproved land	Real estate construction	1,134		402	—	799
Mini storage facility	Commercial real estate	3,934	(1)	—	82	782
Unimproved land	Real estate construction	3,934	(1)	—	203	644
Single family residence	1-4 Family residential	731		—	104	627

(1)	These two properties were pledged as collateral for the same loan relationship.

Each of the OREO properties identified in the September 30, 2016 table above is listed with a real estate agent and is also listed as available for sale on the Bank’s website.  The two properties classified as unimproved land were, at the time the loans were made, intended to be developed.  The property carried at $1,828 is commercial property located in an area that remains significantly and negatively impacted by the downturn in the real estate market.  The property is currently under contract; however, there is a lengthy due diligence period and the sale of the property may not ultimately be consummated.  If so, the Company will continue to actively market the property.  The property carried at $799 is located in a residential area that was also negatively impacted by the downturn in the economy.  Although there are some positive indicators of improvements in the local market where the property is located, management believes it will likely require a significant amount of time to sell the property and will continue to market the property.  The commercial real estate property carried at $782 consists of income producing rental property that is being managed by a third party property manager on behalf of the Company.  The Company continues to market this rental property, but because of the income producing nature of the property, it is likely that management will resist selling the property in the near term for less than the current carrying value of the property.  The commercial real estate property carried at $323 consists of income producing rental property that is currently under a purchase contract and is expected to close in the fourth quarter of 2016.  The commercial property carried at $315 is a commercial/industrial building in an area that was also negatively impacted by the downturn of the economy.  Due to the deteriorated condition of the property, limited demand, and potential environmental risk, management believes it will likely require a significant amount of time to sell the property.

Deposits

The Company relies on the Bank’s deposit growth, as well as alternative funding sources such as other borrowed money, Federal Home Loan Bank (“FHLB”) advances, and federal funds purchased from correspondent banks, to fund its operations.

FINANCIAL CONDITION (Continued)

The following table sets forth the composition of the deposits at September 30, 2016 and December 31, 2015.

	September 30, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$80,447	19.2%	$71,875	17.2%
Interest-bearing demand accounts	139,974	33.4%	141,129	33.9%
Savings accounts	33,534	8.0%	31,255	7.5%
Time deposits greater than $100	80,989	19.3%	85,620	20.5%
Other time deposits	83,772	20.0%	86,835	20.9%
Total	$418,716	100.0%	$416,714	100.0%

The following table sets forth all time deposits greater than $100 broken down by remaining maturity at September 30, 2016:

Three months or less	$7,444
Over three months through six months	20,196
Over six months through one year	27,485
Over one year	25,864
Total	$80,989

Total deposits were $418,716 at September 30, 2016, compared to $416,714 at December 31, 2015, an increase of $2,002.  The increase was primarily due to increases in noninterest-bearing deposits offset in part by decreases in interest-bearing demand deposits.

Shareholders’ Equity

At September 30, 2016, shareholders’ equity totaled $30,207, an increase of $7,242, or 31.5%, from $22,965 at December 31, 2015.  The increase was primarily due to forgiveness of Series A Preferred Stock dividends during the first three months of 2016 and net income for the first nine months of 2016.

On February 25, 2016, the Company’s shareholders approved amendments to the Company’s charter that canceled the amount of the accumulated but undeclared dividends in respect to the Series A Preferred Stock and reduce the face value of the Series A Preferred Stock from $1,000 per share to $650 per share.  These changes resulted in $4,265 of dividends being reversed, which reduced the Company’s accumulated deficit.  The reduction in liquidation value transferred $4,167 of capital from Series A Preferred Stock to Common Stock.  On June 30, 2016, all of the outstanding shares of Series A Preferred Stock were converted into 1,629,097 shares of Common Stock.

At the request of the FRB-Atlanta, the Board of Directors of the Company, on January 18, 2011, adopted a board resolution (which was replaced by the Written Agreement that was terminated on February 29, 2016) agreeing that the Company would not, among other things, incur additional debt, pay dividends on any of its common stock or preferred stock, or redeem treasury stock without approval from the FRB-Atlanta.  The Company requested permission to make dividend payments on its preferred stock and interest payments on its subordinated debentures that were scheduled for the first quarter of 2011.  In the first quarter of 2011, the FRB-Atlanta granted the Company permission to pay the dividends on its preferred stock that were due on February 15, 2011, but denied the Company permission to make interest payments on its subordinated debentures.  As a result of the FRB-Atlanta’s decision, the Company was required to begin the deferral of interest payments on each of its three issuances of subordinated debentures during the first quarter of 2011.  The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters.  During the period in which it is deferring the payment of interest on its subordinated debentures, the indentures governing the subordinated debentures provide that the Company cannot pay any dividends on its Common Stock or preferred stock.  Accordingly, the Company was required to suspend its dividend payments on its preferred stock beginning in the second quarter of 2011.  On February 29, 2016, the Company was notified by the FRB-Atlanta that the Written Agreement had been terminated as of that date.  The Company received permission from the FRB-Atlanta to pay all accrued but unpaid dividends on its subordinated debentures in the fourth quarter of 2015 and made these payments in December 2015.  The Company made all interest payments due on its subordinated debentures in the first nine months of 2016.

On April 28, 2016, the Company filed a registration statement on Form S-1, with the SEC relating to a proposed public offering of up to 250,000 shares of its Common Stock in connection with a rights offering (the “Rights Offering”).  The Company completed the Rights Offering on September 27, 2016.  The Company received subscriptions and over-subscriptions for a total of 40,528 shares of its Common Stock.  All of the subscriptions and over-subscriptions were accepted, for aggregate gross proceeds to the Company of approximately $193. The Company intends to use the net proceeds from the offering for general corporate purposes.

RESULTS OF OPERATIONS

Net Income

The Company had net income of $2,062 for the nine months ended September 30, 2016 compared to net income of $4,219 for the same period in 2015, a decrease in net income of $2,157. This decrease was primarily due to a combination of a decrease in the reversal of provision for loan loss and the Company beginning to recognize income tax in the first quarter of 2016, when no income tax was recognized in the comparable period in 2015.  Net income available to common shareholders was $6,230 for the first nine months of 2016 compared to $2,283 for the same period in 2015.  This increase was primarily due to the forgiveness of $4,265 of Series A Preferred Stock accrued dividends in the first quarter of 2016.

The Company had net income of $634 for the three months ended September 30, 2016 compared to net income of $1,778 for the same period in 2015, a decrease in net income of $1,144. Net income available to common shareholders was $537 for the three months ended September 30, 2016 compared to $676 for the same period in 2015.  These decreases were primarily due to a decrease in the reversal of provision for loan loss and an increase in income tax expense, similar to the factors impacting the Company’s net income for the nine months ended September 30, 2016.

RESULTS OF OPERATIONS (Continued)

Average Balance Sheets, Net Interest Income

Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity and an analysis of net interest income for the nine-month periods ended September 30, 2016 and 2015. The table reflects how changes in the volume of interest earning assets and interest-bearing liabilities and changes in interest rates have affected our interest income, interest expense, and net interest income for the periods indicated.  Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (changes in rate multiplied by prior volume); and (3) changes in rate/volume (changes in rate multiplied by change in volume).  The changes attributable to the combined impact of volume and rate have all been allocated to the changes due to rate.

	September 30, 2016			September 30, 2015			Change
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Due to Volume (1)	Due to Rate (2) (3)	Total
Gross loans (a) (b)	$287,594	5.14%	$11,094	$263,654	5.66%	$11,170	$1,014	$(1,090)	$(76)
Taxable securities available for sale	93,160	2.18%	1,526	99,496	1.96%	1,455	(93)	164	71
Tax exempt securities available for sale	931	2.72%	19	1,680	2.94%	37	(16)	(2)	(18)
Federal funds sold and other	48,586	0.93%	341	52,394	0.68%	266	(19)	94	75
Total interest earning assets	430,271	4.02%	12,980	417,224	4.14%	12,928	886	(834)	52
Cash and due from banks	3,606			3,528
Other nonearning assets	42,609			37,004
Allowance for loan losses	(3,923)			(4,937)
Total assets	$472,563			$452,819
Deposits:
NOW & money market investments	$141,323	0.37%	$397	$130,101	0.38%	$374	$32	$(9)	$23
Savings	32,630	0.10%	25	28,105	0.10%	21	4	—	4
Time deposits $100 and over	82,323	0.93%	572	87,685	0.90%	587	(36)	21	(15)
Other time deposits	85,006	0.78%	497	92,929	0.75%	524	(46)	19	(27)
Total interest-bearing deposits	341,282	0.58%	1,491	338,820	0.59%	1,506	(46)	31	(15)
Subordinated debentures	23,000	3.38%	583	23,000	4.39%	756	—	(173)	(173)
Federal funds purchased and other	18	0.00%	—	—	0.00%	—	—	—	—
Total other borrowings	23,018	3.37%	583	23,000	4.39%	756	—	(173)	(173)
Total interest-bearing liabilities	364,300	0.76%	2,074	361,820	0.84%	2,262	(46)	(142)	(188)
Noninterest-bearing liabilities	80,269			79,108
Total liabilities	444,569			440,928
Shareholders’ equity	27,994			11,891
Total liabilities and shareholders’ equity	$472,563			$452,819
Net interest income			$10,906			$10,666	$932	$(692)	$240
Net interest margin		3.38%			3.42%

(a)	Interest income includes fees on loans of $558 and $351 in 2016 and 2015, respectively.
(b)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.
(1)	Changes in volume multiplied by prior rate.
(2)	Changes in rate multiplied by prior volume.
(3)	Changes in rate multiplied by change in volume.

RESULTS OF OPERATIONS (Continued)

Net Interest Income

Net interest income for the first nine months of 2016 was $10,906, an increase of $240, or 2.3%, compared to $10,666 for the same period in 2015. The increase in net interest income is primarily due to an increase in income from federal funds sold and other and taxable securities available for sale combined with a decrease in interest expense on subordinated debentures.

Total interest income for the nine months ended September 30, 2016 was $12,980, an increase of $52 from $12,928 for the same period in 2015. The increase in interest income was primarily due to an increase in income from federal funds sold and other and taxable securities available for sale as a result of increases in the rate earned on time deposits in other financial institutions and securties balances outstanding.  These increases were offset in part by a decrease in income from loans.

The average rate earned on gross loans in the first nine months of 2016 was 5.14% compared to 5.66% for the same period in 2015. The decrease in income from loans was due to a decrease in the average rate earned on loans offset by an increase in the average balance of loans.  The decrease in the average rate earned on loans was due to collection of significant interest recoveries on loans during the first three months of 2015 that were formerly on nonaccrual status and not repeated in 2016.  Management is seeing some pressure on rates for some loan types, which is contributing to the decrease in loan yields; however, the majority of the decrease is related to the prior year recoveries.  The increase in the average balance of loans was due to increased loan demand that continued in the first nine months of 2016.

Interest income on taxable securities increased $71 to $1,526 in the first nine months of 2016 compared to $1,455 in the first nine months of 2015. The increase was primarily due to an increase in the average rate earned on taxable securities offset in part by a decrease in the average balance of taxable securities.

Total interest expense was $2,074 in the first nine months of 2016, a decrease of $188 from $2,262 in the first nine months of 2015. The decrease in interest expense was primarily due to a decrease in the rate paid on the Company’s subordinated debentures in the first nine months of 2016 compared to the same period in 2015.  The decrease in the rate paid on the Company’s subordinated debentures is due primarily to the lack of compounding of interest on deferred interest payments since accrued expense on these debentures is now current.

Net interest income for the three months ended September 30, 2016 was $3,676, a decrease of $359, or 8.9%, compared to $4,035 for the same period in 2015. The decrease in net interest income is primarily due to a decrease in income from loans combined with a decrease in income on taxable securities available for sale combined with a decrease in interest expense paid on subordinated debentures, similar to factors noted above for the first nine months of 2016.

Total interest income for the three months ended September 30, 2016 was $4,384, a decrease of $517, or 10.5%, from $4,901 for the same period in 2015. The decrease in interest income was primarily due to a decrease in income from loans and income from taxable securities available for sale.  The decrease in interest income on loans is for reasons similar to factors noted above for the first nine months of 2016.  The decrease in interest income from taxable securities available for sale is due to a decrease in the average balance of securities available for sale.

Total interest expense was $708 in the three months ended September 30, 2016, a decrease of $158 from $866 for the same period in 2015. The decrease in interest expense was primarily due to a decrease in the rate paid on the Company’s subordinated debentures in the three months ended September 30, 2016 compared to the same period in 2015, similar to factors noted above for the first nine months of 2016.

Provisions for Loan Losses

In the first nine months of 2016, the Bank reversed $903 of the allowance for loan loss as a result of improvements in asset quality and significant loan recoveries. In the first nine months of 2015, the Bank reversed $2,257 of the allowance for loan loss. In the three months ended September 30, 2016, the Bank reversed $325 of the allowance for loan loss compared to $694 in the three months ended September 30, 2015.  The ratio of allowance for loan losses to gross loans was 1.15% at September 30, 2016 compared to 1.62% at December 31, 2015.

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

RESULTS OF OPERATIONS (Continued)

Nonperforming loans decreased from $7,266 at December 31, 2015 to $2,375 at September 30, 2016. The decrease in nonperforming loans was primarily due to several large loans previously classified as troubled debt restructurings becoming reclassified as performing. The ratio of the allowance to nonperforming loans was 146.02% at September 30, 2016, compared to 58.84% at December 31, 2015. The portion of the allowance attributable to impaired loans was $92 at September 30, 2016 compared to $340 at December 31, 2015. Total impaired loans were $1,350 at September 30, 2016 compared to $7,964 at December 31, 2015.  This decrease is mainly due to loan relationships that were previously classified as troubled debt restructurings that either refinanced into new loans or no longer met the regulatory definition of a troubled debt restructuring.

The portion of the allowance attributable to historical and environmental factors has decreased since December 31, 2015. Management’s evaluation of the allowance for loan losses, in addition to specific loan allocations, is based on volume of non-impaired loans and changes in credit quality and environmental factors. The improvement in the portion of the allowance attributable to historical and environmental factors occurred during the first nine months of 2016 due to improvement in credit quality and environmental factors.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2016 and December 31, 2015, based on the most recent analysis performed, the risk category of loans by segment of loans is as follows:

September 30, 2016	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$28,001	$72	$6	$365	$—
1-4 family residential	95,787	8,573	4	829	—
Commercial real estate	124,595	3,491	—	1,545	—
Other real estate loans	9,389	—	—	—	—
Commercial, financial and agricultural	19,894	1,367	—	394	—
Consumer	6,674	32	—	3	—
Tax exempt	—	—	—	—	—
Other loans	—	—	—	—	—
Total	$284,340	$13,535	$10	$3,136	$—

RESULTS OF OPERATIONS (Continued)

December 31, 2015	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$19,330	$92	$7	$1,891	$—
1-4 family residential	87,253	10,141	—	925	—
Commercial real estate	100,323	3,472	—	2,081	—
Other real estate loans	6,369	—	—	—	—
Commercial, financial and agricultural	16,495	1,109	—	400	—
Consumer	6,438	16	—	8	—
Tax exempt	4	—	—	—	—
Other loans	150	—	—	—	—
Total	$236,362	$14,830	$7	$5,305	$—

The table below illustrates changes in the AFLL ratio (the ratio, expressed as a percentage, of the allowance for loan losses to total gross loans) over the past five quarters and the changes in related risk metrics over the same periods:

Quarter Ended	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015	September 30, 2015
AFLL Ratio	1.15%	1.25%	1.30%	1.62%	1.65%
ASC 450 allowance ratio (1)	1.12%	1.18%	1.22%	1.53%	1.49%
Specifically impaired loans (ASC 310 component)	$92	$316	$324	$340	$484
Historical and environmental (ASC 450-10 component)	3,376	3,408	3,382	3,935	3,870
Total allowance for loan loss	$3,468	$3,724	$3,706	$4,275	$4,354
Nonperforming loans to gross loans (2)	0.79%	2.91%	3.11%	2.75%	1.69%
Impaired loans to gross loans	0.45%	2.59%	2.73%	3.01%	1.57%
Allowance to nonperforming loans ratio	146.02%	43.00%	41.68%	58.84%	98.11%
Quarter-to-date net charge offs to average gross loans (3)	(0.020%)	(0.010%)	(0.003%)	(0.16%)	(0.19%)

(1)	Historical and environmental component as a percentage of non-impaired loans.
(2)	Nonaccrual loans and loans past due 90 or more days still accruing interest, and troubled debt restructurings still accruing interest as a percentage of gross loans.
(3)	Annualized.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

The following table presents information regarding loans included as nonaccrual and troubled debt restructurings and the gross income that would have been recorded in the nine-month and three-month periods ended September 30, 2016 and 2015 if the loans had been current:

	Nine months ended		Three months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Nonaccrual interest	$30	$392	$1	$9
Troubled debt restructurings interest	7	40	1	3

Noninterest Income

Total noninterest income for the first nine months of 2016 was $2,183, an increase of $372, or 20.5% from $1,811 for the same period in 2015. The increase was primarily due to increases in gains on sale of securities available for sale, service charges on deposit accounts and gain on sale of loans.

Gains on sale of securities available for sale for the first nine months of 2016 was $206, an increase of $201 from $5 for the same period in 2015. This was primarily due to the Company choosing to sell securities to fund loan growth and to take advantage of favorable market conditions during the first nine months of 2016.

RESULTS OF OPERATIONS (Continued)

Service charges on deposit accounts for the first nine months of 2016 was $1,422, an increase of $95, or 7.2%, from $1,327 for the same period in 2015. This was primarily a result of an increase in interchange fees received due to more debit card usage by our customers.

Gain on sale of loans for the first nine months of 2016 was $139, an increase of $71, or 95.8%, from $68 for the same period in 2015. This was primarily a result of an increase in mortgage banking activity during the first nine months of 2016.

Total noninterest income for the three months ended September 30, 2016 was $675, an increase of $61, or 9.9% from $614 for the same period in 2015. The increase was primarily due to increases in gains on sale of securities available for sale and service charges on deposit accounts, similar to factors noted above for the nine-month period ended September 30, 2016.

The table below shows noninterest income for the nine-month and three-month periods ended September 30, 2016 and 2015.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Service charge on deposit accounts	$1,422	$1,327	$496	$457
Gain on sale of loans	139	71	47	22
Gain on sale of securities available for sale	206	5	—	4
Other:
Investment service income	78	85	18	19
Safe deposit box rental	23	21	8	7
Credit life insurance commissions	5	4	2	2
Bank Owned Life Insurance income	190	202	64	69
ATM income	70	61	25	21
Other customer fees	46	34	15	13
Other service charges, commissions and fees	4	1	—	—
Total noninterest income	$2,183	$1,811	$675	$614

Noninterest Expense

Noninterest expense for the first nine months of 2016 was $10,721, an increase of $206, or 2.0%, from $10,515 for the same period in 2015. The increase was primarily due to increases in salaries and employee benefits, other expense, director expense, and ATM expense offset by decreases in regulatory and compliance expense, other real estate expense and insurance expense.

Salaries and employee benefits totaled $5,642 in the first nine months of 2016, an increase of $421, or 8.1%, from $5,221 for the same period in 2015. This increase was primarily the result of a bonus paid to members of executive management combined with a significant increase in an incentive paid to loan officers due to increased loan production.

Other expense totaled $305 in the first nine months of 2016, an increase of $135, or 79.4%, from $170 for the same period in 2015. This increase was primarily the result of an increase in the use of outside services for strategic consulting and executive compensation consulting.

Director expense totaled $293 in the first nine months of 2016, an increase of $119, or 68.4%, from $174 for the same period in 2015. This increase was primarily due to changes in the director fee schedule that became effective in the first quarter of 2016.

ATM expenses totaled $592 in the first nine months of 2016, an increase of $67, or 12.8%, from $525 for the same period in 2015.  This increase was primarily the result of a change in interchange fees paid by the Bank that occurred in the later part of 2015.

Other real estate expense totaled $206 for the first nine months of 2016, a decrease of $197, or 48.9%, from $403 for the same period in 2015. Other real estate expense decreased during the first nine months of 2016 as a result of fewer properties being sold at a loss and fewer properties experiencing writedowns as a result of stabilization of real estate prices.

Regulatory and compliance expense totaled $301 in the first nine months of 2016, a decrease of $219, or 42.1%, from $520 for the same period in 2015. The decrease was primarily due to a reduction in the Bank’s FDIC insurance expense premium as a result of the lifting of all regulatory orders.

Insurance expense totaled $141 in the first nine months of 2016, a decrease of $93, or 39.7%, from $234 for the same period in 2015. The decrease was primarily due to a reduction in the Bank’s corporate insurance expense premium as a result of the lifting of all regulatory orders.

RESULTS OF OPERATIONS (Continued)

Noninterest expense for the three months ended September 30, 2016 was $3,656, an increase of $91, or 2.6%, from $3,565 for the same period in 2015. The increase was primarily due to increases in salaries and employee benefits, other expense and director expense offset by decreases in other real estate expense, regulatory and compliance expense and insurance expense, similar to factors noted above for the nine-month period ended September 30, 2016.

The table below shows noninterest expense for the nine-month and three-month periods ended September 30, 2016 and 2015:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2016	2015	2016	2015
Salaries and employee benefits	$5,642	$5,221	$1,898	$1,757
Regulatory and compliance	301	520	104	173
Occupancy	758	725	253	248
Furniture and equipment	263	234	89	86
Data processing fees	864	917	242	316
Advertising and public relations	123	140	36	43
Operational expense	347	358	121	117
Other real estate expense	206	403	170	150
Other:
Loan expense	53	59	27	14
Legal	118	94	41	48
Audit and accounting fees	240	246	75	81
Postage and freight	166	185	46	59
Director expense	293	174	90	57
ATM expense	592	525	206	181
Amortization of intangible asset	102	103	34	34
Insurance expense	141	234	44	76
Printing	49	51	17	19
Other employee expenses	61	60	20	17
Dues & memberships	42	39	12	12
Miscellaneous taxes and fees	37	35	11	12
Federal Reserve and other bank charges	27	23	9	8
Other	296	169	111	57
Total noninterest expense	$10,721	$10,515	$3,656	$3,565

Income Taxes

The effective income tax rate was 36.96% for the nine months ended September 30, 2016 and 37.84% for the three months ended September 30, 2016, respectively, and 0.0% for the nine months and three months ended September 30, 2015.

Due to economic condition and losses recognized between 2008 and 2011, the Company established a valuation allowance against all of its deferred tax assets.  During the fourth quarter of 2015, the Company determined that it is more likely than not that the asset can be realized through current and future taxable income.  As a result, the Company was able to reinstate all of its unrecognized deferred tax assets in the fourth quarter of 2015.  The Company has approximately $49,442 in net operating losses for state tax purposes and $21,619 for federal tax purposes to be utilized by future earnings as of September 30, 2016.

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

As of September 30, 2016, the Company had federal and state income tax net operating loss (“NOL”) carryforwards of $21,619 and $49,442, respectively, which will expire at various dates from 2023 through 2035. Such NOL carryforwards expire as follows:

	Federal	State
2020-2024	$—	$13,658
2025-2029	—	35,784
2030-2034	21,619	—

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

The Bank’s primary uses of cash are lending to its borrowers and investing in securities and short-term interest-earning assets. During the first nine months of 2016, loan growth has outpaced deposit growth, and management believes this trend will continue throughout the remainder of 2016. In addition to funding loan growth, management plans to continue to utilize excess liquidity to invest in securities available for sale and time deposits in other financial institutions.

As a result of improvements in the Bank’s and the Company’s financial condition, management sought approval from its regulators to allow the Bank to pay dividends to the Company in an amount sufficient to allow the Company to pay all accrued but unpaid interest payments on its subordinated debentures during the fourth quarter of 2015.  The Company received all of the required regulatory approvals and in December 2015 made interest payments totaling $5,444 to the holders of the subordinated debt.  The Company also made its scheduled interest payment on its subordinated debentures in each of the three quarters of 2016.  As of September 30, 2016, the Company was current on all interest payments due related to its subordinated debentures.  The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters.  During the period in which it is deferring the payment of interest on its subordinated debentures, the indentures governing the subordinated debentures provide that the Company cannot pay any dividends on its Common Stock or preferred stock.

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

On April 28, 2016, the Company filed a registration statement on Form S-1 with the SEC relating to a proposed public offering of up to 250,000 shares of its Common Stock pursuant to the Rights Offering.  The Company commenced the Rights Offering on August 12, 2016 and closed it on September 27, 2016.  The Company received subscriptions and over-subscriptions for a total of 40,528 shares of its Common Stock.  All of the subscriptions and over-subscriptions were accepted, for aggregate gross proceeds to the Company of approximately $193.  The Company intends to utilize the net proceeds of this offering for general corporate purposes.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Following termination of the informal agreement the Bank had entered into with the FDIC and the Department, the Bank is no longer subject to restrictions from the Department on its ability to pay dividends to the Company (other than the restrictions under applicable Tennessee law limiting the amount of dividends a bank incorporated under the laws of the state of Tennessee may pay to its shareholders to the current year’s net income and any retained net income for the prior two years).  At September 30, 2016, the Bank could dividend up to $12,619 to the Company, without the consent of the Commissioner of the Department or the FDIC.

In late 2010, the Basel Committee on Banking Supervision issued “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”), a new capital framework for banks and bank holding companies. Basel III imposes a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. In July 2013, the federal bank regulatory agencies, including the Federal Reserve and the FDIC, adopted final rules that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in Basel III and certain provisions of the Dodd-Frank Act. The rules, which became effective January 1, 2015, apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $1,000,000 or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules established a new common equity Tier 1 minimum capital requirement of 4.5%, a minimum Tier 1 risk-based capital requirement of 6% (up from 4%), a total risk-based capital requirement of 8% and a Tier 1 leverage capital requirement of 4%.  In addition, the rules assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status.  In order to be considered “well-capitalized”, the Bank must maintain at least the following minimum capital ratios: common equity Tier 1 capital of 6.5%; tier 1 risked-based capital of 8% (up from 6%); total risk-based capital of 10%; and tier 1 leverage capital of 5%.  The rules limit a banking organization’s capital distributions and certain discretionary bonus payments as well as a banking organization’s ability to repurchase its own shares if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of capital (when the buffer is fully phased in) in addition to the amount necessary to meet its minimum risk-based capital requirements. As a result, when fully phased in, the capital requirements, inclusive of the capital conservation buffer, would be a Tier 1 leverage ratio of 4%, a Tier 1 common risk-based equity capital ratio of 7%, a Tier 1 equity risk-based capital ratio of 8.5% and a total risk-based capital ratio of 10.5%.  Beginning on January 1, 2016, 0.625% of the capital conservation buffer had been phased in. Under the rules Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions, cumulative preferred stock and trust preferred securities (including associated subordinated debentures) issued after May 19, 2010 will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010 (like our subordinated debentures) will continue to count as Tier 1 capital subject to certain quantitative limitations.  Our Series A Preferred Stock qualified as Tier 1 capital at December 31, 2015 and continued to qualify as Tier 1 capital until it was converted to Common Stock pursuant to the Conversion Agreement.  Common equity Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.  The final rules allow banks and their holding companies with less than $250,000,000 in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in Accumulated Other Comprehensive Income.  We and the Bank have opted out.  Because the Company’s total consolidated assets are below $1,000,000, these capital rules are not applicable to the Company on a consolidated basis.  Should the Company’s total consolidated assets increase to more than $1,000,000, the Company would then be subject to these rules.

At September 30, 2016, the Company had unfunded loan commitments outstanding of $32,511 and unfunded letters of credit of $1,212. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If the Company needed to fund these outstanding commitments, it has the ability to liquidate federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Company could sell participations in these or other loans to correspondent banks.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

At September 30, 2016 and December 31, 2015, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered “well-capitalized” under regulatory guidelines were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Regulatory Provisions(1)
September 30, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$46,892	14.41%	$26,035	8.00%	$32,543	10.00%
Consolidated	44,426	13.50%	26,333	8.00%	32,916	10.00%
Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$43,423	13.34%	$14,645	4.50%	$21,153	6.50%
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$43,423	13.34%	$19,526	6.00%	$26,035	8.00%
Consolidated	23,365	7.10%	13,166	4.00%	19,750	6.00%
Tier 1 Capital to average assets
Community First Bank & Trust	$43,423	9.28%	$18,717	4.00%	$23,396	5.00%
Consolidated	23,365	4.96%	18,827	4.00%	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Regulatory Provisions(1)
December 31, 2015	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$44,057	14.35%	$24,559	8.00%	$30,699	10.00%
Consolidated	36,896	11.91%	24,779	8.00%	30,974	10.00%
Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$40,159	12.89%	$14,015	4.50%	$20,245	6.00%
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$40,159	13.08%	$12,280	4.00%	$18,419	6.00%
Consolidated	21,963	7.09%	12,389	4.00%	18,584	6.00%
Tier 1 Capital to average assets
Community First Bank & Trust	$40,159	8.79%	$18,274	4.00%	$22,843	5.00%
Consolidated	21,963	4.82%	18,242	4.00%	N/A	N/A

(1)	Because the Company’s total assets were less than $1,000,000 at September 30, 2016, the Company was not, at that date, subject to capital level requirements at that level.

At its current capital ratios, the Bank is considered “well capitalized”. Because the Company’s total assets were less than $1,000,000 at September 30, 2016, it is not subject to capital requirements on a consolidated basis. Despite improvements in our consolidated capital levels, a significant portion of our capital on a consolidated basis consists of subordinated debentures which require repayments.

Management continually monitors the Bank’s sources and uses of cash in order to plan for future liquidity needs. The Bank’s most potentially volatile funding liabilities are national market time deposits. The Bank reduced its reliance on these funding sources during 2015 and the first nine months of 2016.  The Bank’s national market CDs totaled $3,720 at September 30, 2016 and $5,855 at December 31, 2015. Management is currently utilizing national market CDs to take advantage of the favorable rates in that sector of the deposit market.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management uses a gap simulation model that takes cash flows into consideration. These include mortgage-backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and negotiable order of withdrawal (“NOW”) accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing our pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest-bearing deposits that is actually repriceable within a year. Our cumulative one year gap position at September 30, 2016, was 0.80% of total assets. Our policy states that our one-year cumulative gap should not exceed 15% of total assets.

At September 30, 2016, $159,066 of $472,304 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year totaled $102,066, or 34.1% of total loans, including loans held for sale at September 30, 2016. As of September 30, 2016, we had $123,859 in time deposits maturing or repricing within one year.

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

September 30, 2016
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in net interest income	1.12%	1.59%	(5.59%)	(8.75%)

December 31, 2015
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in net interest income	(3.24%)	(0.97%)	(2.86%)	(7.73%)

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

September 30, 2016
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in equity at risk	(8.95%)	(2.98%)	0.39%	2.60%

December 31, 2015
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in equity at risk	(11.44%)	(4.94%)	1.59%	0.89%

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

10.1 *

Employment Agreement dated as of June 29, 2016, by and between Community First, Inc., Community First Bank & Trust and Louis E. Holloway (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016 (File No. 000-49966)).

10.2 *

Employment Agreement dated as of June 29, 2016, by and between Community First, Inc., Community First Bank & Trust and Jon Thompson (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016 (File No. 000-49966)).

10.3 *

Employment Agreement dated as of June 29, 2016, by and between Community First, Inc., Community First Bank & Trust and J. Elaine Chaffin (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016 (File No. 000-49966)).

10.4 *

Employment Agreement dated as of June 29, 2016, by and between Community First, Inc., Community First Bank & Trust and James A. Bratton (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016 (File No. 000-49966)).

10.5 *

Form of Restricted Share Award Agreement for the Officers and Employees of Community First, Inc. and Community First Bank & Trust (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016 (File No. 000-49966)).

10.6 *	Form of Restricted Stock Award Agreement for Directors under the Community First, Inc. 2016 Equity Incentive Plan.

10.7 *	Form of Non-Qualified Stock Option Award Agreement for Directors under the Community First, Inc. 2016 Equity Incentive Plan.

10.8 *	Form of Non-Qualified Stock Option Award Agreement for Officers and Employees under the Community First, Inc. 2016 Equity Incentive Plan.

10.9 *	Form of Incentive Stock Option Award Agreement for Officers and Employees under the Community First, Inc. 2016 Equity Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community First, Inc.

(Registrant)

November 10, 2016	/s/ Louis E. Holloway
(Date)	Louis E. Holloway, Chief Executive Officer

November 10, 2016	/s/ Jon Thompson
(Date)	Jon Thompson, President and Chief Financial Officer