Form 10-K
period 2016-12-31
COMMUNITY FIRST INC
filed 2017-03-03
CIK 1179500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

The aggregate market value of the Registrant’s outstanding Common Stock held by nonaffiliates of the Registrant on June 30, 2016 was approximately $13,742,891. There were 5,024,514 shares of Common Stock outstanding on March 3, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders, currently scheduled to be held on May 16, 2017, are incorporated by reference into Part III of this Annual Report on Form 10-K.

COMMUNITY FIRST, INC.

Annual Report on Form 10-K

For the Fiscal Year Ended December 31, 2016

i

SPECIAL CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

Certain of the statements made herein, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1991 and subject to the protections of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  All statements other than statements of historical fact are statements that could be forward-looking statements.  You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future.  These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors,” in this document and the following:

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;
•	lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin Metropolitan Satistical Area, or MSA;
•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions or regulatory development;
•	failure to maintain capital levels above levels required by banking regulations or commitments or agreements we make with our regulators;
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

The Company provides a wide range of financial services through its wholly owned subsidiary, Community First Bank & Trust. The Bank commenced business on May 18, 1999 as a Tennessee-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation’s (the “FDIC”) Deposit Insurance Fund (the “DIF”).  The Bank is primarily regulated by the Tennessee Department of Financial Institutions (the “Department”) and the FDIC. The Bank’s sole subsidiary is Community First Properties, Inc. (“Properties”), a Maryland corporation which was established as a real estate investment trust (“REIT”) pursuant to Internal Revenue Service regulations but which terminated its REIT election effective March 30, 2012.  The Bank conducts a wide range of banking activities and its principal business is to accept demand and saving deposits from the general public and to make residential mortgage, commercial, and consumer loans.

The Company’s only subsidiary other than the Bank is Community First TRUPS Holding Company (“TRUPS HC”), a wholly-owned subsidiary formed to purchase and hold securities issued by a trust affiliate of ours that we formed to issue trust preferred securities.

The Company conducts banking activities from its main office and three branch offices in Columbia, Tennessee, one branch office in Mount Pleasant, Tennessee, one branch office in Centerville, Tennessee, one branch office in Lyles, Tennessee and one branch office in Thompson Station, Tennessee.  The Company also operates seven automated teller machines in Maury County, Tennessee, one automated teller machine in Williamson County, Tennessee and two automated teller machines in Hickman County, Tennessee.

The Company is a bank holding company and its assets consist primarily of its investment in the Bank.  The Company provides a wide range of financial services through the Bank.  At December 31, 2015, the Company’s consolidated total assets were $474,511, its consolidated net loans, including loans held for sale, were $312,287, its total deposits were $423,407, and its total shareholders’ equity was $30,244.  At December 31, 2015, consolidated total assets were $469,940, the Company’s consolidated net loans, including loans held for sale, were $260,350, its total deposits were $416,714, and its total shareholders’ equity was $22,965.  At December 31, 2014, the Company’s consolidated total assets were $443,555, its consolidated net loans, including loans held for sale, were $251,371, its total deposits were $398,080, and its total shareholders’ equity was $10,886.

Loans

We make secured and unsecured loans to individuals, partnerships, corporations, and other business entities within the Middle Tennessee area.  Our loan portfolio consists of commercial, financial and agricultural loans, residential and commercial mortgage loans, and consumer loans.  Our legal lending limits under applicable regulations (based upon the legal lending limits of 25% of capital and surplus) were $11,424 as of December 31, 2016.

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

Commercial lending (including commercial real estate lending) involves more risk than residential real estate lending because loan balances are larger and repayment is dependent upon the borrower’s operations.  We attempt to minimize the risks associated with these transactions by generally focusing our lending on owner-operated properties of customers with an established profitable history.  In many cases, risk can be further reduced by limiting the amount of credit to any one borrower to an amount less than our legal lending limit (or if lower, our internal limits) and avoiding types of commercial real estate financing that we deem to be too risky.

Banking regulations provide guidelines that construction and land development loans should not exceed 100% of the Bank’s risk-based capital and total commercial real estate loans should not exceed 300% of risk-based capital.  At December 31, 2016, the construction and land development loans totaled 66.01% of risk-based capital and total commercial real estate loans totaled 213.91% of risk-based capital.

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

Consumer loans generally have shorter terms and higher interest rates than residential mortgage loans and usually involve more credit risk than mortgage loans because of the type and nature of the collateral.  Consumer lending collections are dependent on a borrower’s continuing financial stability and are thus likely to be adversely affected by job loss, illness, or personal bankruptcy.  In many cases, repossessed collateral for a defaulted consumer loan will not provide an adequate source of repayment of the outstanding loan balance because of depreciation of the underlying collateral.  We underwrite these consumer loans carefully, with a strong emphasis on the amount of the down payment, credit quality and history, employment stability, and monthly income of the borrower.  These loans are generally expected to be repaid on a monthly repayment schedule with the payment amount tied to the borrower’s periodic income.  We believe that the generally higher yields earned on consumer loans help compensate for the increased credit risk associated with such loans and that consumer loans are important to our efforts to serve the credit needs of our customer base.

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

Lending Policies

While the ultimate authority to approve loans rests with the Board of Directors, lending authority is delegated by the Board of Directors to the loan officers and the Loan Committee.  Loan officers, each of whom are limited as to the amount of secured and unsecured loans that he or she can make to a single borrower or related group of borrowers, report to either the Bank’s Chief Credit Officer, Jim Bratton, or Retail Branch Administrator, Janice Simpson.  Louis Holloway, the Chief Executive Officer of our Bank, chairs the Loan Committee and Jim Bratton serves as Vice Chairman of the Loan Committee.  Lending limits of individual loan officers are documented in the Bank’s Loan Policies and Procedures and are approved by the Board of Directors.  Loan officers discuss with the Chief Credit Officer, Retail Branch Administrator or Chief Executive Officer any loan request that exceeds their individual lending limit.  The loan must have approval from the Bank’s Chief Executive Officer, Chief Credit Officer, Retail Branch Administrator, or the Loan Committee as required by Loan Policy and Procedures.  The Chief Executive Officer and the Chief Credit Officer have lending authority on secured and unsecured loans up to $1,000,000, and the Retail Branch Administrator has lending authority on secured loans up to $150,000.

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

Asset/Liability Management

The Company’s Asset/Liability Committee, a committee composed of certain officers and directors of the Bank, is responsible for managing the Bank’s assets and liabilities.  The chairperson of this committee is an outside director, Randy A. Maxwell.  This committee attempts to manage asset growth, liquidity, investments and capital in order to maximize income and reduce interest rate risk, directs our overall acquisition and allocation of funds, and reviews and discusses our assets and liability funds budget in relation to the actual flow of funds.  This committee also reviews and discusses: peer group comparisons; the ratio of the amount of rate-sensitive assets to the amount of rate-sensitive liabilities; the ratio of allowance for loan losses to outstanding and nonperforming loans; and other variables, such as expected loan demand, investment opportunities, core deposit growth within specific categories, regulatory changes, monetary policy adjustments, and the overall state of the local and national economies.

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

Customers

In the opinion of management, there is no single customer or affiliated group of customers whose deposits, if withdrawn, would have a material adverse effect on our business.  As of December 31, 2016, we had a total of 124 lending relationships that represent exposure to us of at least $500.  We believe that the loss of one of these relationships or an affiliated group of relationships, while significant, would not materially impact our performance.

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

Employees

As of December 31, 2016, we had 105 full-time equivalent employees and 107 total employees.  The Company plans to continue to hire additional employees as necessary to meet the demands of its customers.  Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement, and the Company believes that its relations with its employees are good.

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

On December 31, 2015, we redeemed (i) all of the outstanding shares of Series B Preferred Stock for a total redemption price of $1,374 and (ii) 5,901 of the 17,806 outstanding shares of Series A Preferred Stock for a total redemption price of $3,541. None of the shares of Series A Preferred Stock redeemed on December 31, 2015 were held by the Company’s directors or executive officers or other individuals that are holders of the shares (and all of the holders of the Series A Preferred Stock whose shares were not redeemed consented to the redemptions), but rather were held by institutional investors that acquired the shares from the U.S. Treasury in April 2014 or from other institutional investors that had acquired the shares from the U.S. Treasury. For additional information regarding the redemptions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Capital Resources” beginning on page 56 of this Form 10-K.

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

The Series A Preferred Stock qualified as Tier 1 capital under applicable regulatory guidelines and following the effectiveness of the amendments described in the previous paragraph provided for noncumulative dividends at a rate of 5% per annum (down from 9% per annum in 2015). On April 26, 2016, the Company entered into a Preferred Stock Conversion Agreement (the “Conversion Agreement”) that provided for the conversion of all of the issued and outstanding shares of the Series A Preferred Stock, into shares of the Company’s Common Stock. Pursuant to the Conversion Agreement, each share of the Series A Preferred Stock, including those shares held by the Company’s directors and executive officers, was converted into 136.84 shares of the Company’s Common Stock on June 30, 2016, representing an effective conversion price for each share of Common Stock of $4.75. The total number of shares of Common Stock issued as a result of the Conversion Agreement was 1,629,097.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act – On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) was signed into law. The Dodd-Frank Act and the regulations promulgated thereunder implements far-reaching reforms of major elements of the financial landscape, particularly for larger financial institutions. Many of its most far-reaching provisions do not directly apply to community-based institutions like the Company or the Bank. For instance, provisions that regulate derivative transactions and limit derivatives trading activity of federally-insured institutions, enhance supervision of “systemically significant” institutions, impose new regulatory authority over hedge funds, limit proprietary trading by banks, and phase-out the eligibility of trust preferred securities for Tier 1 capital for institutions with greater than $15.0 billion in total assets are among the provisions that do not directly impact the Company either because of exemptions for institutions below a certain asset size or because of the nature of the Company’s operations. Those provisions that have been adopted or are expected to be adopted and have impacted and will continue to impact the Company include the following:

•

Changing the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital, eliminating the ceiling and increasing the size of the floor of the DIF, and offsetting the impact of the increase in the minimum floor on institutions with less than $10 billion in assets;

•	Making permanent the $250 limit for federal deposit insurance, increasing the cash limit of Securities Investor Protection Corporation protection to $250;
•	Repealing the federal prohibition on payment of interest on demand deposits, thereby permitting depositing institutions to pay interest on business transaction and other accounts;
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

As a bank holding company, the Company is required to file with the Federal Reserve annual reports and other information regarding its business operations and those of its subsidiaries.  It is also subject to examination by the Federal Reserve and is required to obtain approval of the Federal Reserve prior to acquiring, directly or indirectly, ownership or control of any voting shares of any bank, if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting stock of such bank unless it already owns a majority of the voting stock of such bank.  Furthermore, a bank holding company is, with limited exceptions, prohibited from acquiring direct or indirect ownership or control of any voting stock of any company which is not a bank or a bank holding company, and must engage only in the business of banking or managing or controlling banks or furnishing services to or performing services for its subsidiary banks.  One of the exceptions to this prohibition is the ownership of shares of a company, the activities of which the Federal Reserve has determined to be so closely related to banking or management or controlling banks as to be a proper incident thereto.

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

Dividends – The Company is a legal entity separate and distinct from the Bank.  The principal source of the Company’s revenues however, is from dividends declared by the Bank.  Under Tennessee banking law, the Bank can only pay dividends in an amount equal to or less than the total amount of its net income for that calendar year combined with retained net income of the preceding two (2) years.  Payment of dividends in excess of this amount requires prior approval by the Commissioner of the Department.  The Bank’s ability to pay dividends also may depend on its ability to meet minimum capital levels established from time to time by the FDIC.  Under such regulations, FDIC-insured state banks are prohibited from paying dividends, making other distributions or paying any management fee to a parent if, after such payment, the bank would fail to have a common equity Tier 1 risk-based capital ratio of at least 5.125%, a Tier 1 risk-based capital ratio of at least 6.625%, a total risk-based capital ratio of at least 8.625% and a Tier 1 leverage capital ratio of at least 4%, in each case, including the portion of the capital conservation buffer implemented beginning January 1, 2016, under the FDIC regulations implementing the Basel III capital requirements.  Beginning January 1, 2016, this capital conservation buffer began phasing in at 0.625% per year.  Effective January 1, 2017, each of these amounts was increased by an additional 0.625% such that the common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio was 5.75%, 7.25% and 9.25%.  When fully phased in on January 1, 2019, the full capital conservation buffer will be up to 2.5% following a three-year phase-in period. The Bank’s ability to pay dividends to the Company may also be limited by limitations imposed on the Bank by the FDIC or the Department, including both formal and informal actions.

Under Tennessee law, the Bank (subject to any limitations under Tennessee banking law and any agreements with bank regulatory agencies) and the Company may pay common stock dividends if, after giving effect to the dividends, the Company or the Bank can pay its debts as they become due in the ordinary course of business and the Company’s or the Bank’s total assets exceed its total liabilities.  The payment of dividends by the Company also may be affected or limited by certain factors, such as the requirements to maintain adequate capital above regulatory guidelines.  In addition, if, in the opinion of the applicable regulatory authority, a bank holding company or a bank under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the bank, could include the payment of dividends), such authority may take various supervisory actions to prevent such action, including a cease and desist order prohibiting such practice.

Deposit Insurance – The Bank’s deposit accounts are insured by the FDIC up to applicable limits by the DIF.  The DIF was designated as an insurance fund pursuant to the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”).  FIRREA provides that a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with (i) the default of a commonly controlled FDIC insured depository institution or (ii) any assistance provided by the FDIC to a commonly controlled FDIC insured depository institution in danger of default.  FIRREA provides that certain types of persons affiliated with financial institutions can be fined by the federal regulatory agency having jurisdiction over a depository institution with federal deposit insurance (such as the Bank) up to $1,000 per day for each violation of certain regulations related (primarily) to lending to and transactions with executive officers, directors, and principal shareholders, including the interests of these individuals.  Other violations may result in civil monetary penalties of $5 to $25 per day or in criminal fines and penalties.  In addition, the FDIC has been granted enhanced authority to withdraw or to suspend deposit insurance in certain cases.

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

FDICIA & Prompt Corrective Action – The  Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), which was enacted on December 19, 1991, substantially revised the depository institution regulatory and funding provisions of the Federal Deposit Insurance Act (“FDIA”) and several other banking statutes.  The additional supervisory powers and regulations mandated by FDICIA include a “prompt corrective action” program based upon five regulatory zones for banks, in which all banks are categorized, largely based on their capital positions.  Regulators are permitted to take increasingly harsh action as a bank’s financial condition declines.  Regulators are also empowered to place in receivership or require the sale of a bank to another depository institution when a bank’s capital leverage ratio reaches two percent or less. Better capitalized institutions are generally subject to less onerous regulation and supervision than banks with lesser amounts of capital.  Each federal banking agency is required to implement a system of prompt corrective action for institutions which it regulates.  The FDIC has adopted regulations implementing the prompt corrective action provisions of the FDICIA, which place financial institutions in the five categories based upon capital ratios as set forth in the tables below. The capital ratios associated with the particular categories were revised January 1, 2015 to give effect to the implementation of the Basel III capital guidelines.

Threshold Requirements as of December 31, 2016:

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

Capital Requirements—The FDIC’s minimum capital standards applicable to FDIC-regulated banks and savings banks require the most highly-rated institutions to meet a “Tier 1” leverage capital ratio of at least 3.0% of total assets.  Tier 1 (or “core capital”) prior to January 1, 2015 consisted of common stockholders’ equity, noncumulative perpetual preferred stock, and minority interests in consolidated subsidiaries minus all intangible assets other than limited amounts of purchased mortgage servicing rights and certain other accounting adjustments.  All banks must have a Tier 1 leverage ratio of at least 100-200 basis points above the 3% minimum.  The FDIC capital regulations establish a minimum leverage ratio of not less than 4% for banks that are not highly rated or are anticipating or experiencing significant growth.  The majority of the subordinated debentures the Company has previously issued qualifies as Tier 1 capital.  Prior to January 1, 2015, Tier 2 capital consisted of an amount equal to the sum of (i) the allowance for possible loan losses in an amount up to 1.25% of risk-weighted assets; (ii) cumulative perpetual preferred stock with an original maturity of 20 years or more and related surplus; (iii) hybrid capital instruments (instruments with characteristics of both debt and equity), perpetual debt and mandatory convertible debt securities; and (iv) in an amount up to 50% of Tier 1 capital, eligible term subordinated debt and intermediate-term preferred stock with an original maturity of five years or more, including related surplus. The inclusion of the foregoing elements of Tier 2 capital is subject to certain requirements and limitations of the FDIC.

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

In late 2010, the Basel Committee on Banking Supervision issued Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems (“Basel III”), a new capital framework for banks and bank holding companies. Basel III imposes a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. In July 2013, the federal bank regulatory agencies, including the Federal Reserve and the FDIC, adopted final rules that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in Basel III and certain provisions of the Dodd-Frank Act. The final rules, which became effective on January 1, 2015, apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500 million (subsequently increased to $1 billion) or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules established a new common equity Tier 1 minimum capital requirement of 4.5%, a minimum Tier 1 risk-based capital requirement of 6% (up from 4%), a total risk-based capital requirement of 8%, a Tier 1 leverage capital requirement of 4%, and assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status. In order to be considered “well-capitalized” beginning on January 1, 2015, the Bank must maintain at least the following minimum capital ratios: common equity Tier 1 capital of 6.5%; Tier 1 risked-based capital of 8% (up from 6%); total risk-based capital of 10%; and Tier 1 leverage capital of 5%. These new capital requirements limit a banking organization’s capital distributions and certain discretionary bonus payments as well as a banking organization’s ability to repurchase its own shares if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of Tier 1 capital (when fully phased in) in addition to the amount necessary to meet its minimum risk-based capital requirements. Beginning January 1, 2016, 0.625% of the capital conservation buffer was phased in such that the required levels of capital in order to engage in actions for which a bank or bank holding company’s capital must exceed the levels required by these buffers are as of the date hereof: a common equity Tier 1 risk-based capital ratio of 5.125%, a Tier 1 risk-based capital ratio of 6.625% and a total risk-based capital ratio of 8.625%. When fully phased in, the capital requirements, inclusive of the capital conservation buffer, would be a Tier 1 leverage ratio of 4%, a Tier 1 common risk-based equity capital ratio of 7%, a Tier 1 equity risk-based capital ratio of 8.5% and a total risk-based capital ratio of 10.5%.  Effective January 1, 2017, each of these amounts was increased by an additional 0.625% such that the common equity Tier 1 risk-based capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratios were 5.75%, 7.25% and 9.25%, respectively.  Under the new rules, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions. Cumulative preferred stock and trust preferred securities (including associated subordinated debentures) issued after May 19, 2010 will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010 (like our subordinated debentures) including, in the case of bank holding companies with less than $15 billion in total assets on December 31, 2009, trust preferred securities issued prior to that date will continue to count as Tier 1 capital subject to certain quantitative limitations.  Our shares of Series A Preferred Stock and Series B Preferred Stock qualified as Tier 1 capital prior to their redemption or conversion to common stock.  As a result of the modifications to the Series A Preferred Stock resulting from the Charter Amendments approved by our shareholders on February 25, 2016, our Series A Preferred Stock is expected to continue to qualify as Tier 1 capital as a result of dividends on those shares now being noncumulative.  Common equity Tier 1 capital will generally consist of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.  The final rules allow banks and their holding companies with less than $250 billion in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in Accumulated Other Comprehensive Income.  We and the Bank have exercised this opt-out right. Because the Company’s total consolidated assets are below $1 billion, these capital rules are not applicable to the Company on a consolidated basis. Should the Company’s total consolidated assets increase to more than $1 billion, the Company would then be subject to these new rules.

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

Other Consumer Laws and Regulations – Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Servicemembers’ Civil Relief Act, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligations for which the borrower is a person on active duty with the United States military. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

•

Federal Truth-In-Lending Act, governing disclosures of credit terms and costs to consumer borrowers giving consumers the right to cancel certain credit transactions, and defining requirements for servicing consumer loans secured by a dwelling;

•

Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;
•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;
•	Fair Debt Collection Practices Act, governing the manner in which consumer debts may be collected by collection agencies;
•	Servicemembers’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons in active military service;
•	Rules and regulations of the various federal agencies charged with the responsibility of implementing the federal laws;
•	Electronic Funds Transfer Act, which regulates fees and other terms of electronic funds transactions;
•

Fair and Accurate Credit Transactions Act of 2003, which permanently extended the national credit reporting standards of the Fair Credit Reporting Act, and permits consumers, including our customers, to opt out of information sharing among affiliated companies for marketing purposes and requires financial institutions, including banks, to notify a customer if the institution provides negative information about the customer to a national credit reporting agency or if the credit that is granted to the customer is on less favorable terms than those generally available;

•

the Fair Housing Act, which prohibits discriminatory practices relative to real estate related transactions, including the financing of housing and the rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws; and

•

the Real Estate Settlement and Procedures Act of 1974, which affords consumers greater protection pertaining to federally related mortgage loans by requiring, among other things, improved and streamlined good faith estimate forms including clear summary information and improved disclosure of yield spread premiums.

The Bank’s deposit operations are subject to the:

•

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•

Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities (including with respect to the permissibility of overdraft charges) arising from the use of automated teller machines and other electronic banking services.

•	Truth in Savings Act, which requires depository institutions to disclose the terms of deposit accounts to consumers;
•

Expedited Funds Availability Act, which requires financial institutions to make deposited funds available according to specified time schedules and to disclose funds availability policies to consumers; and

•

Check Clearing for the 21st Century Act (“Check 21”), which is designed to foster innovation in the payments system and to enhance its efficiency by reducing some of the legal impediments to check truncation. Check 21 created a new negotiable instrument called a substitute check and permits, but does not require, banks to truncate original checks, process check information electronically, and deliver substitute checks to banks that wish to continue receiving paper checks.

The Bank’s loan and deposit operations are both subject to the Bank Secrecy Act which governs how banks and other firms report certain currency transactions and maintain appropriate safeguards against "money laundering" activities.

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

We cannot assure you that economic conditions in the Maury and Hickman County markets will continue to improve in 2017 or thereafter, and continued uncertain economic conditions in those markets could cause us to suffer additional losses, affect the ability of our customers to repay their loans and generally affect our financial condition and results of operations. We are less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.

Our loan portfolio includes a significant amount of real estate loans, including construction and development loans, which loans have a greater credit risk than residential mortgage loans.

As of December 31, 2016, approximately 91.7% of our loans held for investment were secured by real estate. Of this amount, approximately 44.3% were commercial real estate loans, 41.4% were residential real estate loans, 11.0% were construction and development loans and 3.3% were other real estate loans. Any sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the markets we serve or in the State of Tennessee, like those we experienced in 2008, 2009, 2010, 2011 and to a lesser extent since 2011 have adversely affected, and could continue to adversely affect, the value of our assets, our revenues, results of operations and financial condition. In addition, construction and development lending is generally considered to have relatively high credit risks because the principal is concentrated in a limited number of loans with repayment dependent on the successful completion and operation of the related real estate project. Consequently, the credit quality of many of these loans deteriorated during the challenging economic environment from 2008 to 2011. Although real estate prices appear to have stabilized somewhat over the last five years, reductions in residential real estate market demand could result in renewed price reductions in home and land values (which may occur quickly) adversely affecting the value of collateral securing the construction and development loans that we hold, which could result in increases in provision for loan losses, increases in operating expenses as a result of the allocation of management time and resources to the collection and workout of loans, and higher nonperforming assets expenses, all of which would negatively impact our financial condition and results of operations.

We have a concentration of credit exposure to borrowers in certain industries, and we also target small to medium-sized businesses.

We have meaningful credit exposures to borrowers in certain businesses, including commercial and residential building lessors, new home builders, and land subdividers. These industries experienced adversity during 2008 through 2010 as a result of sluggish economic conditions, and, as a result, an increased level of borrowers in these industries were unable to perform under their loan agreements with us, or suffered loan downgrades which negatively impacted our results of operations. If the economic environment in our markets weakens in 2017 or beyond, these industry concentrations could result in increased deterioration in credit quality, past dues, loan charge offs and collateral value declines, which could cause our earnings to be negatively impacted. Furthermore, any of our large credit exposures that deteriorate unexpectedly could cause us to have to make significant additional loan loss provisions, negatively impacting our earnings.

A substantial focus of our marketing and business strategy is to serve small to medium-sized businesses in our market areas. As a result, a relatively high percentage of our loan portfolio consists of commercial loans primarily to small to medium-sized businesses. We expect to seek to expand the amount and percentage of such loans in our portfolio in 2017. During periods of lower economic growth like those we have experienced in recent years, small to medium-sized businesses may be impacted more severely and more quickly than larger businesses. Consequently, the ability of such businesses to repay their loans may deteriorate, and in some cases this deterioration may occur quickly, which would adversely impact our results of operations and financial condition.

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

Various provisions of the Dodd-Frank Act increase the capital requirements of bank holding companies with total assets in excess of $1 billion. The leverage and risk-based capital ratios of these entities may not be lower than the leverage and risk-based capital ratios for insured depository institutions. The final rules implementing the Basel III regulatory capital reforms include new minimum risk-based capital and leverage ratios. These rules also refine the definition of what constitutes “capital” for purposes of calculating those ratios. The minimum capital level requirements applicable to bank holding companies and banks subject to the rules are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 risk-based capital ratio of 6%; (iii) a total risk-based capital ratio of 8%; and (iv) a Tier 1 leverage ratio of 4% for all institutions. The rules also establish a “capital conservation buffer” of 2.5% (to be phased in over three years) above the new regulatory minimum capital ratios, and result in the following minimum ratios when fully phased in: (i) a common equity Tier 1 risk-based capital ratio of 7.0%, (ii) a Tier 1 risk-based capital ratio of 8.5%, and (iii) a total risk-based capital ratio of 10.5%. The capital conservation buffer requirement is to be phased in beginning in January 2016 at 0.625% of risk-weighted assets and increases by a like percentage each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital levels fall below the buffer amounts. These limitations establish a maximum percentage of eligible retained income that could be utilized for such actions.

The application of more stringent capital requirements for the Company and the Bank, like those adopted to implement the Basel III reforms (particularly the new common equity Tier 1 capital ratio), could, among other things result in lower returns on invested capital, require the raising of additional capital, and result in regulatory actions if the Company or the Bank were to be unable to comply with such requirements. Furthermore, the imposition of liquidity requirements in connection with the implementation of the final rules regarding Basel III could result in the Company or the Bank having to lengthen the term of their funding, restructure their business models and/or increase their holdings of liquid assets. Implementation of changes to asset risk weightings for risk-based capital calculations, items included or deducted in calculating regulatory capital and/or additional capital conservation buffers could result in management modifying its business strategy and could limit the Company’s and the Bank’s ability to make distributions, including paying dividends, or buying back shares.

If the Bank’s capital levels decline, the amounts that it can lend any one borrower are reduced.

At December 31, 2016, the Bank’s legal lending limit under applicable regulations (based upon the maximum legal lending limits of 25% of capital and surplus) was $11,424. As the Bank’s capital levels declined from 2008 through 2011, its legal lending limit was reduced.  Increases in the Bank’s total capital over the last three years have reversed that trend and increased the limit. If the legal lending limit is reduced below the level of credit, including lines of credit, that the Bank has extended to a borrower, it can no longer renew or continue undrawn credit lines or make additional loans or advances to its largest borrower relationships, and its ability to renew outstanding loans to such customers is extremely limited. Additionally, if the Bank seeks to reduce the amount of credit that it has extended to a particular borrower because of a reduction in its legal lending limit, the borrower may decide to move its loan relationships to another financial institution with legal lending limits high enough to accommodate the borrower’s relationships. A loss of loan customers as a result of being subject to lower lending limits, could negatively impact the Bank’s liquidity and results of operations.

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

For three or four years prior to 2016 we were focused on reducing the size of the Bank and improving our capital position.  Beginning in 2016, we again were focused on growing our balance sheet and we believe growth in our loan portfolio will be important in improving our core profitability over the next several years.  Loan demand remains sluggish in our key markets and competition for loans is intense.  As a result, we may explore opportunities to grow our loan portfolio through means other than organic growth, including by way of expansion into new markets or existing markets. This type of expansions involve various risks, including:

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

Development of Offices.  There are considerable costs involved in opening branches, and new branches generally do not generate sufficient revenues to offset their costs until they have been in operation for at least a year or more. Accordingly, any new branches we establish can be expected to negatively impact our earnings for some period of time until they reach certain economies of scale. The same is true for our efforts to expand in these markets with the hiring of additional seasoned professionals with significant experience in that market. Our expenses could be further increased if we encounter delays in opening any of our new branches. We may be unable to accomplish future branch expansion plans due to a lack of available satisfactory sites, difficulties in acquiring such sites, failure to timely receive any required regulatory approvals, increased expenses or loss of potential sites due to complexities associated with zoning and permitting processes, higher than anticipated merger and acquisition costs or other factors. Finally, we have no assurance any branch will be successful even after it has been established or acquired, as the case may be.

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

We rely on dividends from the Bank as our primary source of funds, and the Bank relies on customer deposits and loan repayments as its primary source of funds. While scheduled loan repayments are a relatively stable source of funds, they are subject to the ability of borrowers to repay the loans. The ability of borrowers to repay loans can be adversely affected by a number of factors, including changes in economic conditions, adverse trends or events affecting business industry groups, reductions in real estate values or markets, business closings or lay-offs, inclement weather, natural disasters, and international instability. Additionally, deposit levels may be affected by a number of factors, including rates paid by competitors, general interest rate levels, returns available to customers on alternative investments, and general economic conditions. Historically, we have relied to a significant degree on national time deposits and brokered deposits, which may be more volatile and expensive than local time deposits. Over the last three years, we have reduced our reliance on these types of deposits.  At December 31, 2016, national time deposits represented 1.0% of our total deposits and brokered deposits represented 0.9% of our total deposits. While we believe that our stable core deposit base and secondary sources of liquidity, including Federal Home Loan Bank advances and federal funds lines of credit from correspondent banks, are currently adequate for our liquidity needs, there can be no assurance they will be sufficient to meet future liquidity demands.

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

Economic conditions in the markets in which we operate deteriorated significantly between early 2008 and the middle of 2010 and remained sluggish into 2012. As a result, we incurred significant losses in 2009, 2010 and 2011.  Over the last four years, the Bank continued to work through its existing problem loans and greatly reduced the balance of problem loans through transfers to other real estate, successful resolutions, and charge offs. Additionally, the Bank had fewer loan relationships to become newly classified as problem loans during 2015 and 2016 than in prior years, which contributed to a substantial reduction in provision for loan losses. Despite these improvements, we continue to have higher levels of nonperforming assets than we would prefer which will continue, when compared to 2010, 2011 and 2012, to negatively impact our results of operations. Management anticipates that additional progress will be made in 2017 to reduce overall problem loans.

Implementation of the various provisions of the Dodd-Frank Act may increase our operating costs or otherwise have a material effect on our business, financial condition or results of operations.

On July 21, 2010, then President Obama signed the Dodd-Frank Act. This landmark legislation includes, among other things, (i) the creation of a Financial Services Oversight Counsel to identify emerging systemic risks and improve interagency cooperation; (ii) the elimination of the Office of Thrift Supervision and the transfer of oversight of federally chartered thrift institutions and their holding companies to the Office of the Comptroller of the Currency and the Federal Reserve; (iii) the creation of a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products that would affect banks and non-bank finance companies; (iv) the establishment of new capital and prudential standards for banks and bank holding companies; (v) the termination of investments by the U.S. Treasury under TARP; (vi) enhanced regulation of financial markets, including the derivatives, securitization and mortgage origination markets; (vii) the elimination of certain proprietary trading and private equity investment activities by banks; (viii) the elimination of barriers to de novo interstate branching by banks; (ix) a permanent increase of the previously implemented temporary increase of FDIC deposit insurance to $250; (x) the authorization of interest-bearing transaction accounts; and (xi) changes in how the FDIC deposit insurance assessments will be calculated and an increase in the minimum designated reserve ratio for the DIF.

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

Finally, President Donald Trump and the Congressional majority have indicated that the Dodd-Frank Act will be under further scrutiny and some of the provisions of the Dodd-Frank Act rules promulgated thereunder may be revised, repealed or amended. There can be no assurance that these or future reforms will not significantly increase our compliance or operating costs or otherwise have a significant impact on our business, financial condition and results of operations.

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

Our ability to compete successfully will depend on a number of factors, including, among other things:

•	our ability to build and maintain long-term customer relationships based on top quality service, while adhering to high ethical standards and safe and sound banking practices;
•	the scope, relevance and pricing of products and services offered to meet customer needs and demands;

•	the rate at which we introduce new products and services relative to our competitors;
•	customer satisfaction with our products and services;
•	our ability to expand our market position;
•	industry and general economic trends; and
•	our ability to keep pace with technological advances and to invest in new technology.

Increased competition could require us to increase the rates we pay on deposits or lower the rates we offer on loans, which could reduce our profitability.

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

Holders of our senior indebtedness and junior subordinated debentures have rights that are senior to those of our shareholders.

We have issued trust preferred securities from special purpose trusts and accompanying junior subordinated debentures. At December 31, 2016, we had outstanding trust preferred securities and accompanying junior subordinated debentures totaling $23 million, $10 million of which were owned by a subsidiary of ours. Payments of the principal and interest on the trust preferred securities of these trusts are conditionally guaranteed by us. Further, the accompanying junior subordinated debentures we have issued to the trusts are senior to shares of our Common Stock. As a result, and as described elsewhere in this report, we must make payments on the junior subordinated debentures before any dividends can be paid on our Common Stock and, in the event of our bankruptcy, dissolution or liquidation, the holders of the junior subordinated debentures must be satisfied before any distributions can be made on our Common Stock. We have the right to defer distributions on our junior subordinated debentures (and the related trust preferred securities) for up to five years, during which time no dividends may be paid on our Common Stock.

In December 2016, we entered into a loan agreement with an unaffiliated commercial bank pursuant to which we borrowed $4.0 million. Borrowings under the loan agreement bear interest at a fixed rate of 4% per annum, with the unpaid principal balance and interest thereon payable over five years in equal quarterly installments of $121,822.39 beginning on April 1, 2017 and continuing for eighteen quarters thereafter, with the final payment consisting of the entire remaining unpaid principal balance and all accrued and unpaid interest through such date due on December 14, 2021. We secured the borrowings under this loan agreement with a pledge of 100% of the stock of the Bank.  The rights of the lender are senior to those of the holders of our Common Stock and our subordinated debentures.  In the event that we default on the loan, the lender could foreclose on the loan and acquire the Bank.

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

The Company’s principal office building is located at 501 South James M. Campbell Boulevard, Columbia, Tennessee 38401.  The Bank constructed the building and owns the building and the property.  The Bank also has an operations center at this address that it owns.

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

The Bank operates a branch office in the Wal-Mart store at 2200 Brookmeade Drive in Columbia.  The Bank leases the space occupied by the branch at this location.  The Bank plans to consolidate this branch’s customers into our main office operations when the Bank’s lease term with Wal-Mart ends in March 2017.

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

No public market exists for the Company's Common Stock, and there can be no assurance that a public trading market for the Company's Common Stock will develop.  As of March 3, 2017 there were 2,183 holders of record of the Company’s Common Stock and 5,024,514 shares outstanding, excluding vested options.  As of March 3, 2017, there were 26,550 vested options outstanding to purchase shares of Common Stock.

While there is no public market for the Company's Common Stock, the most recent trade of the Company's Common Stock known to the Company occurred on September 29, 2016 at a price of $4.75 per share.  These sales are isolated transactions and, given the small volume of trading in the Company's Common Stock, may not be indicative of its present value.  Below is a table which sets forth high and low prices of the Company’s Common Stock of which the Company is aware for the relevant quarters during the three fiscal years ended December 31:

2016	High	Low
First quarter	$6.00	$3.50
Second quarter	$4.75	$3.50
Third quarter	$4.75	$4.75
Fourth quarter	$4.75	$4.75

2015	High	Low
First quarter	$6.00	$6.00
Second quarter	$6.00	$1.79
Third quarter	$5.00	$1.79
Fourth quarter	$5.00	$3.00

2014	High	Low
First quarter	$6.00	$6.00
Second quarter	$6.00	$6.00
Third quarter	$6.00	$6.00
Fourth quarter	$6.00	$6.00

Historically, the principal sources of cash revenue for the Company were dividends paid to it by the Bank.  There are certain restrictions on the payment of these dividends imposed by federal banking laws, regulations and authorities.  Further, the dividend policy of the Bank is subject to the discretion of the Board of Directors of the Bank and will depend upon such factors as future earnings, financial conditions, cash needs, capital adequacy and general business conditions.  The Company paid no dividends to common shareholders in 2016, 2015 or 2014.  Tennessee law provides that without the approval of the Commissioner of the Department dividends may be paid by the Bank in an amount equal to net income in the calendar year the dividend is declared plus retained net income for the prior two years.  Tennessee laws regulating banks require certain charges against and transfers from an institution's undivided profits account before undivided profits can be made available for the payment of dividends.

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

The following selected financial data for the five years ended December 31, 2016, was derived from our consolidated financial statements and the related notes thereto.  This data should be read in conjunction with our audited consolidated financial statements, including the related notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	2016	2015	2014	2013	2012
INCOME STATEMENT DATA:
Interest income	$17,372	$17,176	$15,936	$17,444	$22,728
Interest expense	2,766	2,797	2,971	4,175	7,020
Net interest income	14,606	14,379	12,965	13,269	15,708
(Reversal of) provision for loan losses	(632)	(2,257)	(1,014)	45	2,700
Noninterest income	5,360	2,514	2,668	2,687	7,994
Noninterest expense	14,259	14,438	14,240	14,183	17,959
Net income	3,992	17,407	2,407	1,728	3,043
Net income allocated to common shareholders	8,160	17,022	803	559	1,883
BALANCE SHEET DATA:
Total assets	$474,511	$469,940	$443,555	$448,443	$510,715
Total securities	69,207	118,824	91,440	81,926	70,180
Total loans, net	311,726	260,194	251,265	265,668	297,114
Allowance for loan losses	(3,757)	(4,275)	(5,171)	(8,039)	(9,767)
Total other real estate owned, net	4,697	7,828	13,734	18,314	19,769
Total deposits	423,407	416,714	398,080	407,532	448,946
Other borrowed money	4,000	—	—	—	—
FHLB advances	—	—	—	—	13,000
Subordinated debentures	13,000	23,000	23,000	23,000	23,000
Total shareholders’ equity	30,244	22,965	10,886	8,616	10,336
PER COMMON SHARE DATA:
Earnings (loss) per share - basic	$1.97	$5.20	$0.25	$0.17	$0.58
Earnings (loss) per share-diluted	1.97	5.20	0.25	0.17	0.58
Book value	6.05	3.38	(2.38)	(3.07)	(2.48)
PERFORMANCE RATIOS:
Return on average assets	0.84%	3.83%	0.54%	0.35%	0.48%
Return on average equity	14.26%	141.58%	24.29%	18.44%	16.82%
Net interest margin (1)	3.38%	3.42%	3.18%	3.05%	2.93%
ASSET QUALITY RATIOS:
Nonperforming loans to total loans	0.74%	2.75%	4.21%	12.42%	11.08%
Net loan (recoveries) charge offs to average loans	(0.04)%	(0.52)%	0.71%	0.61%	3.42%
Allowance for loan losses to total loans	1.19%	1.62%	2.02%	2.94%	3.18%
CAPITAL RATIOS:
Leverage ratio (2)	5.90%	4.82%	3.52%	3.15%	2.40%
Tier 1 risk-based capital ratio	8.33%	7.09%	5.71%	5.05%	4.23%
Total risk-based capital ratio	14.52%	11.91%	9.83%	8.84%	7.62%

(1)	Net interest margin is the result of net interest income for the period divided by average interest earning assets.
(2)	Leverage ratio is defined as Tier 1 capital (pursuant to risk-based capital guidelines) as a percentage of adjusted average assets.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

(Dollars in thousands, except per share data)

Unless indicated otherwise or the context otherwise requires, the terms “we,” “our,” “us,” “the Company” or “Community First” as used herein refer to Community First, Inc. and its subsidiaries, including Community First Bank & Trust, which we sometimes refer to as “the Bank,” “our Bank” or “our Bank subsidiary”.  The Bank has one subsidiary, Community First, Properties, Inc., which we refer to as “Properties” herein.  The following is a discussion of our financial condition at December 31, 2016 and December 31, 2015, and our results of operations for the three-year period ended December 31, 2016.  The purpose of this discussion is to focus on information about our financial condition and results of operations which is not otherwise apparent from the annual audited consolidated financial statements.  You should read the following discussion and analysis along with our consolidated financial statements and the related notes included elsewhere herein.

FORWARD-LOOKING STATEMENTS

Certain of the statements made herein, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  All statements other than statements of historical fact are statements that could be forward-looking statements.  You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future.  These forward-looking statements may not be realized due to a variety of factors, including, without limitation, those described under “Item 1A. Risk Factors” in our Annual Report on Form 10-K and the following:

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;
•	lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin Metropolitan Statistical Area, or MSA;
•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions or regulatory development;
•	failure to maintain capital levels above levels required by banking regulations or commitments or agreements we make with our regulators;
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

•	the inability to grow our loan portfolio;
•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;
•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
•	continuation of the historically low short-term interest rate environment;
•	the ability to retain large, uninsured deposits;
•	rapid fluctuations or unanticipated changes in interest rates;
•	the development of any new market;

•	a merger or acquisition;
•	any activity that would cause us to conclude that there was impairment of any asset, including core deposit intangible or any other intangible asset;
•	our recording valuation allowance related to our deferred tax asset;
•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;
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

The Bank commenced business on May 18, 1999, as a Tennessee-chartered commercial bank and its deposits are insured by the Federal Deposit Insurance Corporation’s (the “FDIC”) Deposit Insurance Fund.  The Bank is primarily regulated by the Tennessee Department of Financial Institutions (the “Department”) and the FDIC.  The Bank’s sole subsidiary is Community First Properties, Inc., a Maryland corporation, which was established as a real estate investment trust (“REIT”) pursuant to Internal Revenue Service regulations but which terminated its REIT election effective March 30, 2012.  The Bank conducts a wide range of banking activities and its principal business is to accept demand and saving deposits from the general public and to make residential mortgage, commercial, and consumer loans.

The Company’s only subsidiary other than the Bank is Community First TRUPS Holding Company (“TRUPS HC”), a wholly-owned subsidiary formed to purchase and hold securities issued by a trust affiliate of ours that we formed to issue trust preferred securities.

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

At December 31, 2016, the Company employed 105 full-time equivalent employees and 107 total employees.  The Company’s employees are not represented by a union or covered by a collective bargaining agreement.

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

Securities:  Investment securities are classified as available for sale when they might be sold before maturity.  Securities available for sale are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income (loss), net of tax.  Interest income includes amortization of purchase premium or discount.  Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments, except for mortgage-backed securities where prepayments are anticipated.  Gains and losses on sales are recorded on the trade date and determined using the specific identification method.

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

Other Real Estate Owned:  Real estate acquired through foreclosure on a loan or by surrender of the real estate in lieu of foreclosure is called “OREO”.  OREO is initially recorded at the fair value of the property less estimated costs to sell, which establishes a new cost basis. OREO is subsequently accounted for at the lower of cost or fair value of the property less estimated costs.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through noninterest expense.  Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Valuation adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Valuation adjustments are also required when the listing price to sell an OREO parcel has had to be reduced below the current carrying value. If there is a decrease in the fair value of the property from the last valuation, the decrease in value is charged to noninterest expense. All income produced from, changes in fair values in, and gains and losses on OREO is also included in noninterest expense. During the time the property is held, all related operating and maintenance costs are expensed as incurred.

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

ANALYSIS OF RESULTS OF OPERATION

We had net income of $3,992 for the year ended December 31, 2016, compared to net income of $17,407 for 2015 and $2,407 for 2015.  Pretax net income increased to $6,339 in 2016 compared to $4,712 in 2015 and $2,407 in 2014.  Provision for loan losses was a recovery of $632 in 2016 compared to a recovery of $2,257 in 2015 and $1,014 in 2014.  The Company had income tax expense of $2,347 in 2016 compared to an income tax benefit of $12,695 in 2015 and no income tax expense in 2014.

Net Interest Income

Net interest income is the most significant component of the Company’s earnings.  Net interest income represents the amount by which interest income earned on various earnings assets, principally loans, exceeds interest expense associated with interest-bearing liabilities, principally deposits.

2016 compared to 2015

Net interest income before the provision for loan losses was $14,606 in 2016, an increase of $227 or 1.6% from $14,379 in 2015.  The increase in net interest income is primarily due to an increase in the interest income earned on loans

Total interest income on loans was $14,968 in 2016, an increase of $284 or 1.9% from $14,684 in 2015.  The increase was due to an increase in the average balances of loans offset by a decrease in the average rate earned on loans.

Interest income on taxable securities was $1,921 in 2016, a decrease of $161 or 7.7% from $2,082 in 2015.  The decrease is primarily due to a decrease in the average balance of taxable securities offset by a slight increase in average rate earned during 2016 compared to 2015.  The average balance of taxable securities during 2016 was $89,448 compared to $103,193 in 2015.

Interest income on tax exempt securities was $22, a decrease of $26 or 54.2% from $48 in 2015.   The decrease is primarily due to a decrease in the average balance of tax-exempt securities, which decreased to $819 in 2016 compared to $1,643 in 2015.

Total interest income on federal funds sold and other was $461 in 2016, an increase of $99 or 27.3% from $362 in 2015.  The increase is due to increases in the average rate earned on the Bank’s interest bearing deposits and time deposits in other financial institutions offset by reductions in the average balance of the Bank’s interest bearing deposits in other financial institutions.  A large portion of the Bank’s cash is invested in time deposits in other financial institutions in order to maximize yield and maintain a reasonable total duration for the Bank’s assets outside of the loan portfolio.  As of December 31, 2016, time deposits in other financial institutions had a weighted average rate of 1.458%.  The Bank has also been able to utilize interest bearing money market accounts in other financial institutions to achieve a higher return, though deposits in other banks are limited by the Bank’s correspondent concentration policy.

Total interest expense was $2,766 in 2016, a decrease of $31 or 1.1% from $2,797 in 2015.  The decrease was due to decreases in the average balance of deposits offset as the average rate paid on deposits in 2016 was flat compared to 2015.

Total interest expense on deposits was $1,981 in 2016, a decrease of $30 or 1.5% from $2,011 in 2015, due primarily to a decrease in the average balance of deposits.  The decrease in the average balance of deposits is primarily due to a decrease in the average balance of time deposits.  The average balance of time deposits in 2016 was 165,839, a decrease of $13,218 or 7.4% from $179,057 in 2015.  The average rate paid on deposits was 0.59% in 2016 compared to 0.59% in 2015.  Management expects that the Bank’s market may begin to experience some upward pressure on deposit rates during 2017 as a result of the Federal Reserve’s increase to the federal funds rate in December 2016 and their indications that additional increases are forthcoming.  Management does not expect the upward pressure to have a significant impact on the overall cost of funds for deposits; however, changes in market conditions (including unexpected actions by the Federal Reserve to increase short-term interest rates) and other factors could result in more significant increases in deposit rates than are currently anticipated.

Other interest expense was $785 in 2016, a decrease of $1 or 0.1% from $786 in 2015.  Other interest expense is comprised of interest paid on the Company’s subordinated debentures.   This decrease is due to a decrease in the average balance of the Company’s subordinated debt due to the acquisition of $10 million in principal amount of trust preferred securities associated with our subordinated debentures for $7.5 million by a wholly-owned subsidiary of ours.

Net interest margin was 3.38% in 2016, a decrease of 4 basis points (“bps”) from 3.42% in 2015.  The decrease in net interest margin is primarily due to decreases in the average rate earned on loans and the average balances of taxable securities. The average rate earned on loans was 5.08% in 2016 compared to 5.58% in 2015, which is due to continued competitive pressures on loan pricing and multiple interest recoveries on non-performing loan relationships that were unique to 2015.  The average rate paid on deposits was 0.59% in 2016 compared to 0.59% in 2015.  Management anticipates that there will not be a significant fluctuation in net interest margin in 2017, unless market rates continue to increase, which should continue to help improving net interest margin if the Bank is able to hold deposit costs at current rates.  If the Bank encounters additional increases in nonaccrual loans or experiences decreases in gross loans, net interest margin could be negatively impacted.

2015 compared to 2014

Net interest income before the provision for loan losses was $14,379 in 2015, an increase of $1,414 or 10.9% from $12,965 in 2014.  The increase in net interest income was primarily due to $733 of interest recoveries on non-performing loan relationships.  Also contributing to an increase in net interest income was a slight decrease in the average rate paid for deposits and other borrowings.

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

Total interest income on federal funds sold and other was $362 in 2015, an increase of $42 or 13.1% from $320 in 2014.  The increase was due to increases in the average rate earned on the Bank’s interest bearing deposits and time deposits in other financial institutions offset by reductions in the average balance of the Bank’s interest bearing deposits in other financial institutions.  In 2015, a large portion of the Bank’s cash was invested in time deposits in other financial institutions in order to maximize yield and maintain a reasonable total duration for the Bank’s assets outside of the loan portfolio.  As of December 31, 2015, time deposits in other financial institutions had a weighted average rate of 1.076%.

Total interest expense was $2,797 in 2015, a decrease of $174 or 5.9% from $2,971 in 2014.  The decrease was due to a reduction in both the average rate paid on deposits and the average balance of deposits combined with a reduction in the average rate paid on other borrowings during 2015 compared to 2014.

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

Other interest expense was $786 in 2015, a decrease of $12 or 1.5% from $798 in 2014.  Other interest expense is comprised of interest paid on the Company’s subordinated debentures.   This decrease was due to a slight decrease in the average rate paid on the Company’s subordinated debt, which was due to the payment of deferred interest amounts in the fourth quarter of 2015, which led to lower compounding interest throughout the year.

Net interest margin was 3.42% in 2015, an increase of 24 basis points (“bps”) from 3.18% in 2014.  The increase in net interest margin was primarily due to increases in the average rate earned on loans and the average balances of taxable securities combined with the decrease in the average balances and average rate paid on deposits and other borrowings. The average rate earned on loans was 5.58% in 2015 compared to 5.20% in 2014, which was due to multiple interest recoveries on non-performing loan relationships.  The average rate paid on deposits was 0.59% in 2015 compared to 0.63% in 2014, which due to a shift in the mix of our deposit portfolio.

Average Balance Sheets, Net Interest Income

Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and stockholders’ equity and an analysis of net interest income for each of the three years ended December 31, 2016.

	2016			2015			2014
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense
Gross loans (1) (2)	$293,583	5.08%	$14,968	$263,228	5.58%	$14,684	$264,229	5.20%	$13,733
Taxable securities available for sale (3)	89,448	2.14%	1,921	103,193	2.02%	2,082	87,164	2.07%	1,807
Tax exempt securities available for sale (3)	819	2.68%	22	1,643	2.92%	48	2,485	3.06%	76
Federal funds sold and other	46,993	0.98%	461	52,468	0.69%	362	54,316	0.59%	320
Total interest earning assets	430,843	4.02%	17,372	420,532	4.08%	17,176	408,194	3.90%	15,936
Cash and due from banks	3,773			3,149			2,933
Other nonearning assets	42,937			36,030			41,982
Allowance for loan losses	(3,812)			(4,758)			(6,652)
Total assets	$473,741			$454,953			$446,457
Deposits:
NOW & money market investments	$141,530	0.37%	$525	$131,763	0.38%	$506	$126,646	0.41%	$516
Savings	32,912	0.10%	34	28,592	0.10%	28	26,397	0.10%	26
Time deposits $100 and over	81,354	0.93%	762	91,618	0.86%	785	87,778	0.93%	814
Other time deposits	84,485	0.78%	660	87,439	0.79%	692	104,000	0.79%	817
Total interest-bearing deposits	340,281	0.58%	1,981	339,412	0.59%	2,011	344,821	0.63%	2,173
Federal Home Loan Bank advances	—	0.00%	—	—	0.00%	—	—	0.00%	—
Subordinated debentures	22,672	3.45%	785	23,000	3.42%	786	23,000	3.47%	798
Repurchase agreements	—	0.00%	—	—	0.00%	—	—	0.00%	—
Federal funds purchased and other	14	0.00%	—	—	0.00%	—	—	0.00%	—
Total interest-bearing liabilities	362,967	0.76%	2,766	362,412	0.77%	2,797	367,821	0.81%	2,971
Noninterest-bearing liabilities	82,293			80,246			68,726
Total liabilities	445,260			442,658			436,547
Shareholders’ equity	28,481			12,295			9,910
Total liabilities and shareholders’ equity	$473,741			$454,953			$446,457
Net interest income			$14,606			$14,379			$12,965
Net interest margin (4)		3.38%			3.42%			3.18%

(1)	Interest income includes fees on loans of $683, $582, and $492 in 2016, 2015 and 2014, respectively.
(2)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.
(3)	Amortization cost is included in the calculation of yields on securities available for sale.
(4)	Net interest income to average interest earning assets.

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

Analysis of Changes in Net Interest Income

	2016 to 2015			2015 to 2014
	Due to Volume (1)	Due to Rate (2)	Total (3)	Due to Volume (1)	Due to Rate (2)	Total (3)
Interest Income:
Gross loans (a) (b)	$1,693	$(1,409)	$284	$(52)	$1,003	$951
Taxable securities available for sale	(277)	116	(161)	332	(57)	275
Tax exempt securities available for sale	(24)	(2)	(26)	(26)	(2)	(28)
Federal funds sold and other	(38)	137	99	(11)	53	42
Total interest earning assets	1,354	(1,158)	196	243	997	1,240
Interest Expense:
Deposits:
NOW & money market	$38	$(19)	$19	$21	$(31)	$(10)
Savings	4	2	6	2	—	2
Time deposits $100 and over	(88)	65	(23)	36	(65)	(29)
Other time deposits	(24)	(8)	(32)	(131)	6	(125)
Total interest-bearing deposits	(70)	40	(30)	(72)	(90)	(162)
Federal Home Loan Bank advances	—	—	—	—	—	—
Subordinated debentures	(11)	10	(1)	—	(12)	(12)
Repurchase agreements	—	—	—	—	—	0
Total interest-bearing liabilities	(81)	50	(31)	(72)	(102)	(174)
Net interest income	$1,435	$(1,208)	$227	$315	$1,099	$1,414

(a)	Interest income includes fees on loans of $683, $582, and $492 in 2016, 2015 and 2014, respectively.
(b)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.
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

2016 compared to 2015

Total noninterest income was $5,360 in 2016, an increase of $2,846 or 113.2% from $2,514 in 2015.  The increase is primarily due to a gain on the purchase of a portion of the trust preferred securities of an affiliate trust of ours by a wholly-owned subsidiary of ours combined with an increase in gain on sale of securities, gain on sale of loans and service charges on deposit accounts.

In 2016, a wholly-owned subsidiary of ours acquired $10,000 of trust preferred securities issued by an affiliate trust of ours for $7,500 from an unaffiliated third party.  As a result of this transaction, the subordinated debentures we have issued in relation to these trust preferred securities were eliminated from our balance sheet in consolidation and we recognized a gain of $2,500.

In 2016, the Bank sold a group of securities that resulted in a gain on sale of $226 compared to a gain on sale of $10 in 2015.

Gain on sale of loans was $195 in 2016 compared to $101 in 2015, an increase of $94 or 93.1%.  This is a result of increased activity in mortgage originations due to improvement in the market for 1-4 family loans.

Service charges on deposit accounts were $1,897 in 2016 compared to $1,776 in 2015.  This increase is primarily a result of an increase in interchange fees received due to more debit card usage by our customers.

2015 compared to 2014

Total noninterest income was $2,514 in 2015, a decrease of $154 or 5.8% from $2,668 in 2014.  The decrease was due to a reduction in gain on sale of securities, ATM income, and investment service income partially offset by an increase in other service charges and service charges on deposit accounts.

In 2015, the Bank sold a group of securities that resulted in a gain on sale of $10 compared to a gain on sale of $221 in 2014.

ATM income was $81 in 2015 compared to $129 in 2014.  This decrease was due to the ATM network in which the Bank participates adding issuers of government benefit payment cards to the network, which led to a decrease in the number of ATM transactions for which the Bank can charge non-customer fees.

Investment service income was $101 in 2015 compared to $130 in 2014.  This decrease was due to lower demand for investment advisory services.

Other service charges, commissions and fees were $87 in 2015 compared to $12 in 2014.  This increase was primarily due to a one-time gain associated with the redemption of Properties’ preferred shares on December 31, 2015.

Service charges on deposit accounts were $1,776 in 2015 compared to $1,727 in 2014.  This increase was primarily due to the full year’s effect of analysis charges on commercial deposit accounts that were implemented in late 2014.

The table below shows noninterest income for each of the three years ended December 31:

	2016	2015	2014
Service charges on deposit accounts	$1,897	$1,776	$1,727
Gain on sale of loans	195	101	82
Net gains on sale of securities	226	10	221
Other:
Gain on acquisition of trust preferred securities	2,500	—	—
Earnings on bank-owned life insurance policies	257	268	261
ATM income	94	81	129
Investment services income	85	101	130
Other customer fees	65	50	49
Safe deposit box rental	31	30	31
Credit life insurance commissions	6	6	7
Check printer income	4	4	6
Other service charges, commissions, and fees	—	87	12
Other equity investment income	—	—	13
Total noninterest income	$5,360	$2,514	$2,668

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

2016 compared to 2015

Total noninterest expense was $14,259 in 2016, a decrease of $179 or 1.2% from $14,438 in 2015.  The decrease is primarily due to decreases in other real estate expense, regulatory and compliance expense and insurance expense partially offset by increases in salary and employee benefits, director expense and other expense.

Other real estate expense was $222 in 2016, a decrease of $649 or 74.5% from $871 in 2015.  The decrease is primarily due to fewer properties being sold at a loss and fewer properties experiencing writedowns as a result of stabilization of real estate prices.

Regulatory and compliance expense totaled $414 in 2016, a decrease of $214 or 34.1% from $628 in 2015.  The decrease is primarily due to a decrease in our FDIC insurance expense premium as a result of the lifting of all regulatory orders.

Insurance expense totaled $184 in 2016, a decrease of $125 or 40.5% from $309 in 2015.  The decrease is primarily due to a reduction in the Bank’s corporate insurance expense premium as a result of the lifting of all regulatory orders.

Salaries and employee benefits, which totaled $7,450 in 2016, increased by $453 or 6.5% from $6,997 in 2015.  The increase in these expenses is primarily due to a bonus paid to members of executive management combined with a significant increase in an incentive paid to loan officers due to increased loan production.

Director expense was $385 in 2016, an increase of $152 or 65.2% from $233 in 2015.  The increase is primarily due to changes in the director fee schedule that became effective in the first quarter of 2016.

Other expense totaled $364 in 2016, an increase of $141 or 63.2% from $223 in 2015.  This increase was primarily the result of an increase in the use of outside services for strategic consulting and executive compensation consulting.

2015 compared to 2014

Total noninterest expense was $14,438 in 2015, an increase of $198 or 1.4% from $14,240 in 2014.  The increase was primarily due to increases in salary and employee benefits, occupancy expense, data processing expense, operational expense, legal expense and ATM expense partially offset by decreases in regulatory and compliance expense and insurance expense.

Salaries and employee benefits, which totaled $6,997 in 2015, increased by $183 or 2.7% from $6,814 in 2014.  The increase in these expenses was primarily due to cost of living increases and higher lender incentives paid in 2015.

Occupancy expense totaled $974 in 2015, an increase of $133 or 15.8% from $841 in 2014.  The increase in occupancy expense was primarily due to the unusually low expense in 2014 resulting from a one-time reversal of expense related to termination of a lease for a parcel of land used as a branch location in conjunction with the purchase of the land.

Data processing expense was $1,242 in 2015 compared to $1,160 in 2014.  This increase was due to the Bank’s increased utilization of online and mobile banking products in 2015.

Operational expense was $483 in 2015 compared to $406 in 2014.  This increase was due to a new network administration agreement entered into during 2015.

Legal expense was $130 in 2015 compared to $70 in 2014.  This increase was due to additional expenses related to the Company’s efforts to redeem and restructure its Preferred Stock during 2015.

ATM expense totaled $701 in 2015, an increase of $41 or 6.2% from $660 in 2014.  The increase was primarily due to a change in interchange fees paid by the Bank.

Regulatory and compliance expense totaled $628 in 2015, a decrease of $330 or 34.4% from $958 in 2014.  The decrease was primarily due to a decrease in our FDIC insurance expense due the lifting of the regulatory agreements and improvements in the Bank’s regulatory rating.

Insurance expense totaled $309 in 2015, a decrease of $81 or 20.8% from $390 in 2014.  The decrease was primarily due to a decrease in corporate insurance premiums due to the lifting of the regulatory agreements and improvements in the Company’s risk profile.

The table below shows noninterest expense for each of the three years ended December 31:

	2016	2015	2014
Salaries and employee benefits	$7,450	$6,997	$6,814
Data processing	1,257	1,242	1,160
Occupancy expense	1,024	974	841
ATM expense	766	701	660
Operational expenses	485	483	406
Audit, accounting and legal	446	457	402
Regulatory and compliance expense	414	628	958
Director expense	385	233	244
Furniture and equipment expense	349	323	314
Other real estate expense	222	871	870
Postage and freight	220	239	291
Advertising and public relations	189	212	190
Insurance expense	184	309	390
Amortization of intangible asset	137	137	137
Other employee expenses	80	81	97
Loan expense	49	67	37
Loss on other investment	—	—	5
Other	602	484	424
	$14,259	$14,438	$14,240

Provisions for Loan Losses

The Bank reversed $632 in provision for loan losses in 2016, compared to a reversal in provision of $2,257 in 2015 and $1,014 in 2014.  The allowance for loan losses as a percentage of gross loans (“AFLL Ratio”) was 1.19% at December 31, 2016, compared to 1.62% at December 31, 2015.

Management’s determination of the appropriate level of the provision for loan losses and the adequacy of the allowance for loan losses is based, in part, on an evaluation of specific loans, as well as the consideration of historical loss rates, which management believes is representative of probable incurred loan losses.  Other factors considered by management include the composition of the loan portfolio, economic conditions, results of regulatory examinations, reviews of updated real estate appraisals, and the creditworthiness of the Bank’s borrowers and other qualitative factors.

Nonperforming loans decreased from $7,266 at December 31, 2015 to $2,332 at December 31, 2016.  The decrease in nonperforming loans is due to foreclosure and charge-off activity during 2016 and successful resolution of problem loan relationships.  Management has been focused on reducing the Bank’s overall level of problem assets.  Elimination of those problem assets often requires foreclosure of problem loans, resulting in some charge-off expense and the balance of the loan moving to other real estate owned.  Once the Bank has control of the collateral, it is then able to liquidate the assets.   This increased focus on eliminating problem assets contributed to the decrease in nonperforming loans during 2016.  The ratio of allowance to nonperforming loans was 161.06% at December 31, 2016, compared to 58.84% at December 31, 2015. The portion of the allowance attributable to impaired loans was $73 at December 31, 2016, a decrease of $340 from December 31, 2015.  Total impaired loans totaled $1,334 at December 31, 2016 compared to $7,964 at December 31, 2015.  Also included in impaired loans are relationships classified as troubled debt restructurings totaling $1,302.  The decrease in impaired loans was primarily due to charge-offs and transfers to other real estate.

The portion of the allowance attributable to historical and environmental factors has decreased on an absolute basis and as a percentage of gross loans during 2016.  Management’s evaluation of the allowance for loan losses, in addition to specific loan allocations, is based on volume of non-impaired loans and changes in credit quality and environmental factors.

The decrease in the AFLL Ratio was based on factors indicating improving trends in asset quality including reductions in past due loans, impaired loans, and mixed economic indicators relating to environmental factors that can bear an impact on loan losses such as economic conditions in the Bank’s market area.  Management considers the decrease in the AFLL Ratio to be directionally consistent with changes in risks associated with the loan portfolio as measured by various metrics.

The table below illustrates changes in the AFLL Ratio over the past five quarters and the changes in related risk metrics over the same periods:

Quarter Ended	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016	December 31, 2015
AFLL Ratio	1.19%	1.15%	1.25%	1.30%	1.62%
ASC 450 allowance ratio (1)	1.17%	1.12%	1.18%	1.22%	1.53%
Specifically Impaired Loans (ASC 310 component)	$73	$92	$316	$324	$340
Historical and environmental (ASC 450-10 component)	3,684	3,376	3,408	3,382	3,935
Total allowance for loan loss	$3,757	$3,468	$3,724	$3,706	$4,275
Nonperforming loans to gross loans (2)	0.74%	0.79%	2.91%	3.11%	2.75%
Impaired loans to gross loans	0.42%	0.45%	2.59%	2.73%	3.01%
Allowance to nonperforming loans ratio	161.06%	146.02%	43.00%	41.68%	58.84%
Quarter-to-date net charge offs to average gross loans	(0.03)%	(0.02)%	(0.01)%	(0.003)%	(0.16)%

(1)	Historical and environmental component as a percentage of non-impaired loans.
(2)	Nonaccrual loans and loans past due 90 or more days still accruing interest as a percentage of gross loans.

Income Taxes

The effective income tax rates were 37.0% for 2016, (269.0)% for 2015 and 0.0% for 2014.

Due to economic condition and losses recognized between 2008 and 2011, the Company established a valuation allowance against all of its deferred tax assets.  During the fourth quarter of 2015, the Company determined that it was more likely than not that the asset can be realized through current and future taxable income.  As a result, the Company was able to reinstate all of its unrecognized deferred tax assets as of December 31, 2015.  The Company has approximately $45,950 in net operating losses for state tax purposes and $18,101 for federal tax purposes to be utilized by future earnings.

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

The Company acknowledges the effort that is currently underway in the U.S. Congress to reduce the corporate tax rate.  If that effort is successful and the corporate tax rate is reduced, the Company may be required to write down the value of its net deferred tax assets with a charge to income tax expense.  At December 31, 2016, the Company had a total of $9,854 of net deferred tax assets.

Analysis of Financial Condition

Total assets at December 31, 2016 were $474,511, an increase of $4,571 or 1.0% from $469,940 at December 31, 2015.  Average assets for 2016 were $473,744, an increase of $18,791 or 4.1% from $454,953 for 2015.  The increase in total assets in 2016 is primarily due to an increase in net loans combined with an increase in cash offset by decreases in securities available for sale and other real estate owned.  Total liabilities at December 31, 2016 were $444,267, a decrease of $2,708 or 0.6% from $446,975 at December 31, 2015.  The decrease in total liabilities was primarily due to decreases in subordinated debentures offset by increases in noninterest-bearing deposits.  Total shareholder’s equity at December 31, 2016 was $30,244, an increase of $7,279 or 31.7% from $22,965 at December 31, 2015.  The increase in shareholders’ equity is primarily due to the forgiveness of Series A Preferred Stock accrued dividends combined with an increase in retained earnings as a result of the net income for 2016.

Loans

Net loans (excluding loans held for sale) were $311,726 at December 31, 2016, an increase of $51,532 or 19.8% from $260,194 at December 31, 2015.  Loans held for sale, at fair value totaled $561 at December 31, 2016, an increase of $405 or 259.6% from $156 at December 31, 2015.

The overall increase in loans was primarily due to an increase in demand for new loans for most of 2016.  The increase in loan demand is due to an uptick in the economy in the Bank’s market areas.  The most significant increases in loans were in commercial real estate, 1-4 family residential, and real estate construction segments.

Of total loans of $315,483 in the portfolio as of year-end 2016, $78,882 or 25.0% were variable rate loans, $235,007 or 74.5% were fixed rate loans, and $1,594 or 0.5% were nonaccrual.  The significant amount of fixed rate loans in the Bank’s portfolio could have a material negative impact on the Bank’s income if interest rates were to increase significantly during 2017, as those loans would not earn the same rate of interest as loans made in a higher-rate environment.

On December 31, 2016, the Company’s loan to deposit ratio (including loans held for sale at fair value and loans held for sale at net book value) was 74.5%, compared to 63.5% at December 31, 2015.  The increase in the loan to deposit ratio was due to loan growth outpacing deposit growth during the year.  Gross loans increased 19.3% to $315,483 at December 31, 2016 from $264,469 at December 31, 2015. Management expects continued growth in loan demand during 2017. If the Company’s deposit growth among core deposit customers outpaces its loan demand, the Company’s net interest margin may be adversely affected as the funds from these deposits may be invested in securities and other interest earning assets that offer lower yields than loans.

The following table presents various categories of loans contained in our loan portfolio for the periods indicated and the total amount of all loans as of the end of such period:

	2016	2015	2014	2013	2012
Real estate construction	$31,890	$21,369	$25,902	$30,138	$36,648
1-4 family residential	119,891	100,500	102,691	110,822	112,934
Commercial real estate	128,214	111,364	99,333	97,090	115,592
Other real estate secured	9,427	6,369	5,825	4,800	5,726
Commercial, financial and agricultural	19,235	18,237	15,514	23,185	27,908
Tax exempt	6,681	6,476	31	51	72
Consumer	—	4	5,641	5,474	5,707
Other	145	150	1,499	2,147	2,294
Total loans	$315,483	$264,469	$256,436	$273,707	$306,881
Allowance for loan losses	(3,757)	(4,275)	(5,171)	(8,039)	(9,767)
Total loans (net of allowance)	$311,726	$260,194	$251,265	$265,668	$297,114

The following is a presentation of an analysis of maturities of loans as of December 31, 2016:

	Due in 1	Due in 1	Due after
Loan Segments	year or less	to 5 years	5 years	Total
Real estate construction	$24,462	$5,247	$2,181	$31,890
1-4 family residential	12,395	54,152	53,344	119,891
Commercial real estate	11,577	79,010	37,627	128,214
Other real estate secured	—	9,427	—	9,427
Commercial, financial and agricultural	7,124	10,994	1,117	19,235
Tax exempt	—	—	—	—
Consumer	1,645	5,016	20	6,681
Other	—	145	—	145.00
Total	$57,203	$163,991	$94,289	$315,483

The following is a presentation of an analysis of sensitivities of loans to changes in interest rates as of December 31, 2016 for the loan types mentioned above:

Loans with predetermined interest rates	$235,007
Loans with floating, or adjustable interest rates, at floor	31,141
Loans with floating, or adjustable interest rates, not at floor	47,740
Nonaccrual loans	1,595
Total	$315,483

As market rates dropped during the economic recession, management implemented rate floors for many variable rate loans in an attempt to protect the Bank’s net interest margin.  As of December 31, 2016, $31,141 in variable rate loans have reached their floor rate.  As a result, when market rates begin to rise, loans at their floor will not reprice at higher rates until market rates rise above their contractual floor rates.  Only the loans noted above that have variable rates not at a floor rate will reprice with the first increase in market rates.  The existence of these rate floors may negatively impact our net interest margin when rates begin to rise, at least until rates rise above these floors.

Allowance for Loan Loss and Asset Quality

The allowance for loan losses was $3,757 or 1.19% of gross loans at December 31, 2016 compared to $4,275 or 1.62% of gross loans at December 31, 2015.  The decrease in the allowance was based on factors indicating improving trends in asset quality including reductions in past due loans, impaired loans, and mixed economic indicators relating to environmental factors that can bear an impact on loan losses such as economic conditions in the Bank’s market area.

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

Between 2008 and 2012, the Bank experienced significant increases in past due loans, impaired loans, adversely classified loans and charge-offs as a result of the economic downturn.   Historically, more than half of the Bank’s loan portfolio has been secured by real estate of some form, whether residential, commercial, or development, with a significant portion of those loans being residential developments.  One of the most significant impacts of the economic downturn in the Bank’s market area was the collapse of the housing market and subsequent decline in market values for existing properties, particularly higher end properties.  Those impacts caused several of the Bank’s borrowers who had proven track records as residential and commercial developers to find themselves owning larger parcels of partially developed land with virtually no demand for finished properties. Developers became unable to service their debt causing the loans to become past due.  At the same time, the decline in activity in the housing market caused significant reductions in market values, causing collateral values for many loans to fall below the outstanding loan balance.  From 2008 to 2011, the Bank experienced increases in problem loans in virtually all segments of the loan portfolio; however, the effect of the economic downturn on the residential real estate market has been the primary cause of the majority of the Bank’s impaired loans and charge-offs over the past five years.  Foreclosures from this segment have also primarily become the reason for the elevated levels of other real estate owned by the Bank during 2013 and 2012.  The Bank’s pace of new foreclosures decreased significantly during 2015 and 2016 at the same time as the Bank was making progress toward selling properties on which the Bank had previously foreclosed or acquired through deeds in lieu of foreclosure.  This has contributed significantly to improvements in overall asset quality.

Impaired loans totaled $1,334 at December 31, 2016 compared to $7,964 at December 31, 2015, a decrease of $6,630.  This decrease is primarily a result of loans previously classified as troubled debt restructurings that have improved and are no longer classified as such.

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

As of December 31, 2016, and based on the most recent analysis performed, the risk category of loans by segment of loans is as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$31,139	$243	$6	$500	$—
1-4 family residential	109,270	8,995	412	663	—
Commercial real estate	123,155	2,758	—	1,540	—
Other real estate loans	9,427	—	—	—	—
Commercial, financial and agricultural	17,527	1,309	—	390	—
Consumer	6,594	64	10	2	—
Tax exempt	—	—	—	—	—
Other loans	145	—	—	—	—
Total	$297,257	$13,369	$428	$3,095	$—

Classified loans, excluding impaired loans, totaled $16,892 at December 31, 2015 compared to $20,142 at December 31, 2015.

The following table presents information regarding impaired, nonaccrual, past due and restructured loans at the dates indicated:

	December 31,
	2016	2015	2014	2013	2012
Loans considered by management as impaired:
Number	20	28	24	40	53
Amount	$1,334	$7,964	$9,885	$26,071	$33,555
Loans accounted for on nonaccrual basis:
Number	15	12	17	18	48
Amount	$1,595	$375	$8,655	$18,152	$24,975
Accruing loans (including consumer loans) which are contractually past due 90 days or more as to principal and interest payments:
Number	—	—	—	—	—
Amount	$—	$—	$—	$—	$—
Loans defined as “troubled debt restructurings” still accruing
Number	13	24	15	21	14
Amount	$737	$6,729	$2,140	$9,014	$9,038
Other classified loans not classified as impaired	$16,892	$20,142	$40,426	$36,332	$74,177

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

The commercial real estate market declined significantly as a result of the local and national economic recession that began during 2008 and the resulting sluggish economic conditions that remained throughout 2015; however, significant improvements were felt during 2016.  Real estate related loans, including commercial real estate loans, residential construction and residential development and 1-4 family residential loans, comprised 90.6% of the Company’s loan portfolio at December 31, 2016.  Market conditions for residential development and residential construction also saw substantial declines from 2008 through 2012 due to the effects of the recession on individual developers, contractors and builders.  In addition, the local market, particularly in Maury County, saw significantly weaker demand for residential housing during that time period.  During 2015, the market began to improve nationally and in the Bank’s local market.  Market conditions continued to improve in 2016.

Although our loan portfolio is concentrated in Middle Tennessee, management does not believe this geographic concentration presents an abnormally high risk.  At December 31, 2016 the following loan concentrations exceeded 10% of total loans:  1-4 family residential loans and commercial real estate.  Management does not believe that this loan concentration presents an abnormally high risk.  Loan concentrations are amounts loaned to a multiple number of borrowers engaged in similar activities which would cause them to be similarly impacted by economic or other conditions.

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

	2016	2015	2014	2013	2012
Nonaccrual interest	$42	$396	$722	$238	$1,120

Nonperforming loans are defined as nonaccrual loans, loans still accruing but past due 90 days or more, and troubled debt restructured loans still accruing.  The following table presents information regarding nonperforming loans at the dates indicated:

	2016	2015	2014	2013	2012
Loans secured by real estate	$2,313	$7,011	$9,436	$23,516	$31,521
Commercial, financial and agricultural	7	233	—	1,785	627
Consumer	12	22	7	12	12
Other	—	—	1,351	1,853	1,853
Total	$2,332	$7,266	$10,794	$27,166	$34,013

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

Summary of Loan Loss Experience

An analysis of our loss experience is presented in the following table for each of the periods ended December 31, as well as a breakdown of the allowance for loan losses:

	2016	2015	2014	2013	2012
Balance at beginning of period	$4,275	$5,171	$8,039	$9,767	$19,546
Charge-offs:
Real estate construction	—	—	(103)	—	(3,139)
1-4 family residential	(5)	(246)	(341)	(759)	(1,317)
Commercial real estate	—	—	(25)	(639)	(2,390)
Other real estate loans	—	—	—	—	—
Commercial, financial and agricultural	—	(25)	(489)	(600)	(652)
Consumer	—	(6)	(1)	(5)	(115)
Tax exempt	—	—	—	—	—
Other loans	(37)	(45)	(1,102)	(51)	(5,896)
	(42)	(322)	(2,061)	(2,054)	(13,509)
Recoveries:
Real estate construction	3	128	44	21	36
1-4 family residential	41	161	31	73	281
Commercial real estate	11	620	30	38	77
Other real estate loans	—	—	—	—	—
Commercial, financial and agricultural	9	259	51	111	51
Consumer	8	5	9	8	7
Tax exempt	—	—	—	—	—
Other loans	84	510	42	30	25
	156	1,683	207	281	477
Net (charge-offs) recoveries	114	1,361	(1,854)	(1,773)	(13,032)
Transfer due to branch sale	—	—	—	—	553
Provision for loan losses	(632)	(2,257)	(1,014)	45	2,700
Balance at year-end	$3,757	$4,275	$5,171	$8,039	$9,767
Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	(0.04)%	(0.52)%	0.35%	0.61%	3.42%
Ratio of nonperforming loans to gross loans	0.74%	2.75%	4.21%	9.93%	11.08%
Ratio of impaired loans to gross loans	0.42%	3.01%	3.85%	9.53%	10.93%
Ratio of allowance for loan losses to total loans	1.19%	1.62%	2.02%	2.94%	3.18%

At December 31st of each period presented below, the allowance was allocated as follows:

	2016	2015	2014	2013	2012
Real estate construction	$861	$873	$892	$1,249	$1,938
1-4 family residential	1,809	1,679	2,332	3,235	4,133
Commercial real estate	607	720	994	1,273	1,227
Other real estate loans	5	12	22	33	226
Commercial, financial and agricultural	460	588	399	704	994
Consumer	15	17	22	24	14
Tax exempt	—	—	—	—	—
Other loans	—	—	—	929	658
Unallocated	—	386	510	592	577
Total	$3,757	$4,275	$5,171	$8,039	$9,767

At December 31st of each period presented below, loan balances by category as a percentage of gross loans were as follows:

	2016	2015	2014	2013	2012
Real estate construction	10.1%	8.1%	10.1%	11.0%	11.9%
1-4 family residential	38.0%	38.0%	40.1%	40.4%	36.8%
Commercial real estate	40.6%	42.1%	38.7%	35.5%	37.7%
Other real estate secured loans	3.0%	2.4%	2.3%	1.8%	1.9%
Commercial, financial and agricultural	6.1%	6.9%	6.0%	8.5%	9.1%
Consumer	2.1%	2.4%	2.2%	2.0%	1.9%
Tax exempt	0.0%	0.0%	0.0%	0.0%	0.0%
Other loans	0.1%	0.1%	0.6%	0.8%	0.7%
Total	100.0%	100.0%	100.0%	100.0%	100.0%

Time Deposits in Other Financial Institutions

Time deposits in other financial institutions totaled $24,797 at December 31, 2016 compared to $24,305 at December 31, 2015. Management has begun utilizing time deposits in other financial institutions in conjunction with the Bank’s securities portfolio in order to maximize yield and maintain a reasonable total duration for the Bank’s assets outside of the loan portfolio. Original maturities of time deposits in other financial institutions range from ten months to five years. Most of the CDs with maturities beyond three years are callable with minimal early withdrawal penalties. All of the deposits are in FDIC or National Credit Union Administration insured institutions and the amount on deposit with each individual institution does not exceed the deposit insurance limit of $250. As of December 31, 2016, time deposits in other financial institutions had a weighted average rate of 1.458% and a weighted average remaining life of 0.116 years.

Securities

At December 31, 2016, securities available-for-sale totaled $69,207, a decrease of $49,617 or 41.8% from $118,824 at year-end 2015.  The Company’s securities portfolio represents 14.6% of total assets at December 31, 2016 compared to 25.3% at December 31, 2015.  The decrease in securities available for sale between December 31, 2015 and December 31, 2016 is the result of loan growth outpacing deposit growth in 2016.  All of the Company’s securities are classified as available for sale.  The Company’s investment portfolio is used to provide interest income and liquidity and for pledging purposes to secure public fund deposits.

Net unrealized losses in the securities portfolio at December 31, 2016 were $2,041 compared to a net unrealized loss of $418 at December 31, 2015.  The decrease in market value is primarily due to changes in interest rates during 2016.

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

Management evaluates securities for other-than-temporary impairment on at least a quarterly basis and the Bank’s investment committee makes such an evaluation on an annual basis.  These evaluations are made more frequently when economic or market concerns warrant such evaluation.  Consideration is given to the length of time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the Company’s intent to sell, or whether it is more likely than not that it will be required to sell the security before its anticipated recovery in fair value.  In analyzing an issuer’s financial condition, the Company may consider whether the securities are issued by the federal government or its agencies, whether downgrades by bond rating agencies have occurred, and the results of reviews of the issuer’s financial condition.

At year-end 2016, the Company’s portfolio consisted of 42 securities, 38 of which were in an unrealized loss position, compared to a total of 94 securities, 50 of which were in an unrealized loss position at December 31, 2015.  In the event that the Company were to sell securities for liquidity purposes, management believes there are sufficient holdings not in an unrealized loss position that could be sold, so that the Company would not be forced to sell the securities reporting an unrealized loss.  The Company is further limited in the amount of securities that can be sold due to pledging requirements for Bank liabilities.  Management considers security holdings in excess of our pledging requirement to be available for liquidity purposes.   Sale of such holdings would not impair our ability to hold the securities reporting an unrealized loss until the loss is recovered or until maturity.

The Company did not hold securities of any one issuer, other than U.S. Government sponsored entities, with a face amount greater than 10% of shareholders’ equity as of December 31, 2016 or 2015.

The carrying value of securities at December 31 is summarized as follows:

	December 31, 2016		December 31, 2015
	Amount	% of Total	Amount	% of Total
Mortgage-backed securities	$67,899	98.1%	$116,094	97.7%
State and municipals	1,308	1.9%	2,730	2.3%
Total	$69,207	100.0%	$118,824	100.0%

	December 31, 2014
	Amount	% of Total
U.S. Government sponsored entities	$15,352	16.8%
Mortgage-backed securities	74,014	80.9%
State and municipals	2,074	2.3%
Total	$81,926	100.0%

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

The following table presents the carrying value by maturity distribution of the investment portfolio, along with weighted average yields thereon, as of December 31, 2016:

	Within	1-5	5-10	Beyond
	1 Year	Years	Years	10 Years	Total
State and municipals	$—	$506	$802	$—	$1,308
Total debt securities	$—	$506	$802	$—	$1,308
Weighted average yield(tax equivalent)	—	1.792%	3.347%	—	3.019%
Mortgage-backed securities- residential					$67,899
Weighted average yield					1.895%

Premises and Equipment

Premises and equipment totaled $11,378 at December 31, 2016, a decrease of $295 or 1.03% from $11,673 at December 31, 2015.  The decrease is primarily due to normal depreciation that occurred during the year.

Rent expense was $69 in both 2016 and 2015.

Other Real Estate Owned

At December 31, 2016, OREO totaled $4,697, a decrease of $3,131 from $7,828 at December 31, 2015.  The balance of OREO is comprised of properties acquired through or by deed in lieu of foreclosure on real estate loans, property acquired by the Company for future Bank branch locations that is no longer intended for that purpose and is currently held for sale, and loans made to facilitate the sale of OREO that are required to be reported as OREO (“FAS 66 Loans”). The balances recorded for each individual property are based on appraisals that are not more than twelve months old, discounted by an additional 15%.  The additional 15% discount was adopted by the Company beginning in the third quarter of 2010 based on an analysis of actual recoveries of OREO balances, including selling costs.  Based on that analysis, the Company recorded a valuation allowance of $346 (recognized through OREO expense) in the third quarter of 2010.  In addition, the Company began applying the additional 15% discount in its determination of specific reserves for impaired loans that are collateral dependent.  As a result, the majority of the financial loss incurred by the Company as a result of the 15% discount has been recognized through loan charge-offs and the provision for loan losses at the time the property is transferred to OREO, with the foreclosed property being transferred into OREO at the discounted value. The Company annually updates its analysis regarding the additional 15% discount.  Should such updates indicate that a change in the 15% discount is warranted, the Company would implement the change accordingly and that change would be applied to all properties that are subsequently moved into OREO.  Additional write-downs of individual properties typically occur when the results of updated appraisals and further application of the 15% discount on the value reflected in the updated appraisal indicates that the value of the respective property has declined.  The Company obtains updated appraisals for OREO properties at least annually.  These write-downs are recognized in the quarterly period in which the appraisal is accepted by the Company.

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

The following table shows a breakdown of the OREO portfolio by category as of the end of the periods indicated:

	December 31, 2016		September 30, 2016		June 30, 2016		March 31, 2016		December 31, 2015
Rental	$1,568	33.4%	$2,839	58.1%	$1,840	36.4%	$1,840	32.4%	$3,984	51%
Non-rental	290	6.2%	290	5.9%	314	6.2%	941	16.6%	941	12%
Land	2,839	60.4%	1,759	36.0%	2,903	57.4%	2,903	51.1%	2,903	37%
Total	$4,697	100.0%	$4,888	100.0%	$5,057	100.0%	$5,684	100.0%	$7,828	100.0%

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

The following table provides activity within the OREO portfolio in terms of individual parcels for the years ended on the dates indicated:

	Rental	Non-rental	Auction	Land
December 31, 2016
Foreclosures	—	—	—	—
Sales	8	1	—	—
Weighted average age of properties held at period end (months)	59.0	50.1	—	64.4
December 31, 2015
Foreclosures	1	2	—	1
Sales	6	5	—	6
Weighted average age of properties held at period end (months)	46.0	32.2	—	52.3

The following table sets forth information related to the largest five OREO properties held by the Company as of December 31, 2016:

Property Description	Original loan classification	Original Loan Amount		Charge-off prior to transfer into OREO	Write- down after transfer into OREO	Carrying Balance
Unimproved land	Real estate construction	$5,000		$905	$801	$1,828
Unimproved land	Real estate construction	1,134		402	—	799
Mini storage facility	Commercial real estate	3,934	(1)	—	82	782
Commercial property	Commercial real estate	3,934	(1)	—	145	323
Commercial property	Commercial real estate	731		157	99	315

(1)	These two properties were pledged as collateral for the same loan relationship.

The following table sets forth information related to the largest five OREO properties held by the Company as of December 31, 2015:

Property Description	Original loan classification	Original Loan Amount		Charge-off prior to transfer into OREO	Write- down after transfer into OREO	Carrying Balance
Unimproved land	Real estate construction	$5,000		$905	$801	$1,828
Unimproved land	Real estate construction	1,134		402	—	799
Mini storage facility	Commercial real estate	3,934	(1)	—	82	782
Unimproved land	Real estate construction	3,934	(1)	—	203	644
Mixed Use Commercial Property	Commercial real estate	731		—	104	627

(1)	These two properties were pledged as collateral for the same loan relationship.

Each of the OREO properties identified in the December 31, 2016 table above is listed with a real estate agent and is also listed as available for sale on the Bank’s website. The two properties classified as unimproved land were, at the time the loans were made, intended to be developed. The property carried at $1,828 is commercial property located in an area that remains significantly and negatively impacted by the downturn in the real estate market. The sale of a portion of this property closed subsequent to year-end and is no longer held on our books.  The remaining balance of the property is currently under contract; however, there is a lengthy due diligence period and the sale of the property may not ultimately be consummated. If so, the Company will continue to actively market the property. The property carried at $799 is located in a residential area that was also negatively impacted by the downturn in the economy. Although there are some positive indicators of improvements in the local market where the property is located, management believes it will likely require a significant amount of time to sell the property and will continue to market the property. The commercial real estate property carried at $782 consists of income producing rental property that is being managed by a third party property manager on behalf of the Company.  The Company continues to market the rental property, but because of the income producing nature of the property, it is likely that management will resist selling the property in the near term for less than the current carrying value of the property.  The commercial real estate property carried at $323 consists of income producing rental property that is currently under a purchase contract and is expected to close in the first quarter of 2017.  The commercial property carried at $315 is a commercial/industrial building in an area that was also negatively impacted by the downturn of the economy.  Due to the deteriorated condition of the property, limited demand, and potential environmental risk, management believes it will likely require a significant amount of time to sell the property.

Deposits

The following table sets forth the composition of deposits at December 31:

	2016		2015
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$78,813	18.6%	$71,875	17.2%
Interest-bearing demand accounts	145,824	34.4%	141,129	33.9%
Savings accounts	34,306	8.1%	31,255	7.5%
Time deposits greater than $100	82,292	19.5%	85,620	20.5%
Other time deposits	82,172	19.4%	86,835	20.8%
Total	$423,407	100.0%	$416,714	100.0%

A significant percentage of our deposits continue to be in time deposits, though there was a decrease of $7,991 in total time deposits during 2016.  The decrease in time deposits is primarily due to a general market shift away from time deposits toward demand deposits as rates on time deposits continue to be comparable to rates for interest-bearing demand accounts.  Wholesale funding sources are any deposits that are attained through means other than direct customer contact.  Wholesale funding sources utilized by the Bank include brokered CDs and national market time deposits.

The following table shows the breakdown of time deposits at December 31, 2016 and 2015:

	December 31
	2016	2015
Personal CDs	$112,560	$119,979
Non-Personal CDs	8,981	8,337
Public Funds CDs	16,512	14,951
National market time deposits	3,720	5,855
Brokered CDs	1,392	1,392
IRAs	21,299	21,941
Total	$164,464	$172,455

The following table sets forth all time deposits greater than $100 broken down by remaining maturity at December 31, 2014:

Less than three months	$17,110
Three months through twelve months	44,867
One year through three years	18,579
More than three years	1,736
Total	$82,292

The total of wholesale funding sources at December 31, 2016 was $5,112, a decrease of $2,135 from $7,247 at December 31, 2015.  The average rate paid for national market time deposits in 2016 was 1.04% compared to 0.96% in 2015.   The increase in average rate paid on national market time deposits was primarily due to the maturing of twelve month national market time deposits during 2016 with the remaining longer-term deposits bearing higher rates.

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

At December 31, 2016, we had $148,573 in time deposits maturing within two years.  Time deposits maturing within one year of December 31, 2016 were $127,861, or 78.0% of total time deposits.  If we are not able to retain these deposits at maturity, or attract additional deposits at comparable rates, we may be required to seek higher cost deposits or other funding sources to replace these deposits which could negatively impact our net interest margin.  The weighted average cost of all deposit accounts was 0.48% in 2016 compared to 0.49% in 2015.  The weighted average rate on time deposits was 0.86% in 2016, compared to 0.82% in 2015.  Management intends to continue seeking some longer term time deposits in an effort to take advantage of the current low interest rate environment.  These efforts, if successful, are expected to reduce interest rate risk and expand our net interest margin.

The following tables present, at December 31 for each of the periods indicated, the average amount of and average rate paid on each of the following deposit categories:

	2016		2015		2014
		Average		Average		Average
	Average	Rate	Average	Rate	Average	Rate
	Amount	Paid	Amount	Paid	Amount	Paid
Noninterest-bearing demand deposits	$77,302	n/a	$67,110	n/a	$58,446	n/a
Interest-bearing demand accounts	141,530	0.37%	131,763	0.38%	126,646	0.41%
Savings deposits	32,912	0.10%	28,592	0.10%	26,397	0.10%
Time deposits $100 and over	81,354	0.94%	87,439	0.90%	87,777	0.93%
Other time deposits	84,484	0.79%	91,613	0.75%	104,005	0.79%

Contractual Obligations

The Company has the following contractual obligations as of December 31, 2016:

	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years	Total
Operating leases	$15	$2	$—	$—	$17
Time deposits	127,861	27,284	9,319	—	164,464
Other borrowings	500	1,074	2,426	—	4,000
Long term borrowings (1)	—	—	—	13,000	13,000
Total	$128,376	$28,360	$11,745	$13,000	$181,481

(1)

Due to the uncertainty of future interest rates on borrowings under the Company’s subordinated debentures, future interest payments on such obligations are not included in the above table.  At December 31, 2015, the Company had issued subordinated debentures of approximately $13,000 outstanding.  During the year ended December 31, 2016, the interest rate on the subordinated debentures issued in 2002, 2005 and 2007, ranged from 4.00% to 4.25%, 2.01% to 2.46% and 3.51% to 3.96%, respectively.  During the year ended December 31, 2016, the Company accrued interest expense of $120, $112 and $565, respectively, on its subordinated debentures issued in 2002, 2005 and 2007.

Subordinated Debentures and Holding Company Debt

In 2002, the Company issued $3,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a private offering of trust preferred securities.  The securities mature on December 31, 2032; however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB.  The interest rate on the subordinated debentures as of December 31, 2016 was 4.25%.  The subordinated debentures bear interest at a floating rate equal to the New York Prime rate plus 50 bps.  The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods.  These debentures are presented in liabilities on the balance sheet but count as Tier 1 capital for regulatory capital purposes, subject to certain limitations on the amount of these securities that may be counted as Tier 1 capital.  Debt issuance costs of $74 have been capitalized and are being amortized over the term of the securities.  Certain of the Company’s principal officers, directors, and their affiliates owned $700 of the $3,000 subordinated debentures at year-end 2016 and 2015.  The proceeds from this offering were utilized to increase the Bank’s capital.

In 2005, the Company issued $5,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a pooled offering of trust preferred securities.  These securities mature on September 15, 2035, however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB.  The interest rate on the subordinated debentures as of December 31, 2016 was 2.463%.  The subordinated debentures bear interest at a floating rate equal to the 3-month LIBOR plus 1.50%.  The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods.    These debentures are presented in liabilities on the balance sheet but count as Tier 1 capital for regulatory purposes, subject to certain limitations on the amount of these securities that may be counted as Tier 1 capital.  There was no debt issuance cost in obtaining the subordinated debentures.  The proceeds from the pooled offering were used to increase the Bank’s capital.

In 2007, the Company issued $15,000 of redeemable subordinated debentures through a special purpose entity as part of a pooled offering of trust preferred securities.  These subordinated debentures mature in 2037; however, the Company can currently repay the securities at any time subject to approval from the FRB.  The interest rate on the subordinated debentures was 7.96% until December 15, 2012, and thereafter the subordinated debentures bear interest at a floating rate equal to the 3-month LIBOR plus 3.0%.  As of December 31, 2016, the interest rate was 3.963%.  The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. These debentures are presented in liabilities on the balance sheet but $6,170 of the debentures count as Tier 1 capital and the remaining $8,830 is considered as Tier 2 capital for regulatory purposes.  There was no debt issuance cost in obtaining the subordinated debentures.  The proceeds were used to help fund the acquisition of First National.

On December 20, 2016, a wholly-owned subsidiary of the Company acquired $10.0 million in face amount of trust preferred capital securities issued by Community First Statutory Trust III in 2007 for a purchase price of approximately $7.5 million.  These capital securities were purchased from an unaffiliated investor and remain outstanding; however, the securities and the underlying subordinated debentures are eliminated in the Company’s consolidated financial statements, resulting in a gain of $2,500 included in the Consolidated Statements of Operations and Comprehensive Income as gain on acquisition of subordinated debentures.

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

Distributions on the subordinated debentures are payable quarterly.  As of December 31, 2016, the Company is current on all interest payments due under the debentures and is not subject to the restrictions outlined in this paragraph.

In December 2016, we entered into a loan agreement with an unaffiliated commercial bank pursuant to which we borrowed $4.0 million. Borrowings under the loan agreement bear interest at a fixed rate of 4% per annum, with the unpaid principal balance and interest thereon payable over five years in equal quarterly installments of $121,822.39 beginning on April 1, 2017 and continuing for eighteen quarters thereafter, with the final payment consisting of the entire remaining unpaid principal balance and all accrued and unpaid interest through such date due on December 14, 2021. We secured the borrowings under this loan agreement with a pledge of 100% of the stock of the Bank.  The rights of the lender are senior to those of the holders of our Common Stock and our subordinated debentures.  In the event that we default on the loan, the lender could foreclose on the loan and acquire the Bank.

Liquidity

Our liquidity, primarily represented by cash and cash equivalents, is a result of our operating, investing and financing activities.  These activities are summarized below for the three years ended December 31:

	2016	2015	2014
Net income	$3,992	$17,407	$2,407
Adjustments to reconcile net income to net cash from operating activities	(151)	(16,453)	3,354
Net cash from operating activities	3,841	954	5,761
Net cash used in investing activities	(1,431)	(33,563)	(7,090)
Net cash used in financing activities	3,137	13,740	(9,451)
Net change in cash and cash equivalents	5,547	(18,869)	(10,780)
Cash and cash equivalents at beginning of period	19,387	38,256	49,036
Cash and cash equivalents at end of period	$24,934	$19,387	$38,256

The significant adjustments to reconcile net income to net cash from operating activities in 2016 were mortgage loans originated for sale of $7,521 and utilization of our deferred tax asset offset by proceeds from sale of mortgage loans of $7,323 and a gain on repurchase of our subordinated debentures of $2,500.  The significant components of investing activities in 2016 were total securities purchases of $22,463; sale of securities of $53,603; maturities, prepayments and calls of securities of $14,863; net increase in loans of $50,900; proceeds from sale of other real estate owned of $2,885; and increase in time deposits in other financial institutions of $492.  The most significant component of financing activities in 2016 was the increase in deposits of $6,693 and proceeds from other borrowed money of $4,000, offset by $7,500 used by one of our wholly-owned subsidiaries in the acquisition of our subordinated debentures.

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

The primary uses of cash are lending to the Company’s borrowers and investing in securities and short-term interest earning assets. In 2016, the Company liquidated a portion of our securities available for sale portfolio to fund our loan growth.  In 2015, increased deposits helped fund the increased loan demand.  In 2014, loan repayments were greater than demand for new loans, which provided additional liquidity to pay off outstanding liabilities such as federal funds purchased, FHLB advances, wholesale deposits and other borrowed money.

We consider our liquidity sufficient to meet our outstanding short and long-term needs.  We expect to be able to fund or refinance, on a timely basis, our material commitments and long-term liabilities.

Off-Balance Sheet Arrangements

In the normal course of business, the Bank commits to extensions of credit and issues letters of credit. We use the same credit policies in making commitments to lend funds and conditional obligations as it does for other credit products. In the event of nonperformance by the customer, the Company’s exposure to credit loss is represented by the contractual amount of the instruments. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established by the contract. Since some commitments may expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  At December 31, 2016, we had unfunded loan commitments outstanding of $31,242 and unfunded letters of credit of $1,487.  If we needed to fund these outstanding commitments, we have the ability to liquidate time deposits in other financial institutions or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions.  Additionally, we could sell participations in these or other loans to correspondent banks.

Capital Resources

Our total shareholders’ equity at December 31, 2016 was $30,244 compared to $22,965 at December 31, 2015, and $10,886 at December 31, 2014.  This increase in the year ended December 31, 2016 was primarily due to forgiveness of preferred stock dividends combined with net income in 2016.

As of December 31, 2016, the Bank’s capital levels were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action.  Our consolidated total capital to risk-weighted assets ratios for year-end 2016 and 2015 were 14.52% and 11.91%, respectively.  Our consolidated Tier 1 to risk-weighted assets ratios were 8.33% and 7.09% at year-end 2016 and 2015, respectively.  Also, our Tier 1 to average assets ratios were 5.90% and 4.82% at year-end 2016 and 2015, respectively.  Because the Company’s total assets were less than $1,000,000 at December 31, 2016, it is not subject to capital requirements on a consolidated basis, but had it been, it would have been considered “well-capitalized” under applicable regulations

In late 2010, the Basel Committee on Banking Supervision issued “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems”, a new capital framework for banks and bank holding companies. Basel III imposes a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. In July 2013, the federal bank regulatory agencies, including the Federal Reserve and the FDIC, adopted final rules that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in Basel III and certain provisions of the Dodd-Frank Act. The rules, which became effective January 1, 2015, apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $500,000 (subsequently increased to $1,000,000) or more, and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules established a new common equity Tier 1 minimum capital requirement of 4.5%, a minimum Tier 1 risk-based capital requirement of 6% (up from 4%), a total risk-based capital requirement of 8% and a Tier 1 leverage capital requirement of 4%.  In addition, the new rules assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status.  In order to be considered “well-capitalized”, the Bank must maintain at least the following minimum capital ratios: common equity Tier 1 capital of 6.5%; tier 1 risked-based capital of 8% (up from 6%); total risk-based capital of 10%; and tier 1 leverage capital of 5%.  The rules limit a banking organization’s capital distributions and certain discretionary bonus payments as well as a banking organization’s ability to repurchase its own shares if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of capital (when the buffer is fully phased in) in addition to the amount necessary to meet its minimum risk-based capital requirements. As a result, when fully phased in, the capital requirements, inclusive of the capital conservation buffer, would be a Tier 1 leverage ratio of 4%, a Tier 1 common risk-based equity capital ratio of 7%, a Tier 1 equity risk-based capital ratio of 8.5% and a total risk-based capital ratio of 10.5%.  Beginning on January 1, 2016, 0.625% of the capital conservation buffer had been phased in. An additional 0.625% was phased in effective January 1, 2017.  Under the new rules Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions, cumulative preferred stock and trust preferred securities (including associated subordinated debentures) issued after May 19, 2010 will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010 (like our subordinated debentures) including, in the case of bank holding companies with less than $15,000,000 in total assets, trust preferred securities issued prior to that date will continue to count as Tier 1 capital subject to certain quantitative limitations.  Common equity Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.  The final rules allow banks and their holding companies with less than $250,000,000 in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in Accumulated Other Comprehensive Income.  We and the Bank have opted out.  Because the Company’s total consolidated assets are below $1,000,000, these capital rules are not applicable to the Company on a consolidated basis.  Should the Company’s total consolidated assets increase to more than $1,000,000, the Company would then be subject to these rules.

During the fourth quarter of 2015, the Company and Bank received permission for the Bank to pay dividends to the Company sufficient to allow it to redeem certain holders of the Company’s Series A Preferred Stock and fully redeem the Series B Preferred Stock.  On December 23, 2015, the Company entered into redemption agreements with certain of the holders of the Series A Preferred Stock who collectively held 5,901 shares of the Series A Preferred Stock.  The Company agreed to pay $600 per share to redeem the shares.  The shares were redeemed on December 31, 2015.  Upon redemption, $2,360 of the Company’s equity that was attributable to the redeemed shares of Series A Preferred Stock was transferred to common equity as a result of the cash redemption amount being less than the face value of the redeemed shares.  Due to the restrictions on the Company’s ability to pay dividends, a total of $2,114 of dividends had been accrued as of the redemption date for the 5,901 shares that were redeemed.  Upon redemption, the accrued dividends were reversed, which increased the Company’s retained earnings.

On December 31, 2015, the Company also redeemed all of its Series B Preferred Stock for full face value and accrued dividends.  The Company paid a total of $1,374 for the redemption of the Series B Preferred Stock.

As a result of these redemptions, at December 31, 2015 the Company had accumulated $4,265 in deferred dividends on the 11,905 shares of the Series A Preferred Stock that were not at that date redeemed.  As a result of the Charter Amendments, these deferred dividends were reversed in the first quarter of 2016, resulting in an increase of a like amount to the Company’s retained earnings.

Additionally, because the Company had, until December 2015, deferred the payment of interest on its subordinated debentures, Properties was also prohibited from paying dividends on its issued and outstanding preferred stock and common stock until such time as the Company is current on the payment of interest on its subordinated debt.  On December 31, 2015, Properties paid $778 to the holders of its outstanding preferred stock inclusive of $562 paid to the Bank.  The payment was for accrued but unpaid dividends on the preferred stock and also fully redeemed the shares at face value.  As of December 31, 2016, Properties had no shares of preferred stock outstanding.

On April 26, 2016, the Company entered into the Conversion Agreement with each of the then holders of the remaining outstanding shares of Series A Preferred Stock pursuant to which the shares of Series A Preferred Stock were converted into shares of the Company’s Common Stock. Pursuant to the Conversion Agreement, each share of the Series A Preferred Stock, including those shares held by the Company’s directors and executive officers, was converted into 136.84 shares of the Company’s Common Stock on June 30, 2016, representing an effective conversion price for each share of Common Stock of $4.75. The total number of shares of Common Stock issued in connection with the transaction contemplated by the Conversion Agreement was 1,629,097. As a result of the conversion of the Series A Preferred Stock to Common Stock the Company recorded a reduction of $7,738 to preferred stock with a corresponding increase to common equity.

On September 27, 2016, we issued 40,528 shares of our common stock pursuant to a rights offering for gross proceeds of approximately $193. We intend to use the net proceeds from this offering for general corporate purposes.

As of December 31, 2016, the Company had total consolidated equity of $30,244.  As a result of converting the outstanding face value of the Company’s preferred stock to common stock, the entire equity balance is attributable to common stock.   As a result, the Company’s Tier 1 common equity ratio as of December 31, 2016 was 7.42% as of December 31, 2016.

At December 31, 2016 and December 31, 2015, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered well-capitalized under applicable regulatory provisions and the ratios required by the Consent Order were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Regulatory Provisions(1)
2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$45,424	13.79%	$26,359	8.00%	$32,948	10.00%
Consolidated	48,266	14.52%	26,593	8.00%	33,241	10.00%
Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$41,667	12.65%	$14,827	4.50%	$21,416	6.50%
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$41,667	12.65%	$19,769	6.00%	$26,359	8.00%
Consolidated	27,680	8.33%	13,296	4.00%	19,945	6.00%
Tier 1 Capital to average assets
Community First Bank & Trust	$41,667	8.91%	$18,704	4.00%	$23,380	5.00%
Consolidated	27,680	5.90%	18,779	4.00%	N/A	N/A
2015
Total Capital to risk weighted assets
Community First Bank & Trust	$44,057	14.35%	$24,559	8.00%	$30,699	10.00%
Consolidated	36,896	11.91%	24,779	8.00%	30,974	10.00%
Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$40,159	12.89%	$14,015	4.50%	$20,245	6.50%
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$40,159	13.08%	$12,280	4.00%	$18,419	6.00%
Consolidated	21,963	7.09%	12,389	4.00%	18,584	6.00%
Tier 1 Capital to average assets
Community First Bank & Trust	$40,159	8.79%	$18,274	4.00%	$22,843	5.00%
Consolidated	21,963	4.82%	18,242	4.00%	N/A	N/A

(1)	Because the Company’s total assets were less than $1,000,000 at December 31, 2016, the Company was not, at that date, subject to capital level requirements at that level.

Return on Equity and Assets

Returns on average consolidated assets and average consolidated equity, the ratio of average equity to average assets and the dividend payout ratio for the periods indicated are as follows:

	2016	2015	2014
Return on average assets	0.84%	3.83%	0.54%
Return on average equity	14.26%	141.58%	24.29%
Average equity to average assets ratio	5.92%	2.70%	2.22%
Common stock dividend payout ratio	n/a	n/a	n/a

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Sensitivity

Management uses a gap simulation model to evaluate interest rate sensitivity that takes cash flows into consideration.  These include mortgage-backed securities, loan prepayments, and expected calls on securities.  Non-maturing balances such as money markets, savings, and NOW accounts have no contractual or stated maturities.  A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change.  Because these balances do not “mature” it is difficult to know how they will reprice as rates change.  It is possible to glean some understanding by reviewing our pricing history on these categories relative to interest rates.  Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves.  The analysis uses the T-Bill rate as an indicator of rate changes.  The gap analysis uses beta factors to spread balances to reflect repricing speed.  In the gap analysis the model considers deposit rate movements to determine what percentage of interest-bearing deposits is actually repriceable within a year.  Our cumulative one-year gap position at December 31, 2016, was 0.76% of total assets.  Our policy states that our cumulative one-year gap should not exceed 15% of total assets.

At year-end 2016, $156,801 of $471,601 of interest earning assets will reprice or mature within one year.  Loans maturing or repricing within one year totaled $102,674, or 32.9% of total loans at December 31, 2016.  We had $278,504 of loans maturing or repricing within five years as of December 31, 2016.  As of December 31, 2016, we had $132,441 in time deposits maturing or repricing within one year.

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

December 31, 2016
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in net interest income	(1.35)%	0.05%	(4.40)%	(8.99)%

December 31, 2015
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in net interest income	(3.24)%	(0.97)%	(2.86)%	(7.73)%

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

December 31, 2016
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in equity at risk	(12.01)%	(5.97)%	1.93%	2.35%

December 31, 2015
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in equity at risk	(11.44)%	(4.94)%	1.59%	0.89%

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

The following consolidated financial statements of the Company, together with the Notes thereto and the Management Report on Internal Control over Financial Reporting and Reports of Independent Registered Public Accounting Firm thereon, are included on pages F-1 to F-49 of this Annual Report on Form 10-K and are incorporated herein by reference:

•	Balance Sheets as of December 31, 2016 and 2015
•	Statements of Operations for the three years ended December 31, 2016
•	Statements of Changes in Shareholders’ Equity for the three years ended December 31, 2016
•	Statements of Cash Flows for the three years ended December 31, 2016
•	Notes to Consolidated Financial Statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

There were no changes in the Company’s internal controls over financial reporting during the Company’s fiscal quarter ended December 31, 2016 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this Item 10 will appear in, and is hereby incorporated by reference to, the information under the headings “Proposal 1:  Election of Directors-Directors Standing For Election and-Directors Continuing in Office,” “Executive Officers,” “Corporate Governance-Meetings and Committees of the Board of Directors-Audit Committee,” and “Security Ownership of Certain Beneficial Owners and Management-Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive proxy statement for the 2017 annual meeting of shareholders.

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

The information required by this Item 11 will appear in, and is hereby incorporated by reference to, the information under the headings “Executive and Director Compensation” and “Corporate Governance-Compensation Committee Interlocks and Insider Participation” in our definitive proxy statement for the 2017 annual meeting of shareholders.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain of the information required by this Item 12 will appear in, and is hereby incorporated by referenced from, the information under the heading “Security Ownership of Certain Beneficial Owners and Management” in our definitive proxy statement for the 2017 annual meeting of shareholders.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2016 regarding compensation plans under which our equity securities are available for issuance.

	Number of securities to be issued upon exercise of outstanding options, warrant and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in (a)) (c)
Equity compensation plans approved by security holders	26,550	$25.13	440,559
Equity compensation plans not approved by security holders	—	—	—
	26,550	$25.13	440,559

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item 13 will appear in, and is hereby incorporated by reference to, the information under the headings “Corporate Governance-Certain Relationships and Related Transactions and -Director Nomination Procedure and Director Independence” in our definitive proxy statement for the 2017 annual meeting of shareholders.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item 14 will appear in, and is hereby incorporated by reference to, the information under the heading “Proposal 3-Ratification of Appointment of Independent Registered Public Accounting Firm” in our definitive proxy statement for the 2017 annual meeting of shareholders.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)Financial Statements.  See Item 8.

(a) (2)Financial Statement Schedule.  Not applicable.

(a) (3)Exhibits.  See Exhibit Index following the signature pages.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY FIRST, INC.

Date: March 3, 2017	By:	/s/ Louis E. Holloway
Louis E. Holloway
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Eslick E. Daniel	Chairman of the Board	March 3, 2017
Eslick E. Daniel

/s/ Louis E. Holloway	Chief Executive Officer	March 3, 2017
Louis E. Holloway	(Principal Executive Officer)

/s/ Jon Thompson	Chief Financial Officer	March 3, 2017
Jon Thompson	(Principal Financial and Accounting Officer)

/s/Martin Maguire	Director	March 3, 2017
Martin Maguire

/s/ W. Roger Witherow	Director	March 3, 2017
W. Roger Witherow

/s/ Bernard Childress	Director	March 3, 2017
Bernard Childress

/s/ Stephen F. Walker	Director	March 3, 2017
Stephen F. Walker

/s/ Randy A. Maxwell	Director	March 3, 2017
Randy A. Maxwell

/s/ Michael D. Penrod	Director	March 3, 2017
Michael D. Penrod

/s/ Dinah C. Vire	Director	March 3, 2017
Dinah C. Vire

/s/ Vasant (Vince) G. Hari	Director	March 3, 2017
Vasant (Vince) G. Hari

/s/ Ruskin A. Vest	Director	March 3, 2017
Ruskin A. Vest

/s/ Robert E. Daniel	Director	March 3, 2017
Robert E. Daniel

EXHIBIT INDEX

The following exhibits are filed as a part of or incorporated by reference in this report:

Exhibit No.	Description

* 2.1

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

* 2.2

Purchase and Assumption Agreement, dated September 17, 2012, by and between Community First Bank & Trust and First Citizens National Bank (incorporated by reference herein to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2012 (File No. 000-49966)).

3.1

Amended and Restated Charter of the Company, as amended (restated for SEC filing purposes only) (incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 6, 2016 (File No. 000-49966)).

3.2

Amended and Restated Bylaws of the Company (incorporated by reference herin to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 9, 2016 (File No. 000-49966)).

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

10.15

First Amendment to Community First Bank and Trust Supplemental Executive Retirement Plan (incorporated by reference herein to the Company’s Current Report on Form 8-K filed with the SEC on January 6, 2009 (File No. 000-49966)).+

10.16

Form of Redemption Agreement for Series A Preferred Stock Redemption (incorporated by reference herein to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed March 9, 2016 (File No. 000-49966)).

10.17

Form of Redemption Agreement for Series B Preferred Stock Redemption (incorporated by reference herein to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 filed March 9, 2016 (File No. 000-49966)).

10.18

Amended and Restated Community First Bank and Trust Management Incentive Compensation Plan (incorporated by reference herein to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 filed March 16, 2009 (File No. 000-49966)).+

10.19	Community First, Inc. 2016 Equity Incentive Plan (incorporated by reference to Appendix A of the Company’s definitive proxy statement filed on April 1, 2016). +

10.20

Employment Agreement dated as of June 29, 2016, by and between Community First, Inc., Community First Bank & Trust and Louis E. Holloway (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016 (File No. 000-49966)). +

10.21

Employment Agreement dated as of June 29, 2016, by and between Community First, Inc., Community First Bank & Trust and Jon Thompson (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016 (File No. 000-49966)). +

10.22

Employment Agreement dated as of June 29, 2016, by and between Community First, Inc., Community First Bank & Trust and J. Elaine Chaffin (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016 (File No. 000-49966)). +

10.23

Employment Agreement dated as of June 29, 2016, by and between Community First, Inc., Community First Bank & Trust and James A. Bratton (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016 (File No. 000-49966)). +

10.24

Form of Restricted Share Award Agreement for the Officers and Employees of Community First, Inc. and Community First Bank & Trust (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 1, 2016 (File No. 000-49966)). +

10.25	Form of Restricted Stock Award Agreement for Directors (incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 (File No. 000-49966)).+

10.26

Form of Non-Qualified Stock Option Award Agreement for Directors (incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 (File No. 000-49966)).+

10.27

Form of Non-Qualified Stock Option Award Agreement for Officers and Employees (incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 (File No. 000-49966)).+

10.28

Form of Incentive Stock Option Award Agreement for Officers and Employees (incorporated by reference herein to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 15, 2016 (File No. 000-49966)).+

10.29

Loan agreement dated as of December 20, 2016, by and between Community First, Inc. and First Tennessee Bank National Association, as Lender (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 27, 2016 (File No. 000-49966)).

10.30

Preferred Stock Conversion Agreement, dated April 26, 2016, by and among the Company and the holders of the Community First, Inc. Series A Preferred Stock (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 28, 2016 (File No. 000-49966)).

21.1	List of Subsidiaries.

23.1	Consent of HORNE LLP.

31.1

Certification of the Chief Executive Officer (Principal Executive Officer) Pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

31.2	Certification of the Chief Financial Officer Pursuant to Securities and Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer (Principal Executive Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer (Principal Financial Officer) pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Incorporated herein by reference to the Company’s Annual Report in Form 10-KSB for the year ended December 31, 2002 filed with the SEC on March 28, 2003 (File No. 000-49966).
+	Management compensatory plan or arrangement.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013 framework).

Based on this assessment management believes that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.

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

/s/ Louis E. Holloway	/s/ Jon Thompson
Louis E. Holloway	Jon Thompson
Chief Executive Officer	President and Chief Financial Officer
March 3, 2017	March 3, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

Community First, Inc.

We have audited the accompanying consolidated balance sheets of Community First, Inc. and its Subsidiaries, (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of operations and comprehensive income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015, and the results of their operations, and cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

HORNE LLP

Memphis, Tennessee
March 3, 2017

COMMUNITY FIRST, INC.

CONSOLIDATED BALANCE SHEETS

December 31

(Dollar amounts in thousands, except per share data)

	December 31
	2016	2015
ASSETS
Cash and due from financial institutions	$24,934	$19,387
Time deposits in other financial institutions	24,797	24,305
Securities available for sale, at fair value	69,207	118,824
Loans held for sale in secondary market, at fair value	561	156
Loans	315,483	264,469
Allowance for loan losses	(3,757)	(4,275)
Net loans	311,726	260,194
Restricted equity securities, at cost	1,727	1,727
Premises and equipment, net	11,378	11,673
Core deposit and customer relationship intangibles, net	804	941
Accrued interest receivable	1,122	1,140
Bank owned life insurance	10,389	10,132
Other real estate owned, net	4,697	7,828
Other assets	13,169	13,633
Total assets	$474,511	$469,940

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits
Noninterest-bearing	$78,813	$71,874
Interest-bearing	344,594	344,840
Total deposits	423,407	416,714

Subordinated debentures	13,000	23,000
Other borrowed money	4,000	—
Accrued interest payable	451	434
Other liabilities	3,409	6,827
Total liabilities	444,267	446,975

Shareholders’ equity
Senior Preferred shares, no par value; 9% cumulative; liquidation value of $0 and $16,170 at December 31, 2016 and 2015, respectively. Authorized 2,500,000 shares; 0 and 11,905 shares issued and outstanding at December 31, 2016 and 2015, respectively.	—	11,905
Total preferred shares	—	11,905
Common stock, no par value; 10,000,000 shares authorized; 4,998,788 and 3,275,900 shares issued and outstanding at December 31, 2016 and 2015, respectively.	42,997	30,972
Accumulated deficit	(9,906)	(18,066)
Accumulated other comprehensive loss, net	(2,847)	(1,846)
Total shareholders’ equity	30,244	22,965
Total liabilities and shareholders’ equity	$474,511	$469,940

*	Commitments and contingent liabilities (Note 17)

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	2016	2015	2014
Interest income
Loans, including fees	$14,968	$14,684	$13,733
Taxable securities	1,921	2,082	1,807
Tax exempt securities	22	48	76
Federal funds sold and other	461	362	320
Total interest income	17,372	17,176	15,936

Interest expense
Deposits	1,981	2,011	2,173
Subordinated debentures and other	785	786	798
Total interest expense	2,766	2,797	2,971

Net interest income	14,606	14,379	12,965
(Reversal of) provision for loan losses	(632)	(2,257)	(1,014)
Net interest income after provision for loan losses	15,238	16,636	13,979

Noninterest income
Service charges on deposit accounts	1,897	1,776	1,727
Gain on sale of loans	195	101	82
Net gains on sale of securities available for sale	226	10	221
Investment services income	85	101	130
Earnings on bank-owned life insurance policies	257	268	261
ATM income	94	81	129
Other customer fees	65	50	49
Gain on acquisition of subordinated debentures	2,500	—	—
Other noninterest income	41	127	69
Total noninterest income	5,360	2,514	2,668

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	2016	2015	2014
Noninterest expenses
Salaries and employee benefits	$7,450	$6,997	$6,814
Other real estate expense	222	871	870
Occupancy expense	1,024	974	841
Regulatory and compliance expenses	414	628	958
Data processing	1,257	1,242	1,160
Furniture and equipment expense	349	323	314
Audit, accounting and legal	446	457	402
Operational expenses	485	483	406
ATM expense	766	701	660
Advertising and public relations	189	212	190
Postage and freight	220	239	291
Insurance expense	184	309	390
Amortization of intangible asset	137	137	137
Director expense	385	233	244
Loan expense	49	67	37
Other employee expenses	80	81	97
Loss on other investment	—	—	5
Other	602	484	424
Total noninterest expenses	14,259	14,438	14,240

Income before income taxes	6,339	4,712	2,407
Income tax expense (benefit)	2,347	(12,695)	—

Net Income	3,992	17,407	2,407
Preferred stock dividends	4,168	(2,499)	(1,571)
Preferred stock dividends relieved upon redemption of Series A Preferred Stock	—	2,114	—
Accretion of preferred stock discount	—	—	(33)
Net income available to common shareholders	$8,160	$17,022	$803

Income per share available to common shareholders
Basic	$1.97	$5.20	$0.25
Diluted	1.97	5.20	0.25

Weighted average common shares
Basic	4,137,656	3,275,361	3,274,867
Diluted	4,137,656	3,275,361	3,274,867

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	2016	2015	2014
Comprehensive Income
Net income	$3,992	$17,407	$2,407
Reclassification adjustment for realized gains included in net income, net of income taxes of $87 in 2016, $6 in 2015 and $0 in 2014	(139)	(10)	(221)
Change in unrealized (losses)/gains on securities available for sale, net of income taxes of $621 in 2016, $243 in 2015 and $0 in 2014	(862)	(392)	1,654
Comprehensive income	$2,991	$17,005	$3,840

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share data)

	Common Shares	Preferred Stock	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2013	3,274,777	$18,663	$28,590	$(35,760)	$(2,877)	$8,616

Sale of shares of common stock through employee stock purchase plan	169	—	1	—	—	1
Preferred stock dividends	—	—	—	(1,571)	—	(1,571)
Accretion of discount on preferred stock	—	33	—	(33)	—	—
Comprehensive income
Net income	—	—	—	2,407	—	2,407
Other comprehensive income (loss)
Reclassification adjustment for realized gains included in net income, net of $0 income taxes	—	—	—	—	(221)	(221)
Change in unrealized gain on securities available for sale, net of $0 income taxes	—	—	—	—	1,654	1,654
Balance at December 31, 2014	3,274,946	$18,696	$28,591	$(34,957)	$(1,444)	$10,886

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share data)

	Common Shares	Preferred Stock	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2014	3,274,946	$18,696	$28,591	$(34,957)	$(1,444)	$10,886

Sale of shares of common stock through employee stock purchase plan	954	—	21	—	—	21
Redemption of Series A Preferred Stock at $600 per share	—	(5,901)	2,360	—	—	(3,541)
Redemption of Series B Preferred Stock	—	(890)	—	—	—	(890)
Preferred stock dividends	—	—	—	(2,015)	—	(2,015)
Dividends paid upon redemption of Series B Preferred Stock	—	—	—	(484)	—	(484)
Dividends relieved upon redemption of Series A Preferred Stock	—	—	—	2,114	—	2,114
Redemption of REIT Preferred Shares	—	—	—	(125)	—	(125)
REIT Preferred Dividends Declared	—	—	—	(6)	—	(6)
Comprehensive income
Net income	—	—	—	17,407	—	17,407
Other comprehensive income (loss)
Reclassification adjustment for realized gains included in net income, net of $6 income taxes	—	—	—	—	(10)	(10)
Change in unrealized losses on securities available for sale, net of $243 income taxes	—	—	—	—	(392)	(392)
Balance at December 31, 2015	3,275,900	$11,905	$30,972	$(18,066)	$(1,846)	$22,965

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2016, 2015 and 2014

(Dollar amounts in thousands, except per share data)

	Common Shares	Preferred Stock	Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
Balance at December 31, 2015	3,275,900	$11,905	$30,972	$(18,066)	$(1,846)	$22,965

Sale of shares of common stock through employee stock purchase plan	3,007	—	11	—	—	11
Shares of common stock issued in connection with employee stock grant	20,257	—	79	—	—	79
Restricted shares of common stock issued pursuant to 2016 Equity Incentive Plan	39,999	—	—	—	—	—
Dividends declared and paid on preferred stock	—	—	—	(97)	—	(97)
Forgiveness of dividends accrued on preferred stock, net	—	—	—	4,265	—	4,265
Reduction of preferred stock face value	—	(4,167)	4,167	—	—	—
Conversion of Preferred Stock to common stock	1,629,097	(7,738)	7,738	—	—	—
Issuance of common stock through stock offering, net of issuance costs	40,528	—	30	—	—	30
Retirement of common stock shares	(10,000)	—	—	—	—	—
Comprehensive income
Net income	—	—	—	3,992	—	3,992
Other comprehensive income (loss)
Reclassification adjustment for realized gains included in net income, net of $87 income taxes	—	—	—	—	(139)	(139)
Change in unrealized gain on securities available for sale, net of $621 income taxes	—	—	—	—	(862)	(862)
Balance at December 31, 2016	4,998,788	$—	$42,997	$(9,906)	$(2,847)	$30,244

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31

(Dollar amounts in thousands, except per share data)

	2016	2015	2014
Cash flows from operating activities
Net income	$3,992	$17,407	$2,407
Adjustments to reconcile net income to net cash from operating activities
Depreciation of premises and equipment	612	591	551
Amortization on securities, net	828	877	520
Amortization of core deposit and customer relationship intangibles	137	137	137
(Reversal of) provision for loan losses	(632)	(2,257)	(1,014)
Mortgage loans originated for sale	(7,521)	(3,192)	(3,269)
Proceeds from sale of loans	7,323	3,243	3,245
Gain on sale of mortgage loans	(195)	(101)	(82)
Gain on sale of securities	(226)	(10)	(221)
Other real estate write-downs and losses on sale	246	1,085	799
Decrease/(increase) in accrued interest receivable	18	(106)	191
Increase/(decrease) in accrued interest payable	17	(4,487)	634
Earnings on bank owned life insurance policies	(257)	(268)	(261)
Gain on acquisition of subordinated debt, net of tax	(2,500)	—	—
Change in deferred taxes	2,210	(12,755)	—
Other, net	(211)	(440)	2,124
Net cash from/(used in) operating activities	3,841	(276)	5,761
Cash flows from investing activities
Available for sale securities:
Sale of securities:
Mortgage-backed securities	53,603	7,474	8,766
Other	—	15,526	25,661
Purchases:
Mortgage-backed securities	(22,463)	(66,236)	(49,700)
Other	—	(1,086)	(5,133)
Maturities, prepayments, and calls:
Mortgage-backed securities	14,863	15,035	9,342
Other	1,390	385	2,685
Net (increase)/decrease in loans	(50,900)	(6,919)	14,085
Net collected loan recoveries	—	1,361	—
Proceeds from sale of other real estate owned	2,885	4,857	4,629
Additions to premises and equipment, net	(317)	(471)	(1,748)
Net change in time deposits in other financial institutions	(492)	(2,128)	(15,677)
Net cash (used in)/from investing activities	(1,431)	(32,202)	(7,090)
Cash flows from financing activities
Increase/(decrease) in deposits	6,693	18,634	(9,452)
Proceeds from other borrowed money	4,000	—	—
Acquisition of subordinated debentures	(7,500)
Redemption of Series A Preferred Stock	—	(3,541)	—
Redemption of Series B Preferred Stock	—	(890)	—
Cash paid for preferred stock dividends	(97)	(484)	—
Dissolution of REIT preferred stock shares	—	(125)	—
Cash paid for REIT preferred stock dividends	—	(6)	—
Proceeds from issuance of common stock	11	21	1
Proceeds from issuance of common stock through stock offering, net of issuance costs	30	—	—
Net cash from/(used in) financing activities	3,137	13,609	(9,451)
Net change in cash and cash equivalents	5,547	(18,869)	(10,780)
Cash and cash equivalents at beginning of year	19,387	38,256	49,036
Cash and cash equivalents at end of year	$24,934	$19,387	$38,256
Supplemental disclosures of cash flow information:
Cash paid during year for:
Interest	$2,749	$7,284	$2,337
Net income taxes paid	74	30	21
Supplemental noncash disclosures
Forgiveness of Series A Preferred Stock dividend, net	4,265	2,114	—
Forgiveness of Series A Preferred Stock face value	4,167	2,360	—
Transfer from loans to other real estate owned	—	247	1,332
Preferred dividends accrued but not paid	—	385	1,571
Subordinated debenture interest accrued but not paid	30	26	798

See accompanying notes to consolidated financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2016

(Dollar amounts in thousands, except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations:  Community First, Inc. is a bank holding company organized under the laws of the State of Tennessee.  The Company provides a wide range of financial services through its wholly-owned subsidiary, Community First Bank & Trust.  The Company’s second subsidiary, Community First TRUPS Holding Company (“TRUPS HC”), was newly formed in 2016 to purchase and hold securities associated with the Company’s subordinated debentures.  The sole subsidiary of Community First Bank & Trust is Community First Properties, Inc., which was originally established as a Real Estate Investment Trust (“REIT”) but which terminated its REIT election in the first quarter of 2012.   Community First Bank & Trust together with its subsidiary is referred to herein as the “Bank”.   Community First, Inc., together with the Bank, is referred to herein as the “Company.”

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

December 31, 2016

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

Loans Held for Sale in Secondary Market:  Loans held for sale in secondary market, at fair value include mortgage loans, consisting of primarily residential real estate loans, that the Bank originates or identifies as loans it expects to sell prior to maturity.  When loans are originated or identified to be sold, they are recorded as loans held for sale and reported at fair value.  Fair value adjustments, as well as realized gains and loss are recorded in current earnings.  Generally, the fair value for loans held for sale on the secondary market is determined by outstanding commitments from third party investors and adjusted for certain direct loan origination costs.  In the normal course of business, at the time of funding the loan held for sale by the Company, there is a commitment from a third party investor to purchase the loan.  All loans held for sale in the secondary market are sold with the servicing rights released and with a service release premium.  Any loan origination fees and discounts on the loans sold are recorded in earnings.  A secondary market mortgage loan’s cost basis includes unearned deferred fees and costs, and premiums and discounts.  If a loan has been reported as held for sale and is then determined that it is unlikely to be sold, the loan is reclassified to loans at the lower of cost or fair value.

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

December 31, 2016

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

December 31, 2016

(Dollar amounts in thousands, except per share data)

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

December 31, 2016

(Dollar amounts in thousands, except per share data)

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

December 31, 2016

(Dollar amounts in thousands, except per share data)

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there now are such matters that will have a material effect on the financial statements.

Restrictions on Cash:  Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.  At December 31, 2016, the Bank was in compliance with its reserve requirements.

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

NOTE 2 - SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at December 31, 2016 and 2015 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2016
Mortgage-backed - residential	$69,938	$21	$(2,060)	$67,899
State and municipals	1,309	3	(4)	1,308
Total	$71,247	$24	$(2,064)	$69,207

2015
Mortgage-backed - residential	$116,537	$176	$(619)	$116,094
State and municipals	2,705	26	(1)	2,730
Total	$119,242	$202	$(620)	$118,824

The proceeds from sales of securities and the associated gains and losses for the three most recently completed fiscal years are listed below:

	2016	2015	2014
Proceeds	$54,993	$23,000	$34,427
Gross gains	226	103	483
Gross losses	—	(93)	(262)

Tax provision related to the net realized gains was $87 for 2016, $6 for 2015 and $0 for 2014.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2016

(Dollar amounts in thousands, except per share data)

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Securities not due at a single maturity are shown separately.

	December 31, 2016
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one through five years	505	506
Due after five through ten years	804	802
Due after ten years	—	—
Mortgage-backed - residential	69,938	67,899
Total	$71,247	$69,207

Securities pledged at December 31, 2016 and 2015 had carrying amounts of $47,707 and $46,757, respectively, and were pledged to secure public deposits and repurchase agreements.

The Company did not hold securities of any one issuer, other than U.S. Government sponsored entities, with a face amount greater than 10% of shareholders’ equity as of December 31, 2016 or 2015.

The following table summarizes the investment securities with unrealized losses at December 31, 2016 and 2015 aggregated by major security type and length of time in a continuous unrealized loss position:

	Less than 12 Months		12 Months or More		Total
2016
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed - residential	$67,475	$(2,060)	$—	$—	$67,475	$(2,060)
State and municipals	1,079	(4)	—	—	1,079	(4)
Total temporarily impaired	$68,554	$(2,064)	$—	$—	$68,554	$(2,064)

	Less than 12 Months		12 Months or More		Total
2015
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Mortgage-backed - residential	$91,293	$(614)	$311	$(5)	$91,604	$(619)
State and municipals	403	(1)	—	—	403	(1)
Total temporarily impaired	$91,696	$(615)	$311	$(5)	$92,007	$(620)

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

December 31, 2016

(Dollar amounts in thousands, except per share data)

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

As of December 31, 2016, the Company’s securities portfolio consisted of 42 securities, 38 of which were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than-temporarily impaired at December 31, 2016.

NOTE 3 - LOANS

Loans outstanding by category at December 31, 2016 and 2015 were as follows:

	2016	2015
Real estate construction:
Residential construction	$18,834	$11,191
Other construction	13,056	10,178
1-4 family residential:
Revolving, open ended	11,908	15,278
First liens	106,074	83,441
Junior liens	1,909	1,781
Commercial real estate:
Farmland	6,642	7,855
Owner occupied	63,313	50,334
Non-owner occupied	58,259	53,175
Other real estate secured loans	9,427	6,369
Commercial, financial and agricultural:
Agricultural	1,132	1,053
Commercial and industrial	18,103	17,184
Consumer	6,681	6,476
Tax exempt	—	4
Other	145	150
	$315,483	$264,469

Residential mortgage loans intended to be sold to secondary market investors that were not subsequently sold totaled $0 at December 31, 2016 and 2015.  However, prior to 2015, the Bank did have some loans that met this criteria and are still retained in the Bank’s portfolio.  These loans were transferred at fair value to the Bank’s held for investment loan portfolio.  The principal balance and carrying value of the previously mentioned loans reclassified from held for sale to portfolio loans was $55 and $513 at December 31, 2016 and 2015, respectively.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2016

(Dollar amounts in thousands, except per share data)

Changes in the allowance for loan losses were as follows:

	2016	2015	2014
Balance at beginning of year	$4,275	$5,171	$8,039
(Reversal of) provision for loan losses	(632)	(2,257)	(1,014)
Loans charged off	(42)	(322)	(2,061)
Recoveries	156	1,683	207
Balance at end of year	$3,757	$4,275	$5,171

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2016

(Dollar amounts in thousands, except per share data)

The following tables present activity in allowance for loan losses and the outstanding loan balance by portfolio segment and based on impairment method as of December 31, 2016. The balances for “recorded investment” in the following tables related to credit quality do not include approximately $898 and $792 in accrued interest receivable at December 31, 2016 and 2015, respectively.  Accrued interest receivable is a component of the Company’s recorded investment in loans.

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Tax Exempt	Other Loans	Unallocated	Total
December 31, 2016
Allowance for loan losses:
Beginning Balance	$873	$1,679	$720	$12	$588	$17	$—	$—	$386	$4,275
Charge-offs	—	(5)	—	—	—	—	—	(37)	—	(42)
Recoveries	3	42	11	—	9	8	—	83	—	156
(Reversal of) provision	(15)	93	(124)	(7)	(137)	(10)	—	(46)	(386)	(632)
Total ending allowance balance	$861	$1,809	$607	$5	$460	$15	$—	$—	$—	$3,757
December 31, 2015
Allowance for loan losses:
Beginning Balance	$892	$2,332	$994	$22	$399	$22	$—	$—	$510	$5,171
Charge-offs	—	(246)	—	—	(25)	(6)	—	(45)	—	(322)
Recoveries	128	161	620	—	259	5	—	510	—	1,683
(Reversal of) provision	(147)	(568)	(894)	(10)	(45)	(4)	—	(465)	(124)	(2,257)
Total ending allowance balance	$873	$1,679	$720	$12	$588	$17	$—	$—	$386	$4,275

December 31, 2014
Allowance for loan losses:
Beginning Balance	$1,249	$3,235	$1,273	$33	$704	$24	$—	$929	$592	$8,039
Charge-offs	(103)	(341)	(25)	—	(489)	(1)	—	(1,102)	—	(2,061)
Recoveries	44	31	30	—	51	9	—	42	—	207
(Reversal of) provision	(298)	(593)	(284)	(11)	133	(10)	—	131	(82)	(1,014)
Total ending allowance balance	$892	$2,332	$994	$22	$399	$22	$—	$—	$510	$5,171
Ending allowance balance attributable to loans at December 31, 2016:
Individually evaluated for impairment	$—	$18	$55	$—	$—	$—	$—	$—	$—	$73
Collectively evaluated for Impairment	861	1,791	552	5	460	15	—	—	—	3,684
Total ending allowance balance	$861	$1,809	$607	$5	$460	$15	$—	$—	$—	$3,757
Ending allowance balance attributable to loans at December 31, 2015:
Individually evaluated for impairment	$—	$84	$134	$—	$121	$1	$—	$—	$—	$340
Collectively evaluated for Impairment	873	1,595	586	12	467	16	—	—	386	3,935
Total ending allowance balance	$873	$1,679	$720	$12	$588	$17	$—	$—	$386	$4,275

Loans at December 31, 2016:
Individually evaluated for impairment	$2	$554	$761	$—	$7	$10	$—	$—		$1,334
Collectively evaluated for impairment	31,888	119,337	127,453	9,427	19,228	6,671	—	145		314,149
Total loans balance	$31,890	$119,891	$128,214	$9,427	$19,235	$6,681	$—	$145		$315,483
Loans at December 31, 2015:
Individually evaluated for impairment	$50	$2,179	$5,488	$—	$233	$14	$—	$—		$7,964
Collectively evaluated for impairment	21,319	98,321	105,876	6,369	18,004	6,462	4	150		256,505
Total loans balance	$21,369	$100,500	$111,364	$6,369	$18,237	$6,476	$4	$150		$264,469

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2016

(Dollar amounts in thousands, except per share data)

The following table presents loans individually evaluated for impairment by class of loans as of and for the year ended December 31, 2016:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Other construction	$2	$2	$—	$11	$—	$—
1-4 family residential:
Revolving, open ended	34	34	—	38	2	2
First liens	397	397	—	398	13	21
Junior liens	20	20	—	16	1	1
Commercial real estate:
Farmland	120	120	—	115	10	10
Owner occupied	—	—	—	707	—	—
Non-owner occupied	30	30	—	31	2	2
Commercial, financial and agricultural:
Commercial and industrial	10	7	—	8	1	1
Consumer	—	—	—	1	—	—
Other loans	—	—	—	—	—	—
Total with no related allowance recorded	613	610	—	1,325	29	37
With an allowance recorded:
Real estate construction:
Other construction	—	—	—	2	—	—
1-4 family residential:
Revolving, open ended	33	33	12	33	2	2
First liens	71	70	6	984	2	3
Commercial real estate:
Owner occupied	611	611	56	2,079	32	46
Non-owner occupied	—	—	—	656	—	—
Commercial, financial and agricultural:
Commercial and industrial	—	—	(1)	134	—	—
Consumer	10	10	—	11	1	1
Total with an allocated allowance recorded	725	724	73	3,899	37	52
Total	$1,338	$1,334	$73	$5,224	$66	$89

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2016

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

December 31, 2016

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

Troubled Debt Restructurings

The Company has $62 of specific allocations in the allowance for loan losses to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2016 compared to $311 at December 31, 2015.  The Company lost $8 and $43 of interest income in 2016 and 2015, respectively, that would have been recorded in interest income if the specific loans had not been restructured.  The Bank had no commitments to lend additional funds to loans classified as troubled debt restructurings at December 31, 2016 and December 31, 2015.

During 2016, the terms of certain loans were modified as troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; or an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2016

(Dollar amounts in thousands, except per share data)

Modifications involving a reduction of the stated interest rate and extension of the maturity date of the loan were for periods ranging from six months to two years.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2016	27	$7,931
Additional loans with concessions	1	21
Reductions due to:
Reclassified as nonperforming	—	—
Paid in full	(2)	(225)
Charge-offs	(1)	(2)
Transfer to other real estate owned	—	—
Principal paydowns	—	(73)
Lapse of concession period	—	—
TDR reclassified as performing loan	(6)	(6,350)
Totals at December 31, 2016	19	$1,302

The following table presents loans by class modified as troubled debt restructurings that occurred during 2016 and 2015:

December 31, 2016	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
1-4 family residential:
First liens	1	$21	$21
Total	1	21	21

December 31, 2015	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Real estate construction:
Other construction	1	$52	$52
1-4 family residential:
Revolving, open ended	1	4	4
First liens	2	1,677	1,677
Commercial real estate:
Farmland	1	82	82
Owner occupied	1	136	136
Non-owner occupied	1	1,113	1,113
Commercial, financial, and agricultural
Commercial and industrial	2	237	237
Consumer	1	11	11
Total	10	3,312	3,312

Total troubled debt restructurings had an outstanding balance of $1,302 and had $62 in specific allocations of the allowance for loan losses at December 31, 2016.  Total troubled debt restructurings increased the allowance for loan losses by $0 in 2016 and 2015.  Troubled debt restructurings still accruing interest totaled $737 and $6,729 at December 31, 2016 and 2015, respectively.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2016

(Dollar amounts in thousands, except per share data)

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during 2016 and 2015:

December 31, 2016	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
1-4 family residential
First liens	1	$26	$26
Total	1	$26	$26

December 31, 2015	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Commercial, financial, and agricultural
Commercial and industrial	1	$224	$224
Total	1	$224	$224

A loan is considered to be in payment default once it is more than 90 days contractually past due under the modified terms.  Troubled debt restructurings that subsequently defaulted as described above increased the allowance for loan losses by $0 and resulted in charge-offs of $0 during 2016 and 2015.

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

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2016 and 2015:

	December 31, 2016		December 31, 2015
	Nonaccrual	Loans past due over 90 days still accruing	Nonaccrual	Loans past due over 90 days still accruing
Real estate construction:
Residential construction	$135	$—	$—	$—
Other construction	14	—	16	—
1-4 family residential:
Revolving, open ended	33	—	82	—
First liens	761	—	173	—
Commercial real estate:
Farmland	—	—	82	—
Owner occupied	221	—	—	—
Non-owner occupied	419	—	—	—
Commercial, financial and agricultural:
Commercial and industrial	12	—	12	—
Other loans	—	—	10	—
Total	$1,595	$—	$375	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2016

(Dollar amounts in thousands, except per share data)

The following table presents the aging of the recorded investment in past due loans, including nonaccrual loans as of December 31, 2016 and 2015 by class of loans:

December 31, 2016	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real estate construction:
Residential construction	$175	$—	$—	$175	$18,659	$18,834
Other construction	—	—	—	—	13,056	13,056
1-4 family residential:
Revolving, open ended	28	—	—	28	11,880	11,908
First liens	1,113	412	—	1,525	104,549	106,074
Junior liens	—	—	—	—	1,909	1,909
Commercial real estate:
Farmland	—	—	—	—	6,642	6,642
Owner occupied	—	177	—	177	63,136	63,313
Non-owner occupied	—	—	—	—	58,259	58,259
Other real estate secured loans	—	—	—	—	9,427	9,427
Commercial, financial and agricultural:
Agricultural	—	—	—	—	1,132	1,132
Commercial and industrial	—	—	—	—	18,103	18,103
Consumer	50	10	—	60	6,621	6,681
Tax exempt	—	—	—	—	—	—
Other loans	—	—	—	—	145	145
Total	$1,366	$599	$—	$1,965	$313,518	$315,483

December 31, 2015	30 - 59 Days Past Due	60 - 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Real estate construction:
Residential construction	$—	$—	$—	$—	$11,191	$11,191
Other construction	5	23	—	28	10,150	10,178
1-4 family residential:
Revolving, open ended	117	75	23	215	15,063	15,278
First liens	712	—	122	834	82,607	83,441
Junior liens	—	—	—	—	1,781	1,781
Commercial real estate:
Farmland	—	—	—	—	7,855	7,855
Owner occupied	221	—	—	221	50,113	50,334
Non-owner occupied	—	350	—	350	52,825	53,175
Other real estate secured loans	—	—	—	—	6,369	6,369
Commercial, financial and agricultural:
Agricultural	—	—	10	10	1,043	1,053
Commercial and industrial	—	400	—	400	16,784	17,184
Consumer	4	—	—	4	6,472	6,476
Tax exempt	—	—	—	—	4	4
Other loans	—	—	—	—	150	150
Total	$1,059	$848	$155	$2,062	$262,407	$264,469

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2016

(Dollar amounts in thousands, except per share data)

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

December 31, 2016

(Dollar amounts in thousands, except per share data)

Impaired loans are evaluated separately from other loans in the Bank’s portfolio.  Credit quality information related to impaired loans was presented above and is excluded from the tables below.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of December 31, 2016 and 2015, and based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

December 31, 2016	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction:
Residential construction	$18,524	$175	$—	$135	$—
Other construction	12,615	68	6	365	—
1-4 family residential:
Revolving, open ended	11,642	189	—	11	—
First liens	95,795	8,749	412	652	—
Junior liens	1,833	57	—	—	—
Commercial real estate:
Farmland	5,401	—	—	1,121	—
Owner occupied	60,976	1,725	—	—	—
Non-owner occupied	56,778	1,033	—	419	—
Other real estate loans	9,427	—	—	—	—
Commercial, financial and agricultural:
Agricultural	1,131	—	—	—	—
Commercial and industrial	16,396	1,309	—	390	—
Consumer	6,594	64	10	2	—
Tax exempt	—	—	—	—	—
Other loans	145	—	—	—	—
Total	$297,257	$13,369	$428	$3,095	$—

December 31, 2015	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction:
Residential construction	$11,147	$45	$—	$—	$—
Other construction	8,182	47	7	1,891	—
1-4 family residential:
Revolving, open ended	14,816	77	—	295	—
First liens	70,656	10,064	—	630	—
Junior liens	1,783	—	—	—	—
Commercial real estate:
Farmland	5,897	185	—	1,691	—
Owner occupied	43,953	2,104	—	—	—
Non-owner occupied	50,473	1,183	—	390	—
Other real estate loans	6,369	—	—	—	—
Commercial, financial and agricultural:
Agricultural	1,043	10	—	—	—
Commercial and industrial	15,452	1,099	—	400	—
Consumer	6,438	16	—	8	—
Tax exempt	4	—	—	—	—
Other loans	150	—	—	—	—
Total	$236,363	$14,830	$7	$5,305	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2016

(Dollar amounts in thousands, except per share data)

NOTE 4 - PREMISES AND EQUIPMENT

Premises and equipment at December 31, 2016 and 2015 were as follows:

	2016	2015
Land	$5,025	$5,025
Buildings and improvements	8,804	8,688
Furniture and equipment	5,013	4,812
Construction in process	—	—
	18,842	18,525
Less: Accumulated depreciation	(7,464)	(6,852)
	$11,378	$11,673

Depreciation expense for the years ended 2016, 2015, and 2014 was $612, $591 and $551, respectively.

The Bank leases certain branch properties and equipment under operating leases.  Rent expense for 2016, 2015, and 2014 was $69, $69, and $(21), respectively. Rent commitments under noncancelable operating leases including renewal options expected to be exercised are as follows:

2017	$15
2018	2
2019	—
2020	—
2021	—
Thereafter	—
$17

During 2014, the Bank purchased a parcel of land that had been previously leased for use as a branch location.  This purchase resulted in an increase in the carrying balance of land and a reduction in rent expense during 2014. The decrease in rent expense is due to the reversal of deferred rent in conjunction with the cancellation of the lease for the purchased parcel of land.

NOTE 5 – INTANGIBLE ASSETS

Acquired intangible assets resulting from the Company’s acquisition of First National in 2007 were as follows at December 31, 2016 and 2015:

	2016		2015
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible	$2,812	$(2,008)	$2,812	$(1,871)

Amortization expenses of $137 were recognized in each of 2016, 2015 and 2014.

Estimated amortization expense is $137 per year throughout the remaining estimated life of the intangible asset.

NOTE 6 – OTHER REAL ESTATE OWNED

The carrying amount of other real estate owned is comprised of foreclosed properties, loans made to facilitate the sale of other real estate owned, and a parcel of land purchased by the Bank for construction of a new branch facility that was held for disposal at December 31, 2016.  Foreclosed properties totaled $6,882 offset by a valuation allowance of $2,185 at December 31, 2016 and $10,105 offset by a valuation allowance of $2,277 at December 31, 2015.  There were no loans made to facilitate the sale of other real estate owned at December 31, 2016 and 2015.  Bank properties held for disposal were $0 at December 31, 2016 and 2015.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2016

(Dollar amounts in thousands, except per share data)

Expenses related to foreclosed assets include:

	2016	2015	2014
Net loss on sales	$77	$185	$177
Operating expenses, net of rental income	(24)	(214)	71
Other real estate owned valuation write-downs	169	900	622

Total expenses	$222	$871	$870

Activity in the valuation allowance was as follows:

	2016	2015	2014
Beginning of year	$2,277	$1,785	$1,819
Additions charged to expense	169	900	622
Direct write downs	(261)	(408)	(656)

End of year	$2,185	$2,277	$1,785

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

December 31, 2016

(Dollar amounts in thousands, except per share data)

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2016 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
Mortgage-backed - residential	$67,899	$67,899	$—
State and municipal	1,308	1,308	—
Total available for sale securities	69,207	69,207	—
Loans held for sale, in secondary market	561	561	—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2016

(Dollar amounts in thousands, except per share data)

		Fair Value Measurements at December 31, 2015 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
Mortgage-backed - residential	$116,094	$116,094	$—
State and municipal	2,730	2,629	101
Total available for sale securities	118,824	118,723	101
Loans held for sale, in secondary market	156	156	—

Loans held for sale, at fair value had a carrying amount of $547 at December 31, 2016 compared to $153 at December 31, 2015.  The carrying amount includes an adjustment to fair value resulting in additional income of $14 at December 31, 2016.

The following table summarizes the differences between the fair value and the principal balance for loans held for sale measured at fair value as of December 31, 2016:

	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale, in secondary market	$561	$547	$14

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for each of the periods ended December 31, 2016 and 2015:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
	State and County Municipal securities
	2016	2015
Balance at beginning of period	$101	$103
Securities sold	(100)	—
Change in fair value	(1)	(2)
Balance at end of period	$—	$101

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2016

(Dollar amounts in thousands, except per share data)

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

Assets and Liabilities Measured on a Non-recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	December 31, 2016
	Carrying Value	Fair Value Measurements Using Other Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
1-4 family residential	$21	$21
Commercial real estate	206	206
Total impaired loans	227	227
Other real estate owned:
Construction and development	2,839	2,839
1-4 family residential	149	149
Non-farm, non-residential	1,709	1,709
Total other real estate owned	4,697	4,697

	December 31, 2015
	Carrying Value	Fair Value Measurements Using Other Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans:
1-4 family residential	$6	$6
Commercial real estate	206	206
Commercial, financial and agricultural	112	112
Total impaired loans	324	324
Other real estate owned:
Construction and development	2,104	2,104
1-4 family residential	665	665
Non-farm, non-residential	3,551	3,551
Total other real estate owned	6,320	6,320

Impaired loans with specific allocations, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had, at December 31, 2016, a principal balance of $254 with a valuation allowance of $27 resulting in an immaterial impact on the allowance for loan losses for the year ended December 31, 2016. At December 31, 2015, impaired loans with specific allocations had a principal balance of $490, with a valuation allowance of $166 resulting in an immaterial impact on the allowance for loan losses for the year ended December 31, 2015.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2016

(Dollar amounts in thousands, except per share data)

Other real estate owned, measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $4,697, which is made up of the outstanding balance of $6,086, net of a valuation allowance of $1,389 at December 31, 2016, resulting in a write-down of $168 charged to expense in the year ended December 31, 2016.  Net carrying amount was $6,320 at December 31, 2015, which was made up of the outstanding balance of $8,188, net of a valuation allowance of $1,868, resulting in a write-down of $447 charged to expense during 2015.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments at fair value on a non-recurring basis at December 31, 2016:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (1)
Impaired Loans:
1-4 Family residential	$21	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (0.0%) (0.0%)
Commercial real estate	206	Sales comparison approach	Adjustment for differences between the comparable sales	(8.0%) – (8.0%) (8.0%)
Other real estate owned:
Construction and development	2,839	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (22.0%) (6.2%)
Non-farm, non-residential	149	Sales comparison approach	Adjustment for differences between the comparable sales	(9.0%) – (9.0%) (9.0%)
1-4 Family residential	1,709	Sales comparison approach	Adjustment for differences between the comparable sales	(0.0%) – (0.0%) (0.0%)

(1)

The range presented in the table reflects the discounts applied by the independent appraiser in arriving at their conclusion of market value.  Management applies an additional 15% discount to the appraiser’s conclusion of market value to arrive at fair value.

Carrying amount and estimated fair values of significant financial instruments at December 31, 2016 and 2015 were as follows:

	December 31, 2016
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$24,934	$24,934	$24,934	$—	$—
Time deposits in other financial institutions	24,797	24,784	—	24,784	—
Securities available for sale	69,207	69,207	—	69,207	—
Loans held for sale	561	561	—	561	—
Loans, net of allowance	311,726	299,359	—	—	299,359
Restricted equity securities	1,727	NA	NA	NA	NA
Financial liabilities
Deposits with stated maturities	198,770	199,672	—	199,672	—
Deposits without stated maturity	224,637	224,637	224,637	—	—
Subordinated debentures	13,000	13,000	—	—	13,000

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2016

(Dollar amounts in thousands, except per share data)

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

NOTE 8 - DEPOSITS

Deposits at December 31, 2016 and 2015 are summarized as follows:

	2016	2015
Noninterest-bearing demand accounts	$78,813	$71,874
Interest-bearing demand accounts	145,824	141,129
Savings accounts	34,306	31,255
Time deposits greater than $100	82,292	85,621
Other time deposits	82,172	86,835

	$423,407	$416,714

At December 31, 2016, scheduled maturities of time deposits are as follows:

2017	$127,861
2018	21,056
2019	6,228
2020	6,587
2021	2,732
Thereafter	—
$164,464

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2016

(Dollar amounts in thousands, except per share data)

Included in other time deposits above are brokered time deposits of $1,392 with a weighted rate of 0.90% at December 31, 2016.  No brokered time deposits were held at December 31, 2015.  These deposits represent funds which the Bank obtained, directly, or indirectly, through a deposit broker. A deposit broker places deposits from third parties with insured depository institutions or places deposits with an institution for the purpose of selling an interest in those deposits to third parties. As of December 31, 2016, the Bank’s entire portfolio of brokered deposits is scheduled to mature in 2018.

In addition, the Bank has $3,720 in national market time deposits which are purchased by customers through a third-party internet site at December 31, 2016 compared to $5,855 at December 31, 2015.  All of these national market time deposits mature in 2017 and 2018.

NOTE 9 - FEDERAL HOME LOAN BANK ADVANCES

The Bank has established a line of credit with the FHLB, which is secured by a blanket pledge of the Bank’s 1-4 family residential mortgage loans, commercial real estate loans and open end home equity loans as collateral.  The extent of the line is dependent, in part, on available collateral.  The arrangement is structured so that the carrying value of the loans pledged amounts to 125% on residential 1-4 family loans, 120% on commercial real estate, and 155% of open end home equity loans of the principal balance of the advances from the FHLB.

To participate in this program, the Bank is required to be a member of the FHLB and own stock in the FHLB.  The Bank held $1,727 of such stock at December 31, 2016 and 2015, to satisfy this requirement.  Qualifying loans totaling $239,057 were pledged as security under a blanket pledge agreement with the FHLB at December 31, 2016.  At December 31, 2016, the Bank was eligible to borrow $129,010 from the FHLB.

The Bank has a cash management line of credit with the FHLB totaling $10,000 that will mature in September 2017.  At December 31, 2016 and 2015 $0 was drawn on the line.  The interest rate on the line varies daily based on the federal funds rate.   The rate for the line of credit was 0.74% at December 31, 2016.

NOTE 10 - SUBORDINATED DEBENTURES

In 2002, the Company issued $3,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a private offering of trust preferred securities.  The securities mature on December 31, 2032; however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB.  The interest rate on the subordinated debentures as of December 31, 2016 was 4.25%.  The subordinated debentures bear interest at a floating rate equal to the New York Prime rate plus 50 basis points.  The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods.  These debentures are presented in liabilities on the balance sheet but count as Tier 1 capital for regulatory capital purposes.  Debt issuance costs of $74 have been capitalized and are being amortized over the term of the securities.  Certain of the Company’s principal officers, directors, and their affiliates owned $700 of the $3,000 subordinated debentures at year-end 2016 and 2015.  The proceeds from this offering were utilized to increase the Bank’s capital.

In 2005, the Company issued $5,000 of floating rate mandatory redeemable subordinated debentures through a special purpose entity as part of a pool offering of trust preferred securities.  These securities mature on September 15, 2035, however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB.  The interest rate on the subordinated debentures as of December 31, 2016 was 2.463%.  The subordinated debentures bear interest at a floating rate equal to the 3-month LIBOR plus 1.50%.  The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods.    These debentures are presented in liabilities on the balance sheet but count as Tier 1 capital for regulatory purposes.  There was no debt issuance cost in obtaining the subordinated debentures.  The proceeds from the pooled offering were used to increase the Bank’s capital.

In 2007, the Company issued $15,000 of redeemable subordinated debentures through a special purpose entity as part of a pooled offering of trust preferred securities.  These subordinated debentures mature in 2037; however, the Company can currently repay the securities at any time without penalty, subject to approval from the FRB. The interest rate on the subordinated debentures was 7.96% until December 15, 2012, and thereafter the subordinated debentures bear interest at a floating rate equal to the 3-month LIBOR plus 3.0%.  At December 31, 2016, the interest rate was 3.963%.  The Company has the right from time to time, without causing an event of default, to defer payments of interest on the debentures for up to 20 consecutive quarterly periods. These debentures are presented

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2016

(Dollar amounts in thousands, except per share data)

in liabilities on the balance sheet but $6,170 of the debentures count as Tier 1 capital and the remaining $8,830 is considered as Tier 2 capital for regulatory purposes.  There was no debt issuance cost in obtaining the subordinated debentures.  On December 20, 2016, a wholly owned subsidiary of the Company acquired $10,000 in face amount of trust preferred capital securities issued by Community First Statutory Trust III for a purchase price of approximately $7,500.  These capital securities were purchased from an unaffiliated investor and remain outstanding; however, the securities and the underlying subordinated debentures are eliminated in the Company’s consolidated financial statements, resulting in a gain of $2,500 included in the Consolidated Statements of Operations and Comprehensive Income as gain on acquisition of subordinated debentures.

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

Distributions on the subordinated debentures are payable quarterly.  As of December 31, 2016, the Company was current in the payment of all interest payments due on its subordinated debentures.

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

NOTE 11 – OTHER BENEFIT PLANS

401(k) Plan: A 401(k) benefit plan allows employee contributions up to 15% of their compensation, of which the Company has matched 100% of the first 3% and 50% of the next 2% the employee contributes to their 401(k) annually for all  periods presented.  Expense for 2016, 2015 and 2014 was $158, $147 and $146, respectively.

Deferred Compensation and Supplemental Retirement Plans:  Deferred compensation and SERP expense allocates the benefits over years of service.  The Bank approved the SERP in 2006.  The SERP will provide certain current and former officers of the Company or the Bank with benefits upon retirement, death, or disability in certain prescribed circumstances.  SERP expense was $118 in 2016, $39 in 2015 and $195 in 2014, resulting in a deferred compensation liability of $1,345, $1,293 and $1,293 at December 31, 2016, 2015 and 2014, respectively.

NOTE 12 – PREFERRED STOCK RESTRUCTURE AND CONVERSION

Activity through December 31, 2015:

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

December 31, 2016

(Dollar amounts in thousands, except per share data)

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

On December 23, 2015, the Company entered into redemption agreements (the “Series A Redemption Agreements” and together with the Series B Redemption Agreements, the “Redemption Agreements”) with the holders of 5,901 of the 17,806 outstanding shares of Series A Preferred Stock pursuant to which the Company agreed to redeem these 5,901 outstanding shares of Series A Preferred Stock (the “Series A Redemption” and together with the Series B Redemption the “Redemptions”) for a per share redemption price (the “Series A Redemption Price”) equal to $600. The Company redeemed the 5,901 shares of Series A Preferred Stock on December 31, 2015. Following the Series A Redemption, 11,905 shares of Series A Preferred Stock, the holders of which consented to the Redemptions, remained outstanding.

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

Activity during 2016:

On February 25, 2016 holders of the Company’s Series A Preferred Stock and the Company’s common stock, no par value per share (the “Common Stock”), approved amendments to the Company’s charter (the “Charter Amendments”) to modify the terms of the

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2016

(Dollar amounts in thousands, except per share data)

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

On September 27, 2016, the Company completed the issuance of 40,528 shares of its Common Stock in a rights offering resulting in aggregate gross proceeds to the Company of approximately $193.  The Company intends to use the net proceeds from the offering for general corporate purposes.

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

Prompt corrective action regulations classify banks into one of five capital categories depending on how well they meet their minimum capital requirements.  Although these terms are not used to represent the overall financial condition of a bank, the classifications are:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  If adequately capitalized or worse, or subject to a written agreement, consent order, or cease and desist order requiring higher minimum capital levels, regulatory approval was required for the Bank to accept, renew or rollover brokered deposits.  If a bank is classified as undercapitalized or worse, its capital distributions are restricted, as is asset growth and expansion, and capital restoration plans are required.  At December 31, 2016, the Bank’s and the Company’s capital ratios were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action.  Because the Company’s total assets were less than $1,000,000 at December 31, 2016, the Company is not required to maintain certain consolidated capital levels.

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

December 31, 2016

(Dollar amounts in thousands, except per share data)

Bank holding companies and banks are subject to various regulatory capital requirements administered by State and Federal banking agencies.  The Company’s and the Bank’s capital amounts and ratios at December 31, 2015 and 2014, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions(1)
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$45,424	13.79%	$26,359	8.00%	$32,948	10.00%
Consolidated	48,266	14.52%	26,593	8.00%	33,241	10.00%

Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$41,667	12.65%	$14,827	4.50%	$21,416	6.50%
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A

Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$41,667	12.65%	$19,769	6.00%	$26,359	8.00%
Consolidated	27,680	8.33%	13,296	4.00%	19,945	6.00%

Tier 1 Capital to average assets
Community First Bank & Trust	$41,667	8.91%	$18,704	4.00%	$23,380	5.00%
Consolidated	27,680	5.90%	18,779	4.00%	N/A	N/A

December 31, 2015
Total Capital to risk weighted assets
Community First Bank & Trust	$44,057	14.35%	$24,559	8.00%	$30,699	10.00%
Consolidated	36,896	11.91%	24,779	8.00%	30,974	10.00%

Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$40,159	12.89%	$14,015	4.50%	$20,245	6.50%
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A

Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$40,159	13.08%	$18,687	6.00%	$24,916	8.00%
Consolidated	21,963	7.09%	12,389	4.00%	18,584	6.00%

Tier 1 Capital to average assets
Community First Bank & Trust	$40,159	8.79%	$18,274	4.00%	$22,843	5.00%
Consolidated	21,963	4.82%	18,242	4.00%	N/A	N/A

(1)	Because the Company’s total assets were less than $1,000,000 at December 31, 2016, the Company was not, at that date, subject to capital level requirements at that level.

The Bank’s capital ratios at December 31, 2016 were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action.

Because the Company’s total assets were less than $1,000,000 at December 31, 2016, the Company is not required to meet certain consolidated capital level requirements.  Had the Company’s assets exceeded $1,000,000 at that date, the Company’s capital levels at December 31, 2016 would have been considered “well capitalized”.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2016

(Dollar amounts in thousands, except per share data)

In July 2013, the Federal banking regulators, in response to the statutory requirements of The Dodd-Frank Wall Street Reform and Consumer Protection Act, adopted new regulations implementing the Basel Capital Adequacy Accord (“Basel III”) and the related minimum capital ratios.  The new capital requirements which became effective January 1, 2015 and apply to banks and bank holding companies with in excess of $1,000,000 in assets,  include a new “Common Equity Tier 1 Ratio”, which has stricter rules as to what qualifies as Common Equity Tier 1 Capital.  A summary of the changes to the regulatory capital ratios are as follows:

	Guideline in Effect
	At December 31, 2014		Basel III Requirements
	Adequately	Well	Adequately	Well
	Capitalized	Capitalized	Capitalized	Capitalized
Common Equity Tier 1 Ratio (Common Equity to Risk Weighted Assets)	Not Applicable	Not Applicable	4.5%	6.5%

Tier 1 Capital to Risk Weighted Assets	4%	6%	6%	8%
Total Capital to Risk Weighted Assets	8%	10%	8%	10%

Tier 1 Leverage Ratio	4%	5%	4%	5%

The guidelines under Basel III also establish a 2.5% capital conservation buffer requirement that is phased in over four years beginning January 1, 2016.  The buffer is related to risk weighted assets.  The Basel III minimum requirements for capital adequacy after giving effect to the buffer as of January 1st for each indicated year are as follows:

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

NOTE 14 – STOCK BASED COMPENSATION

Prior to the Company’s bank holding company reorganization, the Bank had in place the Community First Bank & Trust Stock Option Plan for organizers of the Bank and certain members of management and employees.  In connection with the bank holding company reorganization, this plan was amended and replaced in its entirety by the Community First, Inc. Stock Option Plan in October 2002.  There were 342,000 shares authorized by the Stock Option Plan in 2002. Additionally, the Community First, Inc. 2005 Stock Incentive Plan was approved at the stockholders meeting on April 26, 2005, authorizing shares of 450,000 and the Community First, Inc. 2016 Equity Incentive Plan was approved at the shareholders meeting held on May 17, 2016, authorizing 200,000 shares.  The 2002 and 2005 plans have expired and no new awards may be granted under these plans.  The 2016 plan allows for the grant of options and other equity securities to key employees and directors.  The exercise price for stock options is the market price at the date of grant.  All options expire within ten years from the date of grant.  The Company has 440,559 authorized shares available for grant as of December 31, 2016.  The Company recognized no compensation expense resulting from stock options and no compensation expense resulting from restricted stock awards in 2016, 2015, and 2014.  There was no income tax benefit from non-qualified stock options in 2016, 2015, or 2014.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2016

(Dollar amounts in thousands, except per share data)

Pursuant to the 2016 plan, the board of directors granted 39,999 shares of restricted stock to members of the Company’s management team in 2016.  No stock options were granted under the 2016 plan.

The fair value of each option is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below.  Expected volatilities are based on historical volatilities of the Company’s common stock.  The expected term of options granted is based on historical data and represents the period of time that options granted are expected to be outstanding, which takes into account that the options are not transferable.  The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant.  The Company granted no new options in 2016, 2015, or 2014.

A summary of option activity under the Company’s stock incentive plans for 2016 is presented in the following table:

	Shares	Weighted Average Exercise Price/Share	Weighted Average Remaining Contractual Term in Years	Aggregate Intrinsic Value
Options outstanding January 1, 2016	40,400	$26.66
Granted	—	—
Options exercised	—	—
Forfeited or expired	13,850	29.60
Options outstanding December 31, 2016	26,550	$25.13	1.34	$	n/a

Vested or expected to vest	26,550	$25.13	1.34	$	n/a

Exercisable at December 31, 2016	26,550	$25.13	1.34	$	n/a

As of December 31, 2016 there was no unrecognized compensation cost related to nonvested stock options granted under the Company’s stock incentive plans.

The Company has also issued shares of restricted stock under the stock incentive plans.  Restricted stock is issued to certain officers on a discretionary basis.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date.  The fair value of the stock was determined using the market price on the day of issuance.

Restricted stock typically vests over a 2-3 year period.  Vesting occurs ratably on the anniversary day of the issuance. At December 31, 2016, there was $190 in unrecognized compensation cost and 39,999 unvested shares of restricted stock.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2016

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

	2016	2015	2014
Basic
Net income	$3,992	$17,407	$2,407
Less: Earnings allocated to preferred stock	4,168	(385)	(1,571)
Less: Accretion of preferred stock discount	—	—	(33)
Less: Earnings allocated to participating securities	(79)	—	—
Net earnings allocated to common stock	8,081	17,022	803

Weighted common shares outstanding including participating securities	4,137,656	3,275,361	3,274,867
Less: Participating securities	(39,999)	—	—
Weighted average shares	4,097,657	3,275,361	3,274,867

Basic earnings per share	$1.97	$5.20	$0.25

	2016	2015	2014
Net earnings allocated to common stock	$8,081	$17,022	$803

Weighted average shares	4,097,657	3,275,361	3,274,867
Add: Diluted effects of assumed exercises of stock options	—	—	—
Average shares and dilutive potential common shares	4,097,657	3,275,361	3,274,867

Dilutive earnings per share	$1.97	$5.20	$0.25

At years ended 2016, 2015, and 2014 there were 26,550, 40,400, and 48,100 antidilutive stock options outstanding, respectively.  As of December 31, 2016, 2015 and 2014, there were no vested options with an exercise price lower than the market value of the Company’s common stock.  As a result, all outstanding options were antidilutive for the fiscal years ended December 31, 2016, 2015 and 2014.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2016

(Dollar amounts in thousands, except per share data)

NOTE 16 – INCOME TAXES

The components of income tax expense (benefit) are summarized as follows:

	2016	2015	2014
Current
Federal	$137	$60	$—
State	—	—	—
Total current taxes	137	60	—

Deferred
Federal	1,813	1,361	632
State	397	317	136
Total deferred taxes	2,210	1,678	768

Change in valuation allowance	—	(14,433)	(768)

Income tax expense (benefit)	$2,347	$(12,695)	$—

A reconciliation of actual income tax expense (benefit) in the financial statements to the expected tax benefit (computed by applying the statutory Federal income tax rate of 34% to income (loss) before income taxes) is as follows:

	2016	2015	2014
Federal statutory rate times financial statement income (loss) before income taxes	$2,155	$1,602	$820
Effect of:
Bank owned life insurance	(87)	(91)	(89)
Tax-exempt income	(7)	(16)	(26)
State income taxes, net of federal income effect	262	209	90
Expenses not deductible for U.S. income taxes	8	6	6
Compensation expense related to incentive stock options	—	—	—
General business tax credit	—	—	(30)
Change in valuation allowance	—	(14,433)	(768)
Other expense (benefit), net	16	28	(3)

Income tax (benefit) expense	$2,347	$(12,695)	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2016

(Dollar amounts in thousands, except per share data)

The major components of the temporary differences that give rise to deferred tax assets and liabilities at December 31, 2016 and 2015 were as follows:

	2016	2015
Deferred tax assets:
Allowance for loan losses	$1,438	$1,637
Net operating loss carryforward	8,126	10,313
Deferred compensation	584	495
Tax credit carryforwards	944	823
Unrealized (loss)/gain on securities	(781)	160
Other	648	801
	10,959	14,229
Deferred tax liabilities:
Prepaids	$(89)	$(85)
Depreciation	(630)	(700)
Restricted equity securities dividends	(79)	(79)
Core deposit intangible	(307)	(360)
Unrealized gain on securities	—	—
	(1,105)	(1,224)

Balance at end of year	$9,854	$13,005

Due to economic conditions and losses recognized between 2008 and 2015, the Company established a valuation allowance against materially all of its deferred tax assets.  Due to improvements in the Company’s performance and overall condition, management determined during the fourth quarter of 2015 that it is more likely than not that the Company’s deferred tax asset can be realized through current and future taxable income. The Company has approximately $45,950 in net operating losses for state tax purposes that begin to expire in 2023 and $18,101 for federal tax purposes that begin to expire in 2031 to be utilized by future earnings.

During 2016 and per ASC 740-20-45-7, the Company’s income tax expense related to changes in the unrealized gains and losses on investment securities available-for-sale totaled $621.  The expense was recorded through accumulated other comprehensive income and increased our deferred tax assets.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2016

(Dollar amounts in thousands, except per share data)

The contractual amount of financial instruments with off-balance sheet risk was as follows at year-end 2016 and 2015:

	2016		2015
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Unused lines of credit	$7,101	$23,830	$12,357	$18,205
Letters of credit	485	1,002	424	1,434
Commitments to make loans	5,352	—	2,894	—

These commitments are generally made for periods of one year or less.  The fixed rate unused lines of credit have interest rates ranging from 3.25% to 8.50% and maturities ranging from 1 month to 30.8 years.

NOTE 18 - RELATED PARTY TRANSACTIONS

Loans to principal officers, directors, and their affiliates in 2016 were as follows:

Beginning balance	$3,253
New loans	1,234
Repayments	(1,255)
Ending balance	$3,232

Deposits from principal officers, directors, and their affiliates at year-end 2016 and 2015 were $6,388 and $8,085, respectively. Principal officers, directors, and their affiliates owned $700 of the $3,000 subordinated debentures due December 31, 2032 at year-end 2016 and 2015.  At December 31, 2016, the approved available unused lines of credit on related party loans were $1,163.

NOTE 19 - PARENT COMPANY ONLY CONDENSED FINANCIAL INFORMATION

Condensed financial information of the Company follows:

CONDENSED BALANCE SHEET

December  31

	2016	2015
Assets
Cash and cash equivalents	$222	$849
Investment in banking subsidiary	53,962	46,755
Other assets	4,002	3,180

Total assets	$58,186	$50,784

Liabilities and shareholders’ equity
Subordinated debentures	$23,000	$23,000
Other borrowed money	4,000	—
Accrued interest payable	35	26
Preferred stock dividends accrued but unpaid	—	4,265
Other liabilities	907	528
Total liabilities	27,942	27,819
Shareholders’ equity	30,244	22,965

Total liabilities and shareholders’ equity	$58,186	$50,784

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2016

(Dollar amounts in thousands, except per share data)

CONDENSED STATEMENTS OF OPERATIONS

Years Ended December 31

	2016	2015	2014
Interest income	$—	$6	$6
Dividends from subsidiary	4,200	9,514	—
Total income	4,200	9,520	6

Interest expense	797	786	798
Other expenses	671	393	334
Total expenses	1,468	1,179	1,132

Income (loss) before income tax and undistributed subsidiary income	2,732	8,341	(1,126)
Income tax benefit	562	2,095	586
Equity in undistributed income of subsidiary	698	6,971	2,947

Net income	$3,992	$17,407	$2,407

Preferred stock dividends	4,168	(385)	(1,571)
Accretion of preferred stock discount	—	—	(33)
Net income allocated to common shareholders	$8,160	$17,022	$803

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2016

(Dollar amounts in thousands, except per share data)

CONDENSED STATEMENTS OF CASH FLOWS

Years Ended December 31

	2016	2015	2014
Cash flows from operating activities
Net income	$3,992	$17,407	$2,407
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed income of subsidiary	(3,502)	(16,485)	(2,947)
Dividends from subsidiary	4,200	9,514	—
Interest paid on subordinated debentures	(1,010)	(5,444)	—
Reinstatement of deferred tax assets	—	(2,095)	—
Gain on repurchase of subordinated debenture, net of tax	(2,500)	—	—
Change in other, net	1,759	348	861
Net cash from operating activities	2,939	3,245	321

Cash flows from investing activities
Net change in time deposits in other financial institutions	—	—	—
Net cash from investing activities	—	—	—

Cash flows from financing activities
Proceeds from other borrowed money	4,000	—	—
Proceeds from issuance of common stock	11	21	1
Proceeds from issuance of common stock through stock offering, net of issuance costs	30	—	—
Redemption of Series A Preferred Stock	—	(3,541)	—
Redemption of Series B Preferred Stock	—	(890)	—
Cash paid for Preferred Stock dividends	(97)	(484)	—
Cash paid to capitalize new subsidiary	(7,510)
REIT preferred dividend	—	(6)	—
REIT preferred dissolution	—	(125)	—
Net cash (used in) from financing activities	(3,566)	(5,025)	1

Net change in cash and cash equivalents	(627)	(1,780)	322

Beginning cash and cash equivalents	849	2,629	2,307

Ending cash and cash equivalents	$222	$849	$2,629

Supplemental disclosures:
Dividends declared not paid	—	385	1,571
Forgiveness of Series A Preferred Stock dividend, net	4,265	2,114	—
Forgiveness of Series A Preferred Stock face value	4,167	2,360	—
Preferred dividends accrued but not paid	—	385	1,571
Subordinated debenture interest accrued but not paid	30	26	798

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

December 31, 2016

(Dollar amounts in thousands, except per share data)

NOTE 20 – QUARTERLY FINANCIAL DATA (UNAUDITED)

				Earnings Per Share
	Interest Income	Net Interest Income	Net Income	Basic	Diluted
2016
First quarter	$4,232	$3,547	$750	$1.52	$1.52
Second quarter	4,364	3,683	678	0.21	0.21
Third quarter	4,384	3,676	634	0.11	0.11
Fourth quarter	4,392	3,700	1,930	0.39	0.39

2015
First quarter	$3,985	$3,292	$938	$0.16	$0.16
Second quarter	4,042	3,339	1,503	0.33	0.33
Third quarter	4,901	4,035	1,778	0.21	0.21
Fourth quarter	4,248	3,713	13,188	4.50	4.50