Form 10-Q
period 2017-03-31
COMMUNITY FIRST INC
filed 2017-05-05
CIK 1179500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  March 31, 2017

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth comapny.  See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  Common stock outstanding (no par value): 5,025,199 shares of common stock, no par value per share, as of May 5, 2017.

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMUNITY FIRST, INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands, except share and per share data)

	March 31, 2017	December 31, 2016
ASSETS
Cash and due from financial institutions	$30,872	$24,934
Time deposits in other financial institutions	23,558	24,797
Securities available for sale, at fair value	74,174	69,207
Loans held for sale, at fair value	625	561
Loans	310,815	315,483
Allowance for loan losses	(3,776)	(3,757)
Net loans	307,039	311,726
Restricted equity securities, at cost	1,727	1,727
Premises and equipment, net	11,251	11,378
Accrued interest receivable	1,034	1,122
Core deposit and customer relationship intangibles, net	768	804
Other real estate owned, net	3,062	4,697
Bank owned life insurance	10,454	10,389
Other assets	13,038	13,169
Total Assets	$477,602	$474,511

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$81,073	$78,813
Interest-bearing	344,699	344,594
Total Deposits	425,772	423,407
Subordinated debentures	13,000	13,000
Other borrowed money	3,924	4,000
Accrued interest payable	347	451
Other liabilities	3,342	3,409
Total Liabilities	446,385	444,267

Shareholders’ Equity
Common stock, no par value; 10,000,000 shares authorized; 5,024,514 shares issued and outstanding at March 31, 2017 and 4,998,788 shares issued and outstanding at December 31, 2016.	43,119	42,997
Accumulated deficit	(9,405)	(9,906)
Accumulated other comprehensive loss, net	(2,497)	(2,847)
Total Shareholders' Equity	31,217	30,244
Total Liabilities and Shareholders’ Equity	$477,602	$474,511

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Interest income
Loans, including fees	$3,851	$3,499
Taxable securities	429	624
Tax-exempt securities	2	9
Federal funds sold and other	143	100
Total interest income	4,425	4,232

Interest expense
Deposits	505	499
Subordinated debentures and other	152	186
Total interest expense	657	685

Net interest income	3,768	3,547
Provision (reversal of) for loan losses	20	(578)
Net interest income after provision for loan losses	3,748	4,125

Noninterest income
Service charges on deposit accounts	437	453
Gain on sale of loans	50	35
Gain on sale of securities available for sale	0	37
Other noninterest income	110	139
Total noninterest income	597	664

Noninterest expense
Salaries and employee benefits	1,816	1,906
Regulatory and compliance	58	96
Occupancy	254	255
Furniture and equipment	96	90
Data processing fees	283	313
Advertising and public relations	53	48
Operational expense	127	119
Other real estate owned expense	259	2
Other noninterest expense	635	729
Total noninterest expenses	3,581	3,558

Income before income tax expense	764	1,231

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Income tax expense	263	481

Net Income	501	750
Preferred stock dividends reversed, net	—	4,265
Net income available to common shareholders	$501	$5,015

Income per share available to common shareholders
Basic	$0.10	$1.52
Diluted	$0.10	1.52

Weighted average common shares outstanding
Basic	5,019,982	3,292,553
Diluted	5,019,982	3,292,553

Comprehensive Income
Net income	$501	$750
Reclassification adjustment for realized gains included in net income, net of income taxes of $0 and $14 for the three months ended March 31, 2017 and March 31, 2016, respectively	—	(23)
Unrealized gains on securities, net of income taxes of $216 and $311 for the three months ended March 31, 2017 and March 31, 2016, respectively	350	526
Comprehensive income	$851	$1,253

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

THREE MONTHS ENDED MARCH 31, 2017

(UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Common Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Equity
Balance at January 1, 2017	4,998,788	$42,997	$(9,906)	$(2,847)	$30,244
Sale of shares of common stock through employee stock purchase plan	619	3	—	—	3
Shares of common stock issued in connection with employee stock grant	25,107	119	—	—	119
Net income	—	—	501	—	501
Reclassification adjustment for realized gains included in net income, net of income taxes of $0	—	—	—	—	—
Change in unrealized loss on securities available for sale, net of income taxes of $216	—	—	—	350	350
Balance at March 31, 2017	5,024,514	$43,119	$(9,405)	$(2,497)	$31,217

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities
Net income	$501	$750
Adjustments to reconcile net income to net cash from operating activities
Depreciation	159	157
Amortization on securities, net	138	219
Core deposit intangible amortization	36	36
Provision for/(reversal of provision for) loan losses	20	(578)
Funding of mortgage loans held for sale	(2,275)	(881)
Proceeds from sales of loans held for sale	2,254	1,069
Gains on sales of loans held for sale	(50)	(35)
Decrease in accrued interest receivable	88	27
Decrease in accrued interest payable	(104)	(152)
Increase in surrender value of bank owned life insurance	(65)	(64)
Gain on sale of securities	—	(37)
Net loss on other real estate owned	284	27
Other, net	(27)	267
Net cash provided from operating activities	959	805
Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(4,728)	—
Other	(2,145)	—
Sales:
Mortgage-backed securities	—	14,714
Maturities, prepayments, and calls:
Mortgage-backed securities	2,335	3,710
Other	—	405
Net decrease/(increase) in loans	4,579	(21,342)
Proceeds from sales of other real estate owned	1,439	2,117
Decrease in time deposits in other financial institutions	1,239	128
Purchase of premises and equipment	(32)	(23)
Net cash provided from/(used in) investing activities	2,687	(291)

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2017 AND 2016

(UNAUDITED, CONTINUED)

(Dollar amounts in thousands, except share and per share data)

	Three Months Ended March 31,
	2017	2016
Cash flows from financing activities
Net increase/(decrease) in deposits	2,365	(4,514)
Proceeds from issuance of common stock	3	81
Cash paid in repayment of other borrowed money	(76)	—
Net cash provided from/(used in) financing activities	2,292	(4,433)
Net increase/(decrease) in cash and cash equivalents	5,938	(3,919)
Cash and cash equivalents at beginning of period	24,934	19,387
Cash and cash equivalents at end of period	$30,872	$15,468

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$761	$837
Income taxes paid	—	—
Loans transferred to other real estate owned	88	—

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

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

The unaudited consolidated financial statements as of March 31, 2017 and for the three-month periods ended March 31, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the information.  They do not include all the information and footnotes required by GAAP for complete financial statements.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the 2016 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 3, 2017 (File No. 000-49966) (the “2016 Form 10-K”).

Critical Accounting Policies:

The consolidated financial statements in this report are prepared in conformity with GAAP and with general practices in the banking industry. As such, we are required to make certain estimates, judgments, and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. A summary of our significant accounting policies is described in our 2016 Form 10-K. The significant accounting policies and estimates which we believe are the most critical to aid in fully understanding and evaluating our reported financial results include the following:

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

March 31, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

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

March 31, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (Continued)

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  ASU 2016-09 is intended to reduce complexity in accounting standards by simplifying several aspects of the accounting for share-based payment transactions, including (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes. The amendments of ASU 2016-09 are effective for interim and annual periods beginning after December 15, 2016.  Adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements for the quarterly period ended March 31, 2017.

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

NOTE 2 - SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at March 31, 2017 and December 31, 2016 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), net of applicable income taxes:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2017
Mortgage-backed - residential	$72,197	$20	$(1,500)	$70,717
State and municipal	1,309	5	—	1,314
Other debt securities	2,142	1	—	2,143
Total	$75,648	$26	$(1,500)	$74,174
December 31, 2016
Mortgage-backed - residential	$69,938	$21	$(2,060)	$67,899
State and municipal	1,309	3	(4)	1,308
Total	$71,247	$24	$(2,064)	$69,207

The proceeds from sales of securities and the associated gains and losses are listed below:

	Three Months Ended March 31,
	2017	2016
Proceeds	$—	$14,714
Gross gains	—	47
Gross losses	—	(10)

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

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

	March 31, 2017
	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one through five years	504	507
Due after five through ten years	2,947	2,950
Mortgage backed - residential	72,197	70,717
Total	$75,648	$74,174

At March 31, 2017 and December 31, 2016, respectively, securities totaling $48,560 and $47,707 were pledged to secure public deposits.

The Company did not hold securities of any one issuer with a face amount greater than 10% of shareholders’ equity as of March 31, 2017 or December 31, 2016.

The following table summarizes securities with unrealized losses at March 31, 2017 and December 31, 2016 aggregated by major security type and length of time in a continuous unrealized loss position:

March 31, 2017	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Mortgage-backed - residential	$69,737	$(1,500)	$—	$—	$69,737	$(1,500)
Total temporarily impaired	$69,737	$(1,500)	$—	$—	$69,737	$(1,500)

December 31, 2016	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Mortgage-backed - residential	$67,475	$(2,060)	$—	$—	$67,475	$(2,060)
State and municipals	1,079	(4)	—	—	1,079	(4)
Total temporarily impaired	$68,554	$(2,064)	$—	$—	$68,554	$(2,064)

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

March 31, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

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

As of March 31, 2017, the Company’s securities portfolio consisted of 45 securities, 36 of which were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company did not have at March 31, 2017 the intent to sell these securities and at that date it was likely that it would not be required to sell the securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at March 31, 2017.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 3 - LOANS

Loans outstanding by category at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017	December 31, 2016
Real estate construction:
Residential construction	$16,959	$18,834
Other construction	16,318	13,056
1-4 family residential:
Revolving, open ended	11,105	11,908
First liens	102,536	106,074
Junior liens	1,932	1,909
Commercial real estate:
Farmland	6,874	6,642
Owner occupied	65,502	63,313
Non-owner occupied	55,818	58,259
Other real estate secured loans	8,136	9,427
Commercial, financial and agricultural:
Agricultural	1,391	1,132
Commercial and industrial	17,560	18,103
Consumer	6,623	6,681
Tax exempt	—	—
Other	61	145
	$310,815	$315,483

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following tables present activity in the allowance for loan losses for the three month periods ended March 31, 2017 and March 31, 2016 and the outstanding loan balance by portfolio segment as of March 31, 2017 and December 31, 2016 and are based on impairment methods as of March 31, 2017, March 31, 2016 and December 31, 2016. The balances for “recorded investment” in the following tables related to credit quality do not include approximately $780, $814 and $898 in accrued interest receivable at March 31, 2017, March 31, 2016 and December 31, 2016, respectively. Accrued interest receivable is a component of the Company’s recorded investment in loans.

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Other Loans	Unallocated	Total
Three months ended March 31, 2017
Activity in the allowance for loan losses:
Beginning balance	$861	$1,809	$607	$5	$460	$15	$—	$—	$3,757
Charge-offs	—	(10)	—	—	(3)	—	(7)	—	(20)
Recoveries	—	5	3	—	1	6	4	—	19
(Reversal of provision)/provision	(11)	43	47	7	(63)	(6)	3	—	20
Total ending allowance balance	$850	$1,847	$657	$12	$395	$15	$—	$—	$3,776
Three months ended March 31, 2016
Activity in the allowance for loan losses:
Beginning balance	$873	$1,679	$720	$12	$588	$17	$—	$386	$4,275
Charge-offs	—	(5)	—	—	—	—	(3)	—	(8)
Recoveries	—	9	2	—	1	1	4	—	17
(Reversal of provision)	(293)	(129)	(53)	(12)	(11)	(3)	(1)	(76)	(578)
Total ending allowance balance	$580	$1,554	$669	$—	$578	$15	$—	$310	$3,706

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Other Loans	Unallocated	Total
Ending allowance balance attributable to loans at March 31, 2017:
Individually evaluated for impairment	$—	$20	$59	$—	$—	$—	$—	$—	$79
Collectively evaluated for Impairment	850	1,827	598	12	395	15	—	—	3,697
Total ending allowance balance	$850	$1,847	$657	$12	$395	$15	$—	$—	$3,776
Ending allowance balance attributable to loans at December 31, 2016:
Individually evaluated for impairment	$—	$18	$55	$—	$—	$—	$—	$—	$73
Collectively evaluated for Impairment	861	1,791	552	5	460	15	—	—	3,684
Total ending allowance balance	$861	$1,809	$607	$5	$460	$15	$—	$—	$3,757
Loans at March 31, 2017:
Individually evaluated for impairment	$2	$554	$758	$—	$1,186	$9	$—		$2,509
Collectively evaluated for impairment	33,275	115,019	127,436	8,136	17,765	6,614	61		308,306
Total loans balance	$33,277	$115,573	$128,194	$8,136	$18,951	$6,623	$61		$310,815
Loans at December 31, 2016:
Individually evaluated for impairment	$2	$554	$761	$—	$7	$10	$—		$1,334
Collectively evaluated for impairment	31,888	119,337	127,453	9,427	19,228	6,671	145		314,149
Total loans balance	$31,890	$119,891	$128,214	$9,427	$19,235	$6,681	$145		$315,483

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2017:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Other construction	$2	$2	$—	$2	$—	$—
1-4 family residential:
Revolving, open ended	33	33	—	34	1	1
First liens	398	398	—	398	2	2
Junior liens	20	20	—	20	—	—
Commercial real estate:
Farmland	118	117	—	119	2	2
Non-owner occupied	29	29	—	30	1	1
Commercial, financial and agricultural
Commercial and industrial	1,188	1,186	—	596	15	9
Total with no related allowance recorded	1,788	1,785	—	1,199	21	15
With an allowance recorded:
1-4 family residential:
Revolving, open ended	33	33	14	33	1	1
First liens	70	70	6	71	—	—
Commercial real estate:
Owner occupied	612	612	59	611	4	3
Commercial, financial and agricultural
Commercial and industrial	—	—	—	—	—	—
Consumer	9	9	—	10	—	—
Total with an allocated allowance recorded	724	724	79	725	5	4
Total	$2,512	$2,509	$79	$1,924	$26	$19

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

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

March 31, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

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

Troubled Debt Restructurings

The Company had $1,297 of loans with allocated specific reserves of $65 to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2017 compared to $1,302 of loans with allocated specific reserves of $62 at December 31, 2016.  The Company lost $1 and $3 of interest income in the three months ended March 31, 2017 and 2016, respectively, that would have been recorded in interest income if the specific loans had not been restructured.  Troubled debt restructurings still accruing interest totaled $725 and $737 at March 31, 2017 and December 31, 2016, respectively. The Bank had no commitments to lend additional funds to loans classified as troubled debt restructurings at March 31, 2017 or December 31, 2016.

Modifications involving a reduction of the stated interest rate and extension of the maturity date of the loan were for periods ranging from six months to two years.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

Loans classified as troubled debt restructurings are included in impaired loans.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2017	19	$1,302
Additional loans with concessions	—	—
Reductions due to:
Reclassified as nonperforming	—	—
Paid in full	—	—
Charge-offs	—	—
Transfer to other real estate owned	—	—
Principal paydowns	—	(5)
Lapse of concession period	—	—
TDR reclassified as performing loan	—	—
Totals at March 31, 2017	19	$1,297

No loans were modified as troubled debt restructurings during the first three months of 2017.  The following table presents loans by class modified as troubled debt restructurings that occurred during the first three months of 2016:

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

There was no increase for the allowance for loan losses and no specific reserve recorded during the first three months of 2017 for troubled debt restructurings since there were no new troubled debt restructurings occurring in 2017.

A loan is considered to be in payment default once it is more than 90 days contractually past due under the modified terms.  There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the first three months of 2017 or 2016.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing by class of loans as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Nonaccrual	Loans past due over 90 days still accruing	Nonaccrual	Loans past due over 90 days still accruing
Real estate construction:
Residential construction	$135	$—	$135	$—
Other construction	—	—	14	—
1-4 family residential:
Revolving, open ended	63	—	33	—
First liens	746	—	761	—
Commercial real estate:
Farmland	—	—	—	—
Owner occupied	225		221
Non-owner occupied	—	—	419	—
Commercial, financial and agricultural:
Commercial and industrial	63	—	12	—
Consumer	51	—	—	—
Other loans	—	—	—	—
Total	$1,283	$—	$1,595	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans, including nonaccrual loans, as of March 31, 2017 and December 31, 2016 by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
March 31, 2017
Real estate construction:
Residential construction	$174	$—	$—	$174	$16,785	$16,959
Other construction	—	19	—	19	16,299	16,318
1-4 family residential:
Revolving, open ended	57	—	37	94	11,011	11,105
First liens	286	—	576	862	101,674	102,536
Junior liens	129	—	—	129	1,803	1,932
Commercial real estate:
Farmland	—	—	—	—	6,874	6,874
Owner occupied	762	—	—	762	64,740	65,502
Non-owner occupied	74	766	350	1,190	54,628	55,818
Other real estate secured loans	—	—	—	—	8,136	8,136
Commercial, financial and agricultural:
Agricultural	7	—	—	7	1,384	1,391
Commercial and industrial	40	—	400	440	17,120	17,560
Consumer	26	—	5	31	6,592	6,623
Tax exempt	—	—	—	—	—	—
Other loans	—	—	—	—	61	61
Total	$1,555	$785	$1,368	$3,708	$307,107	$310,815

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
December 31, 2016
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

March 31, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

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

March 31, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

Impaired loans are evaluated separately from other loans in the Bank’s portfolio.  Credit quality information related to impaired loans was presented above and is excluded from the tables below.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of March 31, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful
March 31, 2017
Real estate construction:
Residential construction	$16,824	$—	$—	$135	$—
Other construction	15,887	415	—	14	—
1-4 family residential:
Revolving, open ended	10,785	186	28	40	—
First liens	92,871	8,567	—	629	—
Junior liens	1,857	56	—	—	—
Commercial real estate:
Farmland	5,633	—	—	1,124	—
Owner occupied	63,103	1,573	—	214	—
Non-owner occupied	54,421	1,368	—	—	—
Other real estate loans	8,136	—	—	—	—
Commercial, financial and agricultural:
Agricultural	1,381	9	—	—	—
Commercial and industrial	14,665	1,647	—	63	—
Consumer	6,550	4	18	42	—
Other loans	61	—	—	—	—
Total	$292,174	$13,825	$46	$2,261	$—

	Pass	Watch	Special Mention	Substandard	Doubtful
December 31, 2016
Real estate construction:
Residential construction	$18,524	$175	$—	$135	$—
Other construction	12,615	68	6	365	—
1-4 family residential:
Revolving, open ended	11,642	189	—	11	—
First liens	95,795	8,749	412	652	—
Junior liens	1,833	57	—	—	—
Commercial real estate:
Farmland	5,401	—	—	1,121	—
Owner occupied	60,976	1,725	—	—	—
Non-owner occupied	56,778	1,033	—	419	—
Other real estate loans	9,427	—	—	—	—
Commercial, financial and agricultural:
Agricultural	1,131	—	—	—	—
Commercial and industrial	16,396	1,309	—	390	—
Consumer	6,594	64	10	2	—
Other loans	145	—	—	—	—
Total	$297,257	$13,369	$428	$3,095	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

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

	Three Months Ended March 31,
	2017	2016
Basic
Net income	$501	$750
Less: Preferred stock dividends reversed/(accrued)	—	4,265
Net Income available to common shareholders	$501	$5,015
Weighted common shares outstanding including participating securities	5,019,982	3,292,553
Less: Participating securities	(39,999)	—
Weighted average shares	4,979,983	3,292,553
Basic net income per share	$0.10	$1.52
Diluted
Net income available to common shareholders	$501	$5,015
Weighted average common shares	4,979,983	3,292,553
Add: Dilutive effects of assumed exercises of stock options	—	—
Average common shares and dilutive potential common shares outstanding	4,979,983	3,292,553
Diluted net income per share	$0.10	$1.52

At March 31, 2017 and 2016, respectively, stock options for 26,550 and 40,400 shares of common stock were not considered in computing diluted net income per share for the three-month periods ended March 31, 2017 and 2016 because they were antidilutive.

NOTE 5 - INCOME TAXES

The Company recorded $263 of income tax expense for the three months ended March 31, 2017, which is an effective tax rate of 34.42%.  Due to economic conditions and losses recognized between 2008 and 2015, the Company established a valuation allowance against materially all of its deferred tax assets.  Due to improvements in the Company’s performance and overall condition, management determined during the fourth quarter of 2015 that it is more likely than not that the Company’s deferred tax asset can be realized through current and future taxable income.  The Company has approximately $45,909 in net operating losses for state tax purposes that begin to expire in 2024 and $18,054 for federal tax purposes that begin to expire in 2031 to be utilized by future earnings.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

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

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

U.S. Government Sponsored Entities and Mortgage-Backed Securities:  The Company uses an independent third party to value its U.S. government sponsored entities and mortgage-backed securities, which are obligations that are not backed by the full faith and credit of the United States government and consist of Government Sponsored Entities that either issue the securities or guarantee the collection of principal and interest payments thereon. The third party’s valuation approach uses relevant information generated by recently executed transactions that have occurred in the marketplace that involve similar assets, as well as using cash flow information when necessary. These inputs are observable, either directly or indirectly in the marketplace for similar assets. The Company considers these valuations to be Level 2 pricing; however, when the securities are added to the portfolio after the third party’s system-wide market value monthly update, the valuations are considered Level 3 pricing.

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

Corporate Securities:  For corporate securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows (Level 3 inputs) as determined by an independent third party. The significant unobservable inputs used in the valuation model include discount rates and yields or current spreads to the United States Department of the Treasury rates.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 6 - FAIR VALUE (Continued)

Other Real Estate Owned: Real estate acquired through foreclosure on a loan or by surrender of the real estate in lieu of foreclosure is called “OREO”. OREO is initially recorded at the fair value of the property less estimated costs to sell, which establishes a new cost basis. OREO is subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Valuation adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Valuation adjustments are also required when the listing price to sell an OREO property has had to be reduced below the current carrying value. If there is a decrease in the fair value of the property from the last valuation, the decrease in value is charged to noninterest expense. All income produced from changes in fair values in, and gains and losses on, OREOs is also included in noninterest expense. During the time the property is held, all related operating and maintenance costs are expensed as incurred.

Appraisals for both collateral dependent impaired loans and OREO are performed by certified general appraisers, certified residential appraisers or state licensed appraisers whose qualifications and licenses are annually reviewed and verified by the Bank. Once received, either Bank personnel or an independent review appraiser reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value, and determines whether the appraisal is reasonable. Appraisals for collateral dependent impaired loans and OREO are updated annually. On an annual basis, the Company compares the actual selling costs of collateral that has been liquidated to the selling price to determine what additional adjustment should be made to the appraisal value to arrive at fair value. Beginning in the third quarter of 2010 and continuing through the quarter ended March 31, 2017, the Company’s analysis indicated that a discount of 15% should be applied to properties with appraisals performed within 12 months.

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

Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements at March 31, 2017 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
Mortgage-backed - residential	$70,717	$70,717	$—
State and municipals	1,314	1,314	—
Other debt securities	2,143	2,143	—
Total available for sale securities	74,174	74,174	—
Loans held for sale	625	625	—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 6 - FAIR VALUE (Continued)

		Fair Value Measurements at December 31, 2016 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
Mortgage-backed - residential	$67,899	$67,899	$—
State and municipals	1,308	1,308	—
Total available for sale securities	69,207	69,207	—
Loans held for sale	561	561	—

There were no transfers among fair value pricing levels during the three months ended March 31, 2017 and 2016.

The following table summarizes the differences between the fair value and the principal balance for loans held for sale measured at fair value as of March 31, 2017 and December 31, 2016:

	March 31, 2017			December 31, 2016
	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale, in secondary market	$625	$618	$7	$561	$547	$14

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three-month periods ended March 31, 2017 and 2016:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) State and County Municipal Securities
	Three Months Ended March 31,
	2017	2016
Beginning balance	$—	$101
Change in fair value	—	(1)
Ending balance	$—	$100

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 6 - FAIR VALUE (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	March 31, 2017
	Carrying Value	Fair Value Measurements using other significant unobservable inputs (Level 3)
Assets:
Impaired loans:
1-4 family residential	$19	$19
Commercial real estate	206	206
Commercial, financial and agricultural	7	7
Total impaired loans	232	232
Other real estate owned:
Construction and development	2,220	2,220
1-4 family residential	238	238
Non-farm, non-residential	604	604
Total other real estate owned	3,062	3,062

	December 31, 2016
	Carrying Value	Fair Value Measurements using other significant unobservable inputs (Level 3)
Assets:
Impaired loans:
1-4 family residential	$21	$21
Commercial real estate	206	206
Total impaired loans	227	227
Other real estate owned:
Construction and development	2,839	2,839
1-4 family residential	149	149
Non-farm, non-residential	1,709	1,709
Total other real estate owned	4,697	4,697

Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $265 at March 31, 2017, with a valuation allowance of $34, resulting in an immaterial impact on the allowance for loan losses for the three-month period ended March 31, 2017, while no additional provision was recorded in the first three months of 2016 on impaired loans. Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $254, with a valuation allowance of $27, resulting in an immaterial impact on the allowance for the loan losses for the year ended December 31, 2016.

Other real estate owned, measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $3,062, which is made up of the outstanding balance of $4,026, net of a valuation allowance of $964 at March 31, 2017, resulting in no writedowns charged to expense in the three months ended March 31, 2017, compared to a write-down of $187 charged to expense in the three months ended March 31, 2016. Net carrying amount was $4,697 at December 31, 2016, which was made up of the outstanding balance of $6,086, net of a valuation allowance of $1,389.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 6 - FAIR VALUE (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments at fair value on a non-recurring basis at March 31, 2017:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (1)
Impaired Loans:
1-4 family residential	$19	Sales comparison approach	Adjustment for differences between comparable sales	(0.0%) - (0.0%) (0.0%)
Commercial real estate	$206	Sales comparison approach	Adjustment for differences between comparable sales	(0.0%) - (8.0%) (8.0%)
Commercial, financial and agricultural	$7	Sales comparison approach	Adjustment for differences between comparable sales	(0.0%) - (0.0%) (0.0%)
Other real estate owned:
Construction and development	$2,220	Sales comparison approach	Adjustment for differences between comparable sales	(0.0%) - (0.0%) (0.0%)
1-4 family residential	$238	Sales comparison approach	Adjustment for differences between comparable sales	(0.0%) - (8.25%) (0.4%)
Non-farm, non-residential	$604	Sales comparison approach	Adjustment for differences between comparable sales	(0.0%) - (0.0%) (0.0%)

(1)

The range presented in the table reflects the discounts applied by the independent appraiser in arriving at their conclusion of market value. Management applies an additional 15% discount to the appraiser’s conclusion of market value to arrive at fair value.

Carrying amount and estimated fair values of significant financial instruments at March 31, 2017 and December 31, 2016 were as follows:

	March 31, 2017
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$30,872	$30,872	$30,872	$—	$—
Time deposits in other financial institutions	23,558	23,553	—	23,553	—
Securities available for sale	74,174	74,174	—	74,174	—
Loans, net of allowance	307,039	293,446	—	—	293,446
Restricted equity securities	1,727	NA	NA	NA	NA
Financial liabilities
Deposits with stated maturities	194,642	195,552	—	195,552	—
Deposits without stated maturities	231,130	231,130	231,130	—	—
Subordinated debentures	13,000	13,000	—	—	13,000

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 6 - FAIR VALUE (Continued)

	December 31, 2016
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$24,934	$24,934	$24,934	$—	$—
Time deposits in other financial institutions	24,797	24,784	—	24,784	—
Securities available for sale	69,207	69,207	—	69,207	—
Loans held for sale	561	561	—	561	—
Loans, net of allowance	311,726	299,359	—	—	299,359
Restricted equity securities	1,727	NA	NA	NA	NA
Financial liabilities
Deposits with stated maturities	198,770	199,672	—	199,672	—
Deposits without stated maturities	224,637	224,637	224,637	—	—
Subordinated debentures	13,000	13,000	—	—	13,000

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

NOTE 7 – REGULATORY MATTERS

Bank holding companies with total consolidated assets in excess of $1 billion (or with a material amount of debt or equity securities registered with the SEC regardless of asset size) and banks are subject to regulatory capital requirements administered by state and federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off‑balance‑sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet minimum capital requirements can initiate regulatory actions that could have a direct material effect on the financial statements.

Prompt corrective action regulations classify banks into one of five capital categories depending on how well they meet their minimum capital requirements.  Although these terms are not used to represent the overall financial condition of a bank, the classifications are:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  If adequately capitalized or worse, or subject to a written agreement, consent order, or cease and desist order requiring higher minimum capital levels, regulatory approval would be required for the Bank to accept, renew or rollover brokered deposits.  If a bank is classified as undercapitalized or worse, its capital distributions are restricted, as is its asset growth and expansion, and capital restoration plans are required.  At March 31, 2017, the Bank’s capital ratios were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 7 – REGULATORY MATTERS (Continued)

The Company’s principal source of funds for dividend and/or interest payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid by the Bank in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements described above.  At March 31, 2017, the Bank could dividend up to $6,410 to the Company, without the consent of the Commissioner of the Tennessee Department of Financial Institutions (the “Department”) or the FDIC.

The Company’s and the Bank’s capital amounts and ratios at March 31, 2017 and December 31, 2016, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2017
Total Capital to risk weighted assets
Community First Bank & Trust	$45,881	14.03%	$26,168	8.00%	$32,710	10.00%
Consolidated	49,802	15.21%	26,186	8.00%	32,733	10.00%
Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$42,105	12.87%	$14,719	4.50%	$21,261	6.50%
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$42,105	12.87%	$19,626	6.00%	$26,168	8.00%
Consolidated	29,202	8.92%	13,093	4.00%	19,640	6.00%
Tier 1 Capital to average assets
Community First Bank & Trust	$42,105	9.05%	$18,613	4.00%	$23,267	5.00%
Consolidated	29,202	6.27%	18,627	4.00%	N/A	N/A
December 31, 2016
Total Capital to risk weighted assets
Community First Bank & Trust	$45,424	13.79%	$26,359	8.00%	$32,948	10.00%
Consolidated	48,266	14.52%	26,593	8.00%	33,241	10.00%
Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$41,667	12.65%	$14,827	4.50%	$21,416	6.00%
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$41,667	12.65%	$19,769	6.00%	$26,359	8.00%
Consolidated	27,680	8.33%	13,296	4.00%	19,945	6.00%
Tier 1 Capital to average assets
Community First Bank & Trust	$41,667	8.91%	$18,704	4.00%	$23,380	5.00%
Consolidated	27,680	5.90%	18,779	4.00%	N/A	N/A

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

March 31, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 7 – REGULATORY MATTERS (Continued)

In July 2013, the Federal banking regulators, in response to the statutory requirements of The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), adopted new regulations implementing the Basel Capital Adequacy Accord (“Basel III”) and the related minimum capital ratios. These capital requirements, which were effective January 1, 2015 and apply to bank holding companies with total assets in excess of $1,000,000 (or that have a material amount of debt and equity securities registered with the SEC regardless of asset size) and to banks, include a new “Common Equity Tier 1 Ratio”, which has stricter rules as to what qualifies as Common Equity Tier 1 Capital.  A summary of the changes to the regulatory capital ratios are as follows:

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

March 31, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

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

On September 27, 2016, the Company completed the issuance of  40,528 shares of its Common Stock in connection with a rights offering resulting in aggregate gross proceeds to the Company of approximately $193.  The Company used the net proceeds from the offering for general corporate purposes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

(amounts in thousands, except share and per share data)

The following discussion compares the financial condition of the Company at March 31, 2017 to December 31, 2016, and the results of operations for the three months ended March 31, 2017 to the three months ended March 31, 2016.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 3, 2017 (File No. 000-49966) (the “2016 Form 10-K”) and in other reports we file with the SEC from time to time, and the following:

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

FINANCIAL CONDITION

At March 31, 2017, total assets were $477,602 and total liabilities were $446,385 for an increase in assets of $3,091 or 0.7% compared to $474,511 at December 31, 2016 and an increase in liabilities of $2,118 or 0.5%, compared to $444,267 at December 31, 2016.  The increase in assets was caused primarily by increases in cash and cash equivalents and securities available for sale and offset in part by decreases in net loans and other real estate owned.  The increase in liabilities was caused primarily by increases in noninterest-bearing and interest-bearing deposits and offset in part by a decrease in other liabilities. Total shareholders’ equity increased $973, or 3.2%, to $31,217 at March 31, 2017 compared to $30,244 at December 31, 2016.  The increase in equity was primarily due to net income during the first three months of 2017.

Cash and Cash Equivalents

Cash and cash equivalents were $30,872 at March 31, 2017 compared to $24,934 at December 31, 2016.  This increase was primarily due to proceeds from the payoff and paydown of loans.

Time Deposits in Other Financial Institutions

Time deposits in other financial institutions totaled $23,558 at March 31, 2017 compared to $24,797 at December 31, 2016.  Management continues to utilize time deposits in other financial institutions in conjunction with the Bank’s securities portfolio in order to maximize yield and maintain a reasonable total duration for the Bank’s assets outside of the loan portfolio.   Original maturities of time deposits in other financial institutions range from four months to five years.   Most of the CDs with maturities beyond three years are callable with minimal early withdrawal penalties.  All of the deposits are in FDIC or National Credit Union Administration insured institutions and the amount on deposit with each individual institution does not exceed the deposit insurance limit of $250.  As of March 31, 2017, time deposits in other financial institutions had a weighted average rate of 1.52% and a weighted average remaining life of 0.094 years.

Loans

Total loans (excluding loans held for sale) at March 31, 2017 were $310,815, compared to $315,483 at December 31, 2016, a decrease of $4,668 or 1.5%.  The decrease in loans during the first three months of 2017 was primarily due to several significant construction loans that completed building projects but did not convert to permanent financing with the Bank.  These payoffs outpaced loan demand.

FINANCIAL CONDITION (Continued)

Loans in the portfolio at March 31, 2017 of approximately $78,558, or 25.3%, are at a variable rate of interest while $230,974, or 74.3%, are at a fixed rate, and $1,283, or 0.4%, are nonaccrual.  Within one year of March 31, 2017, $48,851, or 15.7%, of total loans are subject to repricing. As market rates dropped during the economic recession, management implemented rate floors for many variable rate loans in an effort to protect the Bank’s net interest margin.  As a result, as market rates begin to rise, loans at their floor will not reprice at higher rates until market rates rise above their contractual floor rates.  The existence of these rate floors may negatively impact our net interest margin when rates begin to rise, at least until rates rise above these floors.

On March 31, 2017, the Company’s loan to deposit ratio (including loans held for sale) was 73.0%, compared to 74.5% at December 31, 2016.  Management expects loan demand to modestly improve through the remainder of 2017, though foreclosure and payoff and paydown activity could result in some additional decreases in loan balances as was the case during the quarter ended March 31, 2017.

Securities Available for Sale

Set forth below is a table showing the carrying amount and breakdown of the Company’s securities available for sale at March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Mortgage-backed - residential	$70,717	95.3%	$67,899	98.1%
State and municipal	1,314	1.8%	1,308	1.9%
Other debt securities	2,143	2.9%	—	0.0%
Total	$74,174	100.0%	$69,207	100.0%

The Company’s securities portfolio is used, among other things, to provide interest income and liquidity and for pledging purposes to secure public fund deposits.  As of March 31, 2017, the carrying value of securities increased $4,967 to $74,174, compared to $69,207 at December 31, 2016.  This increase is primarily due to purchasing securities in order to take advantage of higher rates during the first three months of 2017.  Securities available for sale as a percentage of total assets was 15.5% at March 31, 2017, compared to 14.6% at December 31, 2016.  Net unrealized loss on securities available for sale was $1,474 at March 31, 2017, compared to a net unrealized loss of $2,041 at December 31, 2016. Changes in interest rates in the securities market combined with changes in the makeup of our portfolio were the primary cause of this fluctuation in the net unrealized loss/gain.  Management is continually monitoring the credit quality of the Bank’s investments and believes that the unrealized losses that existed in the Bank’s portfolio at March 31, 2017 are temporary based on the bond ratings and anticipated recovery of the bonds held.  At March 31, 2017, the Company did not have the intent to sell these securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery.

Other Real Estate Owned

At March 31, 2017, other real estate owned totaled $3,062 compared to $4,697 at December 31, 2016, a decrease of $1,635 or 34.8%. The balance of other real estate owned is comprised of properties acquired through or in lieu of foreclosure on real estate loans. This decrease is primarily due to the sale of properties during the first three months of 2017.  The Company recorded losses of $284 related to the sale of these properties.

Deposits

The Company relies on the Bank’s deposit growth, as well as alternative funding sources such as other borrowed money, Federal Home Loan Bank (“FHLB”) advances, and federal funds purchased from correspondent banks, to fund its operations.

FINANCIAL CONDITION (Continued)

The following table sets forth the composition of the deposits at March 31, 2017 and December 31, 2016.

	March 31, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$81,073	19.0%	$78,813	18.6%
Interest-bearing demand accounts	150,058	35.2%	145,824	34.4%
Savings accounts	36,698	8.6%	34,306	8.1%
Time deposits greater than $250	25,786	6.1%	25,839	6.1%
Other time deposits	132,157	31.0%	138,625	32.7%
Total	$425,772	100.0%	$423,407	100.0%

The following table sets forth all time deposits greater than $100 broken down by remaining maturity at March 31, 2017:

Three months or less	$16,755
Over three months through six months	12,057
Over six months through one year	28,095
Over one year	19,546
Total	$76,453

Total deposits were $425,772 at March 31, 2017, compared to $423,407 at December 31, 2016, an increase of $2,365.  The increase was primarily due to increases in noninterest-bearing deposits and interest-bearing deposits offset in part by decreases in time deposits. The Company believes this shift in deposit composition was due to customers deciding to hold funds in liquid funds as the prospect of a rising rate environment exists.

Shareholders’ Equity

At March 31, 2017, shareholders’ equity totaled $31,217, an increase of $973, or 3.2%, from $30,244 at December 31, 2016.  The increase was primarily due to net income for the first three months of 2017.

On February 25, 2016, the Company’s shareholders approved amendments to the Company’s charter that, among other things, canceled the amount of the accumulated but undeclared dividends in respect to the Series A Preferred Stock and reduced the face value of the Series A Preferred Stock from $1,000 per share to $650 per share.  These changes resulted in $4,265 of dividends being reversed, which reduced the Company’s accumulated deficit.  The reduction in liquidation value transferred $4,167 of capital from Series A Preferred Stock to Common Stock.  On June 30, 2016, all of the outstanding shares of Series A Preferred Stock were converted into 1,629,097 shares of Common Stock.

On September 27, 2016, the Company completed the issuance of 40,528 shares of its Common Stock in connection with a rights offering resulting in aggregate gross proceeds to the Company of approximately $193.  The Company used the net proceeds from the offering for general corporate purposes.

RESULTS OF OPERATIONS

Net Income

The Company had net income of $501 for the three months ended March 31, 2017 compared to net income of $750 for the same period in 2016, a decrease in net income of $249. This decrease was primarily due to recording provision for loan loss of $20 in the first three months of 2017 compared to recording a reversal of provision for loan loss of $578 in the first three months of 2016.  Net income available to common shareholders was $501 for the first three months of 2017 compared to $5,015 for the same period in 2016.  This decrease was primarily due to the forgiveness of $4,265 of Series A Preferred Stock accrued dividends in the first quarter of 2016.

RESULTS OF OPERATIONS (Continued)

Average Balance Sheets, Net Interest Income

Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity and an analysis of net interest income for the three-month periods ended March 31, 2017 and 2016. The table reflects how changes in the volume of interest earning assets and interest-bearing liabilities and changes in interest rates have affected our interest income, interest expense, and net interest income for the periods indicated.  Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (changes in rate multiplied by prior volume); and (3) changes in rate/volume (changes in rate multiplied by change in volume).  The changes attributable to the combined impact of volume and rate have all been allocated to the changes due to rate.

	March 31, 2017			March 31, 2016			Change
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Due to Volume (1)	Due to Rate (2) (3)	Total
Gross loans (a) (b)	$314,151	4.97%	$3,851	$270,809	5.40%	$3,499	$584	$(232)	$352
Taxable securities available for sale	71,097	2.45%	429	110,805	1.96%	624	(194)	(1)	(195)
Tax exempt securities available for sale	229	3.54%	2	1,294	3.05%	9	(8)	1	(7)
Federal funds sold and other	47,047	1.23%	143	42,315	0.66%	100	8	35	43
Total interest earning assets	432,524	4.15%	4,425	425,223	3.93%	4,232	390	(197)	193
Cash and due from banks	4,430			3,231
Other nonearning assets	40,872			44,488
Allowance for loan losses	(3,770)			(4,272)
Total assets	$474,056			$468,670
Deposits:
NOW & money market investments	$148,273	0.36%	$131	$140,196	0.39%	$134	$8	$(11)	$(3)
Savings	34,965	0.10%	9	31,887	0.10%	8	1	—	1
Time deposits $250 and over	32,539	0.86%	69	25,778	0.90%	39	15	15	30
Other time deposits	128,931	0.93%	296	143,994	0.74%	318	(29)	7	(22)
Total interest-bearing deposits	344,708	0.59%	505	341,855	0.59%	499	(5)	11	6
Subordinated debentures	13,000	3.49%	112	23,000	3.47%	186	(87)	13	(74)
Federal funds purchased and other	3,996	4.06%	40	55	0.00%	—	—	40	—
Total other borrowings	16,996	3.63%	152	23,055	3.49%	186	(87)	53	(34)
Total interest-bearing liabilities	361,704	0.74%	657	364,910	0.78%	685	(92)	64	(28)
Noninterest-bearing liabilities	81,353			78,574
Total liabilities	443,057			443,484
Shareholders’ equity	30,999			25,186
Total liabilities and shareholders’ equity	$474,056			$468,670
Net interest income			$3,768			$3,547	$482	$(261)	$221
Net interest margin		3.53%			3.35%

(a)	Interest income includes fees on loans of $166 and $177 in 2017 and 2016, respectively.
(b)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.
(1)	Changes in volume multiplied by prior rate.
(2)	Changes in rate multiplied by prior volume.
(3)	Changes in rate multiplied by change in volume.

RESULTS OF OPERATIONS (Continued)

Net Interest Income

Net interest income for the first three months of 2017 was $3,768, an increase of $221, or 6.2%, compared to $3,547 for the same period in 2016. The increase in net interest income is primarily due to an increase in income from loans combined with a decrease in interest expense on subordinated debentures.

Total interest income for the three months ended March 31, 2017 was $4,425, an increase of $193 from $4,232 for the same period in 2016. The increase in interest income was primarily due to an increase in income from loans and federal funds sold and other as a result of increases in the average balance of loans outstanding.  These increases were offset in part by a decrease in income from securities available for sale.

The increase in the average balance of loans during the first three months of 2017 was due to increased loan demand compared to the same period in 2016.  The increase in income from loans was due to an increase in the average balance of loans offset by a decrease in the average rate earned on loans.  The average rate earned on gross loans in the first three months of 2017 was 4.97% compared to 5.40% for the same period in 2016. This decrease in average rate earned on gross loans was due to loans in the past year being added at lower rates reflecting competitive pressures in our market area.

Interest income on taxable securities decreased $195 to $429 in the first three months of 2017 compared to $624 in the first three months of 2016. The decrease was primarily due to a decrease in the average balance of taxable securities.

Total interest expense was $657 in the first three months of 2017, a decrease of $28 from $685 in the first three months of 2016. The decrease in interest expense was primarily due to a decrease in the outstanding balance of the Company’s subordinated debentures in the first three months of 2017 compared to the same period in 2016.  This decrease was offset in part by an increase in interest expense on other borrowed money related to the Company’s $4.0 million holding company loan.

Provisions for Loan Losses

In the first three months of 2017, the Bank recorded $20 in provision for loan loss. In the first three months of 2016, the Bank reversed $578 of the allowance for loan loss.  The ratio of allowance for loan losses to gross loans was 1.21% at March 31, 2017 compared to 1.19% at December 31, 2016.

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

RESULTS OF OPERATIONS (Continued)

Nonperforming loans decreased from $2,332 at December 31, 2016 to $2,009 at March 31, 2017. The decrease in nonperforming loans was primarily due to decreases in nonaccrual loans. The ratio of the allowance to nonperforming loans was 148.31% at March 31, 2017, compared to 161.06% at December 31, 2016. The portion of the allowance attributable to impaired loans was $79 at March 31, 2017 compared to $73 at December 31, 2016. Total impaired loans were $2,509 at March 31, 2017 compared to $1,334 at December 31, 2016.

The portion of the allowance attributable to historical and environmental factors has increased slightly since December 31, 2016. Management’s evaluation of the allowance for loan losses, in addition to specific loan allocations, is based on volume of non-impaired loans and changes in credit quality and environmental factors.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of March 31, 2017 and December 31, 2016, based on the most recent analysis performed, the risk category of loans by segment of loans is as follows:

March 31, 2017	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$32,711	$415	$—	$149	$—
1-4 family residential	105,513	8,809	28	669	—
Commercial real estate	123,157	2,941	—	1,338	—
Other real estate loans	8,136	—	—	—	—
Commercial, financial and agricultural	16,046	1,656	—	63	—
Consumer	6,550	4	18	42	—
Tax exempt	—	—	—	—	—
Other loans	61	—	—	—	—
Total	$292,174	$13,825	$46	$2,261	$—

RESULTS OF OPERATIONS (Continued)

December 31, 2016	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$31,139	$243	$6	$500	$—
1-4 family residential	109,270	8,995	412	663	—
Commercial real estate	123,155	2,758	—	1,540	—
Other real estate loans	9,427	—	—	—	—
Commercial, financial and agricultural	17,527	1,309	—	390	—
Consumer	6,594	64	10	2	—
Tax exempt	—	—	—	—	—
Other loans	145	—	—	—	—
Total	$297,257	$13,369	$428	$3,095	$—

The table below illustrates changes in the AFLL ratio (the ratio, expressed as a percentage, of the allowance for loan losses to total gross loans) over the past five quarters and the changes in related risk metrics over the same periods:

Quarter Ended	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016	March 31, 2016
AFLL Ratio	1.21%	1.19%	1.15%	1.25%	1.30%
ASC 450 allowance ratio (1)	1.20%	1.17%	1.12%	1.18%	1.22%
Specifically impaired loans (ASC 310 component)	$79	$73	$92	$316	$324
Historical and environmental (ASC 450-10 component)	3,697	3,684	3,376	3,408	3,382
Total allowance for loan loss	$3,776	$3,757	$3,468	$3,724	$3,706
Nonperforming loans to gross loans (2)	0.82%	0.74%	0.79%	2.91%	3.11%
Impaired loans to gross loans	0.81%	0.42%	0.45%	2.59%	2.73%
Allowance to nonperforming loans ratio	148.31%	161.06%	146.02%	43.00%	41.68%
Quarter-to-date net charge offs to average gross loans (3)	0.000%	(0.030%)	(0.020%)	(0.010%)	(0.003%)

(1)	Historical and environmental component as a percentage of non-impaired loans.
(2)	Nonaccrual loans and loans past due 90 or more days still accruing interest, and troubled debt restructurings still accruing interest as a percentage of gross loans.
(3)	Annualized.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

The following table presents information regarding loans included as nonaccrual and troubled debt restructurings and the gross income that would have been recorded in the three-month periods ended March 31, 2017 and 2016 if the loans had been current:

	Three months ended
	March 31, 2017	March 31, 2016
Nonaccrual interest	$15	$41
Troubled debt restructurings interest	1	3

Noninterest Income

Total noninterest income for the first three months of 2017 was $597, a decrease of $67, or 10.1% from $664 for the same period in 2016. The decrease was primarily due to decreases in gains on sale of securities available for sale and investment service income.

Gains on sale of securities available for sale for the first three months of 2017 was $0 compared to $37 for the same period in 2016. This was due to the Company selling no securities in the first three months of 2017 while we sold a group of securities during the same period of 2016.

RESULTS OF OPERATIONS (Continued)

Investment service income for the first three months of 2017 was $1, a decrease of $30, or 96.8%, from $31 for the same period in 2016. The decrease in investment service income is due to the Company choosing to outsource our investment department during the third quarter of 2016.

The table below shows noninterest income for the three-month periods ended March 31, 2017 and 2016.

	Three Months Ended March 31,
	2017	2016
Service charge on deposit accounts	$437	$453
Gain on sale of loans	50	35
Gain on sale of securities available for sale	—	37
Other:
Investment service income	1	31
Safe deposit box rental	8	7
Credit life insurance commissions	2	1
Bank Owned Life Insurance income	65	64
ATM income	24	21
Other customer fees	9	13
Other service charges, commissions and fees	1	2
Total noninterest income	$597	$664

Noninterest Expense

Noninterest expense for the first three months of 2017 was $3,581, an increase of $23, or 0.6%, from $3,558 for the same period in 2016. The increase was primarily due to increases in other real estate expense offset by decreases in salaries and employee benefits, ATM expense, regulatory and compliance expense, and data processing.

Other real estate expense totaled $259 for the first three months of 2017, an increase of $257 from $2 for the same period in 2016. Other real estate expense increased during the first three months of 2017 as a result of properties being sold at a loss.

Salaries and employee benefits totaled $1,816 in the first three months of 2016, a decrease of $90, or 4.7%, from $1,906 for the same period in 2016. This decrease was primarily the result of a decrease in employee headcount.

ATM expenses totaled $143 in the first three months of 2017, a decrease of $60, or 29.6%, from $203 for the same period in 2016.  This decrease was primarily the result of a change to our ATM fee schedule during the first quarter of 2016.

Regulatory and compliance expense totaled $58 in the first three months of 2017, a decrease of $38, or 39.6%, from $96 for the same period in 2016. The decrease was primarily due to a reduction in the Bank’s FDIC insurance expense premium as a result of the lifting of all regulatory orders.

Data processing expense totaled $283 in the first three months of 2017, a decrease of $30, or 9.6%, from $313 for the same period in 2016. The decrease was primarily due to price discounts negotiated during the contract renewal process with our core processing provider.

RESULTS OF OPERATIONS (Continued)

The table below shows noninterest expense for the three-month periods ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016
Salaries and employee benefits	$1,816	$1,906
Regulatory and compliance	58	96
Occupancy	254	255
Furniture and equipment	96	90
Data processing fees	283	313
Advertising and public relations	53	48
Operational expense	127	119
Other real estate expense	259	2
Other:
Loan expense	4	16
Legal	50	31
Audit and accounting fees	72	75
Postage and freight	48	66
Director expense	91	103
ATM expense	143	203
Amortization of intangible asset	33	33
Insurance expense	39	54
Printing	15	17
Other employee expenses	27	27
Dues & memberships	16	15
Miscellaneous taxes and fees	27	12
Federal Reserve and other bank charges	12	8
Other	58	69
Total noninterest expense	$3,581	$3,558

Income Taxes

The effective income tax rate was 34.42% for the three months ended March 31, 2017 and 37.73% for the three months ended March 31, 2016, respectively.

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

The Company currently has no unrecognized tax benefits that, if recognized, would favorably affect the income tax rate in future periods.  The Company does not expect any unrecognized tax benefits to significantly increase or decrease during the remainder of 2017.  It is the Company’s policy to recognize any interest accrued related to unrecognized tax benefits in interest expense, with any penalties recognized as operating expenses.

As of March 31, 2017, the Company had federal and state income tax net operating loss (“NOL”) carryforwards of $18,054 and $45,909, respectively, which will expire at various dates from 2024 through 2035. Such NOL carryforwards expire as follows:

	Federal	State
2020-2024	$—	$10,125
2025-2029	—	35,784
2030-2034	18,054	—

The Company acknowledges the effort that is currently underway in the U.S. Congress to reduce the corporate tax rate.  If that effort is successful and the corporate tax rate is reduced, the Company may be required to write down the value of its net deferred tax assets with a charge to income tax expense.  At March 31, 2017, the Company had a total of $9,802 of net deferred tax assets.

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

The Bank’s primary uses of cash are lending to its borrowers and investing in securities and short-term interest-earning assets. During the first three months of 2017, deposit growth has outpaced loan growth due to increased loan payoff activity.  Management believes this trend will slow down throughout the remainder of 2017. In addition to funding loan growth, management plans to continue to utilize excess liquidity to invest in securities available for sale and time deposits in other financial institutions.

The Company has issued $23.0 million in principal amount of subordinated debentures in connection with trust preferred securities issued by trusts that are affiliates of the Company, $10.0 million of which is owned by a wholly owned subsidiary of the Company.  The Company timely made its scheduled interest payments on these subordinated debentures in each of the four quarters of 2016 and the first quarter of 2017.  As of March 31, 2017, the Company was current on all interest payments due related to its subordinated debentures.  The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters.  During the period in which it is deferring the payment of interest on its subordinated debentures, the indentures governing the subordinated debentures provide that the Company cannot pay any dividends on its Common Stock or preferred stock.

In December 2016, the Company entered into a loan agreement with an unaffiliated commercial bank pursuant to which the Company borrowed $4.0 million. Borrowings under the loan agreement bear interest at a fixed rate of 4% per annum, with the unpaid principal balance and interest thereon payable over five years in equal quarterly installments of $121,822.39 beginning on April 1, 2017 and continuing for eighteen quarters thereafter, with the final payment consisting of the entire remaining unpaid principal balance and all accrued and unpaid interest through such date due on December 14, 2021. The Company secured the borrowings under this loan agreement with a pledge of 100% of the stock of the Bank.  The rights of the lender are senior to those of the holders of the Company’s Common Stock and its subordinated debentures.  In the event that the Company defaults on the loan, the lender could foreclose on the loan and acquire the Bank.

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

On April 28, 2016, the Company filed a registration statement on Form S-1 with the SEC relating to a proposed public offering of up to 250,000 shares of its Common Stock pursuant to the Rights Offering.  The Company commenced the Rights Offering on August 12, 2016 and closed it on September 27, 2016.  The Company received subscriptions and over-subscriptions for a total of 40,528 shares of its Common Stock.  All of the subscriptions and over-subscriptions were accepted, for aggregate gross proceeds to the Company of approximately $193.  The Company utilized the net proceeds of this offering for general corporate purposes.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Tennessee law limits the amount of dividends a bank incorporated under the laws of the state of Tennessee may pay to its shareholders to the current year’s net income and any retained net income for the prior two years.  At March 31, 2017, the Bank could dividend up to $6,410 to the Company, without the consent of the Commissioner of the Department or the FDIC.

In late 2010, the Basel Committee on Banking Supervision issued “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”), a new capital framework for banks and bank holding companies. Basel III imposes a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. In July 2013, the federal bank regulatory agencies, including the Federal Reserve and the FDIC, adopted final rules that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in Basel III and certain provisions of the Dodd-Frank Act. The rules, which became effective January 1, 2015, apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $1,000,000 or more (or that have a material amount of debt or equity securities registered with the SEC regardless of asset size), and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules established a new common equity Tier 1 minimum capital requirement of 4.5%, a minimum Tier 1 risk-based capital requirement of 6% (up from 4%), a total risk-based capital requirement of 8% and a Tier 1 leverage capital requirement of 4%.  In addition, the rules assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status.  In order to be considered “well-capitalized”, the Bank must maintain at least the following minimum capital ratios: common equity Tier 1 capital of 6.5%; tier 1 risked-based capital of 8% (up from 6%); total risk-based capital of 10%; and tier 1 leverage capital of 5% and not be subject to a written agreement, order or directive to maintain capital above a specified level.  In order to be considered “well-capitalized”, the Company must, if then subject to consolidated capital requirements, maintain at least the following minimum capital ratios: a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 10% and not be subject to a written agreement, order or directive to maintain capital above a specified level.

The rules limit a banking organization’s capital distributions and certain discretionary bonus payments as well as a banking organization’s ability to repurchase its own shares if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of capital (when the buffer is fully phased in) in addition to the amount necessary to meet its minimum risk-based capital requirements. As a result, when fully phased in, the capital requirements, inclusive of the capital conservation buffer, would be a Tier 1 leverage ratio of 4%, a Tier 1 common risk-based equity capital ratio of 7%, a Tier 1 equity risk-based capital ratio of 8.5% and a total risk-based capital ratio of 10.5%.  Beginning on January 1, 2017, 1.25% of the capital conservation buffer had been phased in.

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

At March 31, 2017, the Company had unfunded loan commitments outstanding of $27,396 and unfunded letters of credit of $1,504. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If the Company needed to fund these outstanding commitments, it has the ability to liquidate federal funds sold or securities available for sale or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Company could sell participations in these or other loans to correspondent banks.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

At March 31, 2017 and December 31, 2016, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered “well-capitalized” under regulatory guidelines were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Regulatory Provisions
March 31, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$45,881	14.03%	$26,168	8.00%	$32,710	10.00%
Consolidated	49,802	15.21%	26,186	8.00%	32,733	10.00%
Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$42,105	12.87%	$14,719	4.50%	$21,261	6.50%
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$42,105	12.87%	$19,626	6.00%	$26,168	8.00%
Consolidated	29,202	8.92%	13,093	4.00%	19,640	6.00%
Tier 1 Capital to average assets
Community First Bank & Trust	$42,105	9.05%	$18,613	4.00%	$23,267	5.00%
Consolidated	29,202	6.27%	18,627	4.00%	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Regulatory Provisions
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$45,424	13.79%	$26,359	8.00%	$32,948	10.00%
Consolidated	48,266	14.52%	26,593	8.00%	33,241	10.00%
Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$41,667	12.65%	$14,827	4.50%	$21,416	6.00%
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$41,667	12.65%	$19,769	6.00%	$26,359	8.00%
Consolidated	27,680	8.33%	13,296	4.00%	19,945	6.00%
Tier 1 Capital to average assets
Community First Bank & Trust	$41,667	8.91%	$18,704	4.00%	$23,380	5.00%
Consolidated	27,680	5.90%	18,779	4.00%	N/A	N/A

At its current capital ratios, each of the Bank and the Company is considered “well capitalized”.

Management continually monitors the Bank’s sources and uses of cash in order to plan for future liquidity needs. The Bank’s most potentially volatile funding liabilities are national market time deposits. The Bank reduced its reliance on these funding sources during the last three years.  The Bank’s national market CDs totaled $2,729 at March 31, 2017 and $3,720 at December 31, 2016. Management is currently utilizing national market CDs to take advantage of the favorable rates in that sector of the deposit market.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management uses a gap simulation model that takes cash flows into consideration. These include mortgage-backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and negotiable order of withdrawal (“NOW”) accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing our pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest-bearing deposits that is actually repriceable within a year. Our cumulative one year gap position at March 31, 2017, was 0.75% of total assets. Our policy states that our one-year cumulative gap should not exceed 15% of total assets.

At March 31, 2017, $152,874 of $473,698 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year totaled $92,964, or 48.2% of total loans, including loans held for sale at March 31, 2017. As of March 31, 2017, we had $127,801 in time deposits maturing or repricing within one year.

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

March 31, 2017
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in net interest income	(0.46%)	0.54%	(5.48%)	(10.49%)

December 31, 2016
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in net interest income	(1.35%)	0.05%	(4.40%)	(8.99%)

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

March 31, 2017
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in equity at risk	(12.39%)	(6.05%)	1.79%	1.57%

December 31, 2016
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in equity at risk	(12.01%)	(5.97%)	1.93%	2.35%

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

There have been no material changes in our "Risk Factors" as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 15, 2017, the Company issued an aggregate of 25,107 unrestricted shares of the Common Stock to four senior executive officers of the Company as compensation based on the Company’s performance against certain key performance measures for 2016.  These shares were issued in a transaction that was exempt from the registration requirements of the Securities Act of 1933 pursuant to, among other exemptions, the exemption provided for in Section 4(a)(2) thereof, as the shares were issued in a transaction not involving a public offering in light of the limited number of individuals to whom the limited number of shares were issued and those individuals’ positions with the Company.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

10.1	Community First, Inc. and Community First Bank & Trust 2017 Annual Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 27, 2017).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

* Denotes management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Community First, Inc.

(Registrant)

May 5, 2017	/s/ Louis E. Holloway
(Date)	Louis E. Holloway, Chief Executive Officer

May 5, 2017	/s/ Jon Thompson
(Date)	Jon Thompson, President and Chief Financial Officer