Form 10-Q
period 2017-06-30
COMMUNITY FIRST INC
filed 2017-08-11
CIK 1179500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  June 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  Common stock outstanding (no par value): 5,025,884 shares of common stock, no par value per share, as of August 11, 2017.

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMUNITY FIRST, INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands, except share and per share data)

	June 30, 2017	December 31, 2016
ASSETS
Cash and due from financial institutions	$39,161	$24,934
Time deposits in other financial institutions	23,558	24,797
Securities available for sale, at fair value	72,726	69,207
Loans held for sale, at fair value	84	561
Loans	308,195	315,483
Allowance for loan losses	(3,708)	(3,757)
Net loans	304,487	311,726
Restricted equity securities, at cost	1,727	1,727
Premises and equipment, net	10,630	11,378
Accrued interest receivable	974	1,122
Core deposit and customer relationship intangibles, net	733	804
Other real estate owned, net	2,788	4,697
Bank owned life insurance	10,523	10,389
Other assets	12,246	13,169
Total Assets	$479,637	$474,511

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$80,746	$78,813
Interest-bearing	345,532	344,594
Total Deposits	426,278	423,407
Subordinated debentures	13,000	13,000
Other borrowed money	3,841	4,000
Accrued interest payable	395	451
Other liabilities	3,516	3,409
Total Liabilities	447,030	444,267

Shareholders’ Equity
Common stock, no par value; 10,000,000 shares authorized; 5,025,199 shares issued and outstanding at June 30, 2017 and 4,998,788 shares issued and outstanding at December 31, 2016.	43,186	42,997
Accumulated deficit	(8,678)	(9,906)
Accumulated other comprehensive loss, net	(1,901)	(2,847)
Total Shareholders' Equity	32,607	30,244
Total Liabilities and Shareholders’ Equity	$479,637	$474,511

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Interest income
Loans, including fees	$7,630	$7,257	$3,779	$3,758
Taxable securities	874	1,120	445	496
Tax-exempt securities	4	15	2	6
Federal funds sold and other	328	204	185	104
Total interest income	8,836	8,596	4,411	4,364

Interest expense
Deposits	1,027	993	522	494
Subordinated debentures and other	315	373	163	187
Total interest expense	1,342	1,366	685	681

Net interest income	7,494	7,230	3,726	3,683
Provision for (reversal of) loan losses	55	(578)	35	—
Net interest income after provision for loan losses	7,439	7,808	3,691	3,683

Noninterest income
Service charges on deposit accounts	872	926	435	473
Gain on sale of loans	100	92	50	57
Gain on sale of securities available for sale	—	206	—	169
Other noninterest income	242	284	132	145
Total noninterest income	1,214	1,508	617	844

Noninterest expense
Salaries and employee benefits	3,532	3,744	1,716	1,838
Regulatory and compliance	137	197	79	101
Occupancy	512	505	258	250
Furniture and equipment	183	174	87	84
Data processing fees	558	622	275	309
Advertising and public relations	86	87	33	39
Operational expense	248	226	121	107
Other real estate owned expense	265	36	6	34
Other noninterest expense	1,239	1,474	604	745
Total noninterest expenses	6,760	7,065	3,179	3,507

Income before income tax expense	1,893	2,251	1,129	1,020

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Income tax expense	665	823	402	342

Net Income	1,228	1,428	727	678
Preferred stock dividends reversed, net	—	4,265	—	—
Net income available to common shareholders	$1,228	$5,693	$727	$678

Income per share available to common shareholders
Basic	$0.25	$1.75	$0.15	$0.21
Diluted	$0.25	1.75	$0.15	0.21

Weighted average common shares outstanding
Basic	4,995,755	3,255,151	4,998,480	3,257,979
Diluted	4,995,755	3,255,151	4,998,480	3,257,979

Comprehensive Income
Net income	$1,228	$1,428	$727	$678
Reclassification adjustment for realized gains included in net income, net of income taxes of $0 for the six months and three months ended June 30, 2017, respectively and $79 and $65 for the six months and three months ended June 30, 2016	—	(127)	—	(104)
Unrealized gains on securities, net of income taxes of $587 and $371 for the six months and three months ended June 30, 2017, respectively, and $327 and $127 for the six months and three months ended June 30, 2016, respectively	946	856	596	330
Comprehensive income	$2,174	$2,157	$1,323	$904

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

SIX MONTHS ENDED JUNE 30, 2017

(UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Common Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Equity
Balance at January 1, 2017	4,998,788	$42,997	$(9,906)	$(2,847)	$30,244
Sale of shares of common stock through employee stock purchase plan	1,304	6	—	—	6
Shares of common stock issued in connection with employee stock grant	25,107	119	—	—	119
Vesting of common stock issued in connection with restricted employee stock grant	—	64	—	—	64
Net income	—	—	1,228	—	1,228
Reclassification adjustment for realized gains included in net income, net of income taxes of $0	—	—	—	—	—
Change in unrealized loss on securities available for sale, net of income taxes of $587	—	—	—	946	946
Balance at June 30, 2017	5,025,199	$43,186	$(8,678)	$(1,901)	$32,607

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities
Net income	$1,228	$1,428
Adjustments to reconcile net income to net cash from operating activities
Depreciation	317	308
Amortization on securities, net	289	445
Core deposit intangible amortization	71	70
Provision for/(reversal of provision for) loan losses	55	(578)
Funding of mortgage loans held for sale	(4,353)	(2,939)
Proceeds from sales of loans held for sale	4,917	2,713
Gains on sales of loans held for sale	(100)	(92)
Decrease in accrued interest receivable	148	118
(Decrease)/increase in accrued interest payable	(56)	47
Net collected loan recoveries	—	27
Increase in surrender value of bank owned life insurance	(134)	(126)
Gain on sale of securities	—	(206)
Gain on sale of fixed assets	(13)	—
Net loss on other real estate owned	282	108
Other, net	654	841
Net cash provided from operating activities	3,305	2,164
Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(4,728)	(1,410)
Other	(2,145)	—
Sales:
Mortgage-backed securities	—	46,476
Maturities, prepayments, and calls:
Mortgage-backed securities	4,598	7,840
Other	—	1,010
Net decrease/(increase) in loans	7,075	(32,690)
Proceeds from sales of other real estate owned	1,736	2,663
Proceeds from sale of premises and equipment	484	—
Decrease/(increase) in time deposits in other financial institutions	1,239	(619)
Purchase of premises and equipment	(55)	(45)
Net cash provided from investing activities	8,204	23,225

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2017 AND 2016

(UNAUDITED, CONTINUED)

(Dollar amounts in thousands, except share and per share data)

	Six Months Ended June 30,
	2017	2016
Cash flows from financing activities
Net increase in deposits	2,871	4,497
Proceeds from issuance of common stock	6	5
Cash paid for preferred stock dividends	—	(97)
Cash paid in repayment of other borrowed money	(159)	—
Net cash provided from financing activities	2,718	4,405
Net increase in cash and cash equivalents	14,227	29,794
Cash and cash equivalents at beginning of period	24,934	19,387
Cash and cash equivalents at end of period	$39,161	$49,181

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$1,398	$1,319
Income taxes paid	55	29
Loans transferred to other real estate owned	109	—

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2017

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

The unaudited consolidated financial statements as of June 30, 2017 and for the six-month and three-month periods ended June 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the information.  They do not include all the information and footnotes required by GAAP for complete financial statements.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the 2016 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 3, 2017 (File No. 000-49966) (the “2016 Form 10-K”).

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

June 30, 2017

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

June 30, 2017

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

Impact of Recently-Issued Accounting Standards Updates:

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

June 30, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (Continued)

In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”).  ASU 2016-09 is intended to reduce complexity in accounting standards by simplifying several aspects of the accounting for share-based payment transactions, including (1) accounting for income taxes; (2) classification of excess tax benefits on the statement of cash flows; (3) forfeitures; (4) minimum statutory tax withholding requirements; and (5) classification of employee taxes paid on the statement of cash flows when an employer withholds shares for tax withholding purposes. The amendments of ASU 2016-09 are effective for interim and annual periods beginning after December 15, 2016.  Adoption of ASU 2016-09 did not have a material impact on the Company’s consolidated financial statements for the quarterly period ended June 30, 2017.

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

NOTE 2 - SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at June 30, 2017 and December 31, 2016 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), net of applicable income taxes:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2017
Mortgage-backed - residential	$69,796	$116	$(657)	$69,255
State and municipal	1,308	25	—	1,333
Other debt securities	2,129	9	—	2,138
Total	$73,233	$150	$(657)	$72,726
December 31, 2016
Mortgage-backed - residential	$69,938	$21	$(2,060)	$67,899
State and municipal	1,309	3	(4)	1,308
Total	$71,247	$24	$(2,064)	$69,207

The proceeds from sales of securities and the associated gains and losses are listed below:

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Proceeds	$—	$46,476	$—	$31,762
Gross gains	—	237	—	190
Gross losses	—	(31)	—	(21)

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2017

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

	June 30, 2017
	Amortized Cost	Fair Value
Due in one year or less	$101	$103
Due after one through five years	403	410
Due after five through ten years	2,933	2,958
Mortgage backed - residential	69,796	69,255
Total	$73,233	$72,726

At June 30, 2017 and December 31, 2016, respectively, securities totaling $47,501 and $47,707 were pledged to secure public deposits.

The Company did not hold securities of any one issuer with a face amount greater than 10% of shareholders’ equity as of June 30, 2017 or December 31, 2016.

The following table summarizes securities with unrealized losses at June 30, 2017 and December 31, 2016 aggregated by major security type and length of time in a continuous unrealized loss position:

June 30, 2017	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Mortgage-backed - residential	$33,278	$(632)	$1,106	$(25)	$34,384	$(657)
Total temporarily impaired	$33,278	$(632)	$1,106	$(25)	$34,384	$(657)

December 31, 2016	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Mortgage-backed - residential	$67,475	$(2,060)	$—	$—	$67,475	$(2,060)
State and municipals	1,079	(4)	—	—	1,079	(4)
Total temporarily impaired	$68,554	$(2,064)	$—	$—	$68,554	$(2,064)

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

June 30, 2017

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

As of June 30, 2017, the Company’s securities portfolio consisted of 45 securities, 18 of which were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company did not have at June 30, 2017 the intent to sell these securities and at that date it was likely that it would not be required to sell the securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at June 30, 2017.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 3 - LOANS

Loans outstanding by category at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017	December 31, 2016
Real estate construction:
Residential construction	$12,014	$18,834
Other construction	19,488	13,056
1-4 family residential:
Revolving, open ended	10,026	11,908
First liens	103,597	106,074
Junior liens	1,856	1,909
Commercial real estate:
Farmland	7,091	6,642
Owner occupied	65,337	63,313
Non-owner occupied	54,960	58,259
Other real estate secured loans	8,223	9,427
Commercial, financial and agricultural:
Agricultural	1,479	1,132
Commercial and industrial	17,516	18,103
Consumer	6,551	6,681
Other	57	145
	$308,195	$315,483

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following tables present activity in the allowance for loan losses for the six-month and three-month periods ended June 30, 2017 and June 30, 2016 and the outstanding loan balance by portfolio segment as of June 30, 2017 and December 31, 2016 and are based on impairment methods as of June 30, 2017, June 30, 2016 and December 31, 2016. The balances for “recorded investment” in the following tables related to credit quality do not include approximately $712, $807 and $898 in accrued interest receivable at June 30, 2017, June 30, 2016 and December 31, 2016, respectively. Accrued interest receivable is a component of the Company’s recorded investment in loans.

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Other Loans	Unallocated	Total
Six months ended June 30, 2017
Activity in the allowance for loan losses:
Beginning balance	$861	$1,809	$607	$5	$460	$15	$—	$—	$3,757
Charge-offs	(2)	(78)	—	—	(3)	—	(52)	—	(135)
Recoveries	—	9	6	—	2	7	7	—	31
Provision/(reversal of provision)	(81)	72	39	7	(61)	(7)	45	41	55
Total ending allowance balance	$778	$1,812	$652	$12	$398	$15	$—	$41	$3,708
Six months ended June 30, 2016
Activity in the allowance for loan losses:
Beginning balance	$873	$1,679	$720	$12	$588	$17	$—	$386	$4,275
Charge-offs	—	(5)	—	—	—	—	(12)	—	(17)
Recoveries	3	19	6	—	2	1	13	—	44
Provision/(reversal of provision)	(154)	(201)	(85)	(12)	2	(3)	(1)	(124)	(578)
Total ending allowance balance	$722	$1,492	$641	$—	$592	$15	$—	$262	$3,724

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Other Loans	Unallocated	Total
Three months ended June 30, 2017
Activity in the allowance for loan losses:
Beginning balance	$850	$1,847	$657	$12	$395	$15	$—	$—	$3,776
Charge-offs	(2)	(68)	—	—	—	—	(45)	—	(115)
Recoveries	—	4	3	—	1	1	3	—	12
Provision/(reversal of provision)	(70)	29	(8)	—	2	(1)	42	41	35
Total ending allowance balance	$778	$1,812	$652	$12	$398	$15	$—	$41	$3,708
Three months ended June 30, 2016
Activity in the allowance for loan losses:
Beginning balance	$580	$1,554	$669	$—	$578	$15	$—	$310	$3,706
Charge-offs	—	—	—	—	—	—	(8)	—	(8)
Recoveries	3	10	4	—	1	—	8	—	26
Provision/(reversal of provision)	139	(72)	(32)	—	13	—	—	(48)	-
Total ending allowance balance	$722	$1,492	$641	$—	$592	$15	$—	$262	$3,724

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Other Loans	Unallocated	Total
Ending allowance balance attributable to loans at June 30, 2017:
Individually evaluated for impairment	$—	$14	$57	$—	$—	$—	$—	$—	$71
Collectively evaluated for Impairment	778	1,798	595	12	398	15	—	41	3,637
Total ending allowance balance	$778	$1,812	$652	$12	$398	$15	$—	$41	$3,708
Ending allowance balance attributable to loans at December 31, 2016:
Individually evaluated for impairment	$—	$18	$55	$—	$—	$—	$—	$—	$73
Collectively evaluated for Impairment	861	1,791	552	5	460	15	—	—	3,684
Total ending allowance balance	$861	$1,809	$607	$5	$460	$15	$—	$—	$3,757
Loans at June 30, 2017:
Individually evaluated for impairment	$—	$482	$749	$—	$1,185	$8	$—		$2,424
Collectively evaluated for impairment	31,502	114,997	126,639	8,223	17,810	6,543	57		305,771
Total loans balance	$31,502	$115,479	$127,388	$8,223	$18,995	$6,551	$57		$308,195
Loans at December 31, 2016:
Individually evaluated for impairment	$2	$554	$761	$—	$7	$10	$—		$1,334
Collectively evaluated for impairment	31,888	119,337	127,453	9,427	19,228	6,671	145		314,149
Total loans balance	$31,890	$119,891	$128,214	$9,427	$19,235	$6,681	$145		$315,483

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the six months ended June 30, 2017:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Other construction	$—	$—	$—	$1	$—	$—
1-4 family residential:
Revolving, open ended	32	32	—	33	1	1
First liens	395	395	—	397	3	3
Junior liens	19	19	—	20	1	1
Commercial real estate:
Farmland	115	115	—	118	4	4
Non-owner occupied	28	28	—	29	1	1
Commercial, financial and agricultural
Commercial and industrial	1,187	1,185	—	792	30	31
Total with no related allowance recorded	1,776	1,774	—	1,390	40	41
With an allowance recorded:
1-4 family residential:
Revolving, open ended	33	34	14	33	1	1
First liens	2	2	—	48	—	—
Commercial real estate:
Owner occupied	606	606	57	609	9	9
Consumer	8	8	—	9	—	—
Total with an allocated allowance recorded	649	650	71	699	10	10
Total	$2,425	$2,424	$71	$2,089	$50	$51

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the three months ended June 30, 2017:

	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Other construction	$1	$—	$—
1-4 family residential:
Revolving, open ended	33	1	1
First liens	397	1	1
Junior liens	20	—	—
Commercial real estate:
Farmland	117	2	2
Non-owner occupied	29	—	—
Commercial, financial and agricultural
Commercial and industrial	1,185	15	22
Total with no related allowance recorded	1,782	19	26
With an allowance recorded:
1-4 family residential:
Revolving, open ended	33	—	—
First liens	36	—	—
Commercial real estate:
Owner occupied	609	5	6
Consumer	9	—	—
Total with an allocated allowance recorded	687	5	6
Total	$2,469	$24	$32

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2017

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

June 30, 2017

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

June 30, 2017

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

Troubled Debt Restructurings

The Company had $2,390 of loans with allocated specific reserves of $57 to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2017 compared to $1,302 of loans with allocated specific reserves of $62 at December 31, 2016.  The Company lost $2 and $5 of interest income in the six months and $1 and $2 of interest income in the three months ended June 30, 2017 and 2016, respectively, that would have been recorded in interest income if the specific loans had not been restructured.  Troubled debt restructurings still accruing interest totaled $1,887 and $737 at June 30, 2017 and December 31, 2016, respectively. The Bank had no commitments to lend additional funds to loans classified as troubled debt restructurings at June 30, 2017 or December 31, 2016.

Modifications involving a reduction of the stated interest rate and extension of the maturity date of the loan were for periods ranging from six months to two years.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

Loans classified as troubled debt restructurings are included in impaired loans.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2017	19	$1,302
Additional loans with concessions	2	1,178
Reductions due to:
Reclassified as nonperforming	—	—
Paid in full	(1)	(10)
Charge-offs	(2)	(61)
Transfer to other real estate owned	—	—
Principal paydowns	—	(19)
Lapse of concession period	—	—
TDR reclassified as performing loan	—	—
Totals at June 30, 2017	18	$2,390

The following table presents loans by class modified as troubled debt restructurings that occurred during the first six months of 2017 and 2016:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
June 30, 2017
Commercial, financial and agricultural
Commercial and industrial	2	$1,178	$1,178
Total	2	$1,178	$1,178
June 30, 2016
1-4 family residential:
First liens	1	$26	$26
Total	1	$26	$26

The pre-modificaiton and post-modification recorded investment amount represents the recorded investment on the date of the loan modification.  Since the modifications on this loan were an interest rate concession and payment term extension, not principal reductions, the pre-modification and post-modification recorded investment is the same.

Troubled debt restructurings described in the table above had an outstanding balance of $1,178 at June 30, 2017.  There was no increase for the allowance for loan losses and no specific reserve recorded during the first six months of 2017 or 2016.

A loan is considered to be in payment default once it is more than 90 days contractually past due under the modified terms.  There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the first six months of 2017 or 2016.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2017

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing by class of loans as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Nonaccrual	Loans past due over 90 days still accruing	Nonaccrual	Loans past due over 90 days still accruing
Real estate construction:
Residential construction	$135	$—	$135	$—
Other construction	—	—	14	—
1-4 family residential:
Revolving, open ended	33	—	33	—
First liens	895	—	761	—
Commercial real estate:
Farmland	—	—	—	—
Owner occupied	225		221
Non-owner occupied	—	—	419	—
Commercial, financial and agricultural:
Commercial and industrial	118	—	12	—
Consumer	31	—	—	—
Other loans	—	—	—	—
Total	$1,437	$—	$1,595	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans, including nonaccrual loans, as of June 30, 2017 and December 31, 2016 by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
June 30, 2017
Real estate construction:
Residential construction	$35	$—	$135	$170	$11,844	$12,014
Other construction	—	—	—	—	19,488	19,488
1-4 family residential:
Revolving, open ended	33	—	—	33	9,993	10,026
First liens	439	—	561	1,000	102,597	103,597
Junior liens	5	50	—	55	1,801	1,856
Commercial real estate:
Farmland	—	—	—	—	7,091	7,091
Owner occupied	—	176	225	401	64,936	65,337
Non-owner occupied	—	—	—	—	54,960	54,960
Other real estate secured loans	—	—	—	—	8,223	8,223
Commercial, financial and agricultural:
Agricultural	—	—	—	—	1,479	1,479
Commercial and industrial	40	—	118	158	17,358	17,516
Consumer	18	—	17	35	6,516	6,551
Tax exempt	—	—	—	—	—	—
Other loans	—	—	—	—	57	57
Total	$570	$226	$1,056	$1,852	$306,343	$308,195

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2017

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

June 30, 2017

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

June 30, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

Impaired loans are evaluated separately from other loans in the Bank’s portfolio.  Credit quality information related to impaired loans was presented above and is excluded from the tables below.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of June 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful
June 30, 2017
Real estate construction:
Residential construction	$11,844	$35	$—	$135	$—
Other construction	19,069	406	—	13	—
1-4 family residential:
Revolving, open ended	9,922	—	—	39	—
First liens	95,124	7,301	—	773	—
Junior liens	1,775	11	50	—	—
Commercial real estate:
Farmland	5,859	—	—	1,116	—
Owner occupied	63,160	1,345	—	227	—
Non-owner occupied	53,576	1,356	—	—	—
Other real estate loans	8,223	—	—	—	—
Commercial, financial and agricultural:
Agricultural	1,479	—	—	—	—
Commercial and industrial	14,845	1,370	—	118	—
Consumer	6,454	66	—	23	—
Other loans	57	—	—	—	—
Total	$291,387	$11,890	$50	$2,444	$—

	Pass	Watch	Special Mention	Substandard	Doubtful
December 31, 2016
Real estate construction:
Residential construction	$18,524	$175	$—	$135	$—
Other construction	12,615	68	6	365	—
1-4 family residential:
Revolving, open ended	11,642	189	—	11	—
First liens	95,795	8,749	412	652	—
Junior liens	1,833	57	—	—	—
Commercial real estate:
Farmland	5,401	—	—	1,121	—
Owner occupied	60,976	1,725	—	—	—
Non-owner occupied	56,778	1,033	—	419	—
Other real estate loans	9,427	—	—	—	—
Commercial, financial and agricultural:
Agricultural	1,131	—	—	—	—
Commercial and industrial	16,396	1,309	—	390	—
Consumer	6,594	64	10	2	—
Other loans	145	—	—	—	—
Total	$297,257	$13,369	$428	$3,095	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2017

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

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Basic
Net income	$1,228	$1,428	$727	$678
Less: Preferred stock dividends reversed	—	4,265	—	—
Net Income available to common shareholders	$1,228	$5,693	$727	$678
Weighted common shares outstanding including participating securities	5,022,421	3,295,150	5,025,146	3,297,978
Less: Participating securities	(26,666)	(39,999)	(26,666)	(39,999)
Weighted average shares	4,995,755	3,255,151	4,998,480	3,257,979
Basic net income per share	$0.25	$1.75	$0.15	$0.21
Diluted
Net income available to common shareholders	$1,228	$5,693	$727	$678
Weighted average common shares	4,995,755	3,255,151	4,998,480	3,257,979
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—
Average common shares and dilutive potential common shares outstanding	4,995,755	3,255,151	4,998,480	3,257,979
Diluted net income per share	$0.25	$1.75	$0.15	$0.21

At June 30, 2017 and 2016, respectively, stock options for 26,550 and 40,400 shares of common stock were not considered in computing diluted net income per share for the six-month and three-month periods ended June 30, 2017 and 2016 because they were antidilutive.

NOTE 5 - INCOME TAXES

The Company recorded $665 of income tax expense for the six months and $402 of income tax expense for the three months ended June 30, 2017, which is an effective tax rate of 35.13% and 35.61%, respectively.  Due to economic conditions and losses recognized between 2008 and 2015, the Company established a valuation allowance against materially all of its deferred tax assets.  Due to improvements in the Company’s performance and overall condition, management determined during the fourth quarter of 2015 that it is more likely than not that the Company’s deferred tax asset can be realized through current and future taxable income.  The Company has approximately $44,738 in net operating losses for state tax purposes that begin to expire in 2024 and $16,878 for federal tax purposes that begin to expire in 2031 to be utilized by future earnings.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2017

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

June 30, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 6 - FAIR VALUE (Continued)

Other Real Estate Owned: Real estate acquired through foreclosure on a loan or by surrender of the real estate in lieu of foreclosure is called “OREO”. OREO is initially recorded at the fair value of the property less estimated costs to sell, which establishes a new cost basis. OREO is subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Valuation adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Valuation adjustments are also required when the listing price to sell an OREO property has had to be reduced below the current carrying value. If there is a decrease in the fair value of the property from the last valuation, the decrease in value is charged to noninterest expense. All income produced from changes in fair values in, and gains and losses on, OREO is also included in noninterest expense. During the time the property is held, all related operating and maintenance costs are expensed as incurred.

Appraisals for both collateral dependent impaired loans and OREO are performed by certified general appraisers, certified residential appraisers or state licensed appraisers whose qualifications and licenses are annually reviewed and verified by the Bank. Once received, either Bank personnel or an independent review appraiser reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value, and determines whether the appraisal is reasonable. Appraisals for collateral dependent impaired loans and OREO are updated annually. On an annual basis, the Company compares the actual selling costs of collateral that has been liquidated to the selling price to determine what additional adjustment should be made to the appraisal value to arrive at fair value. Beginning in the third quarter of 2010 and continuing through the quarter ended June 30, 2017, the Company’s analysis indicated that a discount of 15% should be applied to properties with appraisals performed within 12 months.

Mortgage Banking Derivatives: Commitments to fund mortgage loans (interest rate locks) to be sold into the secondary market are accounted for as free standing derivatives. Fair values of these mortgage derivatives are estimated based on the anticipated gain from the sale of the underlying loan. Changes in the fair values of these derivatives are included in noninterest income as gain on sale of loans.  Commitments to fund mortgage loans are short-term and, therefore, the carrying value and fair value are considered immaterial for disclosure.

Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements at June 30, 2017 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
Mortgage-backed - residential	$69,255	$69,255	$—
State and municipals	1,333	1,333	—
Other debt securities	2,138	2,138	—
Total available for sale securities	72,726	72,726	—
Loans held for sale	84	84	—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2017

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

There were no transfers among fair value pricing levels during the six months and three months ended June 30, 2017 and 2016.

The following table summarizes the differences between the fair value and the principal balance for loans held for sale measured at fair value as of June 30, 2017 and December 31, 2016:

	June 30, 2017			December 31, 2016
	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale, in secondary market	$84	$83	$1	$561	$547	$14

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six-month and three-month periods ended June 30, 2017 and 2016:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) State and County Municipal Securities
	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Beginning balance	$—	$101	$—	$100
Securities sold		$(100)		$(100)
Change in fair value	—	(1)	—	—
Ending balance	$—	$—	$—	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 6 - FAIR VALUE (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	June 30, 2017
	Carrying Value	Fair Value Measurements using other significant unobservable inputs (Level 3)
Assets:
Impaired loans:
1-4 family residential	$19	$19
Commercial real estate	206	206
Commercial, financial and agricultural	6	6
Total impaired loans	231	231
Other real estate owned:
Construction and development	2,220	2,220
1-4 family residential	254	254
Non-farm, non-residential	314	314
Total other real estate owned	2,788	2,788

	December 31, 2016
	Carrying Value	Fair Value Measurements using other significant unobservable inputs (Level 3)
Assets:
Impaired loans:
1-4 family residential	$21	$21
Commercial real estate	206	206
Total impaired loans	227	227
Other real estate owned:
Construction and development	2,839	2,839
1-4 family residential	149	149
Non-farm, non-residential	1,709	1,709
Total other real estate owned	4,697	4,697

Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $265 at June 30, 2017, with a valuation allowance of $34, resulting in an immaterial impact on the allowance for loan losses for the six-month period ended June 30, 2017, while no additional provision was recorded in the first six months of 2017 on impaired loans. Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $254, with a valuation allowance of $27, resulting in an immaterial impact on the allowance for the loan losses for the year ended December 31, 2016.

Other real estate owned, measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $2,788, which is made up of the outstanding balance of $3,699, net of a valuation allowance of $911 at June 30, 2017, resulting in no writedowns charged to expense in the six months ended June 30, 2017, compared to no write-down charged to expense in the six months ended June 30, 2016. Net carrying amount was $4,697 at December 31, 2016, which was made up of the outstanding balance of $6,086, net of a valuation allowance of $1,389.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 6 - FAIR VALUE (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments at fair value on a non-recurring basis at June 30, 2017:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (1)
Impaired Loans:
1-4 family residential	$19	Sales comparison approach	Adjustment for differences between comparable sales	(0.0%) - (0.0%) (0.0%)
Commercial real estate	$206	Sales comparison approach	Adjustment for differences between comparable sales	(0.0%) - (8.0%) (8.0%)
Commercial, financial and agricultural	$6	Sales comparison approach	Adjustment for differences between comparable sales	(0.0%) - (0.0%) (0.0%)
Other real estate owned:
Construction and development	$2,220	Sales comparison approach	Adjustment for differences between comparable sales	(0.0%) - (0.0%) (0.0%)
1-4 family residential	$254	Sales comparison approach	Adjustment for differences between comparable sales	(0.0%) - (8.25%) (0.4%)
Non-farm, non-residential	$314	Sales comparison approach	Adjustment for differences between comparable sales	(0.0%) - (0.0%) (0.0%)

(1)

The range presented in the table reflects the discounts applied by the independent appraiser in arriving at their conclusion of market value. Management applies an additional 15% discount to the appraiser’s conclusion of market value to arrive at fair value.

Carrying amount and estimated fair values of significant financial instruments at June 30, 2017 and December 31, 2016 were as follows:

	June 30, 2017
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$39,161	$39,161	$39,161	$—	$—
Time deposits in other financial institutions	23,558	23,541	—	23,541	—
Securities available for sale	72,726	72,726	—	72,726	—
Loans, net of allowance	304,487	291,239	—	—	291,239
Restricted equity securities	1,727	NA	NA	NA	NA
Financial liabilities
Deposits with stated maturities	188,313	189,234	—	189,234	—
Deposits without stated maturities	237,965	237,965	237,965	—	—
Subordinated debentures	13,000	13,000	—	—	13,000

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2017

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

Prompt corrective action regulations classify banks into one of five capital categories depending on how well they meet their minimum capital requirements.  Although these terms are not used to represent the overall financial condition of a bank, the classifications are:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  If adequately capitalized or worse, or subject to a written agreement, consent order, or cease and desist order requiring higher minimum capital levels, regulatory approval would be required for the Bank to accept, renew or rollover brokered deposits.  If a bank is classified as undercapitalized or worse, its capital distributions are restricted, as is its asset growth and expansion, and capital restoration plans are required.  At June 30, 2017, the Bank’s capital ratios were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 7 – REGULATORY MATTERS (Continued)

The Company’s principal source of funds for dividend and/or interest payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid by the Bank in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements described above.  At June 30, 2017, the Bank could dividend up to $6,917 to the Company, without the consent of the Commissioner of the Tennessee Department of Financial Institutions (the “Department”) or the FDIC.

The Company’s and the Bank’s capital amounts and ratios at June 30, 2017 and December 31, 2016, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2017
Total Capital to risk weighted assets
Community First Bank & Trust	$46,875	14.39%	$26,057	8.00%	$32,572	10.00%
Consolidated	50,996	15.56%	26,224	8.00%	32,780	10.00%
Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$43,167	13.25%	$14,657	4.50%	$21,172	6.50%
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$43,167	13.25%	$19,543	6.00%	$26,057	8.00%
Consolidated	30,761	9.38%	13,112	4.00%	19,668	6.00%
Tier 1 Capital to average assets
Community First Bank & Trust	$43,167	9.15%	$18,866	4.00%	$23,583	5.00%
Consolidated	30,761	6.50%	18,935	4.00%	N/A	N/A
December 31, 2016
Total Capital to risk weighted assets
Community First Bank & Trust	$45,424	13.79%	$26,359	8.00%	$32,948	10.00%
Consolidated	48,266	14.52%	26,593	8.00%	33,241	10.00%
Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$41,667	12.65%	$14,827	4.50%	$21,416	6.00%
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$41,667	12.65%	$19,769	6.00%	$26,359	8.00%
Consolidated	27,680	8.33%	13,296	4.00%	19,945	6.00%
Tier 1 Capital to average assets
Community First Bank & Trust	$41,667	8.91%	$18,704	4.00%	$23,380	5.00%
Consolidated	27,680	5.90%	18,779	4.00%	N/A	N/A

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

June 30, 2017

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

June 30, 2017

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

OVERVIEW

(amounts in thousands, except share and per share data)

The following discussion compares the financial condition of the Company at June 30, 2017 to December 31, 2016, and the results of operations for the six months and three months ended June 30, 2017 to the six months and three months ended June 30, 2016.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

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

These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 3, 2017 (File No. 000-49966) (the “2016 Form 10-K”) and in other reports we file with the SEC from time to time, and the following:

•	deterioration in the financial condition of borrowers resulting in significant increases in loan losses and provisions for those losses;
•	lack of sustained growth in the national or local economies including the Nashville-Davidson-Murfreesboro-Franklin MSA;
•	changes in loan underwriting, credit review or loss reserve policies associated with economic conditions, examination conclusions or regulatory developments;
•	failure to maintain capital levels above levels required by banking regulations or commitments or agreements we may make with our regulators;
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

•	the inability to grow our loan portfolio;
•	governmental monetary and fiscal policies, as well as legislative and regulatory changes, including changes in banking, securities and tax laws and regulations;
•	the risks of changes in interest rates on the levels, composition and costs of deposits, loan demand, and the values of loan collateral, securities, and interest sensitive assets and liabilities;
•	continuation of the historically low short-term interest rate environment;
•	the ability to retain large, uninsured deposits;
•	rapid fluctuations or unanticipated changes in interest rates;
•	the development of any new market;
•	a merger or acquisition;
•	any activity that would cause us to conclude that there was impairment of any asset, including goodwill or any other intangible asset;

OVERVIEW (Continued)

•	our recording a valuation allowance related to our deferred tax asset;
•	the effects of competition from a wide variety of local, regional, national and other providers of financial, investment, and insurance services;
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

FINANCIAL CONDITION

At June 30, 2017, total assets were $479,637 and total liabilities were $447,030 for an increase in assets of $5,126 or 1.1% compared to $474,511 at December 31, 2016 and an increase in liabilities of $2,763 or 0.6%, compared to $444,267 at December 31, 2016.  The increase in assets was caused primarily by increases in cash and cash equivalents and securities available for sale and offset in part by decreases in net loans and other real estate owned.  The increase in liabilities was caused primarily by increases in noninterest-bearing and interest-bearing deposits and offset in part by a decrease in other borrowed money.  Total shareholders’ equity increased $2,363, or 7.8%, to $32,607 at June 30, 2017 compared to $30,244 at December 31, 2016.  The increase in equity was primarily due to net income during the first six months of 2017.

Cash and Cash Equivalents

Cash and cash equivalents were $39,161 at June 30, 2017 compared to $24,934 at December 31, 2016.  This increase was primarily due to proceeds from the payoff and paydown of loans.

Time Deposits in Other Financial Institutions

Time deposits in other financial institutions totaled $23,558 at June 30, 2017 compared to $24,797 at December 31, 2016.  Management continues to utilize time deposits in other financial institutions in conjunction with the Bank’s securities portfolio in order to maximize yield and maintain a reasonable total duration for the Bank’s assets outside of the loan portfolio.   Original maturities of time deposits in other financial institutions range from four months to five years.   Most of the CDs with maturities beyond three years are callable with minimal early withdrawal penalties.  All of the deposits are in FDIC or National Credit Union Administration insured institutions and the amount on deposit with each individual institution does not exceed the deposit insurance limit of $250.  As of June 30, 2017, time deposits in other financial institutions had a weighted average rate of 1.52% and a weighted average remaining life of 0.099 years.

Loans

Total loans (excluding loans held for sale) at June 30, 2017 were $308,195, compared to $315,483 at December 31, 2016, a decrease of $7,288 or 2.3%.  The decrease in loans during the first six months of 2017 was primarily due to several significant construction loans that completed building projects but did not convert to permanent financing with the Bank.  These, and other, payoffs outpaced loan demand.

FINANCIAL CONDITION (Continued)

Loans in the portfolio at June 30, 2017 of approximately $80,456, or 26.1%, are at a variable rate of interest while $226,302, or 73.4%, are at a fixed rate, and $1,437, or 0.5%, are nonaccrual.  Within one year of June 30, 2017, $56,898, or 18.5%, of total loans are subject to repricing. As market rates dropped during the economic recession, management implemented rate floors for many variable rate loans in an effort to protect the Bank’s net interest margin.  As a result, as market rates begin to rise, loans at their floor will not reprice at higher rates until market rates rise above their contractual floor rates.  The existence of these rate floors may negatively impact our net interest margin as rates begin to rise, at least until rates rise above these floors.

On June 30, 2017, the Company’s loan to deposit ratio (including loans held for sale) was 72.3%, compared to 74.5% at December 31, 2016.  Management expects loan demand to modestly improve through the remainder of 2017, though payoff and paydown activity could result in some additional decreases in loan balances as was the case during the six months ended June 30, 2017.

Securities Available for Sale

Set forth below is a table showing the carrying amount and breakdown of the Company’s securities available for sale at June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Mortgage-backed - residential	$69,255	95.2%	$67,899	98.1%
State and municipal	1,333	1.8%	1,308	1.9%
Other debt securities	2,138	3.0%	—	0.0%
Total	$72,726	100.0%	$69,207	100.0%

The Company’s securities portfolio is used, among other things, to provide interest income and liquidity and for pledging purposes to secure public fund deposits.  As of June 30, 2017, the carrying value of securities increased $3,519 to $72,726, compared to $69,207 at December 31, 2016.  This increase is primarily due to purchasing securities in order to take advantage of higher rates during the first six months of 2017.  Securities available for sale as a percentage of total assets was 15.2% at June 30, 2017, compared to 14.6% at December 31, 2016.  Net unrealized loss on securities available for sale was $507 at June 30, 2017, compared to a net unrealized loss of $2,041 at December 31, 2016. Changes in interest rates in the securities market combined with changes in the makeup of our portfolio were the primary cause of this fluctuation in the net unrealized loss/gain.  Management is continually monitoring the credit quality of the Bank’s investments and believes that the unrealized losses that existed in the Bank’s portfolio at June 30, 2017 are temporary based on the bond ratings and anticipated recovery of the bonds held.  At June 30, 2017, the Company did not have the intent to sell these securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery.

Other Real Estate Owned

At June 30, 2017, other real estate owned totaled $2,788 compared to $4,697 at December 31, 2016, a decrease of $1,909 or 40.6%. Other real estate owned is comprised of properties acquired through or in lieu of foreclosure on real estate loans. This decrease is primarily due to the sale of properties during the first six months of 2017.  The Company recorded losses of $282 related to the sale of these properties.

Deposits

The Company relies on the Bank’s deposit growth, as well as alternative funding sources such as other borrowed money, Federal Home Loan Bank (“FHLB”) advances, and federal funds purchased from correspondent banks, to fund its operations.

FINANCIAL CONDITION (Continued)

The following table sets forth the composition of the deposits at June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$80,746	18.9%	$78,813	18.6%
Interest-bearing demand accounts	157,219	36.9%	145,824	34.4%
Savings accounts	36,921	8.7%	34,306	8.1%
Time deposits greater than $250	19,047	4.5%	25,839	6.1%
Other time deposits	132,345	31.0%	138,625	32.7%
Total	$426,278	100.0%	$423,407	100.0%

The following table sets forth all time deposits greater than $100 broken down by remaining maturity at June 30, 2017:

Three months or less	$11,592
Over three months through six months	13,488
Over six months through one year	28,455
Over one year	17,421
Total	$70,956

Total deposits were $426,278 at June 30, 2017, compared to $423,407 at December 31, 2016, an increase of $2,871.  The increase was primarily due to increases in noninterest-bearing deposits and interest-bearing deposits offset in part by decreases in time deposits. The Company believes this shift in deposit composition was due to customers deciding to hold funds in liquid funds as the prospect of a rising rate environment exists.

Shareholders’ Equity

At June 30, 2017, shareholders’ equity totaled $32,607, an increase of $2,363, or 7.8%, from $30,244 at December 31, 2016.  The increase was primarily due to net income for the first six months of 2017.

On February 25, 2016, the Company’s shareholders approved amendments to the Company’s charter that, among other things, canceled the amount of the accumulated but undeclared dividends in respect to the Company’s Series A Preferred Stock and reduced the face value of the Series A Preferred Stock from $1,000 per share to $650 per share.  These changes resulted in $4,265 of dividends being reversed, which reduced the Company’s accumulated deficit.  The reduction in liquidation value transferred $4,167 of capital from Series A Preferred Stock to Common Stock.  On June 30, 2016, all of the outstanding shares of Series A Preferred Stock were converted into 1,629,097 shares of Common Stock.

On September 27, 2016, the Company completed the issuance of 40,528 shares of its Common Stock in connection with a rights offering resulting in aggregate gross proceeds to the Company of approximately $193.  The Company used the net proceeds from the offering for general corporate purposes.

RESULTS OF OPERATIONS

Net Income

The Company had net income of $1,228 for the six months ended June 30, 2017 compared to net income of $1,428 for the same period in 2016, a decrease in net income of $200. This decrease was primarily due to recording provision for loan loss of $55 in the first six months of 2017 compared to recording a reversal of provision for loan loss of $578 in the first six months of 2016.  Net income available to common shareholders was $1,228 for the first six months of 2017 compared to $5,693 for the same period in 2016.  This decrease was primarily due to the forgiveness of $4,265 of Series A Preferred Stock accrued dividends in the first quarter of 2016.

The Company had net income of $727 for the three months ended June 30, 2017 compared to net income of $678 for the same period in 2016, an increase in net income of $49. Net income available to common shareholders was $727 for the three months ended June 30, 2017 compared to $678 for the same period in 2016. These increases were primarily due to a decrease in noninterest expense in the three months ended June 30, 2017 compared to the same period in 2016.

RESULTS OF OPERATIONS (Continued)

Average Balance Sheets, Net Interest Income

Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity and an analysis of net interest income for the six-month periods ended June 30, 2017 and 2016. The table reflects how changes in the volume of interest earning assets and interest-bearing liabilities and changes in interest rates have affected our interest income, interest expense, and net interest income for the periods indicated.  Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (changes in rate multiplied by prior volume); and (3) changes in rate/volume (changes in rate multiplied by change in volume).  The changes attributable to the combined impact of volume and rate have all been allocated to the changes due to rate.

	June 30, 2017			June 30, 2016			Change
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Due to Volume (1)	Due to Rate (2)	Total (3)
Gross loans (a) (b)	$311,451	4.94%	$7,630	$281,068	5.18%	$7,257	$784	$(411)	$373
Taxable securities available for sale	72,331	2.44%	874	102,569	2.19%	1,120	(330)	84	(246)
Tax exempt securities available for sale	229	3.52%	4	1,077	2.79%	15	(12)	1	(11)
Federal funds sold and other	52,084	1.27%	328	43,729	0.94%	204	39	85	124
Total interest earning assets	436,095	4.09%	8,836	428,443	4.02%	8,596	481	(241)	240
Cash and due from banks	4,202			3,068
Other nonearning assets	40,240			43,679
Allowance for loan losses	(3,754)			(3,993)
Total assets	$476,783			$471,197
Deposits:
NOW & money market investments	$152,702	0.38%	$290	$141,199	0.38%	$266	$21	$3	$24
Savings	35,760	0.10%	18	32,162	0.10%	16	2	—	2
Time deposits $250 and over	26,911	0.88%	117	27,486	0.60%	82	(1)	36	35
Other time deposits	131,239	0.93%	602	140,816	0.90%	629	(44)	17	(27)
Total interest-bearing deposits	346,612	0.60%	1,027	341,663	0.58%	993	(22)	56	34
Subordinated debentures	13,000	3.65%	235	23,000	3.25%	373	(162)	24	(138)
Federal funds purchased and other	3,958	0.00%	80	27	0.00%	—	—	80	80
Total other borrowings	16,958	3.75%	315	23,027	3.24%	373	(162)	104	(58)
Total interest-bearing liabilities	363,570	0.74%	1,342	364,690	0.75%	1,366	(184)	160	(24)
Noninterest-bearing liabilities	81,735			79,443
Total liabilities	445,305			444,133
Shareholders’ equity	31,478			27,064
Total liabilities and shareholders’ equity	$476,783			$471,197
Net interest income			$7,494			$7,230	$665	$(401)	$264
Net interest margin		3.47%			3.38%

(a)	Interest income includes fees on loans of $306 and $406 in 2017 and 2016, respectively.
(b)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.
(1)	Changes in volume multiplied by prior rate.
(2)	Changes in rate multiplied by prior volume.
(3)	Sum of (1) and (2).

RESULTS OF OPERATIONS (Continued)

Net Interest Income

Net interest income for the first six months of 2017 was $7,494, an increase of $264, or 3.7%, compared to $7,230 for the same period in 2016. The increase in net interest income is primarily due to an increase in income from loans and federal funds sold and other combined with a decrease in interest expense on subordinated debentures offset by a decrease in income from taxable securities.

Total interest income for the six months ended June 30, 2017 was $8,836, an increase of $240 from $8,596 for the same period in 2016. The increase in interest income was primarily due to an increase in income from loans and federal funds sold and other as a result of increases in the average balance of loans outstanding.  These increases were offset in part by a decrease in income from securities available for sale and a reduction in interest rates.

The increase in the average balance of loans during the first six months of 2017 was due to increased loan demand compared to the same period in 2016.  The increase in income from loans was due to an increase in the average balance of loans offset by a decrease in the average rate earned on loans.  The average rate earned on gross loans in the first six months of 2017 was 4.94% compared to 5.18% for the same period in 2016. This decrease in average rate earned on gross loans was due to loans in the past year being added at lower rates reflecting competitive pressures in our market area.

Interest income on taxable securities decreased $246 to $874 in the first six months of 2017 compared to $1,120 in the first six months of 2016. The decrease was primarily due to a decrease in the average balance of taxable securities.

Total interest expense was $1,342 in the first six months of 2017, a decrease of $24 from $1,366 in the first six months of 2016. The decrease in interest expense was primarily due to a decrease in the outstanding balance of the Company’s subordinated debentures in the first six months of 2017 compared to the same period in 2016.  This decrease was offset in part by an increase in interest expense on other borrowed money related to the Company’s $4.0 million holding company loan.

Net interest income for the three months ended June 30, 2017 was $3,726, an increase of $43, or 1.2%, compared to $3,683 for the same period in 2016. The increase in net interest income is primarily due to an increase in income from loans combined with a decrease in interest expense on subordinated debentures, similar to factors noted above for the first six months of 2017.

Total interest income for the three months ended June 30, 2017 was $4,411, an increase of $47 from $4,364 for the same period in 2016. The increase in interest income was primarily due to an increase in income from loans and federal funds sold and other, similar to factors noted above for the first six months of 2017.

Total interest expense was $685 in the three months ended June 30, 2017, an increase of $4 from $681 for the same period in 2016. The increase in interest expense was primarily due to an increase in interest expense on other borrowed money related to the Company’s $4.0 million holding company loan.  This increase was offset in part by a decrease in the outstanding balance of the Company’s subordinated debentures, similar to factors noted above for the first six months of 2017.

Provisions for Loan Losses

In the first six months of 2017, the Bank recorded $55 in provision for loan loss. In the first six months of 2016, the Bank reversed $578 of the allowance for loan loss.  The Bank recorded this provision in the first six months of 2017 in order to maintain the current level of allowance for loan losses; however, the amount of provision remains at historically low levels in light of stable asset quality metrics.  The ratio of allowance for loan losses to gross loans was 1.20% at June 30, 2017 compared to 1.19% at December 31, 2016.

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

RESULTS OF OPERATIONS (Continued)

Nonperforming loans increased from $2,332 at December 31, 2016 to $3,049 at June 30, 2017. The increase in nonperforming loans was primarily due to increases in troubled debt restructurings still accruing. The ratio of the allowance to nonperforming loans was 121.61% at June 30, 2017, compared to 161.06% at December 31, 2016. The portion of the allowance attributable to impaired loans was $71 at June 30, 2017 compared to $73 at December 31, 2016. Total impaired loans were $2,422 at June 30, 2017 compared to $1,334 at December 31, 2016.  The increase is due to one large relationship that was restructured as a TDR during the first six months of 2017.

The portion of the allowance attributable to historical and environmental factors has decreased slightly since December 31, 2016 due to the continued decrease of our incurred loss ratios. Management’s evaluation of the allowance for loan losses, in addition to specific loan allocations, is based on volume of non-impaired loans and changes in credit quality and environmental factors.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of June 30, 2017 and December 31, 2016, based on the most recent analysis performed, the risk category of loans by segment of loans is as follows:

June 30, 2017	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$30,913	$441	$—	$148	$—
1-4 family residential	106,821	7,312	50	812	—
Commercial real estate	122,595	2,701	—	1,343	—
Other real estate loans	8,223	—	—	—	—
Commercial, financial and agricultural	16,324	1,370	—	118	—
Consumer	6,454	66	—	23	—
Other loans	57	—	—	—	—
Total	$291,387	$11,890	$50	$2,444	$—

RESULTS OF OPERATIONS (Continued)

December 31, 2016	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$31,139	$243	$6	$500	$—
1-4 family residential	109,270	8,995	412	663	—
Commercial real estate	123,155	2,758	—	1,540	—
Other real estate loans	9,427	—	—	—	—
Commercial, financial and agricultural	17,527	1,309	—	390	—
Consumer	6,594	64	10	2	—
Other loans	145	—	—	—	—
Total	$297,257	$13,369	$428	$3,095	$—

The table below illustrates changes in the AFLL ratio (the ratio, expressed as a percentage, of the allowance for loan losses to total gross loans) over the past five quarters and the changes in related risk metrics over the same periods:

Quarter Ended	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016	June 30, 2016
AFLL Ratio	1.20%	1.21%	1.19%	1.15%	1.25%
ASC 450 allowance ratio (1)	1.19%	1.20%	1.17%	1.12%	1.18%
Specifically impaired loans (ASC 310 component)	$71	$79	$73	$92	$316
Historical and environmental (ASC 450-10 component)	3,637	3,697	3,684	3,376	3,408
Total allowance for loan loss	$3,708	$3,776	$3,757	$3,468	$3,724
Nonperforming loans to gross loans (2)	0.99%	0.82%	0.74%	0.79%	2.91%
Impaired loans to gross loans	0.79%	0.81%	0.42%	0.45%	2.59%
Allowance to nonperforming loans ratio	121.61%	148.31%	161.06%	146.02%	43.00%
Quarter-to-date net charge offs to average gross loans (3)	0.030%	0.000%	(0.030%)	(0.020%)	(0.010%)

(1)	Historical and environmental component as a percentage of non-impaired loans.
(2)	Nonaccrual loans and loans past due 90 or more days still accruing interest, and troubled debt restructurings still accruing interest as a percentage of gross loans.
(3)	Annualized.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

The following table presents information regarding loans included as nonaccrual and troubled debt restructurings and the gross income that would have been recorded in the six-month and three-month periods ended June 30, 2017 and 2016 if the loans had been current:

	Six months ended		Three months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Nonaccrual interest	$34	$28	$19	$(13)
Troubled debt restructurings interest	2	5	1	3

Noninterest Income

Total noninterest income for the first six months of 2017 was $1,214, a decrease of $294, or 19.5% from $1,508 for the same period in 2016. The decrease was primarily due to decreases in gains on sale of securities available for sale, investment service income, and service charges on deposit accounts.

Gains on sale of securities available for sale for the first six months of 2017 was $0 compared to $206 for the same period in 2016. This was due to the Company selling no securities in the first six months of 2017 while we sold securities during the same period of 2016.

RESULTS OF OPERATIONS (Continued)

Investment service income for the first six months of 2017 was $2, a decrease of $58, or 96.7%, from $60 for the same period in 2016. The decrease in investment service income is due to the Company choosing to outsource our investment department during the third quarter of 2016.

Service charges on deposit accounts for the first six months of 2017 was $872, a decrease of $54, or 5.8%, from $926 for the same period in 2016.  The decrease in service charges on deposit account is due to a decrease in interchange fee income as a result of major retailers operating in the Bank’s market area changing policies to accept debt card transactions only when the customer’s PIN is used.  This has led to a significant increase in the number of PIN debit card transactions and a decrease in the number of signature debit card transactions.  The Bank’s interchange income is lower on PIN transactions than on signature transactions.

Total noninterest income for the three months ended June 30, 2017 was $617, a decrease of $227, or 26.9% from $844 for the same period in 2016. The decrease was due to decreases in gains on sale of securities available for sale, investment service income, and service charges on deposit accounts, similar to factors noted above for the six-month period ended June 30, 2017.

The table below shows noninterest income for the six-month and three-month periods ended June 30, 2017 and 2016.

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Service charges on deposit accounts	$872	$926	$435	$473
Gain on sale of loans	100	92	50	57
Gain on sale of securities available for sale	—	206	—	169
Other:
Investment service income	2	60	1	29
Safe deposit box rental	16	15	8	8
Bank Owned Life Insurance income	134	126	69	62
ATM income	47	45	23	24
Other customer fees	25	31	16	18
Other service charges, commissions and fees	18	7	15	4
Total noninterest income	$1,214	$1,508	$617	$844

Noninterest Expense

Noninterest expense for the first six months of 2017 was $6,760, a decrease of $305, or 4.3%, from $7,065 for the same period in 2016. The decrease was primarily due to decreases in salaries and employee benefits, ATM expense, data processing, and regulatory and compliance expense partially offset by an increase in other real estate expense.

Salaries and employee benefits totaled $3,532 in the first six months of 2017, a decrease of $212, or 5.7%, from $3,744 for the same period in 2016. This decrease was primarily the result of a decrease in employee headcount.

ATM expenses totaled $250 in the first six months of 2017, a decrease of $136, or 35.2%, from $386 for the same period in 2016.  This decrease was primarily the result of a change to our ATM fee schedule during 2016 and additional network savings.

Data processing expense totaled $558 in the first six months of 2017, a decrease of $64, or 10.3%, from $622 for the same period in 2016. The decrease was primarily due to price discounts negotiated during the contract renewal process with our core processing provider.

Regulatory and compliance expense totaled $137 in the first six months of 2017, a decrease of $60, or 30.5%, from $197 for the same period in 2016. The decrease was primarily due to a reduction in the Bank’s FDIC insurance expense premium as a result of the lifting of all regulatory orders.

Other real estate expense totaled $265 for the first six months of 2017, an increase of $229 from $36 for the same period in 2016. Other real estate expense increased during the first six months of 2017 as a result of properties being sold at a loss.

Noninterest expense for the three months ended June 30, 2017 was $3,179, a decrease of $328, or 9.4%, from $3,507 for the same period in 2016. The decrease was primarily due to decreases in salaries and employee benefits, ATM expense, data processing, regulatory and compliance expense, similar to factors noted above for the six-month period ended June 30, 2016. The decrease was further due to a decrease in other real estate expense.

Other real estate expense totaled $6 for the three months ended June 30, 2017, a decrease of $28 from $34 for the same period in 2016. Other real estate expense decreased during the three months ended June 30, 2017 as a result of receiving a gain on the sale of a property.

RESULTS OF OPERATIONS (Continued)

The table below shows noninterest expense for the six-month and three-month periods ended June 30, 2017 and 2016:

	Six Months Ended June 30,		Three Months Ended June 30,
	2017	2016	2017	2016
Salaries and employee benefits	$3,532	$3,744	$1,716	$1,838
Regulatory and compliance	137	197	79	101
Occupancy	512	505	258	250
Furniture and equipment	183	174	87	84
Data processing fees	558	622	275	309
Advertising and public relations	86	87	33	39
Operational expense	248	226	121	107
Other real estate expense	265	36	6	34
Other:
Loan expense	42	26	38	10
Legal	84	77	34	46
Audit and accounting fees	150	165	78	90
Postage and freight	106	120	58	54
Director expense	189	203	98	100
ATM expense	250	386	107	183
Amortization of intangible asset	69	68	36	35
Insurance expense	77	97	38	43
Printing	22	32	7	15
Other employee expenses	41	41	14	14
Dues & memberships	34	30	18	15
Miscellaneous taxes and fees	40	26	13	14
Federal Reserve and other bank charges	25	18	13	10
Other	110	185	52	116
Total noninterest expense	$6,760	$7,065	$3,179	$3,507

Income Taxes

The effective income tax rate was 35.13% for the six months and 35.61% for the three months ended June 30, 2017, respectively, and 36.56% for the six months and 33.53% for the three months ended June 30, 2016, respectively.

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

As of June 30, 2017, the Company had federal and state income tax net operating loss (“NOL”) carryforwards of $16,878 and $44,738, respectively, which will expire at various dates from 2024 through 2035. Such NOL carryforwards expire as follows:

	Federal	State
2020-2024	$—	$8,954
2025-2029	—	35,784
2030-2034	16,878	—

The Company acknowledges the effort that is currently underway in the U.S. Congress to reduce the corporate tax rate.  If that effort is successful and the corporate tax rate is reduced, the Company may be required to write down the value of its net deferred tax assets with a charge to income tax expense.  At June 30, 2017, the Company had a total of $10,178 of net deferred tax assets.

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

The Bank’s primary uses of cash are lending to its borrowers and investing in securities and short-term interest-earning assets. During the first six months of 2017, deposit growth has outpaced loan growth due to increased loan payoff activity.  Management believes this trend will slow down throughout the remainder of 2017. In addition to funding loan growth, management plans to continue to utilize excess liquidity to invest in securities available for sale and time deposits in other financial institutions.

The Company has issued $23.0 million in principal amount of subordinated debentures in connection with trust preferred securities issued by trusts that are affiliates of the Company, $10.0 million of which is owned by a wholly owned subsidiary of the Company.  The Company timely made its scheduled interest payments on these subordinated debentures in each of the four quarters of 2016 and the first half of 2017.  As of June 30, 2017, the Company was current on all interest payments due related to its subordinated debentures.  The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters.  During the period in which it is deferring the payment of interest on its subordinated debentures, the indentures governing the subordinated debentures provide that the Company cannot pay any dividends on its Common Stock or preferred stock.

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

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Tennessee law limits the amount of dividends a bank incorporated under the laws of the state of Tennessee may pay to its shareholders to the current year’s net income and any retained net income for the prior two years.  At June 30, 2017, the Bank could dividend up to $6,917 to the Company, without the consent of the Commissioner of the Department or the FDIC.

In late 2010, the Basel Committee on Banking Supervision issued “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”), a new capital framework for banks and bank holding companies. Basel III imposes a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. In July 2013, the federal bank regulatory agencies, including the Federal Reserve and the FDIC, adopted final rules that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in Basel III and certain provisions of the Dodd-Frank Act. The rules, which became effective January 1, 2015, apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $1,000,000 or more (or that have a material amount of debt or equity securities registered with the SEC regardless of asset size), and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules established a new common equity Tier 1 minimum capital requirement of 4.5%, a minimum Tier 1 risk-based capital requirement of 6% (up from 4%), a total risk-based capital requirement of 8% and a Tier 1 leverage capital requirement of 4%.  In addition, the rules assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status.  In order to be considered “well capitalized”, the Bank must maintain at least the following minimum capital ratios: common equity Tier 1 capital of 6.5%; Tier 1 risked-based capital of 8% (up from 6%); total risk-based capital of 10%; and Tier 1 leverage capital of 5% and not be subject to a written agreement, order or directive to maintain capital above a specified level.  In order to be considered “well capitalized”, the Company must, if then subject to consolidated capital requirements, maintain at least the following minimum capital ratios: a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 10% and not be subject to a written agreement, order or directive to maintain capital above a specified level.

The rules limit a banking organization’s capital distributions and certain discretionary bonus payments as well as a banking organization’s ability to repurchase its own shares if the banking organization does not hold a “capital conservation buffer” consisting of an additional 2.5% of capital (when the buffer is fully phased in) in addition to the amount necessary to meet its minimum risk-based capital requirements. As a result, when fully phased in, these capital requirements, inclusive of the capital conservation buffer, would be a Tier 1 leverage ratio of 4%, a Tier 1 common risk-based equity capital ratio of 7%, a Tier 1 equity risk-based capital ratio of 8.5% and a total risk-based capital ratio of 10.5%.  As of January 1, 2017, 1.25% of the capital conservation buffer had been phased in.

Under the rules Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions, cumulative preferred stock and trust preferred securities (including associated subordinated debentures) issued after May 19, 2010 will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010 (like the Company’s subordinated debentures) will continue to count as Tier 1 capital subject to certain quantitative limitations.  The Company’s Series A Preferred Stock qualified as Tier 1 capital at December 31, 2015 and continued to qualify as Tier 1 capital until it was converted to Common Stock pursuant to the Conversion Agreement.  Common equity Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.  The final rules allow banks and their holding companies with less than $250,000,000 in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in Accumulated Other Comprehensive Income.  The Company and the Bank have opted out.

At June 30, 2017, the Company had unfunded loan commitments outstanding of $31,923 and unfunded letters of credit of $1,515. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If the Company needed to fund these outstanding commitments, it has the ability to liquidate federal funds sold or securities available for sale, withdraw funds deposited with other financial institutions, utilize FHLB advances, or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Company could sell participations in these or other loans to correspondent banks.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

At June 30, 2017 and December 31, 2016, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered “well capitalized” under regulatory guidelines were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Regulatory Provisions
June 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$46,875	14.39%	$26,057	8.00%	$32,572	10.00%
Consolidated	50,996	15.56%	26,224	8.00%	32,780	10.00%
Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$43,167	13.25%	$14,657	4.50%	$21,172	6.50%
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$43,167	13.25%	$19,543	6.00%	$26,057	8.00%
Consolidated	30,761	9.38%	13,112	4.00%	19,668	6.00%
Tier 1 Capital to average assets
Community First Bank & Trust	$43,167	9.15%	$18,866	4.00%	$23,583	5.00%
Consolidated	30,761	6.50%	18,935	4.00%	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Regulatory Provisions
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$45,424	13.79%	$26,359	8.00%	$32,948	10.00%
Consolidated	48,266	14.52%	26,593	8.00%	33,241	10.00%
Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$41,667	12.65%	$14,827	4.50%	$21,416	6.00%
Consolidated	N/A	N/A	N/A	N/A	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$41,667	12.65%	$19,769	6.00%	$26,359	8.00%
Consolidated	27,680	8.33%	13,296	4.00%	19,945	6.00%
Tier 1 Capital to average assets
Community First Bank & Trust	$41,667	8.91%	$18,704	4.00%	$23,380	5.00%
Consolidated	27,680	5.90%	18,779	4.00%	N/A	N/A

At its current capital ratios, each of the Bank and the Company is considered “well capitalized”.

Management continually monitors the Bank’s sources and uses of cash in order to plan for future liquidity needs. The Bank’s most potentially volatile funding liabilities are national market time deposits. The Bank reduced its reliance on these funding sources during the last three years.  The Bank’s national market CDs totaled $1,236 at June 30, 2017 and $3,720 at December 31, 2016. Management is currently utilizing national market CDs to take advantage of the favorable rates in that sector of the deposit market.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management uses a gap simulation model that takes cash flows into consideration. These include mortgage-backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and negotiable order of withdrawal (“NOW”) accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing our pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest-bearing deposits that is actually repriceable within a year. Our cumulative one year gap position at June 30, 2017, was 0.85% of total assets. Our policy states that our one-year cumulative gap should not exceed 15% of total assets.

At June 30, 2017, $169,116 of $475,406 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year totaled $100,602, or 33.0% of total loans, including loans held for sale at June 30, 2017. As of June 30, 2017, we had $122,027 in time deposits maturing or repricing within one year.

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

June 30, 2017
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in net interest income	0.47%	0.99%	(5.76%)	(11.12%)

December 31, 2016
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in net interest income	(1.35%)	0.05%	(4.40%)	(8.99%)

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

June 30, 2017
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in equity at risk	(8.18%)	(3.60%)	(0.12%)	(2.06%)

December 31, 2016
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in equity at risk	(12.01%)	(5.97%)	1.93%	2.35%

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

Community First, Inc.

(Registrant)

August 11, 2017	/s/ Louis E. Holloway
(Date)	Louis E. Holloway, Chief Executive Officer

August 11, 2017	/s/ Jon Thompson
(Date)	Jon Thompson, President and Chief Financial Officer