Form 10-Q
period 2017-09-30
COMMUNITY FIRST INC
filed 2017-11-07
CIK 1179500

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended:  September 30, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock as of the latest practicable date.  Common stock outstanding (no par value): 5,025,884 shares of common stock, no par value per share, as of November 7, 2017.

COMMUNITY FIRST, INC.

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

COMMUNITY FIRST, INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30, 2017 (UNAUDITED) AND DECEMBER 31, 2016

(Dollar amounts in thousands, except share and per share data)

	September 30, 2017	December 31, 2016
ASSETS
Cash and due from financial institutions	$29,097	$24,934
Time deposits in other financial institutions	23,558	24,797
Securities available for sale, at fair value	72,820	69,207
Loans held for sale, at fair value	231	561
Loans	315,874	315,483
Allowance for loan losses	(3,892)	(3,757)
Net loans	311,982	311,726
Restricted equity securities, at cost	1,727	1,727
Premises and equipment, net	10,488	11,378
Accrued interest receivable	1,130	1,122
Core deposit and customer relationship intangibles, net	699	804
Other real estate owned, net	2,535	4,697
Bank owned life insurance	10,593	10,389
Other assets	11,864	13,169
Total Assets	$476,724	$474,511

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits
Noninterest-bearing	$81,337	$78,813
Interest-bearing	341,378	344,594
Total Deposits	422,715	423,407
Subordinated debentures	13,000	13,000
Other borrowed money	3,759	4,000
Accrued interest payable	427	451
Other liabilities	3,570	3,409
Total Liabilities	443,471	444,267

Shareholders’ Equity
Common stock, no par value; 10,000,000 shares authorized; 5,025,884 shares issued and outstanding at September 30, 2017 and 4,998,788 shares issued and outstanding at December 31, 2016.	43,189	42,997
Accumulated deficit	(7,934)	(9,906)
Accumulated other comprehensive loss, net	(2,002)	(2,847)
Total Shareholders' Equity	33,253	30,244
Total Liabilities and Shareholders’ Equity	$476,724	$474,511

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Interest income
Loans, including fees	$11,519	$11,094	$3,889	$3,837
Taxable securities	1,307	1,526	433	406
Tax-exempt securities	6	19	2	4
Federal funds sold and other	529	341	201	137
Total interest income	13,361	12,980	4,525	4,384

Interest expense
Deposits	1,563	1,491	536	498
Subordinated debentures and other	446	583	131	210
Total interest expense	2,009	2,074	667	708

Net interest income	11,352	10,906	3,858	3,676
Provision for (reversal of) loan losses	55	(903)	—	(325)
Net interest income after provision for loan losses	11,297	11,809	3,858	4,001

Noninterest income
Service charges on deposit accounts	1,298	1,422	426	496
Gain on sale of loans	165	139	65	47
Gain on sale of securities available for sale	—	206	—	—
Other noninterest income	380	416	138	132
Total noninterest income	1,843	2,183	629	675

Noninterest expense
Salaries and employee benefits	5,169	5,642	1,637	1,898
Regulatory and compliance	226	301	89	104
Occupancy	755	758	243	253
Furniture and equipment	263	263	80	89
Data processing fees	854	864	296	242
Advertising and public relations	122	123	36	36
Operational expense	354	347	106	121
Other real estate owned expense	486	206	221	170
Other noninterest expense	1,861	2,217	622	743
Total noninterest expenses	10,090	10,721	3,330	3,656

Income before income tax expense	3,050	3,271	1,157	1,020

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Income tax expense	1,078	1,209	413	386

Net Income	1,972	2,062	744	634
Preferred stock dividends reversed/(accrued), net	—	4,167	—	(97)
Net income available to common shareholders	$1,972	$6,229	$744	$537

Income per share available to common shareholders
Basic	$0.39	$1.63	$0.15	$0.11
Diluted	$0.39	1.63	$0.15	0.11

Weighted average common shares outstanding
Basic	4,996,897	3,810,282	4,999,180	4,920,544
Diluted	4,996,897	3,810,282	4,999,180	4,920,544

Comprehensive Income
Net income	$1,972	$2,062	$744	$634
Reclassification adjustment for realized gains included in net income, net of income taxes of $0 for the nine months and three months ended September 30, 2017, respectively and $79 and $0 for the nine months and three months ended September 30, 2016, respectively	—	(127)	—	—
Unrealized gains/(losses) on securities, net of income taxes of $524 and $(63) for the nine months and three months ended September 30, 2017, respectively, and $390 and $63 for the nine months and three months ended September 30, 2016, respectively	845	1,021	(101)	165
Comprehensive income	$2,817	$2,956	$643	$799

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2017

(UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Common Shares	Common Stock	Accumulated Deficit	Accumulated Other Comprehensive Loss, Net	Total Shareholders’ Equity
Balance at January 1, 2017	4,998,788	$42,997	$(9,906)	$(2,847)	$30,244
Sale of shares of common stock through employee stock purchase plan	1,989	9	—	—	9
Shares of common stock issued in connection with employee stock grant	25,107	119	—	—	119
Vesting of common stock issued in connection with restricted employee stock grant	—	64	—	—	64
Net income	—	—	1,972	—	1,972
Reclassification adjustment for realized gains included in net income, net of income taxes of $0	—	—	—	—	—
Change in unrealized loss on securities available for sale, net of income taxes of $524	—	—	—	845	845
Balance at September 30, 2017	5,025,884	$43,189	$(7,934)	$(2,002)	$33,253

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED)

(Dollar amounts in thousands, except share and per share data)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities
Net income	$1,972	$2,062
Adjustments to reconcile net income to net cash from operating activities
Depreciation	488	457
Amortization on securities, net	455	616
Core deposit intangible amortization	105	105
Provision for/(reversal of provision for) loan losses	55	(903)
Funding of mortgage loans held for sale	(6,597)	(5,018)
Proceeds from sales of loans held for sale	7,084	4,946
Gains on sales of loans held for sale	(165)	(139)
(Increase)/decrease in accrued interest receivable	(8)	81
(Decrease)/increase in accrued interest payable	(24)	68
Increase in surrender value of bank owned life insurance	(204)	(190)
Gain on sale of securities	—	(206)
Gain on sale of fixed assets	(13)	—
Net loss on other real estate owned	461	108
Other, net	1,133	1,295
Net cash provided from operating activities	4,742	3,282
Cash flows from investing activities
Available for sale securities
Purchases:
Mortgage-backed securities	(7,850)	(22,463)
Other	(2,145)	—
Sales:
Mortgage-backed securities	—	46,476
Maturities, prepayments, and calls:
Mortgage-backed securities	7,296	10,931
Other	—	1,010
Net increase in loans	(420)	(37,806)
Proceeds from sales of other real estate owned	1,810	2,663
Proceeds from sale of premises and equipment	484	—
Decrease/(increase) in time deposits in other financial institutions	1,239	(743)
Purchase of premises and equipment	(69)	(131)
Net cash provided from/(used in) investing activities	345	(63)

COMMUNITY FIRST, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2017 AND 2016

(UNAUDITED, CONTINUED)

(Dollar amounts in thousands, except share and per share data)

	Nine Months Ended September 30,
	2017	2016
Cash flows from financing activities
Net (decrease)/increase in deposits	(692)	2,002
Proceeds from issuance of common stock	9	9
Proceeds from issuance of common stock through stock offering, net of issuance costs	—	30
Cash paid for preferred stock dividends	—	(97)
Cash paid in repayment of other borrowed money	(241)	—
Net cash (used in)/provided from financing activities	(924)	1,944
Net increase in cash and cash equivalents	4,163	5,163
Cash and cash equivalents at beginning of period	24,934	19,387
Cash and cash equivalents at end of period	$29,097	$24,550

Supplemental disclosures of cash flow information
Cash paid during year for:
Interest	$2,033	$2,006
Income taxes paid	162	59
Loans transferred to other real estate owned	109	—

See accompanying notes to unaudited consolidated financial statements.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

The consolidated financial statements include Community First, Inc. and its wholly-owned subsidiary, Community First Bank & Trust.  The Company’s other subsidiary, Community First TRUPS Holding Company (“TRUPS HC”), was newly formed in 2016 to purchase and hold securities associated with the Company’s subordinated debentures.  The sole subsidiary of Community First Bank & Trust is Community First Properties, Inc. (“Properties”), which was originally established as a Real Estate Investment Trust (“REIT”) but which terminated its REIT election in the first quarter of 2012.   Community First Bank & Trust together with its subsidiary is referred to herein as the “Bank.”   Intercompany transactions and balances are eliminated in consolidation. Community First, Inc., together with the Bank, is referred to herein as the “Company.”

The Bank conducts substantially all of its banking activities in Maury, Williamson, and Hickman Counties in Tennessee.  Its primary deposit products are checking, savings, and term certificate accounts, and its primary lending products are residential mortgage, commercial, and installment loans.  Substantially all loans are secured by specific items of collateral including business assets, consumer assets, and commercial and residential real estate.  Commercial loans are expected to be repaid from cash flows from operations of businesses.  The significant loan concentrations that exceed 10% of total loans are as follows:  commercial real estate loans, and 1-4 family residential loans.  The customers’ ability to repay these types of loans is dependent on the real estate and general economic conditions in the Company’s market areas.  Other financial instruments, which potentially represent concentrations of credit risk, include deposit accounts in other financial institutions and federal funds sold.

The unaudited consolidated financial statements as of September 30, 2017 and for the nine-month and three-month periods ended September 30, 2017 and 2016 have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X as promulgated by the Securities and Exchange Commission (the “SEC”) and, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary to present fairly the information.  They do not include all the information and footnotes required by GAAP for complete financial statements.  Operating results for interim periods are not necessarily indicative of the results that may be expected for the entire year. For further information, refer to the 2016 consolidated audited financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 3, 2017 (File No. 000-49966) (the “2016 Form 10-K”).

On August 22, 2017, Community First, Inc. and Community First Bank & Trust entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Commerce Union Bancshares, Inc., a Tennessee corporation (“Commerce Union”), Pioneer Merger Sub, Inc., a Tennessee corporation and wholly owned subsidiary of Commerce Union (“Merger Sub”), and Reliant Bank, a Tennessee-chartered commercial bank and wholly owned subsidiary of Commerce Union (“Reliant”). On the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Community First, Inc. (the “Merger”), with Community First, Inc. to be the surviving corporation. As soon as reasonably practicable following the consummation of the Merger and as part of a single integrated transaction, Commerce Union will cause Community First, Inc. (as the surviving corporation of the Merger) to be merged with and into Commerce Union (the “Second Step Merger”), with Commerce Union continuing as the surviving corporation of the Second Step Merger. Immediately following the Second Step Merger, Community First Bank & Trust will merge with and into Reliant. The Merger Agreement was unanimously approved and adopted by the board of directors of Community First, Inc. and the board of directors of Commerce Union. Under and subject to the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of Common Stock will be converted into the right to receive 0.481 shares of Commerce Union common stock, par value $1.00 per share. The consummation of the Merger is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals. The Company expects the Merger to close in the first quarter of 2018.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2017

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

Allowance for Loan Losses:  Credit risk is inherent in the business of extending loans to borrowers.  This credit risk is addressed through a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, management’s analysis of the current and projected economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2017

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

September 30, 2017

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

September 30, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 2 - SECURITIES AVAILABLE FOR SALE

The following table summarizes the amortized cost and fair value of the available for sale securities portfolio at September 30, 2017 and December 31, 2016 and the corresponding amounts of gross unrealized gains and losses recognized in accumulated other comprehensive income (loss), net of applicable income taxes:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2017
Mortgage-backed - residential	$70,068	$46	$(753)	$69,361
State and municipal	1,307	17	—	1,324
Other debt securities	2,116	19	—	2,135
Total	$73,491	$82	$(753)	$72,820
December 31, 2016
Mortgage-backed - residential	$69,938	$21	$(2,060)	$67,899
State and municipal	1,309	3	(4)	1,308
Total	$71,247	$24	$(2,064)	$69,207

The proceeds from sales of securities and the associated gains and losses are listed below:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Proceeds	$—	$46,476	$—	$—
Gross gains	—	237	—	—
Gross losses	—	(31)	—	—

The amortized cost and fair value of the securities portfolio are shown by contractual maturity. Expected maturities may differ from contractual maturities if borrowers have the right to call or prepay obligations with or without call or prepayment penalties.  Mortgage backed securities are presented separately due to varying maturity dates as a result of prepayments.

	September 30, 2017
	Amortized Cost	Fair Value
Due in one year or less	$101	$102
Due after one through five years	403	408
Due after five through ten years	2,919	2,948
Mortgage backed - residential	70,068	69,362
Total	$73,491	$72,820

At September 30, 2017 and December 31, 2016, respectively, securities totaling $46,125 and $47,707 were pledged to secure public deposits.

The Company did not hold securities of any one issuer with a face amount greater than 10% of shareholders’ equity as of September 30, 2017 or December 31, 2016.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 2 - SECURITIES AVAILABLE FOR SALE (Continued)

The following table summarizes securities with unrealized losses at September 30, 2017 and December 31, 2016 aggregated by major security type and length of time in a continuous unrealized loss position:

September 30, 2017	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Mortgage-backed - residential	$31,634	$(133)	$18,966	$(620)	$50,600	$(753)
Total temporarily impaired	$31,634	$(133)	$18,966	$(620)	$50,600	$(753)

December 31, 2016	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
Mortgage-backed - residential	$67,475	$(2,060)	$—	$—	$67,475	$(2,060)
State and municipals	1,079	(4)	—	—	1,079	(4)
Total temporarily impaired	$68,554	$(2,064)	$—	$—	$68,554	$(2,064)

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

When an OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss. If an entity intends to sell or it is more likely than not it will be required to sell the security before recovery of its amortized cost basis, less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors is recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in accumulated other comprehensive income becomes the new amortized cost basis of the investment.

As of September 30, 2017, the Company’s securities portfolio consisted of 47 securities, 28 of which were in an unrealized loss position. Because the decline in fair value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company did not have at September 30, 2017 the intent to sell these securities and at that date it was likely that it would not be required to sell the securities before their anticipated recovery, the Company did not consider these securities to be other-than-temporarily impaired at September 30, 2017.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 3 - LOANS

Loans outstanding by category at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017	December 31, 2016
Real estate construction:
Residential construction	$11,868	$18,834
Other construction	12,116	13,056
1-4 family residential:
Revolving, open ended	10,066	11,908
First liens	103,080	106,074
Junior liens	2,400	1,909
Commercial real estate:
Farmland	6,747	6,642
Owner occupied	65,918	63,313
Non-owner occupied	70,635	58,259
Other real estate secured loans	8,087	9,427
Commercial, financial and agricultural:
Agricultural	1,767	1,132
Commercial and industrial	16,589	18,103
Consumer	6,530	6,681
Other	71	145
	$315,874	$315,483

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following tables present activity in the allowance for loan losses for the nine-month and three-month periods ended September 30, 2017 and September 30, 2016 and the outstanding loan balance by portfolio segment as of September 30, 2017 and December 31, 2016 and are based on impairment methods as of September 30, 2017, September 30, 2016 and December 31, 2016. The balances for “recorded investment” in the following tables related to credit quality do not include approximately $882, $810 and $898 in accrued interest receivable at September 30, 2017, September 30, 2016 and December 31, 2016, respectively. Accrued interest receivable is a component of the Company’s recorded investment in loans.

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Other Loans	Unallocated	Total
Nine months ended September 30, 2017
Activity in the allowance for loan losses:
Beginning balance	$861	$1,809	$607	$5	$460	$15	$—	$—	$3,757
Charge-offs	(2)	(76)	—	—	(3)	(2)	(55)	—	(138)
Recoveries	2	24	8	—	48	8	128	—	218
Provision/(reversal of provision)	(237)	74	80	7	(119)	(6)	(73)	329	55
Total ending allowance balance	$624	$1,831	$695	$12	$386	$15	$—	$329	$3,892
Nine months ended September 30, 2016
Activity in the allowance for loan losses:
Beginning balance	$873	$1,679	$720	$12	$588	$17	$—	$386	$4,275
Charge-offs	—	(5)	—	—	—	—	—	—	(5)
Recoveries	3	30	9	—	3	7	—	—	52
Provision/(reversal of provision)	(154)	(266)	(188)	(12)	(83)	(9)	—	(142)	(854)
Total ending allowance balance	$722	$1,438	$541	$—	$508	$15	$—	$244	$3,468

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Other Loans	Unallocated	Total
Three months ended September 30, 2017
Activity in the allowance for loan losses:
Beginning balance	$778	$1,812	$652	$12	$398	$15	$—	$41	$3,708
Charge-offs	—	—	—	—	—	(2)	(4)	—	(6)
Recoveries	2	17	2	—	46	1	122	—	190
Provision/(reversal of provision)	(156)	2	41	—	(58)	1	(118)	288	—
Total ending allowance balance	$624	$1,831	$695	$12	$386	$15	$—	$329	$3,892
Three months ended September 30, 2016
Activity in the allowance for loan losses:
Beginning balance	$722	$1,492	$641	$—	$592	$15	$—	$262	$3,724
Charge-offs	—	—	—	—	—	—	(16)	—	(16)
Recoveries	—	11	3	—	1	6	64	—	85
Provision/(reversal of provision)	—	(65)	(103)	—	(85)	(6)	(48)	(18)	(325)
Total ending allowance balance	$722	$1,438	$541	$—	$508	$15	$—	$244	$3,468

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

	Real Estate Construction	1-4 Family Residential	Commercial Real Estate	Other Real Estate Secured Loans	Commercial, Financial and Agricultural	Consumer	Other Loans	Unallocated	Total
Ending allowance balance attributable to loans at September 30, 2017:
Individually evaluated for impairment	$—	$14	$57	$—	$—	$—	$—	$—	$71
Collectively evaluated for Impairment	624	1,817	638	12	386	15	—	329	3,821
Total ending allowance balance	$624	$1,831	$695	$12	$386	$15	$—	$329	$3,892
Ending allowance balance attributable to loans at December 31, 2016:
Individually evaluated for impairment	$—	$18	$55	$—	$—	$—	$—	$—	$73
Collectively evaluated for Impairment	861	1,791	552	5	460	15	—	—	3,684
Total ending allowance balance	$861	$1,809	$607	$5	$460	$15	$—	$—	$3,757
Loans at September 30, 2017:
Individually evaluated for impairment	$—	$477	$1,883	$—	$42	$8	$—		$2,410
Collectively evaluated for impairment	23,984	115,069	141,417	8,087	18,314	6,522	71		313,464
Total loans balance	$23,984	$115,546	$143,300	$8,087	$18,356	$6,530	$71		$315,874
Loans at December 31, 2016:
Individually evaluated for impairment	$2	$554	$761	$—	$7	$10	$—		$1,334
Collectively evaluated for impairment	31,888	119,337	127,453	9,427	19,228	6,671	145		314,149
Total loans balance	$31,890	$119,891	$128,214	$9,427	$19,235	$6,681	$145		$315,483

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the nine months ended September 30, 2017:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
Real estate construction:
Other construction	$—	$—	$—	$1	$—	$—
1-4 family residential:
Revolving, open ended	31	31	—	33	2	2
First liens	393	394	—	396	5	5
Junior liens	19	19	—	20	1	1
Commercial real estate:
Farmland	77	77	—	108	4	4
Owner occupied	805	804		202	34	21
Non-owner occupied	401	401	—	122	17	11
Commercial, financial and agricultural
Agricultural	36	36	—	9	2	2
Commercial and industrial	9	6	—	596	1	1
Total with no related allowance recorded	1,771	1,768	—	1,487	66	47
With an allowance recorded:
1-4 family residential:
Revolving, open ended	33	33	14	33	1	1
First liens	—	—	—	36	—	—
Commercial real estate:
Owner occupied	601	601	56	607	13	13
Non-owner occupied	—	—	1	—	—	—
Consumer	8	8	—	9	—	—
Total with an allocated allowance recorded	642	642	71	685	14	14
Total	$2,413	$2,410	$71	$2,172	$80	$61

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

Loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2017:

	Average Recorded Investment	Income Recognized	Cash Basis Income Recognized
With no related allowance recorded:
1-4 family residential:
Revolving, open ended	$32	$1	$1
First liens	394	2	2
Junior liens	19	—	—
Commercial real estate:
Farmland	96	—	—
Owner occupied	403	34	21
Non-owner occupied	215	16	10
Commercial, financial and agricultural
Agricultural	18	2	2
Commercial and industrial	596	(29)	(30)
Total with no related allowance recorded	1,773	26	6
With an allowance recorded:
1-4 family residential:
Revolving, open ended	33	—	—
First liens	1	—	—
Commercial real estate:
Owner occupied	604	4	4
Consumer	8	—	—
Total with an allocated allowance recorded	646	4	4
Total	$2,419	$30	$10

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2017

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

September 30, 2017

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

September 30, 2017

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

Troubled Debt Restructurings

The Company had $2,377 of loans with allocated specific reserves of $56 to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2017 compared to $1,302 of loans with allocated specific reserves of $62 at December 31, 2016.  The Company lost $3 and $7 of interest income in the nine months and $1 of interest income in each of the three months ended September 30, 2017 and 2016, respectively, that would have been recorded in interest income if the specific loans had not been restructured.  Troubled debt restructurings still accruing interest totaled $1,874 and $737 at September 30, 2017 and December 31, 2016, respectively. The Bank had no commitments to lend additional funds to loans classified as troubled debt restructurings at September 30, 2017 or December 31, 2016.

Modifications involving a reduction of the stated interest rate and extension of the maturity date of the loan were for periods ranging from six months to two years.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

Loans classified as troubled debt restructurings are included in impaired loans.

Changes in the Company’s restructured loans are set forth in the table below:

	Number of Loans	Recorded Investment
Totals at January 1, 2017	19	$1,302
Additional loans with concessions	2	1,178
Reductions due to:
Reclassified as nonperforming	—	—
Paid in full	(1)	(10)
Charge-offs	(2)	(61)
Transfer to other real estate owned	—	—
Principal paydowns	—	(32)
Lapse of concession period	—	—
TDR reclassified as performing loan	—	—
Totals at September 30, 2017	18	$2,377

The following table presents loans by class modified as troubled debt restructurings that occurred during the first nine months of 2017 and 2016:

	Number of Contracts	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
September 30, 2017
Commercial, financial and agricultural
Commercial and industrial	2	$1,178	$1,178
Total	2	$1,178	$1,178
September 30, 2016
1-4 family residential:
First liens	1	$26	$26
Total	1	$26	$26

The pre-modificaiton and post-modification recorded investment amount represents the recorded investment on the date of the loan modification.  Since the modifications on this loan were an interest rate concession and payment term extension, not principal reductions, the pre-modification and post-modification recorded investment is the same.

Troubled debt restructurings described in the table above had an outstanding balance of $1,178 at September 30, 2017.  There was no increase for the allowance for loan losses and no specific reserve recorded during the first nine months of 2017 or 2016.

A loan is considered to be in payment default once it is more than 90 days contractually past due under the modified terms.  There were no troubled debt restructurings for which there was a payment default within twelve months following the modification during the first nine months of 2017 or 2016.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2017

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

The following table presents the recorded investment in nonaccrual loans and loans past due over 90 days still accruing by class of loans as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Nonaccrual	Loans past due over 90 days still accruing	Nonaccrual	Loans past due over 90 days still accruing
Real estate construction:
Residential construction	$135	$—	$135	$—
Other construction	—	—	14	—
1-4 family residential:
Revolving, open ended	33	—	33	—
First liens	709	—	761	—
Commercial real estate:
Owner occupied	413		221
Non-owner occupied	—	—	419	—
Commercial, financial and agricultural:
Commercial and industrial	63	—	12	—
Consumer	56	—	—	—
Total	$1,409	$—	$1,595	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans, including nonaccrual loans, as of September 30, 2017 and December 31, 2016 by class of loans:

	30 – 59 Days Past Due	60 – 89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Current	Total
September 30, 2017
Real estate construction:
Residential construction	$126	$—	$135	$261	$11,607	$11,868
Other construction	—	—	—	—	12,116	12,116
1-4 family residential:
Revolving, open ended	—	—	33	33	10,033	10,066
First liens	421	48	493	962	102,118	103,080
Junior liens	30	7	—	37	2,363	2,400
Commercial real estate:
Farmland	—	—	—	—	6,747	6,747
Owner occupied	196	—	413	609	65,309	65,918
Non-owner occupied	—	1,178	—	1,178	69,457	70,635
Other real estate secured loans	—	—	—	—	8,087	8,087
Commercial, financial and agricultural:
Agricultural	—	—	—	—	1,767	1,767
Commercial and industrial	40	—	63	103	16,486	16,589
Consumer	41	—	18	59	6,471	6,530
Tax exempt	—	—	—	—	—	—
Other loans	—	—	—	—	71	71
Total	$854	$1,233	$1,155	$3,242	$312,632	$315,874

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2017

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

September 30, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 3 – LOANS (Continued)

Impaired loans are evaluated separately from other loans in the Bank’s portfolio.  Credit quality information related to impaired loans was presented above and is excluded from the tables below.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.  As of September 30, 2017 and December 31, 2016, and based on the most recent analysis performed, the risk categories of loans by class of loans are as follows:

	Pass	Watch	Special Mention	Substandard	Doubtful
September 30, 2017
Real estate construction:
Residential construction	$11,607	$126	$—	$135	$—
Other construction	11,764	340	—	12	—
1-4 family residential:
Revolving, open ended	9,963	—	—	39	—
First liens	94,624	7,364	48	652	—
Junior liens	2,344	30	7	—	—
Commercial real estate:
Farmland	5,562	446	—	661	—
Owner occupied	62,231	1,868	—	413	—
Non-owner occupied	68,888	1,345	—	—	—
Other real estate loans	8,087	—	—	—	—
Commercial, financial and agricultural:
Agricultural	1,731	—	—	—	—
Commercial and industrial	15,544	973	—	66	—
Consumer	6,466	8	—	49	—
Other loans	71	—	—	—	—
Total	$298,882	$12,500	$55	$2,027	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2017

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

September 30, 2017

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

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Basic
Net income	$1,972	$2,062	$744	$634
Less: Preferred stock dividends reversed	—	4,167	—	(97)
Net Income available to common shareholders	$1,972	$6,229	$744	$537
Weighted common shares outstanding including participating securities	5,023,563	3,850,281	5,025,846	4,960,543
Less: Participating securities	(26,666)	(39,999)	(26,666)	(39,999)
Weighted average shares	4,996,897	3,810,282	4,999,180	4,920,544
Basic net income per share	$0.39	$1.63	$0.15	$0.11
Diluted
Net income available to common shareholders	$1,972	$6,229	$744	$537
Weighted average common shares	4,996,897	3,810,282	4,999,180	4,920,544
Add: Dilutive effects of assumed exercises of stock options	—	—	—	—
Average common shares and dilutive potential common shares outstanding	4,996,897	3,810,282	4,999,180	4,920,544
Diluted net income per share	$0.39	$1.63	$0.15	$0.11

At September 30, 2017 and 2016, respectively, stock options for 20,700 and 40,400 shares of common stock were not considered in computing diluted net income per share for the nine-month and three-month periods ended September 30, 2017 and 2016 because they were antidilutive.

NOTE 5 - INCOME TAXES

The Company recorded $1,078 of income tax expense for the nine months and $413 of income tax expense for the three months ended September 30, 2017, which is an effective tax rate of 35.34% and 35.70%, respectively.  Due to economic conditions and losses recognized between 2008 and 2015, the Company established a valuation allowance against materially all of its deferred tax assets.  Due to improvements in the Company’s performance and overall condition, management determined during the fourth quarter of 2015 that it is more likely than not that the Company’s deferred tax asset can be realized through current and future taxable income.  The Company has approximately $43,324 in net operating losses for state tax purposes that begin to expire in 2024 and $15,492 for federal tax purposes that begin to expire in 2031 to be utilized by future earnings.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2017

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

September 30, 2017

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

Appraisals for both collateral dependent impaired loans and OREO are performed by certified general appraisers, certified residential appraisers or state licensed appraisers whose qualifications and licenses are annually reviewed and verified by the Bank. Once received, either Bank personnel or an independent review appraiser reviews the assumptions and approaches utilized in the appraisal, as well as the overall resulting fair value, and determines whether the appraisal is reasonable. Appraisals for collateral dependent impaired loans and OREO are updated annually. On an annual basis, the Company compares the actual selling costs of collateral that has been liquidated to the selling price to determine what additional adjustment should be made to the appraisal value to arrive at fair value. Beginning in the third quarter of 2010 and continuing through the quarter ended September 30, 2017, the Company’s analysis indicated that a discount of 15% should be applied to properties with appraisals performed within 12 months.

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

Assets and Liabilities Measured on a Recurring Basis

		Fair Value Measurements at September 30, 2017 using
	Carrying Value	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
Mortgage-backed - residential	$69,361	$69,361	$—
State and municipals	1,324	1,324	—
Other debt securities	2,135	2,135	—
Total available for sale securities	72,820	72,820	—
Loans held for sale	231	231	—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2017

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

There were no transfers among fair value pricing levels during the nine months and three months ended September 30, 2017 and 2016.

The following table summarizes the differences between the fair value and the principal balance for loans held for sale measured at fair value as of September 30, 2017 and December 31, 2016:

	September 30, 2017			December 31, 2016
	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference	Aggregate Fair Value	Aggregate Unpaid Principal Balance	Difference
Loans held for sale, in secondary market	$231	$225	$6	$561	$547	$14

The table below presents a reconciliation and income statement classification of gains and losses for all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine-month and three-month periods ended September 30, 2017 and 2016:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3) State and County Municipal Securities
	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$—	$101	$—	$—
Securities sold	—	(100)	—	—
Change in fair value	—	(1)	—	—
Ending balance	$—	$—	$—	$—

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 6 - FAIR VALUE (Continued)

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

	September 30, 2017
	Carrying Value	Fair Value Measurements using other significant unobservable inputs (Level 3)
Assets:
Impaired loans:
1-4 family residential	$19	$19
Commercial real estate	206	206
Commercial, financial and agricultural	5	5
Total impaired loans	230	230
Other real estate owned:
Construction and development	2,220	2,220
1-4 family residential	149	149
Non-farm, non-residential	166	166
Total other real estate owned	2,535	2,535

	December 31, 2016
	Carrying Value	Fair Value Measurements using other significant unobservable inputs (Level 3)
Assets:
Impaired loans:
1-4 family residential	$21	$21
Commercial real estate	206	206
Total impaired loans	227	227
Other real estate owned:
Construction and development	2,839	2,839
1-4 family residential	149	149
Non-farm, non-residential	1,709	1,709
Total other real estate owned	4,697	4,697

Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $264 at September 30, 2017, with a valuation allowance of $34, resulting in an immaterial impact on the allowance for loan losses for the nine-month period ended September 30, 2017, while no additional provision was recorded in the first nine months of 2016 on impaired loans. Impaired loans, with specific allocations or partial charge offs based on the fair value of the underlying collateral for collateral dependent loans, had a recorded investment of $254, with a valuation allowance of $27, resulting in an immaterial impact on the allowance for the loan losses for the year ended December 31, 2016.

Other real estate owned, measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $2,535, which is made up of the outstanding balance of $3,584, net of a valuation allowance of $1,049 at September 30, 2017, resulting in no writedowns charged to expense in the nine months ended September 30, 2017, compared to no write-down charged to expense in the nine months ended September 30, 2016. Net carrying amount was $4,697 at December 31, 2016, which was made up of the outstanding balance of $6,086, net of a valuation allowance of $1,389.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 6 - FAIR VALUE (Continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments at fair value on a non-recurring basis at September 30, 2017:

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average) (1)
Impaired Loans:
1-4 family residential	$19	Sales comparison approach	Adjustment for differences between comparable sales	(0.0%) - (0.0%) (0.0%)
Commercial real estate	$206	Sales comparison approach	Adjustment for differences between comparable sales	(0.0%) - (8.0%) (8.0%)
Commercial, financial and agricultural	$5	Sales comparison approach	Adjustment for differences between comparable sales	(0.0%) - (0.0%) (0.0%)
Other real estate owned:
Construction and development	$2,220	Sales comparison approach	Adjustment for differences between comparable sales	(0.0%) - (0.0%) (0.0%)
1-4 family residential	$149	Sales comparison approach	Adjustment for differences between comparable sales	(0.0%) - (8.25%) (0.4%)
Non-farm, non-residential	$166	Sales comparison approach	Adjustment for differences between comparable sales	(0.0%) - (0.0%) (0.0%)

(1)

The range presented in the table reflects the discounts applied by the independent appraiser in arriving at their conclusion of market value. Management applies an additional 15% discount to the appraiser’s conclusion of market value to arrive at fair value.

Carrying amount and estimated fair values of significant financial instruments at September 30, 2017 and December 31, 2016 were as follows:

	September 30, 2017
	Carrying Amount	Total	Level 1	Level 2	Level 3
Financial assets
Cash and cash equivalents	$29,097	$29,097	$29,097	$—	$—
Time deposits in other financial institutions	23,558	23,555	—	23,555	—
Securities available for sale	72,820	72,820	—	72,820	—
Loans, net of allowance	311,982	298,145	—	—	298,145
Restricted equity securities	1,727	NA	NA	NA	NA
Financial liabilities
Deposits with stated maturities	188,091	189,028	—	189,028	—
Deposits without stated maturities	234,624	234,624	234,624	—	—
Subordinated debentures	13,000	13,000	—	—	13,000

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2017

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

Prompt corrective action regulations classify banks into one of five capital categories depending on how well they meet their minimum capital requirements.  Although these terms are not used to represent the overall financial condition of a bank, the classifications are:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  If adequately capitalized or worse, or subject to a written agreement, consent order, or cease and desist order requiring higher minimum capital levels, regulatory approval would be required for the Bank to accept, renew or rollover brokered deposits.  If a bank is classified as undercapitalized or worse, its capital distributions are restricted, as is its asset growth and expansion, and capital restoration plans are required.  At September 30, 2017, the Bank’s capital ratios were above those levels necessary to be considered “well capitalized” under the regulatory framework for prompt corrective action.

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2017

(Unaudited)

(Dollar amounts in thousands, except share and per share data)

NOTE 7 – REGULATORY MATTERS (Continued)

The Company’s principal source of funds for dividend and/or interest payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid by the Bank in any calendar year is limited to the current year’s net income, combined with the retained net income of the preceding two years, subject to the capital requirements described above.  At September 30, 2017, the Bank could dividend up to $7,427 to the Company, without the consent of the Commissioner of the Tennessee Department of Financial Institutions (the “Department”) or the FDIC.

The Company’s and the Bank’s capital amounts and ratios at September 30, 2017 and December 31, 2016, were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Applicable Regulatory Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2017
Total Capital to risk weighted assets
Community First Bank & Trust	$48,220	14.59%	$26,436	8.00%	$33,046	10.00%
Consolidated	52,562	15.92%	26,411	8.00%	33,014	10.00%
Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$44,328	13.41%	$14,870	4.50%	$21,480	6.50%
Consolidated	27,174	8.23%	14,856	4.50%	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$44,328	13.41%	$19,827	6.00%	$26,436	8.00%
Consolidated	32,464	9.83%	13,206	4.00%	19,809	6.00%
Tier 1 Capital to average assets
Community First Bank & Trust	$44,328	9.41%	$18,845	4.00%	$23,556	5.00%
Consolidated	32,464	6.90%	18,832	4.00%	N/A	N/A
December 31, 2016
Total Capital to risk weighted assets
Community First Bank & Trust	$45,424	13.79%	$26,359	8.00%	$32,948	10.00%
Consolidated	48,266	14.52%	26,593	8.00%	33,241	10.00%
Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$41,667	12.65%	$14,827	4.50%	$21,416	6.00%
Consolidated	24,681	7.42%	14,958	4.50%	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$41,667	12.65%	$19,769	6.00%	$26,359	8.00%
Consolidated	27,680	8.33%	13,296	4.00%	19,945	6.00%
Tier 1 Capital to average assets
Community First Bank & Trust	$41,667	8.91%	$18,704	4.00%	$23,380	5.00%
Consolidated	27,680	5.90%	18,779	4.00%	N/A	N/A

COMMUNITY FIRST, INC.

Notes to Consolidated Financial Statements

September 30, 2017

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

September 30, 2017

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

OVERVIEW

(amounts in thousands, except share and per share data)

The following discussion compares the financial condition of the Company at September 30, 2017 to December 31, 2016, and the results of operations for the nine months and three months ended September 30, 2017 to the nine months and three months ended September 30, 2016.  This discussion should be read in conjunction with the interim financial statements and footnotes included herein.

Certain of the statements made herein, including information incorporated herein by reference to other documents, are “forward-looking statements” within the meaning and subject to the protections of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act.  Forward-looking statements include statements with respect to our beliefs, plans, objectives, goals, expectations, anticipations, assumptions, estimates, intentions, and future performance, and involve known and unknown risks, uncertainties and other factors, which may be beyond our control, and which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements.  In addition, forward-looking statements in this Quarterly Report on Form 10-Q include information regarding the proposed Merger, the potential effects of the pending Merger on our business and operations prior to the consummation thereof, the effects on us if the Merger is not consummated, and information regarding the combined operations and business of Commerce Union and the Company following the Merger, if consummated. All statements other than statements of historical fact are statements that could be forward-looking statements.  You can identify these forward-looking statements through our use of words such as “may,” “will,” “anticipate,” “assume,” “should,” “indicate,” “would,” “believe,” “contemplate,” “expect,” “estimate,” “continue,” “plan,” “point to,” “project,” “could,” “intend,” “target,” and other similar words and expressions of the future.

These forward-looking statements may not be realized due to a variety of factors, including, without limitation those described under Item 1A, “Risk Factors”, in our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the SEC on March 3, 2017 (File No. 000-49966) (the “2016 Form 10-K”), in Part II, Item 1A, “Risk Factors,” below and in other reports we file with the SEC from time to time, and the following:

•	Commerce Union’s and the Company’s businesses may not be combined successfully, or such combination may take longer to accomplish than expected;
•

the closing conditions applicable to the Merger may not be satisfied on the expected terms, schedule, or at all, including approval by the Company’s and Commerce Union’s shareholders, respectively, and other delays in closing the Merger may occur;

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

OVERVIEW (Continued)

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

PROPOSED MERGER WITH COMMERCE UNION

On August 22, 2017, the Company and the Bank entered into the Merger Agreement with Commerce Union, Merger Sub, and Reliant. On the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into the Company, with the Company to be the surviving corporation. As soon as reasonably practicable following the consummation of the Merger and as part of a single integrated transaction, Commerce Union will cause the Company (as the surviving corporation of the Merger) to be merged with and into Commerce Union, with Commerce Union continuing as the surviving corporation of the Second Step Merger. Immediately following the Second Step Merger, the Bank will merge with and into Reliant. The Merger Agreement was unanimously approved and adopted by the Company’s board of directors and the board of directors of Commerce Union. Under and subject to the terms of the Merger Agreement, at the effective time of the Merger, each outstanding share of Common Stock will be converted into the right to receive 0.481 shares of Commerce Union common stock. The consummation of the Merger is subject to the satisfaction of customary closing conditions, including receipt of required regulatory approvals. We expect the Merger to close in the first quarter of 2018.

FINANCIAL CONDITION

At September 30, 2017, total assets were $476,724 and total liabilities were $443,471 for an increase in assets of $2,213 or 0.5% compared to $474,511 at December 31, 2016 and a decrease in liabilities of $796 or 0.2%, compared to $444,267 at December 31, 2016.  The increase in assets was caused primarily by increases in cash and cash equivalents and securities available for sale and offset in part by decreases in other real estate owned and time deposits in other financial institutions.  The decrease in liabilities was caused primarily by decreases in interest-bearing deposits and other borrowed money offset in part by increases in noninterest-bearing deposits.  Total shareholders’ equity increased $3,009, or 9.9%, to $33,253 at September 30, 2017 compared to $30,244 at December 31, 2016.  The increase in equity was primarily due to net income during the first nine months of 2017.

Cash and Cash Equivalents

Cash and cash equivalents were $29,097 at September 30, 2017 compared to $24,934 at December 31, 2016.  This increase was primarily due to proceeds from the payoff and paydown of loans.

FINANCIAL CONDITION (Continued)

Time Deposits in Other Financial Institutions

Time deposits in other financial institutions totaled $23,558 at September 30, 2017 compared to $24,797 at December 31, 2016.  Management continues to utilize time deposits in other financial institutions in conjunction with the Bank’s securities portfolio in order to maximize yield and maintain a reasonable total duration for the Bank’s assets outside of the loan portfolio.   Original maturities of time deposits in other financial institutions range from four months to five years.   Most of the CDs with maturities beyond three years are callable with minimal early withdrawal penalties.  All of the deposits are in FDIC or National Credit Union Administration insured institutions and the amount on deposit with each individual institution does not exceed the deposit insurance limit of $250.  As of September 30, 2017, time deposits in other financial institutions had a weighted average rate of 1.52% and a weighted average remaining life of 0.055 years.

Loans

Total loans (excluding loans held for sale) at September 30, 2017 were $315,874, compared to $315,483 at December 31, 2016, an increase of $391 or 0.1%.  Loans have not changed significantly during the first nine months of 2017 primarily due to several significant construction loans that completed building projects but did not convert to permanent financing with the Bank.  These and other payoffs approximated loan demand.

Loans in the portfolio at September 30, 2017 of approximately $90,101, or 28.5%, are at a variable rate of interest while $224,364, or 71.0%, are at a fixed rate, and $1,409, or 0.5%, are nonaccrual.  Within one year of September 30, 2017, $62,364, or 19.7%, of total loans are subject to repricing. As market rates dropped during the economic recession, management implemented rate floors for many variable rate loans in an effort to protect the Bank’s net interest margin.  As a result, as market rates have begun to rise, loans at their floor do not reprice at higher rates until market rates rise above their contractual floor rates.  The existence of these rate floors has negatively impacted our net interest margin as rates have risen and continue to do so, at least until rates have risen above these floors.

On September 30, 2017, the Company’s loan to deposit ratio (including loans held for sale) was 74.7%, compared to 74.5% at December 31, 2016.  Management expects loan demand to modestly improve through the remainder of 2017, though payoff and paydown activity could result in some decreases in loan balances or, as it has done through the first nine months of 2017, greater payoff activity could offset the growth in loan demand.

Securities Available for Sale

Set forth below is a table showing the carrying amount and breakdown of the Company’s securities available for sale at September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Mortgage-backed - residential	$69,361	95.2%	$67,899	98.1%
State and municipal	1,324	1.8%	1,308	1.9%
Other debt securities	2,135	3.0%	—	0.0%
Total	$72,820	100.0%	$69,207	100.0%

The Company’s securities portfolio is used, among other things, to provide interest income and liquidity and for pledging purposes to secure public fund deposits.  As of September 30, 2017, the carrying value of securities increased $3,613 to $72,820, compared to $69,207 at December 31, 2016.  This increase is primarily due to purchasing securities in order to take advantage of higher rates during the first nine months of 2017.  Securities available for sale as a percentage of total assets was 15.3% at September 30, 2017, compared to 14.6% at December 31, 2016.  Net unrealized loss on securities available for sale was $671 at September 30, 2017, compared to a net unrealized loss of $2,041 at December 31, 2016. Changes in interest rates in the securities market combined with changes in the makeup of our portfolio were the primary cause of this fluctuation in the net unrealized loss/gain.  Management is continually monitoring the credit quality of the Bank’s investments and believes that the unrealized losses that existed in the Bank’s portfolio at September 30, 2017 are temporary based on the bond ratings and anticipated recovery of the bonds held.  At September 30, 2017, the Company did not have the intent to sell these securities and it is not more likely than not that it will be required to sell the securities before their anticipated recovery.

FINANCIAL CONDITION (Continued)

Other Real Estate Owned

At September 30, 2017, other real estate owned totaled $2,535 compared to $4,697 at December 31, 2016, a decrease of $2,162 or 46.0%. Other real estate owned is comprised of properties acquired through or in lieu of foreclosure on real estate loans. This decrease is primarily due to the sale of properties during the first nine months of 2017.  The Company recorded losses of $310 related to the sale of these properties during the nine months ended September 30, 2017, compared to losses of $108 in the prior year comparable period.

Deposits

The Company relies on the Bank’s deposit growth, as well as alternative funding sources such as other borrowed money, Federal Home Loan Bank (“FHLB”) advances, and federal funds purchased from correspondent banks, to fund its operations.

The following table sets forth the composition of the deposits at September 30, 2017 and December 31, 2016.

	September 30, 2017		December 31, 2016
	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand accounts	$81,337	19.2%	$78,813	18.6%
Interest-bearing demand accounts	153,284	36.3%	145,824	34.4%
Savings accounts	37,501	8.9%	34,306	8.1%
Time deposits greater than $250	19,994	4.7%	25,839	6.1%
Other time deposits	130,599	30.9%	138,625	32.7%
Total	$422,715	100.0%	$423,407	100.0%

The following table sets forth all time deposits greater than $100 broken down by remaining maturity at September 30, 2017:

Three months or less	$13,252
Over three months through six months	15,607
Over six months through one year	26,429
Over one year	17,410
Total	$72,698

Total deposits were $422,715 at September 30, 2017, compared to $423,407 at December 31, 2016, a decrease of $692.  The decrease was primarily due to decreases in time deposits offset by increases in noninterest-bearing deposits and interest-bearing deposits. The Company believes this shift in deposit composition was due to customers deciding to hold funds in liquid funds as the prospect of a rising rate environment exists.

Shareholders’ Equity

At September 30, 2017, shareholders’ equity totaled $33,253, an increase of $3,009, or 9.9%, from $30,244 at December 31, 2016.  The increase was primarily due to net income for the first nine months of 2017.

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

RESULTS OF OPERATIONS

Net Income

The Company had net income of $1,972 for the nine months ended September 30, 2017 compared to net income of $2,062 for the same period in 2016, a decrease in net income of $90. This decrease was primarily due to recording provision for loan loss of $55 in the first nine months of 2017 compared to recording a reversal of provision for loan loss of $903 in the first nine months of 2016.  Net income available to common shareholders was $1,972 for the first nine months of 2017 compared to $6,230 for the same period in 2016.  This decrease was primarily due to the forgiveness of $4,265 of Series A Preferred Stock accrued dividends in the first quarter of 2016.

The Company had net income of $744 for the three months ended September 30, 2017 compared to net income of $634 for the same period in 2016, an increase in net income of $110. Net income available to common shareholders was $744 for the three months ended September 30, 2017 compared to $537 for the same period in 2016. These increases were primarily due to a decrease in noninterest expense in the three months ended September 30, 2017 compared to the same period in 2016.

RESULTS OF OPERATIONS (Continued)

Average Balance Sheets, Net Interest Income

Changes in Interest Income and Interest Expense

The following table shows the average daily balances of each principal category of our assets, liabilities and shareholders’ equity and an analysis of net interest income for the nine-month periods ended September 30, 2017 and 2016. The table reflects how changes in the volume of interest earning assets and interest-bearing liabilities and changes in interest rates have affected our interest income, interest expense, and net interest income for the periods indicated.  Information is provided in each category with respect to changes attributable to (1) changes in volume (changes in volume multiplied by prior rate); (2) changes in rate (changes in rate multiplied by prior volume); and (3) net changes (changes in rate plus changes in volume).  The changes attributable to the combined impact of volume and rate have all been allocated to the changes due to rate.

	September 30, 2017			September 30, 2016			Change
	Average Balance	Interest Rate	Revenue/ Expense	Average Balance	Interest Rate	Revenue/ Expense	Due to Volume (1)	Due to Rate (2)	Total (3)
Gross loans (a) (b)	$311,195	4.95%	$11,519	$287,594	5.14%	$11,094	$911	$(486)	$425
Taxable securities available for sale	72,887	2.40%	1,307	93,160	2.18%	1,526	(332)	113	(219)
Tax exempt securities available for sale	229	3.50%	6	931	2.72%	19	(14)	1	(13)
Federal funds sold and other	57,684	1.23%	529	48,586	0.93%	341	64	124	188
Total interest earning assets	441,995	4.04%	13,361	430,271	4.02%	12,980	629	(248)	381
Cash and due from banks	4,187			3,606
Other nonearning assets	34,977			42,609
Allowance for loan losses	(3,789)			(3,923)
Total assets	$477,370			$472,563
Deposits:
NOW & money market investments	$154,099	0.40%	$458	$141,323	0.37%	$397	$36	$25	$61
Savings	36,315	0.10%	28	32,630	0.10%	25	3	—	3
Time deposits $250 and over	24,309	0.91%	165	20,112	0.93%	123	26	16	42
Other time deposits	131,184	0.93%	912	147,217	0.78%	946	(104)	70	(34)
Total interest-bearing deposits	345,907	0.60%	1,563	341,282	0.58%	1,491	(39)	111	72
Subordinated debentures	13,000	3.36%	327	23,000	3.38%	583	(254)	(2)	(256)
Federal funds purchased and other	3,918	0.00%	119	18	0.00%	—	—	119	119
Total other borrowings	16,918	3.52%	446	23,018	3.37%	583	(254)	117	(137)
Total interest-bearing liabilities	362,825	0.74%	2,009	364,300	0.76%	2,074	(293)	228	(65)
Noninterest-bearing liabilities	82,565			80,269
Total liabilities	445,390			444,569
Shareholders’ equity	31,980			27,994
Total liabilities and shareholders’ equity	$477,370			$472,563
Net interest income			$11,352			$10,906	$922	$(476)	$446
Net interest margin		3.43%			3.38%

(a)	Interest income includes fees on loans of $444 and $558 in 2017 and 2016, respectively.
(b)	Nonaccrual loans are included in average loan balances and the associated income (recognized on a cash basis) is included in interest income.
(1)	Changes in volume multiplied by prior rate.
(2)	Changes in rate multiplied by prior volume.
(3)	Sum of (1) and (2).

RESULTS OF OPERATIONS (Continued)

Net Interest Income

Net interest income for the first nine months of 2017 was $11,352, an increase of $446, or 4.1%, compared to $10,906 for the same period in 2016. The increase in net interest income is primarily due to an increase in income from loans and federal funds sold and other combined with a decrease in interest expense on subordinated debentures offset by a decrease in income from taxable securities.

Total interest income for the nine months ended September 30, 2017 was $13,361, an increase of $381 from $12,980 for the same period in 2016. The increase in interest income was primarily due to an increase in income from loans and federal funds sold and other as a result of increases in the average balance of loans outstanding.  These increases were offset in part by a decrease in income from securities available for sale and a reduction in interest rates.

The increase in income from loans was due to an increase in the average balance of loans offset by a decrease in the average rate earned on loans.  The increase in the average balance of loans during the first nine months of 2017 was due to increased loan demand compared to the same period in 2016.  The average rate earned on gross loans in the first nine months of 2017 was 4.95% compared to 5.14% for the same period in 2016. This decrease in average rate earned on gross loans was due to loans in the past year being added at lower rates reflecting competitive pressures in our market area.

Interest income on taxable securities decreased $219 to $1,307 in the first nine months of 2017 compared to $1,526 in the first nine months of 2016. The decrease was primarily due to a decrease in the average balance of taxable securities, partially offset by an increase in the average rate earned on such securities.

Total interest expense was $2,009 in the first nine months of 2017, a decrease of $65 from $2,074 in the first nine months of 2016. The decrease in interest expense was primarily due to a decrease in the outstanding balance of the Company’s subordinated debentures in the first nine months of 2017 compared to the same period in 2016.  This decrease was offset in part by an increase in interest expense on other borrowed money related to the Company’s $4.0 million holding company loan.

Net interest income for the three months ended September 30, 2017 was $3,858, an increase of $182, or 5.0%, compared to $3,676 for the same period in 2016. The increase in net interest income is primarily due to an increase in income from loans combined with a decrease in interest expense on subordinated debentures, similar to factors noted above for the first nine months of 2017.

Total interest income for the three months ended September 30, 2017 was $4,525, an increase of $141 from $4,384 for the same period in 2016. The increase in interest income was primarily due to an increase in income from loans and federal funds sold and other, similar to factors noted above for the first nine months of 2017.

Total interest expense was $667 in the three months ended September 30, 2017, a decrease of $41 from $708 for the same period in 2016. The decrease in interest expense was primarily due to a decrease in the outstanding balance of the Company’s subordinated debentures.  This decrease was offset in part by an increase in interest expense on other borrowed money related to the Company’s $4.0 million holding company loan, similar to factors noted above for the first nine months of 2017.

Provisions for Loan Losses

In the first nine months of 2017, the Bank recorded $55 in provision for loan loss. In the first nine months of 2016, the Bank reversed $903 of the allowance for loan loss.  The Bank recorded this provision in the first nine months of 2017 in order to maintain the current level of allowance for loan losses; however, the amount of provision remains at historically low levels in light of stable asset quality metrics.  The ratio of allowance for loan losses to gross loans was 1.23% at September 30, 2017 compared to 1.19% at December 31, 2016.

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

RESULTS OF OPERATIONS (Continued)

Nonperforming loans increased from $2,332 at December 31, 2016 to $3,728 at September 30, 2017. The increase in nonperforming loans was primarily due to increases in troubled debt restructurings still accruing. The ratio of the allowance to nonperforming loans was 104.37% at September 30, 2017, compared to 161.06% at December 31, 2016. The portion of the allowance attributable to impaired loans was $71 at September 30, 2017 compared to $73 at December 31, 2016. Total impaired loans were $2,410 at September 30, 2017 compared to $1,334 at December 31, 2016.  The increase is due to one large relationship that was restructured as a troubled debt restructuring during the first nine months of 2017.

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. As of September 30, 2017 and December 31, 2016, based on the most recent analysis performed, the risk category of loans by segment of loans is as follows:

September 30, 2017	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$23,371	$466	$—	$147	$—
1-4 family residential	106,931	7,394	55	691	—
Commercial real estate	136,681	3,659	—	1,074	—
Other real estate loans	8,087	—	—	—	—
Commercial, financial and agricultural	17,275	973	—	66	—
Consumer	6,466	8	—	49	—
Other loans	71	—	—	—	—
Total	$298,882	$12,500	$55	$2,027	$—

RESULTS OF OPERATIONS (Continued)

December 31, 2016	Pass	Watch	Special Mention	Substandard	Doubtful
Real estate construction	$31,139	$243	$6	$500	$—
1-4 family residential	109,270	8,995	412	663	—
Commercial real estate	123,155	2,758	—	1,540	—
Other real estate loans	9,427	—	—	—	—
Commercial, financial and agricultural	17,527	1,309	—	390	—
Consumer	6,594	64	10	2	—
Other loans	145	—	—	—	—
Total	$297,257	$13,369	$428	$3,095	$—

The table below illustrates changes in the AFLL ratio (the ratio, expressed as a percentage, of the allowance for loan losses to total gross loans) over the past five quarters and the changes in related risk metrics over the same periods:

Quarter Ended	September 30, 2017	June 30, 2017	March 31, 2017	December 31, 2016	September 30, 2016
AFLL Ratio	1.23%	1.20%	1.21%	1.19%	1.15%
ASC 450 allowance ratio (1)	1.22%	1.19%	1.20%	1.17%	1.12%
Specifically impaired loans (ASC 310 component)	$71	$71	$79	$73	$92
Historical and environmental (ASC 450-10 component)	3,820	3,637	3,697	3,684	3,376
Total allowance for loan loss	$3,891	$3,708	$3,776	$3,757	$3,468
Nonperforming loans to gross loans (2)	1.18%	0.99%	0.82%	0.74%	0.79%
Impaired loans to gross loans	0.76%	0.79%	0.81%	0.42%	0.45%
Allowance to nonperforming loans ratio	104.37%	121.61%	148.31%	161.06%	146.02%
Quarter-to-date net charge offs/(recoveries) to average gross loans (3)	(0.060%)	0.030%	0.000%	(0.030%)	(0.020%)

(1)	Historical and environmental component as a percentage of non-impaired loans.
(2)	Nonaccrual loans and loans past due 90 or more days still accruing interest, and troubled debt restructurings still accruing interest as a percentage of gross loans.
(3)	Annualized.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

The following table presents information regarding loans included as nonaccrual and troubled debt restructurings and the gross income that would have been recorded in the nine-month and three-month periods ended September 30, 2017 and 2016 if the loans had been current:

	Nine months ended		Three months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Nonaccrual interest	$68	$30	$34	$1
Troubled debt restructurings interest	3	7	1	1

Noninterest Income

Total noninterest income for the first nine months of 2017 was $1,843, a decrease of $340, or 15.6% from $2,183 for the same period in 2016. The decrease was primarily due to decreases in gains on sale of securities available for sale, service charges on deposit accounts, and investment service income.

Gains on sale of securities available for sale for the first nine months of 2017 was $0 compared to $206 for the same period in 2016. This was due to the Company selling no securities in the first nine months of 2017 while we sold securities during the same period of 2016.

RESULTS OF OPERATIONS (Continued)

Service charges on deposit accounts for the first nine months of 2017 was $1,298, a decrease of $124, or 8.7%, from $1,422 for the same period in 2016.  The decrease in service charges on deposit accounts is due to a decrease in interchange fee income as a result of major retailers operating in the Bank’s market area changing policies to accept debt card transactions only when the customer’s PIN is used.  This has led to a significant increase in the number of PIN debit card transactions and a decrease in the number of signature debit card transactions.  The Bank’s interchange income is lower on PIN transactions than on signature transactions.

Investment service income for the first nine months of 2017 was $3, a decrease of $75, or 96.2%, from $78 for the same period in 2016. The decrease in investment service income is due to the Company choosing to outsource our investment department during the third quarter of 2016.

Total noninterest income for the three months ended September 30, 2017 was $629, a decrease of $46, or 6.8% from $844 for the same period in 2016. The decrease was due to decreases in service charges on deposit accounts and investment service income, similar to factors noted above for the nine-month period ended September 30, 2017.

The table below shows noninterest income for the nine-month and three-month periods ended September 30, 2017 and 2016.

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Service charges on deposit accounts	$1,298	$1,422	$426	$496
Gain on sale of loans	165	139	65	47
Gain on sale of securities available for sale	—	206	—	—
Other:
Investment service income	3	78	1	18
Safe deposit box rental	24	23	8	8
Bank Owned Life Insurance income	204	190	70	64
ATM income	69	70	22	25
Other customer fees	38	46	13	15
Other service charges, commissions and fees	42	9	24	2
Total noninterest income	$1,843	$2,183	$629	$675

Noninterest Expense

Noninterest expense for the first nine months of 2017 was $10,090, a decrease of $631, or 5.9%, from $10,721 for the same period in 2016. The decrease was primarily due to decreases in salaries and employee benefits, ATM expense, and regulatory and compliance expense partially offset by an increase in other real estate expense.

Salaries and employee benefits totaled $5,169 in the first nine months of 2017, a decrease of $473, or 8.4%, from $5,642 for the same period in 2016. This decrease was primarily the result of a decrease in employee headcount.

ATM expenses totaled $343 in the first nine months of 2017, a decrease of $249, or 42.1%, from $592 for the same period in 2016.  This decrease was primarily the result of a change to our ATM fee schedule during 2016 and additional network savings.

Regulatory and compliance expense totaled $226 in the first nine months of 2017, a decrease of $75, or 24.9%, from $301 for the same period in 2016. The decrease was primarily due to a reduction in the Bank’s FDIC insurance expense premium as a result of the lifting of all regulatory orders.

Other real estate expense totaled $486 for the first nine months of 2017, an increase of $280 from $206 for the same period in 2016. Other real estate expense increased during the first nine months of 2017 as a result of properties being sold at a loss.

Noninterest expense for the three months ended September 30, 2017 was $3,330, a decrease of $326, or 8.9%, from $3,656 for the same period in 2016. The decrease was primarily due to decreases in salaries and employee benefits, ATM expense, regulatory and compliance expense partially offset by an increase in other real estate expense, similar to factors noted above for the nine-month period ended September 30, 2017.

RESULTS OF OPERATIONS (Continued)

The table below shows noninterest expense for the nine-month and three-month periods ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		Three Months Ended September 30,
	2017	2016	2017	2016
Salaries and employee benefits	$5,169	$5,642	$1,637	$1,898
Regulatory and compliance	226	301	89	104
Occupancy	755	758	243	253
Furniture and equipment	263	263	80	89
Data processing fees	854	864	296	242
Advertising and public relations	122	123	36	36
Operational expense	354	347	106	121
Other real estate expense	486	206	221	170
Other:
Loan expense	81	53	39	27
Legal	119	118	35	41
Audit and accounting fees	218	240	68	75
Postage and freight	169	166	63	46
Director expense	272	293	83	90
ATM expense	343	592	93	206
Amortization of intangible asset	103	102	34	34
Insurance expense	116	141	39	44
Printing	42	49	20	17
Other employee expenses	51	61	10	20
Dues & memberships	45	42	11	12
Miscellaneous taxes and fees	53	37	13	11
Federal Reserve and other bank charges	38	27	13	9
Other	211	296	101	111
Total noninterest expense	$10,090	$10,721	$3,330	$3,656

Income Taxes

The effective income tax rate was 35.34% for the nine months and 35.70% for the three months ended September 30, 2017, respectively, and 36.96% for the nine months and 37.84% for the three months ended September 30, 2016, respectively.

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

As of September 30, 2017, the Company had federal and state income tax net operating loss (“NOL”) carryforwards of $15,492 and $43,324, respectively, which will expire at various dates from 2024 through 2035. Such NOL carryforwards expire as follows:

	Federal	State
2020-2024	$—	$7,540
2025-2029	—	35,784
2030-2034	15,492	—

The Company acknowledges the effort that is currently underway in the U.S. Congress to reduce the corporate tax rate.  If that effort is successful and the corporate tax rate is reduced, the Company may be required to write down the value of its net deferred tax assets with a charge to income tax expense.  At September 30, 2017, the Company had a total of $9,855 of net deferred tax assets.

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

The Bank’s primary uses of cash are lending to its borrowers and investing in securities and short-term interest-earning assets. During the first nine months of 2017, there have been minimal changes in both the loan and deposit balances.  Management believes this trend will continue throughout the remainder of 2017. In addition to funding loan growth, management plans to continue to utilize excess liquidity to invest in securities available for sale and time deposits in other financial institutions.

The Company has issued $23.0 million in principal amount of subordinated debentures in connection with trust preferred securities issued by trusts that are affiliates of the Company, $10.0 million of which is owned by a wholly owned subsidiary of the Company.  The Company timely made its scheduled interest payments on these subordinated debentures in each of the four quarters of 2016 and the first nine months of 2017.  As of September 30, 2017, the Company was current on all interest payments due related to its subordinated debentures.  The Company has the right to defer the payment of interest on the subordinated debentures at any time, for a period not to exceed 20 consecutive quarters.  During the period in which it is deferring the payment of interest on its subordinated debentures, the indentures governing the subordinated debentures provide that the Company cannot pay any dividends on its Common Stock or preferred stock.

In December 2016, the Company entered into a loan agreement with an unaffiliated commercial bank pursuant to which the Company borrowed $4.0 million. Borrowings under the loan agreement bear interest at a fixed rate of 4% per annum, with the unpaid principal balance and interest thereon payable over five years in equal quarterly installments of $121,822.39 beginning on April 1, 2017 and continuing for eighteen quarters thereafter, with the final payment consisting of the entire remaining unpaid principal balance and all accrued and unpaid interest through such date due on December 14, 2021. The Company secured the borrowings under this loan agreement with a pledge of 100% of the stock of the Bank.  The rights of the lender are senior to those of the holders of the Company’s Common Stock and its subordinated debentures.  In the event that the Company defaults on the loan, the lender could foreclose on the loan and acquire the Bank.  The Company has timely made all payments under this loan agreement.

On April 26, 2016, the Company entered into a Preferred Stock Conversion Agreement (the “Conversion Agreement”) that provided for the conversion of all of the issued and outstanding shares of the Company’s Series A Preferred Stock, having a liquidation preference of $650 per share, into shares of the Company’s Common Stock.  Pursuant to the Conversion Agreement, each holder of shares of the Series A Preferred Stock, including the Company’s directors and executive officers that owned such shares, had each share of his or her Series A Preferred Stock converted into approximately 137 shares of Common Stock (the “Conversion Shares”) effective September 30, 2016, representing an effective conversion price for each share of Common Stock of $4.75.  Under the terms of the Conversion Agreement, the Company issued an aggregate of 1,629,097 shares of Common Stock to the holders of the Series A Preferred Stock.  The issuance of the Conversion Shares was approved by the Company’s board of directors and separately by the members of the board of directors that did not own any shares of the Series A Preferred Stock.

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

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Tennessee law limits the amount of dividends a bank incorporated under the laws of the state of Tennessee may pay to its shareholders to the current year’s net income and any retained net income for the prior two years.  At September 30, 2017, the Bank could dividend up to $7,427 to the Company, without the consent of the Commissioner of the Department or the FDIC.

In late 2010, the Basel Committee on Banking Supervision issued “Basel III: A Global Regulatory Framework for More Resilient Banks and Banking Systems” (“Basel III”), a new capital framework for banks and bank holding companies. Basel III imposes a stricter definition of capital, with more focus on common equity for those banks to which it is applicable. In July 2013, the federal bank regulatory agencies, including the Federal Reserve and the FDIC, adopted final rules that revised their risk-based and leverage capital requirements and their method for calculating risk-weighted assets to make them consistent with the agreements that were reached by the Basel Committee on Banking Supervision in Basel III and certain provisions of the Dodd-Frank Act. The rules, which became effective January 1, 2015, apply to all depository institutions, top-tier bank holding companies with total consolidated assets of $1,000,000 or more (or that have a material amount of debt or equity securities registered with the SEC regardless of asset size), and top-tier savings and loan holding companies (“banking organizations”). Among other things, the rules established a new common equity Tier 1 minimum capital requirement of 4.5%, a minimum Tier 1 risk-based capital requirement of 6% (up from 4%), a total risk-based capital requirement of 8% and a Tier 1 leverage capital requirement of 4%.  In addition, the rules assign higher risk weightings (150%) to exposures that are more than 90 days past due or are on nonaccrual status.  In order to be considered “well capitalized”, the Bank must maintain at least the following minimum capital ratios: common equity Tier 1 capital of 6.5%; Tier 1 risked-based capital of 8%; total risk-based capital of 10%; and Tier 1 leverage capital of 5% and not be subject to a written agreement, order or directive to maintain capital above a specified level.  In order to be considered “well capitalized”, the Company must, if then subject to consolidated capital requirements, maintain at least the following minimum capital ratios: a Tier 1 risk-based capital ratio of 6% and a total risk-based capital ratio of 10% and not be subject to a written agreement, order or directive to maintain capital above a specified level.

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

Under the rules, Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings, limited amounts of minority interest in the form of additional Tier 1 capital instruments and non-cumulative preferred stock and related surplus, subject to certain eligibility standards, less goodwill and other specified intangible assets and other regulatory deductions, cumulative preferred stock and trust preferred securities (including associated subordinated debentures) issued after May 19, 2010 will no longer qualify as Tier 1 capital, but such securities issued prior to May 19, 2010 (like the Company’s subordinated debentures) will continue to count as Tier 1 capital subject to certain quantitative limitations.  The Company’s Series A Preferred Stock qualified as Tier 1 capital at December 31, 2015 and continued to qualify as Tier 1 capital until it was converted to Common Stock pursuant to the Conversion Agreement.  Common equity Tier 1 capital generally consists of common stock (plus related surplus) and retained earnings plus limited amounts of minority interest in the form of common stock, less goodwill and other specified intangible assets and other regulatory deductions.  The final rules allow banks and their holding companies with less than $250,000,000 in assets a one-time opportunity to opt-out of a requirement to include unrealized gains and losses in Accumulated Other Comprehensive Income.  The Company and the Bank have opted out.

At September 30, 2017, the Company had unfunded loan commitments outstanding of $38,094 and unfunded letters of credit of $1,337. Because these commitments generally have fixed expiration dates and many will expire without being drawn upon, the total commitment level does not necessarily represent future cash requirements. If the Company needed to fund these outstanding commitments, it has the ability to liquidate federal funds sold or securities available for sale, withdraw funds deposited with other financial institutions, utilize FHLB advances, or on a short-term basis to borrow and purchase federal funds from other financial institutions. Additionally, the Company could sell participations in these or other loans to correspondent banks.

LIQUIDITY AND CAPITAL RESOURCES (Continued)

At September 30, 2017 and December 31, 2016, the Bank’s and the Company’s risk-based capital ratios and the minimums to be considered “well capitalized” under regulatory guidelines were as follows:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Regulatory Provisions
September 30, 2017	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$48,220	14.59%	$26,436	8.00%	$33,046	10.00%
Consolidated	52,562	15.92%	26,411	8.00%	33,014	10.00%
Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$44,328	13.41%	$14,870	4.50%	$21,480	6.50%
Consolidated	27,174	8.23%	14,856	4.50%	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$44,328	13.41%	$19,827	6.00%	$26,436	8.00%
Consolidated	32,464	9.83%	13,206	4.00%	19,809	6.00%
Tier 1 Capital to average assets
Community First Bank & Trust	$44,328	9.41%	$18,845	4.00%	$23,556	5.00%
Consolidated	32,464	6.90%	18,832	4.00%	N/A	N/A

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Regulatory Provisions
December 31, 2016	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total Capital to risk weighted assets
Community First Bank & Trust	$45,424	13.79%	$26,359	8.00%	$32,948	10.00%
Consolidated	48,266	14.52%	26,593	8.00%	33,241	10.00%
Common Equity Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$41,667	12.65%	$14,827	4.50%	$21,416	6.00%
Consolidated	24,681	7.42%	14,958	4.50%	N/A	N/A
Tier 1 Capital to risk weighted assets
Community First Bank & Trust	$41,667	12.65%	$19,769	6.00%	$26,359	8.00%
Consolidated	27,680	8.33%	13,296	4.00%	19,945	6.00%
Tier 1 Capital to average assets
Community First Bank & Trust	$41,667	8.91%	$18,704	4.00%	$23,380	5.00%
Consolidated	27,680	5.90%	18,779	4.00%	N/A	N/A

At its current capital ratios, each of the Bank and the Company is considered “well capitalized”.

Management continually monitors the Bank’s sources and uses of cash in order to plan for future liquidity needs. The Bank’s most potentially volatile funding liabilities are national market time deposits. The Bank reduced its reliance on these funding sources during the last three years.  The Bank’s national market CDs totaled $1,236 at September 30, 2017 and $3,720 at December 31, 2016. Management is currently utilizing national market CDs to take advantage of the favorable rates in that sector of the deposit market.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Management uses a gap simulation model that takes cash flows into consideration. These include mortgage-backed securities, loan prepayments, and expected calls on securities. Non-maturing balances such as money markets, savings, and negotiable order of withdrawal (“NOW”) accounts have no contractual or stated maturities. A challenge in the rate risk analysis is to determine the impact of the non-maturing balances on the net interest margin as the interest rates change. Because these balances do not “mature” it is difficult to know how they will reprice as rates change. It is possible to glean some understanding by reviewing our pricing history on these categories relative to interest rates. Using the interest rate history from the Asset Liability Management software database spanning up to 20 quarters of data, we can derive the relationship between interest rates changes and the offering rates themselves. The analysis uses the T-Bill rate as an indicator of rate changes. The gap analysis uses beta factors to spread balances to reflect repricing speed. In the gap analysis the model considers deposit rate movements to determine what percentage of interest-bearing deposits that is actually repriceable within a year. Our cumulative one year gap position at September 30, 2017, was 0.85% of total assets. Our policy states that our one-year cumulative gap should not exceed 15% of total assets.

At September 30, 2017, $168,329 of $472,380 of interest earning assets will reprice or mature within one year. Loans maturing or repricing within one year totaled $108,995, or 34.9% of total loans, including loans held for sale at September 30, 2017. As of September 30, 2017, we had $122,502 in time deposits maturing or repricing within one year.

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

September 30, 2017
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in net interest income	0.48%	0.98%	(5.94%)	(11.46%)

December 31, 2016
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in net interest income	(1.35%)	0.05%	(4.40%)	(8.99%)

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

September 30, 2017
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in equity at risk	(8.03%)	(3.35%)	(0.16%)	(1.51%)

December 31, 2016
Basis Point Change	+200 bps	+100 bps	-100 bps	-200 bps
Increase (decrease) in equity at risk	(12.01%)	(5.97%)	1.93%	2.35%

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

There have been no material changes in our "Risk Factors" as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016 except for the following:

Because the market price of Commerce Union common stock will fluctuate, the value of the merger consideration to be received by our shareholders is uncertain.

In connection with the Merger, each share of Common Stock (except for specified shares of Common Stock held by us or Commerce Union parties (including any subsidiaries thereof) and any dissenting shares) will be converted into the right to receive 0.481 shares of Commerce Union common stock. Although the exchange ratio is fixed, the market value of the shares of Commerce Union common stock to be received by our shareholders as the merger consideration will fluctuate. The market value of the merger consideration will vary from the closing price of Commerce Union common stock on the date we announced the Merger, on the date that the joint proxy statement/prospectus is mailed to our shareholders in connection with the Merger, on the date on which our shareholders vote to approve the Merger Agreement, and on the date the Merger is completed and thereafter. Any change in the market price of Commerce Union common stock prior to the completion of the Merger will affect the market value of the merger consideration that our shareholders will receive upon completion of the Merger, and there will be no adjustment to the merger consideration for changes in the market price of shares of Commerce Union common stock. Stock price changes may result from a variety of factors that are beyond the control of Commerce Union, including, but not limited to, general market and economic conditions, changes in Commerce Union’s business, operations, and prospects and regulatory considerations. Therefore, our shareholders will not know the precise market value of the consideration they will receive at the effective time of the Merger.

The Merger may not be completed, which could have a material adverse effect on our business, future operations, and stock price following the Merger.

Completion of the Merger is subject to the satisfaction of certain closing conditions, including the receipt of all required regulatory approvals. If Commerce Union is not successful in obtaining the required regulatory approvals, the Merger will not be completed. Even if the regulatory approvals are received, the timing of the regulatory approvals and any conditions imposed by the regulatory approvals could result in certain closing conditions of the Merger not being satisfied.

Consummation of the Merger is also conditioned upon the satisfaction of other customary closing conditions, including (1) the approval of the Merger Agreement by our shareholders and the approval of the issuance of shares of Commerce Union common stock as the merger consideration by Commerce Union’s shareholders, (2) the absence of any order, decree, injunction, or law enjoining or prohibiting the Merger, and (3) the authorization for listing on the Nasdaq Capital Market of the shares to be issued by Commerce Union in connection with the Merger. Each party’s obligation to complete the Merger is also subject to certain additional customary conditions. Additionally, Commerce Union’s obligation to complete the Merger is subject to holders of not more than 7.5% of the outstanding shares of Common Stock perfecting their rights to dissent from the Merger. If a condition to a party’s obligation to consummate the Merger is not satisfied, that party may be able to terminate the Merger Agreement and, in such case, the transaction would not be consummated.

If the Merger is not completed, our business and financial results may be adversely affected and will be subject to several risks, including the following:

•	the price of Common Stock may decline to the extent that its current market price reflects a market assumption that the Merger will be completed;
•	having to pay significant costs relating to the Merger without receiving any benefits arising from the Merger;
•	negative reactions from customers, shareholders, and market analysts; and
•	the diversion of the focus of management to the Merger instead of on pursuing other opportunities that could have been beneficial to our business.

If the Merger Agreement is terminated under certain circumstances, we may be required to pay a termination fee of $2.1 million to Commerce Union.

We will be subject to business uncertainties and contractual restrictions while the Merger is pending, which could adversely affect our business and operations.

Uncertainty about the effect of the Merger on employees and customers may have an adverse effect on us. Uncertainties surrounding the Merger may impair our ability to attract, retain and motivate key personnel until the Merger is completed, and could cause customers and others that deal with us to seek to change their existing business relationships with us.

In addition, the Merger Agreement restricts us from taking certain specified actions until the Merger occurs without the consent of Commerce Union, such as acquiring or disposing of assets, incurring indebtedness, or incurring capital expenditures. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger. Such limitations could negatively impact our business and operations prior to the completion of the Merger.

The termination fee and the restrictions on negotiation contained in the Merger Agreement may discourage other companies from trying to acquire us.

Until the consummation of the Merger, with some exceptions, we are prohibited from soliciting, initiating, knowingly facilitating or encouraging, or participating in any discussion, negotiation or activity regarding an acquisition proposal, such as a merger or other business combination transaction, with any person or entity other than Commerce Union. In addition, we have agreed to pay a termination fee of $2.1 million to Commerce Union if the Merger Agreement is terminated under certain circumstances, including a change in our board of directors’ recommendation that our shareholders approve the Merger Agreement. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of us from considering or proposing such an acquisition that might result in greater value to our shareholders than the Merger, or may result in a potential competing acquirer proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

Exhibit Number	Description

2.1

Agreement and Plan of Merger dated August 22, 2017, by and among Commerce Union Bancshares, Inc., Pioneer Merger Sub, Inc., Reliant Bank, Community First, Inc., and Community First Bank & Trust (schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K will be furnished supplementally to the Securities and Exchange Commission upon request) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, dated August 23, 2017).

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

Community First, Inc.

(Registrant)

November 7, 2017	/s/ Louis E. Holloway
(Date)	Louis E. Holloway, Chief Executive Officer

November 7, 2017	/s/ Jon Thompson
(Date)	Jon Thompson, President and Chief Financial Officer